Form 10-Q
period 1996-06-30
ASSOCIATED MATERIALS INC
filed 1996-08-14
CIK 802967

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    F0RM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _______


                        Commission file number: 33-64788


                        ASSOCIATED MATERIALS INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                               75-1872487
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation of Organization)                               Identification No.)



             2200 Ross Avenue, Suite 4100 East, Dallas, Texas    75201

                 (Address of Principal Executive Offices)     (Zip Code)

        Registrant's Telephone Number, Including Area Code (214)220-4600



                                 Not Applicable
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report


        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


 Shares of Common Stock, $.0025 par value outstanding at August 14, 1996:
                                    4,893,504

Shares of Class B Common Stock, $.0025 par value outstanding at August 14, 1996:
                                    2,700,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
                                                                            PAGE
                                                                             No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Balance Sheets............................................................ 1
      June 30, 1996 (Unaudited) and December 31, 1995

    Statements of Operations (Unaudited)...................................... 2
      Quarter and six  months ended June 30, 1996 and 1995

    Statements of Cash Flows (Unaudited)...................................... 3
      Six Months ended June 30, 1996 and 1995

    Notes to Financial Statements............................................. 4

  Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition........................................... 6


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security-Holders................10

  Item 6.  Exhibits and Reports on Form 8-K...................................10


SIGNATURES  ..................................................................11

Part I.    Financial Information
Item 1.   Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                     June 30,      December 31,
                                                                       1996            1995
                                                                     (Unaudited)
ASSETS
Current assets:
   Cash...............................................................   $  3,384      $  2,279
   Accounts receivable, net ..........................................     54,173        48,755
   Inventories........................................................     58,838        55,922
   Income taxes receivable............................................        761           427
   Other current assets...............................................      2,450         1,967
                                                                        ---------     ---------
Total current assets..................................................    119,606       109,350
Property, plant and equipment, net....................................     52,223        49,566
Investment in Amercord Inc............................................     10,631         9,596
Deferred tax asset....................................................          -           118
Other assets..........................................................      3,239         3,423
                                                                        ---------     ---------
Total assets..........................................................   $185,699      $172,053
                                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdrafts   .................................................   $  7,338      $  6,047
   Accounts payable...................................................     24,727        14,489
   Accrued liabilities................................................     23,205        22,342
   Revolving line of credit...........................................     19,209        18,171
   Current portion of long-term debt..................................      1,750         1,750
                                                                        ---------     ---------
Total current liabilities.............................................     76,229        62,799
Deferred income taxes.................................................         31             -
Other liabilities.....................................................      3,666         3,848
Long-term debt........................................................     81,250        82,100
Stockholders' equity:
   Preferred stock, $.01 par value;
     Authorized shares, 100,000 at June 30, 1996 and
     December 31, 1995 Issued and outstanding shares
      - 0 at June 30, 1996 and December 31, 1995......................          -             -
   Common stock, $.0025 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 4,893,504 at June 30, 1996 and
       4,832,000 at December 31, 1995.................................         12            12
   Common stock, Class B, $.0025 par value:
     Authorized, issued and outstanding shares -
       2,700,000 at June 30, 1996 and December 31, 1995...............          7             7
   Capital in excess of par...........................................        185            67
Retained earnings.....................................................     24,319        23,220
                                                                         --------      --------
   Total stockholders' equity.........................................     24,523        23,306
Total liabilities and stockholders' equity............................   $185,699      $172,053
                                                                         ========      ========

                             See accompanying notes.
                                        1

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                             Quarter Ended                  Six Months Ended
                                                                                JUNE 30,                         JUNE 30,
                                                                       -----------------------          ---------------------------
                                                                        1996             1995             1996              1995
                                                                       -------          ------          --------           --------
Net sales ...................................................          $95,933         $93,676          $161,359           $164,998
Cost of sales ...............................................           67,253          69,813           118,124            125,162
                                                                       -------          ------          --------           --------
                                                                        28,680          23,863            43,235             39,836
Selling, general and administrative expense .................           19,670          18,354            37,447             35,867
                                                                       -------          ------          --------           --------
Income from operations ......................................            9,010           5,509             5,788              3,969
Interest expense ............................................            2,768           2,965             5,546              5,781
                                                                       -------          ------          --------           --------
                                                                         6,242           2,544               242             (1,812)
Equity in earnings of Amercord Inc. .........................              881             278             1,035                428
                                                                       -------          ------          --------           --------
Income (loss) before income tax expense .....................            7,123           2,822             1,277             (1,384)
Income tax expense (benefit) ................................            2,552           1,033               179               (687)
                                                                       -------          ------          --------           --------
Net Income (loss) ...........................................            4,571           1,789             1,098               (697)

Earnings (loss) per common share ............................          $  0.59          $ 0.23          $   0.14           $  (0.09)

Weighted average common and common
  equivalent shares outstanding .............................            7,716           7,726             7,716              7,726

                             See accompanying notes.
                                        2

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                         Six -Months Ended JUNE 30,
                                                                            ---------------------
                                                                                1996        1995
                                                                            ---------     -------
OPERATING ACTIVITIES
Net income (loss)..........................................................   $1,098     $  (697)
Adjustments to reconcile net income to net cash used by
 operating activities:
  Depreciation and amortization............................................    2,895       2,609
  Deferred income taxes....................................................      149         (41)
  Equity in earnings of Amercord Inc.......................................   (1,035)       (428)
  Changes in operating assets and liabilities:
    Accounts receivable, net...............................................   (5,418)     (5,049)
    Inventories............................................................   (2,916)     (8,265)
    Income taxes receivable................................................     (334)       (903)

    Bank overdrafts........................................................    1,291       1,301
    Accounts payable and accrued liabilities...............................   11,101       6,740
    Other assets and liabilities...........................................     (736)     (1,135)
                                                                            ---------     -------
Net cash provided by (used in) by operating activities.....................    6,095      (5,868)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net............................   (5,296)     (4,229)

FINANCING ACTIVITIES
Net increase in revolving line of credit...................................    1,038      11,610
Principal payments of long-term debt.......................................     (850)       (850)
Exercise of common stock options and related tax benefits..................      118           -
                                                                           --------- -----------
Net cash provided by financing activities..................................      306      10,760

Net increase (decrease) in cash............................................    1,105         663
Cash at beginning of period................................................    2,279       1,702
                                                                           ---------    --------
Cash at end of period...................................................... $  3,384    $  2,365
                                                                            ========    ========
Supplemental information:
Cash paid for interest..................................................... $  5,545    $  5,765
                                                                            ========    ========

Net cash paid for income taxes.............................................$     243   $     494
                                                                           =========   =========

                             See accompanying notes.
                                        3

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTER AND SIX MONTHS ENDED JUNE, 1996
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") as of and for the quarter and six months ended June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                          June 30,  December 31,
                                                           1996            1995
                                                          -------        -------
Raw materials ....................................        $12,678        $12,962
Work in process ..................................          6,303          6,175
Finished goods and purchased stock ...............         39,857         36,785
                                                          -------        -------
                                                          $58,838        $55,922


NOTE 3- INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                            Quarter Ended      Six Months Ended
                                               JUNE 30,             JUNE 30,
                                          ----------------   ------------------
                                           1996      1995      1996      1995
                                          -------   -------   -------   -------
Net sales .............................   $21,956   $20,293   $43,941   $40,696
Costs and expenses ....................    20,616    18,937    41,638    38,374
Income from operations ................     1,340     1,356     2,303     2,322
Interest expense ......................       441       474       915       963
Income tax expense ....................       333       326       514       503
                                          -------   -------   -------   -------
Net income before cumulative effect of
    a change in accounting principle ..       566       556       874       856
Cumulative effect of a change in
    accounting principle (net of tax) .     1,196      --       1,196      --
                                          -------   -------   -------   -------

Net income ............................   $ 1,762   $   556   $ 2,070   $   856
                                          =======   =======   =======   =======

Company's share of net income .........   $   881   $   278   $ 1,035   $   428
                                          =======   =======   =======   =======

In June of 1996, Amercord changed its accounting policy with respect to certain maintenance parts. Previously, these items were expensed immediately upon purchase. Amercord now capitalizes these parts when purchased and expenses them when used in production. The new method of accounting for such items was adopted to better match new production expenses with their related consumption in the production cycle.


NOTE 4 - EARNINGS PER COMMON SHARE

Earnings per common share computations are based on weighted average common and common equivalent shares outstanding during the periods presented, determined using the treasury stock method. Fully diluted earnings per common share are not significantly different than primary earnings per common share.


NOTE 5 - AMENDMENT OF REVOLVING CREDIT AGREEMENT

In April 1996, the Company amended and restated its bank credit agreement to increase the total credit facility to $50 million through May 31, 1999. The amended and restated agreement otherwise contains substantially the same terms and conditions as the previous agreement.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                               QUARTER ENDED JUNE 30,
                                    --------------------------------------------
                                            1996                      1995
                                     ---------------------   -------------------
                                                PERCENTAGE            PERCENTAGE
                                                 OF TOTAL              OF TOTAL
                                     AMOUNT      NET SALES   AMOUNT    NET SALES
                                     --------     -----      -------    -----
Total Company:
   Net sales - Alside .............  $ 85,403        89.0%   $80,247       85.7%
   Net sales - AmerCable ..........    10,530        11.0     13.429       14.3
                                     --------     -----      -------    -----
     Total net sales ..............    95,933       100.0%    93,676      100.0%
   Cost of sales ..................    67,253        70.1     69,813       74.5
   Selling, general and
   administrative expense (1) .....    19,670        20.5     18,354       19.6
                                     --------     -----      -------    -----
   Income from operations .........  $  9,010         9.4%   $ 5,509        5.9%
                                     ========     =====      =======    =====

Alside:
   Net sales ......................  $ 85,403       100.0%   $80,247      100.0%
   Cost of sales ..................    56,900        66.6     56,874       70.9
   Selling, general and
   administrative expense .........    18,021        21.1     17,346       21.6
                                     --------     -----      -------    -----
   Income from operations .........  $ 10,482        12.3%   $ 6,027        7.5%
                                     ========     =====      =======    =====

AmerCable:
   Net sales ......................  $ 10,530       100.0%   $13,429      100.0%
   Cost of sales ..................    10,353        98.3     12,939       96.4
   Selling, general and
   administrative expense .........     1,047         9.9        456        3.4
                                     --------     -----      -------    -----
   Income (loss) from
   operations .....................  $   (870)       (8.2)%  $    34        0.2%
                                     ========     =====      =======    =====


(1) Consolidated selling, general and administrative expenses include corporate expenses of $602,000 and $552,000 for the six-month periods ended June 30, 1996 and 1995, respectively.

OVERVIEW

       The Company's net income and income from operations income increased 155.5% and 63.6% to $4.6 million and $9.0 million respectively, in the quarter ended June 30, 1996 compared with the second quarter of 1995. The improvement in the Company's operations was due primarily to its Alside division.

     ALSIDE. Alside's income from operations for the quarter ended June 30,1996 increased 73.9% from $6.0 million to $10.5 million primarily due to higher gross profit percentages and higher sales volume across most of its product lines particularly vinyl siding. Alside's gross profit percentage increased from 29.1% in the second quarter of 1995 to 33.4% in the second quarter of 1996 due primarily to lower vinyl resin costs and improved manufacturing efficiency. Alside's unit sales of vinyl siding and vinyl windows increased 10.2% and 7.6% in the quarter ended June 30,1996 as compared to the same period in 1995. Selling, general and administrative expense increased by $.7 million to $18.0 million in the quarter ended June 30, 1996 but decreased as a percentage of sales as compared to the 1995 period.

     AMERCABLE. AmerCable's loss from operations was $.9 million in the quarter ended June 30,1996 as compared to operating income of $34,000 for the same period in 1995. AmerCable loss for the quarter was caused primarily by a $500,000 charge to reduce AmerCable's copper inventory to net realizable value as well as a $275,000 charge relating to the severance of approximately 28 employees. AmerCable recorded the charge to write down the value of copper in inventory as a result of the recent drop in copper prices. During the second quarter of 1996 AmerCable reduced its workforce by approximately 15% in an effort to eliminate certain non value added processes and reduce its cost structure. The severance charges associated with this reduction were included in selling, general and administrative expense. Exclusive of the charges related to copper and severance, AmerCable incurred an operating loss of $95,000 for the quarter ended June 30, 1996. AmerCable's sales for the quarter ended June 30, 1996 decreased $2.9 million or 21.6% as compared to the same period in 1995. The decrease in sales was primarily due to lower volume in most product lines.

        OTHER. In June of 1996, Amercord changed its accounting policy with respect to certain maintenance parts. As a result, Amercord recorded a $1.2 million cumulative effect of a change in accounting policy which increased the Company's equity in the earnings of Amercord by approximately $600,000. Exclusive of the effect of the change in accounting policy, Amercord's net income was $566,000 for the quarter ended June 30, 1996, unchanged as compared to the same period in 1995. Amercord's sales and gross profits increased during the quarter ended June 30, 1996 as compared to the same period in 1995. The higher gross profits in the 1996 period were offset by higher research and administrative costs.

     Net interest expense decreased $197,000 or 6.6% in the quarter ended June 30, 1996 compared with the same period in 1995 primarily due to lower borrowing requirements experienced on the Company's line of credit in the 1996 period.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                               QUARTER ENDED JUNE 30,
                                    --------------------------------------------
                                            1996                      1995
                                     ---------------------   -------------------
                                                PERCENTAGE            PERCENTAGE
                                                 OF TOTAL              OF TOTAL
                                     AMOUNT      NET SALES   AMOUNT    NET SALES
                                     --------     -----      -------    -----
Total Company:
   Net sales - Alside ............ $ 140,516       87.1%  $ 138,682       84.1%
   Net sales - AmerCable .........    20,843       12.9      26,316       15.9
                                   ---------    -----     ---------    -----
     Total net sales .............   161,359      100.0%    164,998      100.0%
   Cost of sales .................   118,124       73.2     125,162       75.9
   Selling, general and
   administrative expense (1) ....    37,447       23.2      35,867       21.7
                                   ---------    -----     ---------    -----
   Income from operations ........ $   5,788        3.6%  $   3,969        2.4%
                                   =========    =====     =========    =====

Alside:
   Net sales ..................... $ 140,516      100.0%  $ 138,682      100.0%
   Cost of sales .................    97,241       69.2      99,233       71.6
   Selling, general and
   administrative expense ........    34,469       24.5      33,880       24.4
                                   ---------    -----     ---------    -----
   Income from operations ........ $   8,806        6.3%  $   5,569        4.0%
                                   =========    =====     =========    =====

AmerCable:
   Net sales ..................... $  20,843      100.0%  $  26,316      100.0%
   Cost of sales .................    20,883      100.2      25,929       98.5
   Selling, general and
   administrative expense ........     1,858        8.9         878        3.3
                                   ---------    -----     ---------    -----
   Loss from operations .......... $  (1,898)      (9.1)% $    (491)      (1.9)%
                                   =========    =====     =========    =====


(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,120,000 and $1,109,000 for the six-month periods ended June 30, 1996 and 1995, respectively.

OVERVIEW

       For the six months ended June 30, 1996, the Company recorded net income of $1.1 million as compared to a net loss of $697,000 for the same period in 1995 due to higher operating income at its Alside division. Income from operations in the first six months of 1996 was $5.9 million or 45.8% higher than the first six months of 1995 as Alside's improvement offset AmerCable's loss from operations.

     ALSIDE. Alside's income from operations increased 58% from $5.6 million to $8.8 million for the six month period ended June 30, 1996 as compared to the same period in 1995 due primarily to higher gross profits from its vinyl siding products. Alside's sales increased 1.3% for the six-month period ended June 30, 1996 as compared to the same period in 1995 as lower sales in the first quarter were offset by higher sales in the second quarter. The gross profit percentage increased to 30.8% for the six months ended June 30, 1996 as compared to 28.4% for the same period in 1995 due primarily to lower raw material costs (primarily vinyl resin) and improved manufacturing efficiency. Gross profits were favorably impacted by lower vinyl resin costs in the 1996 period. Alside's selling, general and administrative costs increased by $589,000 for the 1996 period due to higher lease expenses for Alside's supply centers as well as increased spending on research and development.

     AMERCABLE. AmerCable's loss from operations increased from $491,000 to $1.9 million for the six months ended June 30, 1996 as compared to the same period in 1995. The increased loss from operations was due primarily to the charges to write down copper inventory discussed above as well as higher selling, general and administrative costs. The higher selling, general and administrative costs were caused by the severance charge, higher wage and benefit costs and expenses associated with AmerCable's new distribution operation in Houston Texas. AmerCable's sales decreased $5.5 million or 20.8% for the six months ended June 30,1996 as compared to the same period in 1995 due primarily to lower shipboard and transportation cable sales.

     OTHER. The Company recorded $1.0 million in equity in the after tax earnings of Amercord in the six-month period ended June 30, 1996 as compared to $428,000 for the same period in 1995. The Company's equity in Amercord's income was favorably impacted by the accounting adjustment discussed above. For the six months ended June 30, 1996, Amercord's sales increased by 8.0% to $43.9 million from $40.7 million in 1995. Gross profit increased by $284,000 due to higher volume in the 1996 period.

     Net interest expense decreased $235,000 or 4.1% in the six months ended June 30, 1996 compared with the same period in 1995 primarily due to lower borrowing requirements experienced on the Company's line of credit during the second quarter of 1996 compared to the 1995 period.


LIQUIDITY AND CAPITAL RESOURCES

     As previously reported, on April 2, 1996, the Company amended and restated its credit agreement with Society National Bank to increase the facility to $50 million and extend the terms of the agreement to May 31, 1999.

     Borrowings under the Company's existing facility were $19.2 million at June 30, 1996, excluding outstanding letters of credit, totaling $9.8 million securing $8.2 million taxable notes and certain other obligations. Because of the seasonal nature of Alside's business, the Company's borrowing requirements are traditionally highest during the second quarter. At June 30, 1996 the Company had an additional borrowing capacity of approximately $21.0 million.

     The increase in cash provided by operations in the 1996 period was due primarily to higher payables, improved inventory management and higher net income.

     Capital expenditures totaled $5.3 million in the six months ended June 30, 1996, compared with $4.2 million during the same period in 1995. Expenditures in the 1996 period were primarily used to increase capacity at its window manufacturing plants and increase inventory storage capacity at the Ennis, Texas vinyl siding plant.

     The Company believes that future cash flows from operations and its borrowing capacity under its existing credit agreement will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. However, there can be no assurances that the cash so generated by the Company will be sufficient for such purposes.

EFFECTS OF INFLATION

     The Company believes that the effects of inflation on its operations have not been material during the past two years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions.

                                       9
Part II     Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

     On May 21, 1996, stockholders of the Company took action by written consent in lieu of an annual meeting of stockholders to re-elect James F. Leary and A.
A. Meitz as directors of the Company to serve for three-year terms expiring at the Company's 1999 annual meeting of stockholders. The Company's other directors are William W. Winspear and Donald L. Kaufman (whose current terms will expire at the Company's 1997 annual meeting of stockholders) and Richard I. Galland and Gary D. Trabka (whose current terms will expire at the Company's 1998 meeting of stockholders).


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         None

     (b) During the quarter ended June 30, 1996, Associated Materials Incorporated filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        ASSOCIATED MATERIALS INCORPORATED
                                  (Registrant)




Date:  AUGUST 14, 1996        By:   \S\ ROBERT L. WINSPEAR
                              Robert L. Winspear, Vice President,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)