Form 10-Q
period 1996-09-30
ASSOCIATED MATERIALS INC
filed 1996-11-12
CIK 802967

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                        --

                                    F0RM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to

                        Commission file number: 33-64788

--------------------------------------------------------------------------------
                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
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

        Indicate by check U whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No  [ ]


     Shares of Common Stock, $.0025 par value outstanding at November 11, 1996:
     4,893,504

     Shares of Class B Common Stock, $.0025 par value outstanding at November 11, 1996: 2,700,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
    Balance Sheets .....................................................    1
      September 30, 1996 (Unaudited) and December 31, 1995

    Statements of Operations (Unaudited) ...............................    2
      Quarter and nine months ended September 30, 1996 and 1995

    Statements of Cash Flows (Unaudited) ...............................    3
      Nine months ended September 30, 1996 and 1995

    Notes to Financial Statements ......................................    4

  Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition ....................................    6


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..............................   10


SIGNATURES .............................................................   11

Part I.    Financial Information
Item 1.   Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                       September 30,    December 31,
                                                                                                           1996              1995
                                                                                                         --------           --------
                                                                                                      (Unaudited)
ASSETS
Current assets:
   Cash ......................................................................................           $  2,961           $  2,279
   Accounts receivable, net ..................................................................             53,729             48,755
   Inventories ...............................................................................             60,312             55,922
   Income taxes receivable ...................................................................               --                  427
   Other current assets ......................................................................              2,287              1,967
                                                                                                         --------           --------
Total current assets .........................................................................            119,289            109,350
Property, plant and equipment, net ...........................................................             52,414             49,566
Investment in Amercord Inc. ..................................................................             11,035              9,596
Deferred tax asset ...........................................................................               --                  118
Other assets .................................................................................              3,193              3,423
                                                                                                         --------           --------
Total assets .................................................................................           $185,931           $172,053
                                                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdrafts ...........................................................................           $  5,537           $  6,047
   Accounts payable ..........................................................................             21,535             14,489
   Accrued liabilities .......................................................................             22,671             22,342
   Income taxes payable ......................................................................              1,131               --
   Revolving line of credit ..................................................................             17,115             18,171
   Current portion of long-term debt .........................................................              1,750              1,750
                                                                                                         --------           --------
Total current liabilities ....................................................................             69,739             62,799
Deferred income taxes ........................................................................              1,767               --
Other liabilities ............................................................................              3,571              3,848
Long-term debt ...............................................................................             80,800             82,100
Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 100,000 at September 30, 1996 and December
     31, 1995 Issued and outstanding shares - 0 at September 30, 1996
     and December 31, 1995 ...................................................................               --                 --
   Common stock, $.0025 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 4,893,504 at September 30, 1996
     and 4,832,000 at December 31, 1995 ......................................................                 12                 12
   Common stock, Class B, $.0025 par value:
     Authorized, issued, and outstanding shares -
       2,700,000 at September 30, 1996 and December 31, 1995 .................................                  7                  7
   Capital in excess of par ..................................................................                185                 67
Retained earnings ............................................................................             29,850             23,220
                                                                                                         --------           --------
   Total stockholders' equity ................................................................             30,054             23,306
Total liabilities and stockholders' equity ...................................................           $185,931           $172,053
                                                                                                         ========           ========

                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                                             QUARTER ENDED                      NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                         SEPTEMBER 30
                                                                        -------------------------          -------------------------
                                                                          1996             1995               1996             1995
                                                                        --------         --------          --------         --------
Net sales .....................................................         $103,159         $ 97,873          $264,518         $262,871
Cost of sales .................................................           71,196           72,868           189,320          198,030
                                                                        --------         --------          --------         --------
                                                                          31,963           25,005            75,198           64,841
Selling, general and administrative expense ...................           20,497           19,118            57,944           54,985
                                                                        --------         --------          --------         --------
Income from operations ........................................           11,466            5,887            17,254            9,856
Interest expense ..............................................            2,739            2,921             8,285            8,702
                                                                        --------         --------          --------         --------
                                                                           8,727            2,966             8,969            1,154
Equity in earnings of Amercord Inc. ...........................              404              (93)            1,440              335
                                                                        --------         --------          --------         --------
Income (loss) before income tax expense .......................            9,131            2,873            10,409            1,489
Income tax expense (benefit) ..................................            3,599            1,171             3,777              484
                                                                        --------         --------          --------         --------
Net Income (loss) .............................................         $  5,532         $  1,702          $  6,632         $  1,005
                                                                        ========         ========          ========         ========

Earnings (loss) per common share ..............................         $   0.72         $   0.22          $   0.86         $   0.13

Weighted average common and common
  equivalent shares outstanding ...............................         $  7,716         $  7,678          $  7,699         $  7,715
                                                                        ========         ========          ========         ========

                             See accompanying notes

                       ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1996       1995
                                                               ----       ----
OPERATING ACTIVITIES
Net income ...............................................   $6,632      $1,005
Adjustments to reconcile net income to net cash used by
 operating activities:
  Depreciation and amortization...........................    4,367       3,961
  Deferred income taxes...................................    1,885        (453)
  Equity in earnings of Amercord Inc......................   (1,440)       (335)
  Changes in operating assets and liabilities:
    Accounts receivable, net..............................   (4,974)     (5,080)
    Inventories...........................................   (4,390)     (4,647)
    Income taxes payable..................................    1,676         680
    Bank overdrafts.......................................     (510)        926
    Accounts payable and accrued liabilities..............    7,375       4,815
    Other assets and liabilities..........................     (718)     (1,035)
                                                             ------      ------
Net cash provided by (used in) by operating activities....    9,903        (163)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net...........   (6,865)     (5,853)

FINANCING ACTIVITIES
Net increase in revolving line of credit..................   (1,056)      8,422
Principal payments of long-term debt......................   (1,300)     (1,300)
                                                             ------      ------
Net cash provided by financing activities.................   (2,356)      7,122

Net increase (decrease) in cash...........................      682       1,106
Cash at beginning of period...............................    2,279       1,702
                                                             ------      ------
Cash at end of period.....................................   $2,961      $2,808
                                                            =======     =======

Supplemental information:
Cash paid for interest....................................  $10,451     $10,830
                                                            =======     =======

Net cash paid for income taxes............................  $   247     $   539
                                                            =======     =======
                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") as of and for the quarter and nine months ended September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                    September 30,   December 31,
                                                        1996          1995
                                                      -------        -------
Raw materials ....................................    $12,805        $12,962
Work in process ..................................      5,890          6,175
Finished goods and purchased stock ...............     41,617         36,785
                                                      -------        -------
                                                      $60,312        $55,922

NOTE 3- INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                                                               QUARTER ENDED                     NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                                        -------------------------           ------------------------
                                                                          1996            1995               1996              1995
                                                                        -------          --------           -------          -------
Net sales ....................................................          $21,608          $ 17,804           $65,549          $58,500
Costs and expenses ...........................................           19,898            17,630            61,536           56,004
                                                                        -------          --------           -------          -------
Income from operations .......................................            1,710               174             4,013            2,496
Interest expense .............................................              432               470             1,347            1,433
Income tax expense (benefit) .................................              471              (110)              985              393
                                                                        -------          --------           -------          -------
Net income (loss) before cumulative effect
     of a change in accounting principle .....................              807              (186)            1,681              670
Cumulative effect of a change in accounting
    principle (net of tax) ...................................             --                --               1,196             --

Net income (loss) ............................................          $   807          $   (186)          $ 2,877          $   670
                                                                        =======          ========           =======          =======

Company's share of net income (loss) .........................          $   404          $    (93)          $ 1,440          $   335
                                                                        =======          ========           =======          =======

In the third quarter of 1996, Amercord reached an agreement in principle to settle disputed royalty payments for the years 1990 through 1995. In conjunction with the proposed settlement of the royalty payments, Amercord reduced its accrued liability for royalty payments resulting in a pre-tax gain of approximately $3.1 million. Also in the third quarter of 1996, Amercord determined it was necessary to write down certain production equipment in accordance with Statement of Financial Accounting Standards 121. As a result, the equipment was written down resulting in a loss of $2.7 million. The net effect of the two items discussed above was a net increase of $400,000 in Amercord's operating income or an increase of approximately $120,000 in the Company's equity in the earnings of Amercord.

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                                                 QUARTER ENDED SEPTEMBER 30,
                                                                           ---------------------------------------------------------
                                                                                     1996                            1995
                                                                           --------------------------     --------------------------
                                                                                      PERCENTAGE OF                   PERCENTAGE OF
                                                                            AMOUNT    TOTAL NET SALES     AMOUNT     TOTAL NET SALES
                                                                           --------         -----          --------        -----
Total Company:
   Net sales - Alside ............................................         $ 93,170          90.3%         $ 86,614         88.5%
   Net sales - AmerCable .........................................            9,989           9.7            11,259         11.5
                                                                           --------         -----          --------        -----
     Total net sales .............................................          103,159         100.0            97,873        100.0
   Cost of sales .................................................           71,196          69.0            72,868         74.5
   Selling, general and administrative expense (1) ...............           20,497          19.9            19,118         19.5
                                                                           --------         -----          --------        -----

   Income from operations ........................................         $ 11,466          11.1%         $  5,887          6.0%
                                                                           ========         =====          ========        =====

Alside:
   Net sales .....................................................         $ 93,170         100.0%         $ 86,614        100.0%
   Cost of sales .................................................           62,362          66.9            61,576         71.1
   Selling, general and administrative expense ...................           19,185          20.6            18,130         20.9
                                                                           --------         -----          --------        -----
   Income from operations ........................................         $ 11,623          12.5%         $  6,908          8.0%
                                                                           ========         =====          ========        =====

AmerCable:
   Net sales .....................................................         $  9,989         100.0%         $ 11,259        100.0%
   Cost of sales .................................................            8,834          88.5            11,292        100.3
   Selling, general and administrative expense ...................              644           6.4               437          3.9
                                                                           --------         -----          --------        -----
   Income (loss) from operations .................................         $    511           5.1%         $   (470)        (4.2)%
                                                                           ========         =====          ========        =====

(1) Consolidated selling, general and administrative expenses include corporate expenses of $668,000 and $551,000 for the quarters ended September 30, 1996 and 1995, respectively.

OVERVIEW

       The Company's net income and income from operations income increased 225% and 94.8% to $5.5 million and $11.5 million, respectively, in the quarter ended September 30, 1996 compared with the third quarter of 1995. The improvement in the Company's operations was due primarily to its Alside division although its AmerCable division and Amercord affiliate also reported higher income from operations.

       ALSIDE. Alside's income from operations for the quarter ended September 30, 1996 increased 68.3% from $6.9 million to $11.6 million primarily due to higher gross profit percentages and higher sales volume across most of its product lines, particularly vinyl siding. Alside's gross profit percentage increased from 28.9% in the third quarter of 1995 to 33.1% in the third quarter of 1996 due primarily to lower vinyl resin costs and improved manufacturing efficiency. Alside's unit sales of vinyl siding and vinyl windows increased 14.9% and 6.6% in the quarter ended September 30,1996 as compared to the same period in 1995. Selling, general and administrative expense increased by $1.1 million to $19.1 million in the quarter ended September 30, 1996 but decreased as a percentage of sales as compared to the 1995 period.

       AMERCABLE. AmerCable's sales for the quarter ended September 30, 1996 decreased $1.3 million or 11.3% as compared to the same period in 1995 due to lower volume in most product lines. AmerCable's income from operations was $511,000 in the quarter ended September 30, 1996 as compared to an operating loss of $470,000 for the same period in 1995. Income for the quarter was primarily the result of improved manufacturing efficiencies and higher sales prices. The gross profit percentage increased to 11.5% for the quarter ended September 30, 1996 as compared to (.3%) for the same period in 1995.

       OTHER. In the third quarter of 1996, Amercord reached an agreement in principle to settle disputed royalty payments for the years 1990 through 1995. As a result, Amercord recorded a pre-tax gain of approximately $3.1 million on the proposed settlement. Also in the third quarter of 1996, Amercord wrote down certain production equipment in accordance with Statement of Financial Accounting Standards 121 resulting in a pre-tax loss of $2.7 million. The net effect of these two items increased the Company's equity in the earnings in Amercord by approximately $120,000, net of taxes. Exclusive of these two events, Amercord's net income was $567,000 for the quarter ended September 30, 1996 as compared to a loss of $186,000 for the same period in 1995. Amercord's sales and gross profits increased 21.4% and 156.9%, respectively, during the quarter ended September 30, 1996 as compared to the same period in 1995. The increase in net income was the result of increased sales volume and lower production costs. Amercord's net income was $807,000 for the quarter ended September 30, 1996, as compared to the loss of $186,000 for the same period in 1995.

     Net interest expense decreased $182,000 or 6.2% in the quarter ended September 30, 1996 compared with the same period in 1995 primarily due to lower borrowing requirements experienced by the Company under its line of credit during the 1996 period.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ----------------------------------------------------------
                                                                                  1996                                 1995
                                                                          -------------------------        -------------------------
                                                                                     PERCENTAGE OF                     PERCENTAGE OF
                                                                            AMOUNT   TOTAL NET SALES         AMOUNT  TOTAL NET SALES
                                                                          ---------         -----          ---------         -----
Total Company:
   Net sales - Alside ............................................        $ 233,686          88.3%         $ 225,296          85.7%
   Net sales - AmerCable .........................................           30,832          11.7             37,575          14.3
                                                                          ---------         -----          ---------         -----
     Total net sales .............................................          264,518         100.0%           262,871         100.0%
   Cost of sales .................................................          189,320          71.6            198,030          75.3
   Selling, general and administrative expense (1) ...............           57,944          21.9             54,985          20.9
   Income from operations ........................................        $  17,254           6.5%         $   9,856           3.8%
                                                                          =========         =====          =========         =====

Alside:
   Net sales .....................................................        $ 233,686         100.0%         $ 225,296         100.0%
   Cost of sales .................................................          159,603          68.3            160,809          71.4
   Selling, general and administrative expense ...................           53,654          23.0             52,010          23.1
                                                                          ---------         -----          ---------         -----
   Income from operations ........................................        $  20,429           8.7%         $  12,477           5.5%
                                                                          =========         =====          =========         =====

AmerCable:
   Net sales .....................................................        $  30,832         100.0%         $  37,575         100.0%
   Cost of sales .................................................           29,717          96.4             37,221          99.1
Selling, general and administrative expense ......................            2,502           8.1          $   1,315           3.5
                                                                          ---------         -----          ---------         -----
   Loss from operations ..........................................        $  (1,387)         (4.5)%        $    (961)         (2.6)%
                                                                          =========         =====          =========         =====

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,788,000 and $1,700,000 for the nine-month periods ended September 30, 1996 and 1995, respectively.

OVERVIEW

       For the nine months ended September 30, 1996, the Company recorded net income of $6.6 million as compared $1 million for the same period in 1995 due to higher operating income at its Alside division. Income from operations in the first nine months of 1996 was $7.4 million or 75.1% higher than the first nine months of 1995 as Alside's improvement offset AmerCable's loss from operations.

       ALSIDE. Alside's income from operations increased from $12.5 million to $20.4 million or 63.7% for the nine month period ended September 30, 1996 as compared to the same period in 1995 due primarily to higher gross profits from its vinyl siding products. Alside's sales increased 3.7% for the nine-month period ended September 30, 1996 as compared to the same period in 1995. The gross profit percentage increased to 31.7% for the nine months ended September 30, 1996 as compared to 28.6% for the same period in 1995 due primarily to lower raw material costs (primarily vinyl resin) and improved manufacturing efficiency. Alside's selling, general and administrative costs increased by $1.6 million for the 1996 period due to higher lease expenses for Alside's supply centers as well as increased spending on advertising and research and development.

       AMERCABLE. AmerCable's loss from operations increased from $961,000 to $1.4 million for the nine months ended September 30, 1996 as compared to the same period in 1995. The increased loss from operations was due primarily to charges to write down copper inventory as well as unfavorable production costs in the first quarter of 1996. The higher selling, general and administrative costs were caused by severance charges, higher wage and benefit costs and expenses associated with AmerCable's new distribution operation in Houston, Texas. The loss for the nine months ending September 30, 1996 would have been $612,000 net of the inventory writedown and severance charges. AmerCable's sales decreased $6.7 million or 17.9% for the nine months ended September 30, 1996 as compared to the same period in 1995 due primarily to lower sales volume. The gross profit percentage increased to 3.6% for the nine months ended September 30, 1996 as compared to 1% for the same period in 1995 due primarily to manufacturing efficiencies and increased sales prices.

       OTHER. The Company recorded $1.4 million in equity in the after tax earnings of Amercord in the nine-month period ended September 30, 1996 as compared to $335,000 for the same period in 1995. The Company's equity in Amercord's income was favorably impacted by the proposed royalty settlement discussed above and the change in accounting policy in the second quarter. Income was unfavorably impacted by the writedown of equipment in accordance with Statement of Financial Accounting Standards 121. The net increase in the Company's equity in (after-tax) earnings as a result of these transactions was $120,000. The Company's equity in earnings net of these transactions would have been $639,000 for the nine months ended September 30, 1996. For the nine months ended September 30, 1996, Amercord's sales increased by 12% to $65.5 million from $58.5 million in 1995. Gross profit increased by $1.5 million due to higher volume in the 1996 period and lower production costs.

     Net interest expense decreased $417,000 or 4.7% in the nine months ended September 30, 1996 compared with the same period in 1995 primarily due to lower borrowing requirements experienced by the Company under its line of credit during the third quarter of 1996 compared to the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $50 million credit facility with Key Bank N.A. (formerly Society National Bank) which expires May 31, 1999. Borrowings under the credit facility were $17.1 million at September 30, 1996, excluding outstanding letters of credit, totaling $9.4 million. The letters of credit secure the taxable notes and certain other obligations. Because of the seasonal nature of Alside's business, the Company's borrowing requirements are traditionally highest during the second quarter. At September 30, 1996 the Company had an additional borrowing capacity of approximately $23.5 million .

     Cash provided by operations was $9.9 million for the nine months ended September 30, 1996 as compared to cash used by operations of $163,000 for the same period in 1995. The increase in cash provided by operations in the 1996 period was due primarily to higher payables and higher net income.

     Capital expenditures totaled $6.8 million in the nine months ended September 30, 1996, compared with $5.9 million during the same period in 1995. Expenditures in the 1996 period were primarily used to increase capacity of and further automate its window manufacturing plants and increase inventory storage capacity at Alside's Ennis, Texas vinyl siding plant.

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

Part II     Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            None

      (b) During the quarter ended September 30, 1996, Associated Materials Incorporated filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ASSOCIATED MATERIALS INCORPORATED
                                                    (Registrant)


Date:  November 11, 1996                  By: /s/ ROBERT L. WINSPEAR
                                          Robert L. Winspear, Vice President,
                                              Treasurer and Secretary
                                          (Principal Financial and
                                              Accounting Officer)