Form 10-K
period 1996-12-31
ASSOCIATED MATERIALS INC
filed 1997-03-20
CIK 802967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    Form 10-K

(Mark one)

[X] Annual Report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __________ to _________.

                         Commission File Number 33-64788
                               ------------------
                        ASSOCIATED MATERIALS INCORPORATED
             (Exact name of Registrant as specified in its charter)
                               -------------------

          DELAWARE                                      75-1872487
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

                        2200 ROSS AVENUE, SUITE 4100 EAST
                               DALLAS, TEXAS 75201
                         (Address of executive offices)

                                  214-220-4600
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant - Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] - Not Applicable

As of March 1, 1997 the registrant had 4,893,504 shares of Common Stock, par value $.0025 per share, and 2,700,000 shares of Class B Common Stock, par value $.0025 per share, outstanding.

                                     PART I

ITEM 1.  BUSINESS

         Associated Materials Incorporated ("Associated" or the "Company") is principally engaged in the manufacture and distribution of exterior residential building products through its Alside division ("Alside"). Alside was founded in 1947 when it introduced the first residential aluminum siding. Alside's principal products today are vinyl siding and vinyl replacement windows. In addition to Alside, Associated's operations include its AmerCable division ("AmerCable"), a specialty electrical cable manufacturer, and Amercord, Inc. ("Amercord"), a 50% owned affiliate managed by the Company that manufactures and sells steel tire cord and tire bead wire to tire manufacturers. In 1996, Alside accounted for approximately 88% of the Company's net sales and approximately 104% of the Company's income from operations, exclusive of corporate selling, general and administrative expenses. The Company's investment in Amercord is accounted for under the equity method of accounting. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and Note 13 to the Company's Consolidated Financial Statements at
Item 14 of this report for a presentation of industry segment data.

         The Company was incorporated in Delaware in 1983. Unless the context requires otherwise, the terms "Associated" and "Company" refer to the business and operations of Associated Materials Incorporated, including Alside and AmerCable, but not Amercord.

ALSIDE

         OVERVIEW. Alside is a major integrated manufacturer and nationwide distributor principally of exterior residential building products. These products are marketed on a wholesale basis primarily to professional contractors engaged in home remodeling and new home construction. Alside competes in the siding and window segments of the exterior residential building products market primarily through the manufacture and distribution of vinyl siding products and vinyl replacement windows. Alside's sales of vinyl siding products and vinyl replacement windows in 1996 were $206.5 million, or approximately 66% of Alside's 1996 net sales. Alside also manufactures vinyl window extrusions, cabinets, vinyl fencing, and plastic shutters. Alside markets these products and more than 2,000 other complementary building products to professional contractors principally through its nationwide network of 66 Alside Supply Centers. The Company believes that its network of Supply Centers provides Alside with a competitive advantage. Approximately 80% of Alside's 1996 net sales were made through its Supply Centers, including sales through the Alside Builder Service Division.

         Vinyl siding competes with other materials, such as wood, metals and masonry, for a share of the residential siding market. Vinyl siding has greater durability and requires less maintenance than wood siding and generally is less expensive than wood, metal or masonry siding. Additionally, in recent years, wood siding products have been affected by both price volatility and, in certain areas of the country, product shortages. The Company believes that vinyl siding products account for approximately 45% of the total siding market and historically have been used primarily in the home remodeling marketplace. After its introduction in the mid-1970's, vinyl siding was initially sold as a maintenance-free specialty replacement product. During the 1980's, vinyl siding became the preferred siding product for professional home remodeling contractors and their customers. In the 1990's, vinyl siding has achieved increasing acceptance in new residential construction as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. The Company believes that this market acceptance will enable vinyl siding to increase its share of the new construction market while remaining the preferred product for the remodeling marketplace.

         Vinyl windows require less maintenance, provide greater durability than either wood or aluminum windows and provide greater energy efficiency than aluminum windows. The Company believes approximately 35% of all windows sold are vinyl windows, although in the home remodeling marketplace, where Alside primarily competes, vinyl windows are estimated to account for more than 70% of the market. After their introduction in the early 1980's, vinyl windows gained initial acceptance in the remodeling marketplace because remodeling contractors and their customers were the first to recognize the favorable attributes of vinyl replacement windows. In recent years, vinyl windows have gained acceptance in the new construction marketplace due to the increasing recognition of vinyl's favorable attributes, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. The Company believes that these factors should continue to result in increased sales opportunities for its vinyl window products in both the home remodeling and new construction markets.

         BUSINESS STRATEGY. Alside's business strategy is to increase its sales volume and market share by improving its sales and marketing efforts with a particular emphasis on the improvement of its Alside Supply Centers. Over the past several years, Alside has initiated programs to identify and segment its customer base, develop marketing strategies for each particular customer segment and train its sales force. In addition, Alside plans to broaden its penetration into exterior residential building products by introducing innovative and complementary new products that capitalize on its vinyl manufacturing expertise. Alside's business strategy also includes continued improvement on its low manufacturing costs.

        As part of its emphasis on its Supply Centers, Alside is continuing the reengineering program started in late 1995 which transfers more of the day-to-day management authority to the Supply Centers and away from Alside's headquarters in Akron, Ohio. As a part of this program, Alside reduced its workforce in Akron, Ohio by approximately 70 employees resulting in savings of approximately $1.4 million in 1996 compared to 1995. The Company expects to save approximately $2.6 million in 1997 as it incurs a full year's benefit from these savings. Although the cost savings are significant, Alside believes that the primary benefit of the reengineering program is a greater responsiveness to Supply Center customers by making it easier for these customers to do business with Alside.

         MARKETING AND DISTRIBUTION. Traditionally, most vinyl siding has been sold to the home remodeling marketplace through independent distributors. The Company believes that Alside is one of only three major vinyl siding manufacturers that markets its products primarily through manufacturer-owned distribution centers. Alside has a nationwide distribution network of 66 Alside Supply Centers which market Alside manufactured products and other building products to more than 30,000 professional home improvement and new construction contractors. Alside supports its contractor-customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling or construction services to prospective customers. The customer then generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer's price, color and quality requirements.

         In addition to sales and promotional support, contractors look to their local Alside Supply Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and home building customers. The Company believes that Alside Supply Centers provide "one stop shopping" to meet the specialized needs of its contractor-customers. Alside distributes more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl window products as well as products manufactured by others, including metal siding, wood windows, roofing materials, insulation, cabinets, and installation equipment. In 1996 approximately 80% of Alside's sales were made through its Supply Centers, including sales through the Alside Builder Service Division.

         Many of Alside's contractor-customers have established long-standing relationships with their local Supply Center based upon individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. Alside's vinyl replacement windows provide an example of the competitive advantages promoted by the contractors in selling Alside's products to its customers. Alside custom manufactures each vinyl replacement window to fit the existing window opening rather than framing the window opening to accommodate a standard-size prefabricated window. Custom fabrication provides the contractor with a product that is less expensive to install and more attractive after installation.

         Alside believes that distributing products through its Supply Centers provides certain other advantages. For example, Alside's daily contact with its customers enables it to closely monitor activity in each of the remodeling and new construction markets in which Alside competes. This direct presence in the marketplace permits Alside to obtain current market information, providing Alside with the ability to more quickly adapt its product offerings on a location-by-location basis.

         Each Supply Center is evaluated as a separate profit center, and Supply Center personnel compensation is based in part on the Supply Center's operating results. Decisions to open new Supply Centers, and to close or relocate existing Supply Centers, are based on Alside's continuing assessment of market conditions and individual location profitability. Alside added two Supply Centers to its distribution network in 1996, net of location closures. During 1997, Alside intends to focus on improving the profitability of its existing Supply Centers and may not open any additional locations.

         Through certain of its Supply Centers, Alside's Builder Service Division provides full-service product installation of its vinyl siding products, principally to new home builders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its Supply Centers. Alside expects to continue to selectively develop such sales opportunities in markets where it can effectively do so without disrupting a Supply Center's relationships with its professional contractor-customers.

         Alside also sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. Such sales accounted for approximately 20% of Alside's net sales in 1996. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. Alside carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume and lower margin business. No single customer accounted for more than 5% of Alside's 1996 sales. Alside intends to increase its network of independent distributors in 1997.

         COMPETITION. Few companies within the residential siding industry compete with Alside on both the manufacturing and distribution levels, as well as across its broad product offerings. There are, however, numerous small and large manufacturers of metal and vinyl siding products, including Aluminum Company of America, Certainteed Corporation, Jannock, Ltd., Fibreboard Corporation, PlyGem Industries, Inc., Reynolds Metals Company, and Royal Technologies Ltd., some of whom have greater financial resources than the Company. Alside competes with many of these same companies, as well as local lumber yards, in its capacity as a distributor of such products. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the market trend towards sales of welded vinyl windows which Alside began manufacturing in 1992, and which require expensive, more sophisticated production equipment, will result in further consolidation of the window fabrication industry. Alside and its competitors generally compete on price, product performance and sales and service support to professional contractors. Competition varies by region. Retail mass merchandisers have targeted professional remodeling contractors as customers. The Company believes, however, that broader product range and sales and promotional support combined with competitive prices will continue to service these contractors more effectively than retail mass merchandisers.

         PRODUCTS. Alside's principal product offerings are vinyl siding products and vinyl replacement windows and have been the principal focus of its operations since 1989. Vinyl siding products and vinyl replacement windows together accounted for approximately 66% of Alside's 1996 net sales.

        Alside continues to increase and improve upon the breadth of its vinyl siding and window product lines. In late 1995 Alside introduced a premium siding product that encompassed a reinforced lock to provide greater rigidity. This highly successful product helped Alside gain a greater share of the premium siding market in 1996.

Alside will continue to expand its premium product line offerings in 1997. In addition, Alside has recently introduced a new siding product designed to help it penetrate the new construction market. Alside believes that the market for economy siding products, including those targeted towards the new construction market, is the fastest growing segment of the vinyl siding market. In 1992, Alside introduced a welded vinyl window that has provided contractors with an alternative higher-end window product that further enhances the contractor's sales presentation to the prospective remodeling homeowner. Alside has also expanded its window product line to increase its penetration into the new construction market. The Company believes that with these new siding and window products, Alside is able to compete more effectively with other siding or window manufacturers.

        To complete its line of siding products, Alside also distributes metal siding and related products manufactured by other companies. In 1996, approximately 10% of Alside's sales were derived from metal siding and related products. The Company expects the sale of metal siding products to continue to decline as these products are displaced by vinyl products. Alside also distributes a variety of complementary building products manufactured by others, including metal and wood windows, roofing materials, insulation and cabinets.

        In addition to the siding and window product lines discussed above, Alside also manufactures semi-custom cabinets for the kitchen and bath industries under the brand name UltraCraft. Alside's sales of cabinets accounted for approximately 5% of its net sales in 1996. UltraCraft generally distributes its products through cabinet dealers and not Alside Supply Centers. In 1993 Alside introduced vinyl fence as a product line under the brand name UltraGuard. UltraGuard is a leading manufacturer of both residential and agricultural vinyl fence. Sales of UltraGuard fence accounted for less than 5% of Alside's net sales in 1996. UltraGuard markets its fence products through a network of fence dealers and does not rely on the Alside Supply Centers for distribution.

         EMPLOYEES. Alside's employment needs vary seasonally with the operation's sales and production levels. As of December 31, 1996, Alside had approximately 1,335 full-time employees, including approximately 500 hourly workers. The West Salem, Ohio plant is Alside's only unionized manufacturing facility, employing approximately 95 covered workers. Additionally, approximately 40 hourly workers in certain Supply Center locations are covered by collective bargaining agreements. The Company considers Alside's labor relations to be good.

         Alside operates vinyl replacement window manufacturing plants in Cedar Rapids, Iowa; Kinston, North Carolina; and Akron, Ohio with leased employees. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production loads and with competitive advantages in obtaining principally unskilled labor personnel. The aggregate number of leased employees in the window plants ranges from approximately 500 to 700 people, based on seasonal production requirements.

         MATERIALS. The principal raw materials used by Alside are vinyl resins, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. The price of vinyl resin has been volatile at times. Alside has contracts with two suppliers to purchase a substantial portion of its vinyl resin requirements. Historically, Alside generally has been able to pass on price increases in raw materials to its customers. However, there can be no assurance that Alside will be able to continue to do so in the future.

         TRADEMARKS AND PATENTS. Alside has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. Although Alside considers each of these items to be valuable, the Company does not currently believe such property, other than the "Alside(R)" trademark, to be material. Alside has obtained patents on certain claims associated with its siding products, which the Company believes distinguish Alside's new products from those of its competitors.

AMERCABLE

         AmerCable manufactures and markets a variety of jacketed electrical cable utilized in underground and surface mining, shipboard, marine, offshore drilling rig, transportation and a variety of other specialized industrial applications. AmerCable principally manufactures specialty cable to meet industry technical standards and end-users' specifications. AmerCable markets its cable principally to independent distributors who resell to the end user. AmerCable accounted for approximately 12% of the Company's net sales in 1996.

        AmerCable modified its business strategy in the second quarter of 1996 to focus on a core group of cable products which AmerCable believed that it had the greatest manufacturing efficiencies as well as marketing and distribution capabilities. Concurrent with this shift in its business strategy, AmerCable reduced its workforce by approximately 15% to eliminate certain non-value added processes and focus its efforts on its core products. During the last two quarters of 1996, AmerCable experienced lower costs, improved manufacturing efficiencies and a higher on-time delivery rate.

         AmerCable's mining cable products accounted for 49% of its 1996 sales. AmerCable believes that its "Tiger Brand(R)" cable products are a leader in the domestic mining cable market. AmerCable sells its mining cable products principally to independent distributors, many of whom are active in the eastern mining regions of the United States. AmerCable has also recently initiated programs to sell mining cable to other independent distributors for resale internationally. International sales represented approximately 10% of mining cable sales in 1996.

         AmerCable's marine, shipboard and transportation products accounted for 30% of AmerCable's 1996 sales. This product line requires certain industry specifications for low smoke and low/non-halogen characteristics. AmerCable believes its marine and shipboard cable products are leaders in meeting such requirements. In 1993, the Company purchased certain rights to manufacture and sell an insulation compound marketed under the trade name "Gexol(R)" and exclusive rights to the Gexol(R) name. Although AmerCable had been selling products under the Gexol(R) name, it believes that its right to manufacture the compound and control the tradename has contributed to growth in marine applications of this product. In February 1996, AmerCable opened its Offshore/Marine Cable Specialists division to expand and improve its presence in the offshore marine market. This division will market AmerCable manufactured products such as Gexol(R), as well as products manufactured by others.

         AmerCable's industrial and utility cable products accounted for 21% of its 1996 sales. These products, including diesel locomotive cable, portable power cable, jumper cable, clear grounding cable, and flexible robotic power distribution cable, are principally used in heavy duty flexible power distribution applications. The products are distributed principally through a network of independent distributors.

         As of December 31, 1996, AmerCable employed approximately 160 people, including 93 hourly workers. AmerCable maintains good relations with its employees.

         AmerCable competes with numerous small and large manufacturers, including BICC Cables Corp., Rockbestos Suprenant Wire & Cable, Inc., BIW Cable Systems, Inc., General Cable Corp., and Essex Group Inc. Many of its competitors have substantially greater resources than the Company. AmerCable generally does not compete in the more commodity-oriented wire and cable markets, such as residential building wire and computer network cable.

         The principal raw material used by AmerCable is copper strand, which is available from a number of suppliers. Historically, copper strand has been subject to rapid price movements. AmerCable generally prices its cable products based upon market prices for copper at time of shipment. Therefore, sudden decreases in copper prices can result in inventory being in excess of its net realizable value. During 1996, AmerCable recorded a charge of $500,000 to write copper inventory down to its net realizable value due to a sudden decrease in copper prices. In certain instances, AmerCable may guarantee a fixed copper price for its products where there is a significant time lag between the purchase order and shipment. In these cases, AmerCable generally attempts to hedge its position on copper.

AMERCORD

         Amercord, the Company's 50% owned affiliate, principally manufactures and markets steel tire cord and tire bead wire to the tire manufacturing industry for use in the production of steel belted radial tires. Amercord is jointly owned by the Company and Ivaco, Inc. ("Ivaco"), a Canadian steel and wire producer. Pursuant to an agreement with Ivaco, Associated provides management services relating to the day-to-day operations of Amercord for an annual fee of $200,000, principally for financial management services.

         Tire cord is comprised of fine strands of steel wire used to reinforce the tread area in radial tires. Tire bead wire is used in the manufacturing of all tires to hold the tire to the rim. A large portion of Amercord's tire cord and tire bead wire is utilized in the manufacture of replacement tires as opposed to original equipment tires. Amercord presently believes that the importance of steel tire cord and tire bead wire as they relate to the performance of tires will continue into the foreseeable future.

         Due both to the nature of the tire industry and the consolidation in this industry in recent years, Amercord has a small customer base. During 1996, three customers, The Michelin Tire Corporation ("Michelin"), Cooper Tire and Rubber Company ("Cooper") and Dunlop Tire Corporation, each purchased in excess of 10%, and collectively purchased an aggregate of 84%, of Amercord's tire cord output. During 1996, four customers, Michelin, Cooper, The Goodyear Tire & Rubber Company ("Goodyear") and The Bridgestone Tire Company, each purchased in excess of 10%, and collectively purchased an aggregate of 82%, of Amercord's tire bead wire output. As a result of the relatively small number of customers, the loss of one or more major customers could have a material adverse effect on Amercord's business. Additionally, further consolidation in the tire industry could require Amercord to become more closely aligned with fewer tire manufacturers.

         Amercord believes it is one of ten domestic tire cord manufacturers and one of six domestic tire bead manufacturers. Tire cord competitors include larger companies such as Bekaert Steel Wire Corporation ("Bekaert") and American Tokyo Rope, Inc., each of which have greater capital resources than Amercord. Two of the world's largest tire manufacturers, Goodyear and Michelin, also produce a significant portion of their steel tire cord requirements. Tire bead competitors include Bekaert and National Standard Corporation. Amercord is one of only two tire reinforcement suppliers that manufacture both tire cord and tire bead. Amercord believes that this capacity improves its competitive position.

         The tire cord and tire bead wire markets are highly concentrated and intensely competitive. The addition of several new tire cord manufacturing plants in the United States and the expansion of existing facilities by a number of companies, including Amercord, in recent years has further intensified the industry's competitive pricing environment. Imported tire cord also has provided competitive pressure. Amercord's average selling prices have been declining in recent years reflecting this competitive environment. The Company presently expects Amercord's average selling prices to further decline in 1997.

         In 1996, Amercord's net sales increased 8.4% as volume increased 9.9% and 7.6% for tire bead and tire cord, respectively. Amercord's gross profit increased by 29% in 1996 primarily as a result of lower unit production costs and higher sales volume experienced in 1996.

         During 1995, Amercord's net sales increased 8.8% as volume increases of 23.5% and 8.0% for tire bead and tire cord respectively, were partially offset by a 4.3% decrease in the average unit selling price of tire cord. Amercord's gross profit increased 21.1% primarily as a result of higher sales and lower unit production costs experienced in 1995. The table below summarizes Amercord's operating results for each of the years in the three-year period ended December 31, 1996:

                                           1996       1995        1994
                                           ----       ----        ----
                                                 (in thousands)
         Net sales..............         $87,538     $80,764   $74,226
         Gross profit...........           7,600       5,893     4,867
         Net income ............           3,448       1,074       200


         Amercord's strategy is to be the tire cord, beadwire and specialty wire product supplier of choice. Amercord plans to achieve this by continuing to improve its product quality to conform more tightly with its customers' specifications. As a result of this emphasis, Amercord's unit operating costs have declined in the last three years. The reduction in operating costs have permitted Amercord to more aggressively market its traditional products to both existing and new customers.

         Amercord's manufacturing and office headquarters occupy 490,000 square feet of space in Lumber City, Georgia. The principal raw material used is steel rod, which is purchased from several different suppliers. Amercord employed approximately 720 people at December 31, 1996, including 610 hourly workers. No employees are covered by collective bargaining agreements. The Company considers Amercord's labor relations to be good.

         Amercord expects to capitalize on its position as a supplier of high quality tire cord, tire bead wire and other similar steel wire by expanding its current manufacturing capacity. However, Amercord presently operates near its current capacity and future sales growth is dependent upon Amercord's ability to increase its capacity with additional equipment or by making its existing processes more efficient. Since its inception as a separate enterprise in 1986, Amercord has satisfied its working capital and capital expenditure requirements from internally generated funds and existing credit facilities. Due to such requirements, no dividends have been paid to Associated or Ivaco. The Company believes Amercord's internally generated cash flow and credit facilities will provide sufficient capital to fund its currently planned capital expenditures.


GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to numerous federal and state statutes and regulations relating to, among other things, air and water quality, the discharge of materials into the environment and safety and health issues. The Company does not expect compliance with such provisions to have a material impact on the Company's earnings or competitive position in the foreseeable future. Additionally, no significant capital expenditures are anticipated related to compliance with such provisions.

         The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to the alleged use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small above-ground storage area, the use of such facilities was terminated prior to the acquisition of the Alside assets by the Company from USX Corporation ("USX") in 1984. The effects of the past practices at this facility are continuing to be investigated and as a result the Company is unable to reasonably estimate a reliable range of the aggregate cost of corrective action at this time. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at such facilities under the relevant contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at such facilities, and the Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at such facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

The Company's principal facilities as described below:

                                                                   Capacity
Location                         Principal Use                    (Square Feet)
--------                         -------------                    -------------
ALSIDE
    Akron, Ohio................  Alside Headquarters,                 70,000
                                 Vinyl Fencing and
                                 Vinyl Windows                       577,000(1)
    Ennis, Texas...............  Vinyl Siding Products               256,000

    West Salem, Ohio...........  Vinyl Window Extrusions,
                                    Fencing and Plastic Shutters     173,000
    Liberty, North Carolina....  Cabinets                            154,000
    Kinston, North Carolina....  Vinyl Windows                       236,000(2)
    Cedar Rapids, Iowa.........  Vinyl Windows                       128,000(2)

AMERCABLE
    El Dorado, Arkansas........  AmerCable Headquarters and
                                   Electrical Cable                  317,000

---------------
(1) A portion of this facility is presently not used for production purposes.
(2)      Leased facilities.

         Management believes that the Company's manufacturing plants are generally in good operating condition and are adequate to meet anticipated requirements in the near future. The Company, however, expects to further increase its vinyl siding and vinyl window production capacity if the Company's sales expectations are met. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Alside's vinyl extrusion plants generally operate on a three shift basis to optimize equipment productivity and utilize additional equipment capacity to meet higher seasonal needs. Alside's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. AmerCable's electrical cable plant operates on a five-day, twenty-four hour basis to optimize its extrusion equipment. The Company expects that existing manufacturing capacity, with budgeted expansion, will be sufficient to accommodate its expected growth in 1997.

         Alside also operates 66 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its Supply Centers for terms generally ranging from five to seven years with renewal options. The Supply Centers range in size from 6,000 square feet to 55,000 square feet depending on their sales volume and the breadth and type of products offered in each location.

         The leases for Alside's window plants extend through 2000 for the Cedar Rapids location, and 2003 for the Kinston location. The Cedar Rapids' location's lease is renewable for an additional five years. The Kinston location's lease is renewable for two additional five-year terms.

         AmerCable Offshore/Marine Cable Specialists division is located in Houston, Texas. This sales/distribution facility occupies 32,000 square feet of lease space.

         The Company's corporate headquarters occupy approximately 3,000 square feet of leased office space in Dallas, Texas.

         Under its credit agreement with the Company (the "Credit Agreement"), KeyBank N.A. ("KeyBank") holds a security interest in the Company's contract rights, including real property leases.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the provisions of the agreement with USX (described in Item 1 -- "Business-Government Regulation and Environmental Matters" ) and the Company's existing insurance coverage, is expected to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's outstanding equity securities.

         At March 1, 1997, the Company had 27 record holders of common stock, par value $.0025 per share ("Common Stock"). The Prudential Insurance Company of America ("Prudential"), is the record holder of all of the outstanding Class B Common Stock, par value $.0025 per share ("Class B Common Stock"), which shares of Class B Common Stock are convertible, at the holder's option, into shares of Common Stock on a basis of one share of Common Stock for each share of Class B Common Stock.

         Both the Credit Agreement and the Indenture pursuant to which $75 million of outstanding principal amount of the Company's 11 1/2% Senior Subordinated notes ("Senior Subordinated Notes") were issued, contain certain restrictions with respect to the payment of cash dividends and other distributions by the Company. On March 3, 1997 the Company paid a cash dividend of $.05 per share on its common stock and Class B Common Stock, the first cash dividend paid with respect to its Common Stock and Class B Common Stock since the Company's formation in 1983. The Board of Directors of the Company does not presently anticipate paying regular cash dividends, but may periodically consider paying dividends based on the Company's financial condition and cash requirements to fund operations.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below for the five-year period ended December 31, 1996 was derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------
                                           1992        1993         1994        1995         1996
                                        ---------    ---------   ---------    ---------   ---------
                                                           (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
  Net sales.........................    $ 277,318    $ 312,972   $ 352,606    $ 350,029   $ 356,471
  Cost of sales.....................      202,979      230,408     258,669      264,080     255,579
  Selling, general and
     administrative expenses........       59,507       63,670      70,482       73,207      77,740
                                        ---------    ---------   ---------    ---------   ---------
  Income from operations............       14,832       18,894      23,455       12,742      23,152
  Interest expense..................        6,754        7,581      10,580       11,474      10,882
  Equity in earnings of Amercord....          760        1,039         100          537       1,724
                                        ---------    ---------   ---------    ---------   ---------
  Income before income tax expense..        8,838       12,352      12,975        1,805      13,994
  Income tax expense................        3,137        4,666       5,101          545       5,172
                                        ---------    ---------   ---------    ---------   ---------
  Income before extraordinary item..        5,701        7,686       7,874        1,260       8,822
  Extraordinary item (1)............            -        1,876           -            -           -
                                        ---------    ---------   ---------    ---------   ---------
  Net income........................        5,701        5,810       7,874        1,260       8,822
  Preferred dividends...............          911          583           -            -           -
                                        ---------    ---------   ---------    ---------   ---------
  Income applicable to common stock.    $   4,790    $   5,227   $   7,874    $   1,260   $   8,822
                                        =========    =========   =========    =========   =========

OTHER DATA:
  EBITDA (2)........................    $  19,253    $  23,779   $  27,959    $  18,082   $  29,025
  Interest expense..................        6,754        7,581      10,580       11,474      10,882
  Capital expenditures..............        2,818        5,489       9,323        7,683       8,110
  Ratio of EBITDA to interest expense        2.85x        3.14x       2.64x        1.58x       2.67

                                                                DECEMBER 31,
                                                                ------------
                                           1992        1993         1994        1995         1996
                                        ---------    ---------   ---------    ---------   -------
                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...................    $  25,721    $  51,417   $  51,336    $  46,551   $  51,821
  Total assets......................      129,762      149,881     169,414      172,053     177,709
  Total short-term debt, including
     current maturities of long-term debt  22,790        2,321      15,719       19,921      14,808
  Long-term debt, less current
     maturities.....................       29,209       85,600      83,850       82,100      80,350
  Redeemable preferred stock........        9,000            -           -            -           -
  Stockholders' equity..............       30,325       14,114      22,046       23,306      32,246

--------------

 (1) The extraordinary item represents, net of tax, the loss recognized on the prepayment premium paid on the retirement of the Company's 15% Senior Secured Notes in August, 1993.

 (2) EBITDA is calculated as income from operations plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt and because EBITDA is an element in the covenants in its Credit Agreement. EBITDA should not be considered by an investor as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         GENERAL. The Company's results of operations are primarily affected by the operating results of Alside. Because its residential building products are consumer durable goods, Alside's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts, and general economic conditions. Alside's sales are also affected by changes in consumer preferences with respect to types of building products. Alside's products are used in the repair and remodeling as well as the new construction sectors of the building industry. For the year ended December 31, 1996, Alside believes that its sales were made primarily to the repair and remodeling sector.

        The Company operates with substantial operating and financial leverage. A significant portion of selling, general and administrative expenses associated with Alside's distribution network of Supply Centers is inelastic. These selling, general and administrative expenses neither increase nor decrease proportionately with sales. As a result, a percentage change in Alside's net sales will have a greater percentage effect on Alside's operating income. In addition, interest expense related to the Company's long-term debt of $80.4 million at December 31, 1996 is relatively fixed as the debt amortizes at only $1.75 million per year. (See Note 8 to the Company's financial statements at Item 14 of this report.)

        Alside's net sales increased 4.7% for the year ended December 31, 1996 compared to 1995. Alside's net sales decreased 3.3% for the year ended December 31, 1995 compared to 1994. Alside's revenue growth during 1996 has been positively impacted by favorable economic conditions and the continuing transition of the siding and replacement window markets from metal and wood products to vinyl products. The Company believes that the increase in 1996 sales and the decrease in 1995 sales resulted from trends in consumer confidence, new housing starts and interest rates.

         The Company believes that vinyl products will continue to gain market share from metal and wood products because of vinyl's favorable attributes. Although no assurances can be given, the Company further believes that these increases in market share together with Alside's increased marketing efforts will increase Alside's sales of vinyl siding, vinyl windows and other complementary products.

         SEGMENT DATA. Alside accounted for more than 85% of the Company's net sales and income from operations in each of the three years ended December 31, 1996. In 1996, Alside accounted for approximately 104% of the Company's income from operations exclusive of corporate selling, general and administrative expenses. Management believes that a discussion of the Company's results and financial position for these periods is enhanced by presenting segment information for Alside and AmerCable. The tables below set forth for the periods indicated certain items of the Company's financial statements:

                                                        Years Ended December 31,
                                    -----------------------------------------------------------------
                                           1996                   1995                    1994
                                    -------------------    -------------------    -------------------
                                              Percentage             Percentage             Percentage
                                               of Total               of Total               of Total
                                     Amount    Net Sales    Amount    Net Sales    Amount    Net Sales
                                    ---------    -----     ---------    -----     ---------    -----
                                                      (dollars in thousands)
CONSOLIDATED:
  Net Sales-Alside ..............   $ 314,645     88.3%    $ 300,561     85.9%    $ 310,926     88.2%
  Net Sales-AmerCable ...........      41,826     11.7        49,468     14.1        41,680     11.8
                                    ---------    -----     ---------    -----     ---------    -----
    Total net sales .............     356,471    100.0       350,029    100.0       352,606    100.0
  Cost of sales .................     255,579     71.7       264,080     75.5       258,669     73.4
  Selling, general and admin-
    istrative expenses (1) ......      77,740     21.8        73,207     20.9        70,482     20.0
                                    ---------    -----     ---------    -----     ---------    -----
  Income from operations ........   $  23,152      6.5%    $  12,742      3.6%    $  23,455      6.6%
                                    =========    =====     =========    =====     =========    =====

ALSIDE:
  Net sales .....................   $ 314,645    100.0%    $ 300,561    100.0%    $ 310,926    100.0%
  Cost of sales .................     216,009     68.7       214,933     71.5       217,145     69.8
  Selling, general and admin-
    istrative expenses ..........      72,264     23.0        69,078     23.0        65,978     21.2
                                    ---------    -----     ---------    -----     ---------    -----
  Income from operations ........   $  26,372      8.3%    $  16,550      5.5%    $  27,803      8.9%
                                    =========    =====     =========    =====     =========    =====

AMERCABLE:
  Net sales .....................   $  41,826    100.0%    $  49,468    100.0%    $  41,680    100.0%
  Cost of sales .................      39,570     94.6        49,147     99.4%       41,524     99.6
  Selling, general and admin-
    istrative expenses ..........       3,223      7.7         1,997      4.0         1,702      4.1
                                    ---------    -----     ---------    -----     ---------    -----
  Income (loss) from operations .   $    (967)    (2.3)%   $  (1,676)    (3.4)%   $  (1,546)    (3.7)%
                                    =========    =====     =========    =====     =========    =====

(1) Consolidated selling, general and administrative expenses include corporate expenses of $2.3 million, $2.1 million and $2.8 million for the years 1996, 1995 and 1994, respectively.


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

        ALSIDE. Alside's income from operations was $26.4 million for the period ended December 31, 1996 compared to $16.6 million for the same period 1995. The increase in income from operations of $9.8 million or 59.3% was due primarily to higher sales volume and a decrease in vinyl resin costs.

        Alside's net sales increased $14.1 million or 4.7% in 1996 compared with 1995 due to increased sales volume of vinyl siding, vinyl windows, vinyl fencing and complementary building products distributed through its Supply Centers. Unit sales of vinyl siding and windows increased by 8.9% and 5.2%, respectively, in 1996 as compared to 1995. The increase in vinyl sales was partially offset by a decrease in sales of metal siding as consumer preference continues to shift from metal to vinyl products. The Company expects the transition from metal to vinyl products to continue. Cost of sales as a percentage of net sales decreased to 68.7% in the 1996 period from 71.5% in the 1995 period as a result of lower material costs, primarily vinyl resin.

Selling, general, and administrative expense remained constant as a percentage of net sales at 23.0% for 1996 and 1995. Increased advertising costs, higher lease expense associated with both new and expanded Supply Centers, and higher employee incentive compensation resulted in an increase in selling, general, and administrative expense from $69.1 million in 1995 to $72.3 million in 1996. The increase in selling, general, and administrative expense was partially offset by an overall decrease in salaries of $800,000 consisting of a $1.8 million decrease in Alside's headquarters salaries and a $1.0 million increase in Supply Center salaries for the period ended December 31, 1996. The decrease in Alside's headquarters salaries was primarily the result of Alside's reengineering program in which many of the business processes performed at Alside's Akron, Ohio headquarters either were eliminated or performed by Supply Center personnel. This reengineering program was substantially completed in 1996.

        AMERCABLE. AmerCable's loss from operations in 1996 was $967,000 compared to a loss of $1.7 million in 1995 due to decreased sales volume being offset by higher sales prices, lower copper prices, and improved manufacturing efficiencies. During the first half of 1996, AmerCable recorded charges of $500,000 to write down copper inventory to its net realizable value and $275,000 for severance charges related to a 15% workforce reduction as part of a business reorganization. Net of these charges, AmerCable's loss from operations for the year ended 1996 was $192,000. AmerCable recorded income from operations of $931,000 for the second half of 1996. Sales decreased $7.6 million or 15.4% in 1996 as compared to 1995 due to a decrease in sales volume and lower copper prices which were only partially offset by higher sales prices. The decrease in sales volume and the higher sales prices were due primarily to the implementation of AmerCable's modified business strategy which focuses on producing core products which better utilize its manufacturing efficiencies and marketing and distribution capabilities. Despite the decrease in sales volume resulting from the modified strategy, profit margins have increased across all product lines due to the focus on fewer products. AmerCable generally prices its products based upon the copper price at the time of shipment; therefore, decreased copper prices during 1996 accounted for approximately 25% of the decrease in sales. The marine, shipboard, and transportation ("M/S/T") product line had the most significant volume decrease as AmerCable decreased its focus on transportation products having lower profit margins. Increased sales of higher margin marine products partially offset the decrease in sales volume. AmerCable's cost of sales decreased as a percentage of sales to 94.6% in 1996 as compared to 99.4% in 1995 due to improved manufacturing efficiencies, better material utilization and higher selling prices.

        Selling, general and administrative expense increased from $2.0 million in 1995 to $3.2 million in 1996 due to the severance charges described above and the costs associated with opening of the distribution center in Houston, Texas.

        OTHER. The Company recorded $1.7 million in equity in the after tax earnings of Amercord in 1996 compared to $537,000 during the same period in 1995. In 1996, Amercord recorded a $1.2 million gain to reflect the cumulative effect of an accounting change when it changed it's accounting policy for maintenance parts. Amercord now capitalizes the cost of these parts upon purchase and expenses such parts when used in the production cycle. Amercord previously expensed the maintenance parts upon purchase. Amercord recorded a pre-tax gain of $3.1 million in connection with the settlement of disputed royalty payments for the years 1990-1995 and recorded a $2.7 million loss for a write down of certain production equipment pursuant to Statement of Financial Accounting Standards No. 121. The Company's equity in the earnings of Amercord, exclusive of the items described above, was approximately $900,000.

        Amercord's net sales increased 8.4% to $87.5 million in 1996 from $80.8 million in 1995 primarily due to a 9.9% and a 7.6% increase in tire bead and tire cord volume, respectively. Gross profit increased $1.7 million or 29.0% in 1996 compared with the same period 1995 due to higher sales and lower unit production costs experienced in 1996. Selling, general and administrative expense as a percentage of net sales remained constant at 3% for 1996 and 1995.

        The Company's net interest expense decreased $592,000 or 5.2% in 1996 compared with the same period in 1995 primarily due to a decrease in the average borrowings under the Company's revolving line of credit.

        Net income was $8.8 million in 1996 compared to $1.2 million in 1995 due to higher operating income at Alside as well as improvements at both AmerCable and Amercord.


         YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994.

         ALSIDE. Alside's net sales decreased $10.4 million or 3.3% in 1995 compared with 1994 due principally to decreases in sales of metal and vinyl siding and accessories and other complementary building products distributed through its Supply Centers which decreases were partially offset by sales increases in vinyl fencing and windows. A reduction of 5.0% in unit sales of vinyl siding in 1995 as compared to 1994 was partially offset by price increases implemented to offset increases in raw material costs, principally vinyl resin. Cost of sales as a percentage of net sales increased to 71.5% in the 1995 period from 69.8% in the 1994 period due primarily to higher unit vinyl window production costs and increases in the cost of vinyl resin. Although Alside was able to recover the cost of vinyl resin price increases, it was not able to recover any incremental margin on the vinyl resin price increases for its vinyl siding products which caused its gross profit percentage to decline. Alside experienced higher window production costs, including raw material and direct labor costs, which it was unable to pass through completely to its customers. The higher window production costs in 1995 are partially due to the start-up of Alside's third window manufacturing facility in Akron, Ohio. Selling, general and administrative expense increased $3.1 million or 4.7% due principally to severance costs, higher self-insured losses as well as higher lease expenses associated with both new and expanded Supply Centers. Alside recorded severance charges of $1.2 million in the last two quarters of 1995 related to the severance of approximately 70 personnel at its Akron, Ohio headquarters as a result of the reengineering program discussed above. Selling, general and administrative expense as a percentage of net sales increased to 23.0% in the 1995 period from 21.2% in the 1994 period due to the cost increases discussed above. Alside's income from operations in the 1995 period was $16.6 million, an $11.3 million or 40.5% decrease over the 1994 period due principally to lower sales volume, increased production costs experienced in 1995, particularly in vinyl windows, and an increased level of selling, general and administrative costs.

         AMERCABLE. AmerCable's net sales increased $7.8 million or 18.7% in 1995 compared with 1994 due to a 13.1% increase in sales volume experienced in 1995. Sales were also aided by price increases implemented to offset raw material costs, principally copper strand and rubber compounds. Cost of sales as a percentage of net sales decreased slightly in 1995 compared to 1994. Lower unit production costs experienced in 1995 as compared to 1994 were offset by lower sales prices experienced on certain shipboard and transportation cable sales. The lower shipboard and transportation sales prices were a result of several fixed price contracts received in 1994 that were adversely impacted by increases in raw material costs when the products were produced in the first half of 1995. In addition, during 1995, AmerCable recorded a $700,000 charge to write down certain inventory to net realizable value. Selling, general and administrative expense as a percentage of net sales remained relatively constant in the two periods being compared. AmerCable's loss from operations in 1995 was $1.7 million compared to $1.5 million for the same period in 1994 as a result of increased sales being more than offset by the loss on fixed price contracts, higher material costs, and the inventory writedown described above.

         OTHER. The Company recorded $537,000 in equity in the after tax earnings of Amercord in 1995 compared to $100,000 during the same period in 1994. Amercord's net sales increased 8.8% to $80.8 million in 1995 from $74.2 million in 1994 as a 23.5% increase in tire bead volume and a 8.0% increase in tire cord volume was partially offset by a 1.4% and 4.3% decrease in tire bead and tire cord unit selling prices, respectively. Gross profit increased $1.0 million or 21.1% in 1995 compared with the same period in 1994 as higher sales and lower unit production costs experienced in 1995 were offset by industry competitive pressures which have significantly decreased the average unit selling price for tire cord. Selling, general and administrative expenses decreased from $2.5 million in 1994 to $2.3 million in 1995. Amercord's interest expense increased slightly from $1.8 in 1994 to $1.9 million in 1995.

         The Company's net interest expense increased $894,000 or 8.4% in 1995 compared with the same period in 1994 primarily due to an increase in the average borrowings under the Company's revolving line of credit as well as increases in short-term interest rates from the prior year.

         Income applicable to common stock was $1.2 million in 1995 compared to $7.9 million in 1994 due primarily to lower Alside sales volume and decreased gross margins combined with increased selling, general and administrative expenses.

QUARTERLY FINANCIAL DATA

         GENERAL. Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales than in any other period of the year. As a result, the Company has historically had losses in the first quarter and reduced profits in the fourth quarter of each calendar year due to the significant impact of Alside on the Company's performance.

         Quarterly sales and operating profit data for Alside in 1996 and 1995 are shown in the table below:

                                                    1996          1995
                                                 ---------     ---------
                                                  (DOLLARS IN THOUSANDS)
QUARTERLY NET SALES:
  First.....................................     $  55,113     $  58,435
  Second....................................        85,403        80,247
  Third.....................................        93,170        86,614
  Fourth....................................        80,959        75,265
                                                 ---------     ---------
    Total...................................     $ 314,645     $ 300,561
                                                 =========     =========

QUARTERLY OPERATING PROFIT (LOSS):
  First.....................................     $  (1,676)    $    (458)
  Second....................................        10,482         6,027
  Third.....................................        11,623         6,908
  Fourth....................................         5,943         4,073
                                                 ---------     ---------
    Total...................................     $  26,372     $  16,550
                                                 =========     =========


LIQUIDITY AND CAPITAL RESOURCES

         In April 1996, the Company amended and restated the Credit Agreement with KeyBank to increase the facility to permit borrowings of up to $50 million and to extend the term of such agreement to May 31, 1999. The Credit Agreement contains substantially the same terms and conditions as the previous agreement. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. The Credit Agreement is secured by substantially all of the Company's assets other than the Company's owned real property and its shares of Amercord. At December 31, 1996, $9.1 million of this facility had been used to issue a letter of credit securing the outstanding $7.3 million of the Company's taxable variable rate demand notes (the "Taxable Notes") as well as various insurance letters of credit. At December 31, 1996 the Company had an available borrowing capacity of approximately $27.8 million.

         Net cash provided by (used in) operating activities was $15.1 million, $5.3 million and $(3.3) million in 1996, 1995 and 1994, respectively. The increased operating cash flows in 1996 were primarily due to Alside's improved operating results. The increase in accounts receivable was due to the increase in sales for 1996. The increase in inventory reflected a wider product offering by Alside which was offset by the corresponding increase in accounts payable and accrued liabilities. Cash flows from operations increased in 1995 as compared to 1994 because of lower working capital requirements.

         Capital expenditures totaled $8.1 million, $7.7 million and $9.3 million in 1996, 1995 and 1994, respectively. Expenditures in the 1996 period were primarily used to increase Alside's capacity to produce welded vinyl windows, enhance the Company's window tooling design capability, continue automating its window assembly process and increase vinyl window extrusion capacity. Significant expenditures made during the 1995 and 1994 period include expenditures to further automate the window assembly process and to purchase equipment to be used for the production of vinyl fencing and vinyl garage doors. The Company has historically funded such capital expenditure requirements out of cash generated from operating activities and borrowings under its bank credit facility.

         The Company believes that current capital expenditures represent a base level of spending needed to maintain its vinyl siding and vinyl replacement window production equipment as well as provide for modest increases in plant productivity and operating capacity. However, depending upon future sales growth, in future years the Company may incur increased capital expenditures principally to further expand its vinyl siding and vinyl window capacity, expand its Alside Supply Center network and introduce new products. The Board of Directors of the Company has authorized capital expenditures in 1997 of $8.4 million. Presently anticipated capital expenditures for 1997 will increase vinyl siding extrusion capacity, window welding capacity and window assembly capacity. Approximately $730,000 of the 1997 capital expenditures have been allocated for AmerCable.

         The Company also believes that future cash flows from operations and its borrowing capacity under the Credit Agreement will be sufficient to satisfy debt service requirements, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. However, there can be no assurances that the cash so generated by the Company will be sufficient for such purposes.

         Beyond 1997, if the Company's sales expectations are met, the Company may seek to obtain additional debt and/or equity capital to finance capital expenditures to expand its manufacturing capacity, as well as for the additional working capital required to support inventory and other costs associated with the higher sales volumes. No assurances can be given that the Company will be able to obtain such additional capital or the terms on which such financing can be obtained.

EFFECTS OF INFLATION

         The Company believes that the effects of inflation on its operations have not been material during the past three years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price increments. Alside has historically been able to pass on price increases to its customers. No assurances can be given that Alside will continue to be able to pass on any price increases.

CERTAIN FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the

Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is included at pages F-1 to F-16 to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 1, 1997 the directors, executive officers and key employees of the Company were as follows:

Name                                    Age        Title
----                                    ---        -----
William W. Winspear                     63         Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer of the Company

Donald L. Kaufman                       65         President and Chief Executive
                                                   Officer of Alside and Vice
                                                   President and Director of the
                                                   Company

Richard I. Galland (1)(2)               80         Director

James F. Leary (1)(2)                   67         Director

A. A. Meitz (1)(2)                      59         Director

Gary D. Trabka (3)                      42         Director

Robert F. Hogan, Jr.                    40         President and Chief Executive
                                                   Officer of AmerCable and Vice
                                                   President of the Company

Robert L. Winspear                      31         Vice President, Treasurer and
                                                   Secretary of the Company

James R. Bussman (4)                    49         Executive Vice President -
                                                   Corporate Services of Alside
                                                   and Vice President of the
                                                   Company

Michael R. St. Clair (4)                50         Executive Vice President -
                                                   Finance of Alside and Vice
                                                   President of the Company

Alfred L. Vapenik, Jr. (4)              50         Executive Vice President -
                                                   Business Development and
                                                   Planning of Alside

Benjamin L. McGarry (4)                 49         Group Vice President - Vinyl
                                                   Manufacturing of Alside

Wayne D. Fredrick (4)                   50         Group Vice President - Window
                                                   Products of Alside

--------------------

(1)      Member of the Compensation Committee

(2)      Member of the Audit Committee

(3) Pursuant to a stockholders' agreement among Prudential, the Winspear Family Limited Partnership, a Texas limited partnership (the "Winspear Partnership"), of which Mr. William W. Winspear is the managing general partner, and the Company (the "Stockholders' Agreement"), Prudential may, under certain circumstances, nominate up to two persons to the Board of Directors of the Company and the Winspear Partnership agreed to vote its shares of Common Stock in favor of such nominees. Pursuant to the Stockholders' Agreement, Prudential designated Mr. Trabka to serve as a Director of the Company. There is currently a vacancy on the Board of Directors resulting from the resignation, in August 1994, of one of the

         Directors nominated by Prudential. See Item 13 -- "Certain Relationships and Related Transactions -- Stockholders' Agreement."

(4) Messrs. Bussman, St. Clair, Vapenik, McGarry, and Fredrick are considered key employees of the Company because of their responsibilities as divisional officers in the respective capacities indicated. The Company does not, however, consider such employees to be executive officers of the Company.

         Pursuant to the Company's Certificate of Incorporation, the Company has three classes of directors serving staggered three-year terms. Officers of the Company serve at the discretion of the Board of Directors.

         The following is a brief description of the business experience of the Directors, executive officers and certain key employees of the Company for at least the past five years.

         Mr. William W. Winspear has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1983, and serves in the class of directors whose terms expire at the 1997 annual meeting of stockholders. Mr. Winspear was President and Chief Executive Officer of Chaparral Steel Company from 1975 to 1982. Mr. Winspear is the father of Robert
L. Winspear. Mr. William W. Winspear is Chairman of the Board of Amercord.

         Mr. Kaufman has been President of Alside since 1974 and has been Chief Executive Officer of Alside since 1982. Mr. Kaufman joined Alside in 1955 and became a Director and a Vice President of the Company in 1984. Mr. Kaufman serves in the class of directors whose terms expire at the 1997 annual meeting of stockholders.

         Mr. Galland became a Director of the Company in 1984, and serves in the class of directors whose terms expire at the 1998 annual meeting of stockholders. Mr. Galland was formerly Chairman of the Board and Chief Executive Officer of American Petrofina Incorporated and formerly Of Counsel to the law firm of Jones, Day, Reavis & Pogue. Mr. Galland is also a director of D. R. Horton, Inc. and Texas Industries, Inc.

         Mr. Leary became a Director of the Company in 1984, and serves in the class of directors whose term expires at the 1999 annual meeting of stockholders. Mr. Leary has been Vice Chairman - Finance of Search Capital Group, Inc., a consumer finance company, since September 1995 as well as serving as President of Sunwestern Management Inc., an investment management company, since 1982. Mr. Leary is also a director of Capstone Growth Fund and Capstone Fixed Income Fund, and Phaseout of America, Inc.

         Mr. Meitz became a Director of the Company in 1993, and serves in the class of directors whose terms expire at the 1999 annual meeting of stockholders. Mr. Meitz retired as Senior Vice President of the consulting firm of Booz, Allen & Hamilton in 1994 where he was employed since 1965. Mr. Meitz is a director of Greyhound Lines, Inc., and Banctec Inc.

         Mr. Trabka became a Director of the Company in February 1994, and serves in the class of directors whose terms expire at the 1998 annual meeting of stockholders. Mr. Trabka has been a Managing Director of the Prudential Capital Group since February 1989. Prior to 1989 Mr. Trabka was Vice President of Corporate Finance with Prudential. Mr. Trabka is also Chairman of the Board of Directors of Food Barn Stores, Inc. ("FBS"). On January 5, 1993, FBS filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On July 7, 1994, the bankruptcy court confirmed FBS's liquidating plan of reorganization. Prudential holds approximately 90% of the unsecured debt of FBS, as well as less than a majority of the equity of FBS, but had the power to vote virtually all the shares of stock of FBS as a result of defaults in the loan agreements between FBS and Prudential. Mr. Trabka serves as a director of FBS at the request of Prudential. Mr. Trabka is also a director of the Prudential Home Mortgage Company, Inc.

         Mr. Hogan has been President and Chief Executive Officer of AmerCable since November 1993 and Vice President of the Company since 1984. Prior to becoming President of AmerCable, Mr. Hogan was Treasurer and Secretary of the Company from 1984 to 1993.

         Mr. Robert L. Winspear joined the Company in June 1993 and was named Vice President, Treasurer and Secretary in October 1993. Prior to joining the Company, Mr. Winspear was a Senior in the Financial Consulting and Audit division of Arthur Andersen LLP, where he had been employed since 1988. Mr. Winspear is also a director of Amercord. Mr. Winspear is the son of William W. Winspear.

         Mr. Bussman has been Executive Vice President of Corporate Services of Alside since 1983. Mr Bussman has held various other position with Alside since 1972, and was named a Vice President of the Company in 1984.

         Mr. St. Clair was named Executive Vice President-Finance of Alside in December 1994. Mr. St. Clair had been Senior Vice President-Finance of Alside since joining the Company from The Warner & Swasey Company in 1985. Mr. St. Clair was named a Vice President of the Company in 1986.

         Mr. Vapenik was named Executive Vice President of Business Development and Planning of Alside in January 1996. Mr. Vapenik joined Alside in August 1995 as Senior Vice President of Business Development and Planning. From 1990 to 1995 he was the President of the consulting firm Hansen-Vapenik & Associates, Inc. Prior to 1990 Mr. Vapenik was employed by Wolverine Technologies, a vinyl siding manufacturer, since 1982.

         Mr. McGarry was named Group Vice President - Vinyl Manufacturing of Alside in January 1997. From 1984 to 1996 Mr. McGarry was Senior Vice President
- Manufacturing of Alside. Mr. McGarry joined Alside in 1980.

         Mr. Fredrick was named Group Vice President - Window Products of Alside in January 1997. From 1990 to 1996 Mr. Fredrick was Senior Vice President - Window Products of Alside. Mr. Fredrick first joined Alside in 1973.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid by the Company for services rendered in 1996, 1995 and 1994 by the Chief Executive Officer and each of the other executive officers of the Company at December 31, 1996 whose total annual salary and bonus exceeded $100,000. For the purposes of this report, Messrs. W.W. Winspear, Kaufman, Hogan and R.L.
Winspear are referred to as the "named executive officers."

                                                  Summary Compensation Table (1)
                                      ------------------------------------------------------
                                        Fiscal                                    All Other
     Name and Principal Position         Year       Salary         Bonus        Compensation
-----------------------------------   ----------   ---------     ---------      -------------
William W. Winspear                      1996      $ 400,000     $ 214,362      $  30,250 (2)
  Chairman of the Board, President       1995      $ 398,333     $  28,005      $  30,250
    and Chief Executive Officer          1994      $ 376,666     $ 328,908      $  28,250

Donald L. Kaufman                        1996      $ 345,000     $ 181,666      $ 102,742 (3)
  President and Chief Executive          1995      $ 343,335     $ 102,595      $ 127,199
    Officer of Alside                    1994      $ 318,350     $ 200,023      $  80,385

Robert F. Hogan, Jr.                     1996      $ 150,000     $       0      $   5,250 (4)
  President and Chief Executive          1995      $ 150,000     $       0      $   5,250
    Officer of AmerCable                 1994      $ 147,500     $       0      $   5,250

Robert L. Winspear                       1996      $  82,292     $  21,436      $   2,880 (5)
  Vice President,                        1995      $  79,583     $   2,801      $   2,785
    Treasurer and Secretary              1994      $  74,167     $  19,734      $   2,596

-----------------------

(1) Perquisites and other personal benefits received by the named executive officers are not included in the Summary Compensation Table because the aggregate amount of such compensation, if any, did not meet disclosure thresholds established under current regulations of the Securities and Exchange Commission. During 1996, 1995 and 1994 no named executive officer was granted any options to purchase any class of common stock of the Company or any stock appreciation rights with respect to such shares.

(2) For 1996 includes directors fees of $25,000 and allocation or accruals under AmerCable's retirement plan of $5,250.

(3) For 1996 includes directors fees of $25,000. Mr. Kaufman also received a cash payment of $77,742 in 1996 representing the present value of additional pension benefits that would otherwise have been accrued for his benefit under the Alside retirement plan but for Internal Revenue Service benefit limitations. See "Executive Agreement" below in this
         Item 11.

(4) Includes amounts accrued or allocated under AmerCable's retirement plan of $5,250 in 1996.

(5) Includes amounts accrued or allocated under AmerCable's retirement plan of $2,880 in 1996.

EXECUTIVE AGREEMENT

         Pursuant to an agreement with the Company, Mr. Kaufman is entitled to receive severance pay in an amount equal to his total earnings for the twelve-month period prior to the termination of his employment for any cause. Under this agreement, Mr. Kaufman was also entitled to receive annual cash payments in lieu of additional retirement benefits through age 65. Such payments were determined based on the additional pension benefits which would have been accrued for the benefit of Mr. Kaufman under the Alside retirement plan but for Internal Revenue Service benefit limitations.

DIRECTOR COMPENSATION

         In 1996, Directors, including Directors who are employees of the Company, received an annual stipend of $15,000 plus $2,500 for each Directors' meeting attended. Directors were also reimbursed for reasonable travel expenses incurred in connection with attendance at Directors' meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP

         The following table sets forth as of March 1, 1997, the beneficial ownership of Common Stock by (i) each person known by Associated to own beneficially more than 5% of the outstanding Common Stock, (ii) each Director of the Company, (iii) each named executive officer, and (iv) all Directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock.


                                                         Shares     Percentage
                                                      Beneficially  of Common
          Name and Address of Beneficial Owner            Owned     Shares (1)
    ------------------------------------------------  ------------ ------------

    William W. Winspear (2).........................    3,851,200      50.7%
    2200 Ross Avenue Suite 4100 East
    Dallas, TX  75201

    The Prudential Insurance Company of America (3).    2,700,000      35.6%
    Four Gateway Center
    100 Mulberry Street
    Newark, NJ  07102

    Richard I. Galland..............................       40,000         *

    Robert F. Hogan, Jr.............................       80,000       1.1%

    Donald L. Kaufman (4)...........................      367,000       4.8%

    Robert L. Winspear (5)..........................       80,800       1.1%

    James F. Leary .................................       10,000          *

    A. A. Meitz ....................................       40,000          *

    Gary D. Trabka (6)..............................            0         -

    All directors and executives officers
      as a group (8 persons)........................    4,469,000      57.9%

---------------
*   Less than 1%.

(1) The percentages shown assume the conversion of all outstanding shares of Class B Common Stock into shares of Common Stock. See Note 3 below.

(2) All such shares are held of record by the Winspear Partnership of which Mr. William W. Winspear is the Managing General Partner.

(3) Prudential owns of record 2,700,000 shares of Class B Common Stock which may be converted at any time at the election of the holder into Common Stock on a one for one basis. Holders of shares of Class B Common Stock have rights and privileges identical to the rights and privileges of the Common Stock, except that shares of Class B Common Stock may vote (with the Common Stock) only on (i) any amendment to the Company's Certificate of Incorporation, (ii) any sale or other disposition of all or substantially all of the Company's assets, (iii) any merger or consolidation of the Company, and (iv) any liquidation, dissolution or winding up of the Company. See Note (6) below.

(4) Includes options to purchase 50,000 shares of Common Stock and 132,000 shares of Common Stock held by trusts for the benefit of certain members of Mr. Kaufman's family. Excludes 6,000 shares held by a charitable foundation of which Mr. Kaufman is the trustee, as to which Mr. Kaufman disclaims beneficial ownership.

(5)  Includes options to purchase 20,000 shares of Common Stock.

(6) Mr. Gary Trabka is a Managing Director of Prudential's Specialized Finance Group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

         The Company, the Winspear Partnership and Prudential are parties to a stockholders' agreement (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, Prudential and the Winspear Partnership agreed (i) not to transfer, prior to an underwritten initial public offering of the Company's Common Stock (an "IPO"), any of their shares of Common Stock or Class B Common Stock, with certain limited exceptions, without offering the right to purchase such shares, first, to the non-selling party and, second, to the Company, (ii) if the Winspear Partnership, or any subsequent holders of its shares of Common Stock, intends to sell any of such shares (other than in an underwritten public offering or to an affiliate), to permit Prudential to participate in such sale on a pro rata basis, (iii) if the Winspear Partnership, or any subsequent holders of their shares of Common Stock, elect to sell such of its shares of Common Stock as would (together with the shares Prudential is required to sell under this clause) exceed 50% of the outstanding shares of Common Stock on a fully diluted basis, to require Prudential and subsequent holders of its shares to participate in such sale on a pro rata basis, and (iv) prior to an IPO to grant, first, the Company and, second the other parties to the Stockholders' Agreement the right to purchase their shares of Common Stock or Class B Common Stock which would otherwise be transferred as a result of a default, foreclosure, forfeiture, court order or other involuntary transfer. The Stockholders' Agreement also requires, so long as Prudential and certain Prudential affiliates beneficially own at least 15% of the outstanding Common Stock ( on a fully diluted basis), all shares of Common Stock ( and any other voting securities) subject to the Stockholders' Agreement to be voted to elect two persons designated by Prudential to a seven-person Board of Directors. Under those provisions of the Stockholders' Agreement, Prudential has the right, if the Company expands the Board to eight members, to require the securities subject to the Stockholders' Agreement to be voted to (i) expand the Board to nine members, (ii) limit the size of the Board to nine members, and (iii) elect a third Director designated by Prudential. If Prudential and its affiliates beneficially own at least 5% (but less than 15%) of the Common Stock, such provisions require such shares to be voted to elect to the Board one person designated by Prudential. In addition, in the Stockholders' Agreement the Company has granted to Prudential, the Winspear Partnership and subsequent holders of their shares preemptive rights prior to an IPO to acquire additional shares of Common Stock or equivalent securities (or options, warrants, rights or other securities exchangeable or convertible for any such shares) to maintain their then-current percentage beneficial ownership interest in the Company, provided such preemptive rights do not apply to the issuance of up to 150,000 shares of Common Stock to Directors or employees of the Company nor to the issuance of securities as consideration for an acquisition of a business approved by the Company's Board of Directors. Finally, under the Stockholders' Agreement, if prior to an IPO the Company sells all or substantially all of its assets, the stockholder parties to the Agreement are required to use their best efforts to liquidate and dissolve the Company and distribute the Company's assets unless Prudential's shares are bought by the Company or the other stockholder parties at a mutually agreeable price to be negotiated at the time. Unless earlier terminated, the Stockholders' Agreement expires August 19, 2003.

         Pursuant to the Stockholders' Agreement, Prudential designated Mr. Trabka to serve as a Director of the Company. There is currently a vacancy on the Board of Directors resulting from the resignation, effective in August 1994, of one of the Directors nominated by Prudential.

                                     PART V

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are included in this report.

(A)(1)  FINANCIAL STATEMENTS

                        Associated Materials Incorporated
                        ---------------------------------
                                                                        Page
                                                                        ----
    Report of Independent Auditors.................................      F-1
    Balance Sheets as of December 31, 1996 and 1995................      F-2
    Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994.............................      F-3
    Statements of Stockholders' Equity for the years
      ended December 31, 1996, 1995 and 1994.......................      F-4
    Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994.............................      F-5
    Notes to Financial Statements..................................      F-6

(A)(2)  FINANCIAL STATEMENT SCHEDULES

    All financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.


(B) REPORTS ON FORM 8-K

    During the quarter ended December 31, 1996, the Company filed no Current Reports on Form 8-K.


(C) EXHIBITS

    3.1 - Restated Certificate of Incorporation, as amended, of Associated Materials Incorporated (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-84110 (the "1994 Registration Statement")).

    3.2   -  Restated Bylaws of the Company (incorporated by reference to
             Exhibit 3.2 of the 1994 Registration Statement).

    4.1 - Indenture, dated as of August 1, 1993, between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).

    4.2 - Form of Senior Subordinated Note issuable under the Indenture (incorporated by reference to Exhibit 4.2 to the Company's Registration on Form S-1, Commission File No. 33-64788 (the "1993 Registration Statement")).

    4.3 - Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc. ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G. Winspear, D.W. Winspear, R.L. Winspear, B.W. Meyer and The Principal/The Eppler, Guerin & Turner, Inc. (incorporated by reference to Exhibit 4.3 to the 1993 Form 10-K).

    4.4 - Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by Reference to Exhibit 4.4 to the 1993 Form 10-K).

    4.5 - Amendment to the Stockholders' Agreement, dated as of April 1, 1994 among the Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.5 to the 1994 Registration Statement).

    4.6 - Second Amendment to the Stockholders' Agreement, dated as of July 1, 1994, among the Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration Statement).

    4.7 - Third Amendment to the Stockholders' Agreement, dated as of October 12, 1994, among the Company, Prudential and the Winspear Family Limited Partnership (incorporated by reference to Exhibit 5.15 to the 1994 Registration Statement).

    4.8 - Assumption Agreement, effective as of July 29, 1994, by the Winspear Family Limited Partnership (incorporated by reference to
             Exhibit 4.7 to the 1994 Registration Statement).

    4.9 - Assumption Agreement, effective as of September 30, 1994 by The Prudential Insurance Company of America ("Prudential") (incorporated by reference to Exhibit 4.14 to the 1994 Registration Statement).

    4.10 - Trust Indenture, dated as of June 1, 1992, between the Company and KeyBank, N.A. (formerly Society National Bank) ("KeyBank"), relating to the Company's taxable variable rate demand notes ("Taxable Notes") (incorporated by reference to Exhibit 4.43 to the 1993 Registration Statement).

    4.11 - Remarketing Agreement, dated as of June 1, 1992, between the Company and KeyBank as Remarketing Agent, relating to the Taxable Notes (incorporated by reference to Exhibit 4.44 to the 1993 Registration Statement).

    4.12 - Note Purchase Agreement, dated as of June 26, 1992, between the Company and Automated Cash Management Trust, relating to the Taxable Notes (incorporated by reference to Exhibit 4.45 to the 1993 Registration Statement).

    4.13 - Irrevocable Letter of Credit, dated as of June 1, 1992, between the Company and KeyBank relating to the Taxable Notes (incorporated by reference to Exhibit 4.46 to the 1993 Registration Statement).

    4.14 - Master Agreement, dated as of April 5, 1993, between the Company and KeyBank evidencing an interest rate swap relating to the Taxable Notes (incorporated by reference to Exhibit 4.47 to the 1993 Registration Statement).

    10.1 - Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration Statement).

    10.2 - Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

    10.3 - Asset Purchase Agreement, dated as of June 25, 1986, between the Company and Amercord, Inc. ("Amercord") (incorporated by reference to Exhibit 10.4 to the 1993 Registration Statement).

    10.4 - Subscription and Stockholders Agreement, dated as of June 25, 1986, among the Company, Florida Wire and Cable Company ("Florida Wire"), GCR S.p.A. ("GCR") and Amercord (the "Subscription Agreement") (incorporated by reference to Exhibit 10.5 to the 1993 Registration Statement).

    10.5 - Letter Agreement, dated as of June 25, 1986, among Ivaco, Inc. ("Ivaco"), the Company Amercord, Giuseppe Bruni ("Bruni"), GCR, Riva Steel S.p.A. ("Riva") and Florida Wire (the "Subscription Letter Agreement") (incorporated by reference to Exhibit 10.6 to the 1993 Registration Statement).

    10.6 - Amendment to Subscription Letter Agreement and Subscription Agreement, dated June 23, 1988, among Ivaco, the Company, Amercord, Bruni, GCR, Riva and Florida Wire (incorporated by reference to
             Exhibit 10.7 to the 1993 Registration Statement).

    10.7 - Management Agreement, effective as of May 1, 1986, between Amercord and the Company (incorporated by reference to Exhibit 10.8 to the 1993 Registration Statement).

    10.8 - Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

    10.9* -  Profit Sharing Plan of the Company (incorporated by reference to
             Exhibit 10.14 to the 1993 Registration Statement).

    10.10*- Alside Retirement Plan (incorporated by reference to Exhibit 10.16 to the 1993 Registration Statement).

    10.11*-  Form of Option Agreement (incorporated by reference to Exhibit
             10.17 to the 1993 Form 10-K).

    10.12 - Associated Materials Incorporated 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the 1994 Registration Statement).

    10.13*- Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

    10.14 - Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

    10.15 - Third Amended and Restated Note, dated April 2, 1996, from the Company to KeyBank relating to the Credit Agreement, (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

    10.16 -  Collateral Patent, Trademark and License Agreement, dated
             February 29, 1984, between the Company and KeyBank (incorporated by reference to Exhibit 4.31 to the 1993 Registration Statement).

    10.17 - Second Amendment to Collateral Patent, Trademark and License Assignment, dated as of April 2, 1996, between the Company and KeyBank incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

    21.1  -  List of Subsidiaries of the Company.

    24.1  -  Powers of Attorney of certain Directors of the Company.

    27.1  -  Financial Data Schedule.

--------------

     *   Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 17, 1997.

                                           ASSOCIATED MATERIALS INCORPORATED

                                           By /s/ ROBERT L. WINSPEAR
                                                  Robert L. Winspear
                                                  Vice President, Treasurer and
                                                  Secretary

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                                Title
             ---------                                -----

                                      Chairman of the Board, President and
     /s/ WILLIAM W. WINSPEAR                 Chief Executive Officer
         William W. Winspear              (Principal Executive Officer)

       /s/ ROBERT L. WINSPEAR        Vice President, Treasurer and Secretary
           Robert L. Winspear      (Principal Financial and Accounting Officer)

        RICHARD I. GALLAND*                         Director
        Richard I. Galland

        DONALD L. KAUFMAN*                          Director
         Donald L. Kaufman

          JAMES F. LEARY*                           Director
          James F. Leary

           A. A. MEITZ*                             Director
           A. A. Meitz

                                                    Director
          Gary D. Trabka

* Robert L. Winspear by signing his name hereto, signs this document on behalf of the above-named directors of Associated Materials Incorporated on the 17th day of March, 1997 pursuant to powers of attorney executed on behalf of Associated Materials Incorporated and each of such directors, and filed herewith with the Securities and Exchange Commission.

By /s/  ROBERT L. WINSPEAR
        Robert L. Winspear
        ATTORNEY-IN FACT

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

    No annual report covering the Registrant's last fiscal year nor any proxy material has been sent to security holders.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Associated Materials Incorporated
Dallas, Texas

We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                      ERNST & YOUNG LLP

Dallas, Texas
February 14, 1997

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               December 31,
                                                        -----------------------
                                                           1996          1995
                                                        ---------     ---------
ASSETS
Current assets:
    Cash.............................................   $   2,384     $   2,279
    Accounts receivable, net of allowance
        for doubtful accounts of $3,749
        and $2,769 at December 31, 1996
        and  1995, respectively......................      47,208        48,755
    Inventories......................................      58,357        55,922
    Income taxes receivable..........................         587           427
    Other current assets.............................       3,025         1,967
                                                        ---------     ---------
Total current assets.................................     111,561       109,350
Property, plant and equipment, net...................      51,649        49,566
Investment in Amercord Inc...........................      11,320         9,596
Deferred tax assets..................................           -           118
Other assets.........................................       3,179         3,423
                                                        ---------     ---------
Total assets.........................................   $ 177,709     $ 172,053
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdrafts..................................   $   4,853     $   6,047
    Accounts payable.................................      17,114        14,489
    Accrued liabilities..............................      22,965        22,342
    Revolving line of credit.........................      13,058        18,171
    Current portion of long-term debt................       1,750         1,750
                                                        ---------     ---------
Total current liabilities............................      59,740        62,799
Deferred income taxes................................       1,884             -
Other liabilities ...................................       3,489         3,848
Long-term debt.......................................      80,350        82,100
Commitments and Contingencies
Stockholders' equity
    Preferred stock, $.01 par value:
        Authorized shares - 100,000 at
           December 31, 1996 and 1995
        Issued and outstanding shares -
           0 at December 31, 1996 and 1995...........           -             -
    Common stock, $.0025 par value:
        Authorized shares - 15,000,000
        Issued and outstanding shares -
          4,893,504 at December 31, 1996
          and 4,832,000 at December 31, 1995.........          12            12
    Common stock, Class B, $.0025 par value:
        Authorized, issued, and outstanding
          shares - 2,700,000 at December 31,
          1996 and 1995..............................           7             7
    Capital in excess of par.........................         185            67
    Retained earnings................................      32,042        23,220
                                                        ---------     ---------
    Total stockholders' equity.......................      32,246        23,306
                                                        ---------     ---------

Total liabilities and stockholders' equity...........   $ 177,709     $ 172,053
                                                        =========     =========

                            SEE ACCOMPANYING NOTES.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Year Ended December 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
Net sales ..................................    $356,471    $350,029    $352,606
Cost of sales ..............................     255,579     264,080     258,669
                                                --------    --------    --------
                                                 100,892      85,949      93,937
Selling, general, and administrative .......      77,740      73,207      70,482
                                                --------    --------    --------
Income from operations .....................      23,152      12,742      23,455
Interest expense ...........................      10,882      11,474      10,580
                                                --------    --------    --------
                                                  12,270       1,268      12,875
Equity in earnings of Amercord Inc. ........       1,724         537         100
                                                --------    --------    --------

Income before income tax expense ...........      13,994       1,805      12,975
Income tax expense .........................       5,172         545       5,101
                                                --------    --------    --------
Net income .................................    $  8,822    $  1,260    $  7,874
                                                ========    ========    ========

Earnings per common share: .................    $   1.14    $   0.16    $   1.02
                                                ========    ========    ========

Weighted average common and common
    equivalent shares outstanding ..........       7,714       7,663       7,757
                                                ========    ========    ========

                             SEE ACCOMPANYING NOTES.

                        ASSOCIATED MATERIALS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             Class B        Capital               Total
                                      Common Stock         Common Stock    in Excess  Retained Stockholders'
                                     Shares    Amount    Shares    Amount    Of Par   Earnings    Equity
                                     -------   -------   -------   -------   -------   -------    -------
Balance at December 31, 1993 .....     4,808   $    12     2,700   $     7   $     9   $14,086    $14,114
  Net income .....................      --        --        --        --        --       7,874      7,874
  Exercise of Common Stock options
  and related tax benefits .......        24      --        --        --          58      --           58
                                     -------   -------   -------   -------   -------   -------    -------
Balance at December 31, 1994 .....     4,832        12     2,700         7        67    21,960     22,046
  Net income .....................      --        --        --        --        --       1,260      1,260
                                     -------   -------   -------   -------   -------   -------    -------

Balance at December 31, 1995 .....     4,832        12     2,700         7        67    23,220     23,306
  Net income .....................      --        --        --        --        --       8,822      8,822
  Exercise of Common Stock options
  and related tax benefits .......        62      --        --        --         118      --          118
                                     -------   -------   -------   -------   -------   -------    -------
Balance at December 31, 1996 .....     4,894   $    12     2,700   $     7   $   185   $32,042    $32,246
                                     =======   =======   =======   =======   =======   =======    =======

                             SEE ACCOMPANYING NOTES.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Year Ended December 31,
                                                        --------------------------------
                                                          1996        1995        1994
                                                        --------    --------    --------
OPERATING ACTIVITIES
Net income ..........................................   $  8,822    $  1,260    $  7,874
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...................      5,873       5,340       4,504
    Deferred income taxes ...........................      2,002      (1,167)     (1,093)
    Provision for losses on accounts receivable .....      3,087       2,853       2,104
    Equity in earnings of Amercord Inc. .............     (1,724)       (537)       (100)
    Loss (gain) on sale of assets ...................         10        (446)        (31)
    Changes in operating assets and liabilities:
        Accounts receivable .........................     (1,540)     (4,674)     (8,849)
        Inventories .................................     (2,435)      3,014      (7,936)
        Other current assets ........................     (1,058)       (292)       (267)
        Bank overdrafts .............................     (1,194)        986        (680)
        Accounts payable ............................      2,625      (2,165)       (386)
        Accrued liabilities .........................        623       1,392       2,509
        Income taxes receivable/payable .............       (160)         46        (560)
        Other assets ................................       (203)        (45)        (85)
        Other liabilities ...........................        327        (237)       (252)
                                                        --------    --------    --------
Net cash provided by (used in) operating activities .     15,055       5,328      (3,248)

INVESTING ACTIVITIES
Additions to property, plant and equipment ..........     (8,110)     (7,683)     (9,323)
Proceeds from sale of assets ........................         23         480         117
                                                        --------    --------    --------
Net cash used in investing activities ...............     (8,087)     (7,203)     (9,206)

FINANCING ACTIVITIES
Net increase (decrease) in revolving line of credit .     (5,113)      4,202      13,398
Principal payments of long-term debt ................     (1,750)     (1,750)     (1,750)
                                                        --------    --------    --------
Net cash provided by (used in) financing activities .     (6,863)      2,452      11,648
                                                        --------    --------    --------
Net increase (decrease) in cash .....................        105         577        (806)
Cash at beginning of period .........................      2,279       1,702       2,508
                                                        --------    --------    --------
Cash at end of period ...............................   $  2,384    $  2,279    $  1,702
                                                        ========    ========    ========
Supplemental Information:
Cash paid for interest ..............................   $ 10,895    $ 11,459    $ 10,518
                                                        ========    ========    ========

Net cash paid for income taxes ......................   $  3,546    $  1,658    $  6,739
                                                        ========    ========    ========

                             SEE ACCOMPANYING NOTES.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

    LINE OF BUSINESS

        Associated Materials Incorporated (the "Company") consists of two operating divisions, Alside and AmerCable, and a 50%-owned affiliate, Amercord Inc. ("Amercord"), which is accounted for by the equity method. Alside is engaged principally in the manufacture and distribution of exterior residential building products to professional contractors. AmerCable manufactures jacketed electrical cable utilized in a variety of industrial applications. Amercord manufactures and sells steel tire cord and tire bead wire used in the tire manufacturing industry.

    ACCOUNTING CHANGES

        During 1996 the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 allows the Company to use the intrinsic value method or the fair market value to determine the cost of stock compensation. The Company will continue to use the intrinsic value method to measure stock-based compensation costs in accordance with APB Opinion No. 25.

        The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 1996. The adoption of SFAS No. 121 had no effect on the financial statements at the time of adoption. An impairment loss was recorded for the Company's affiliate, Amercord, as discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

    REVENUE RECOGNITION

        Product sales are recognized at the time of shipment.

    INVENTORIES

        Inventories are valued at the lower of cost (first-in, first-out) or market.

    PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years.

    FEDERAL INCOME TAX

        Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Negative book balances are classified as bank overdrafts on the accompanying balance sheets.

    EARNINGS PER COMMON SHARE

        Earnings per common share computations, determined using the treasury stock method, were based on weighted average common and common equivalent shares outstanding during the periods presented. Fully diluted earnings per common share are not significantly different than primary earnings per common share.

    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    ADVERTISING

    The Company expenses advertising costs as incurred. Advertising expense was $6.8 million, $6.3 million, and $5.5 million in 1996, 1995 and 1994, respectively.

    RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform with the current period presentation.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


2. INVESTMENT IN AMERCORD

    The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Amercord manufactures and sells steel tire cord and tire bead wire used in the tire manufacturing industry. Equity in the undistributed earnings of Amercord since acquisition through December 31, 1996 totals $6,070,000.

    Condensed financial information for Amercord Inc. is presented below (in thousands):

                                                               Results of Operations
                                                              Year Ended December 31,
                                                        --------------------------------
                                                          1996        1995        1994
                                                        --------    --------    --------
Net sales ...........................................   $ 87,538    $ 80,764    $ 74,226
Costs and expenses ..................................     82,229      77,148      72,070
                                                        --------    --------    --------
Income from operations ..............................      5,309       3,616       2,156
Interest expense ....................................     (1,734)     (1,911)     (1,842)
Income tax expense ..................................     (1,323)       (631)       (114)
                                                        --------    --------    --------
Net income before cumulative effect of a change in
    accounting principle ............................      2,252       1,074         200
Cumulative effect of a change in accounting principle
    (net of tax) ....................................      1,196        --          --
                                                        --------    --------    --------
Net income ..........................................      3,448       1,074         200
                                                        --------    --------    --------
Company's share of net income .......................   $  1,724    $    537    $    100
                                                        ========    ========    ========

                                                              Financial Position
                                                                 December 31,
                                                             -------------------
                                                              1996        1995
                                                             -------     -------
Assets (pledged):
    Current assets .....................................     $15,829     $14,408
    Noncurrent assets ..................................      36,535      40,791
                                                             -------     -------
        Total assets (pledged) .........................     $52,364     $55,199
                                                             =======     =======

Liabilities and stockholders' equity:
    Current liabilities ................................     $15,486     $14,063
    Noncurrent liabilities .............................      13,666      21,370
    Stockholders' equity ...............................      23,212      19,766
                                                             -------     -------
        Total liabilities and stockholders' equity .....     $52,364     $55,199
                                                             =======     =======

    In 1996, Amercord recorded a $1,196,000 gain to reflect the cumulative effect of an accounting change when it changed it's accounting policy for maintenance parts. Amercord now capitalizes the cost of these parts upon purchase and expenses such parts when used in the production cycle. Amercord previously expensed the maintenance parts upon purchase. Amercord recorded a pre-tax gain of $3,093,000 in connection with the settlement of disputed royalty payments for the years 1990-1995 and recorded a $2,723,000 loss for a write down of certain production equipment pursuant to Statement of Financial Accounting Standards No. 121.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

3.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

       Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):

                                                       1996      1995      1994
                                                      ------    ------    ------
Balance at beginning of period ...................    $2,769    $2,563    $2,684
        Provision for losses .....................     3,087     2,853     2,104
        Losses sustained (net of recoveries) .....     2,107     2,647     2,225
                                                      ------    ------    ------
Balance at end of period .........................    $3,749    $2,769    $2,563
                                                      ======    ======    ======

4.  INVENTORIES

    Inventories at December 31 consist of (in thousands):

                                                            1996           1995
                                                          -------        -------
Raw materials ....................................        $14,903        $12,962
Work-in-progress .................................          5,276          6,175
Finished goods and purchased stock ...............         38,178         36,785
                                                          -------        -------
                                                          $58,357        $55,922
                                                          =======        =======

5.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment at December 31 consist of (in thousands):

                                                          1996            1995
                                                         -------         -------
Land ...........................................         $ 1,290         $ 1,290
Buildings ......................................          21,319          20,034
Machinery and equipment ........................          73,463          67,611
                                                         -------         -------
                                                          96,072          88,935
Less accumulated depreciation ..................          44,423          39,369
                                                         -------         -------
                                                         $51,649         $49,566
                                                         =======         =======

6.  ACCRUED LIABILITIES

    Accrued liabilities at December 31 consist of (in thousands):

                                                           1996            1995
                                                         -------         -------
Employee compensation ..........................         $ 6,558         $ 5,928
Sales promotions and incentives ................           2,692           2,143
Employee benefits ..............................           8,424           8,814
Interest .......................................           3,307           3,320
Other ..........................................           1,984           2,137
                                                         -------         -------
                                                         $22,965         $22,342
                                                         =======         =======

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

7.  REVOLVING CREDIT ARRANGEMENTS

    In April 1996, the Company amended and restated its credit agreement with KeyBank N.A. to increase the total credit facility to $50 million and extend the term to May 31, 1999. The amended and restated agreement otherwise contains substantially the same terms and conditions as the previous agreement. During 1996, the total credit facility ranged between $40 million and $50 million. The total credit facility at December 31, 1996 was $50 million. Available borrowings under the credit agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. Unused letters of credit totaled $9,125,000 at December 31, 1996, of which $7,261,000 was related to the Taxable Notes (see
Note 8) and $890,000 was related to insurance. The Company's available borrowing capacity at December 31, 1996 was approximately $27,817,000. The credit agreement includes covenants that require the maintenance of certain financial ratios and net worth and that place restrictions on the repurchase of common stock and the payment of dividends. Outstanding borrowings under the agreement are collateralized by substantially all of the assets of the Company.

    Interest is payable on the utilized revolving credit facility at either the prime commercial rate (8.25% at December 31, 1996) or LIBOR (5.53% at December 31, 1996) plus 2.25% at the option of the Company and on the unused credit facility at a rate of .25%. Letter of credit fees of 1.5% are paid at origination.

    The weighted average interest rate for borrowings under the revolving credit facility during the period was 8.23% and 8.67% for December 31, 1996 and 1995, respectively.


8.  LONG-TERM DEBT

    Long-term debt at December 31 consists of (in thousands):
                                                             1996          1995
                                                           -------       -------
Taxable Variable Rate Demand Notes .................       $ 7,100       $ 8,850
11 1/2% Senior Subordinated Notes due 2003 .........        75,000        75,000
                                                           -------       -------
                                                            82,100        83,850
Less amounts due in one year .......................         1,750         1,750
                                                           -------       -------
                                                           $80,350       $82,100
                                                           =======       =======

    Scheduled principal payments are $1,750,000 in each year through 1998 and $3,600,000 in 1999.

    Interest on the Taxable Notes was payable monthly at the greater of the 30 or 90 day commercial paper rate plus 0.125%. Effective April 5, 1994, the Company entered into an interest rate swap which fixed the interest rate on the Taxable Variable Rate Demand Notes (the "Taxable Notes") at 5.57% per annum for a period of five years. The Taxable Notes are payable in quarterly installments ranging from $400,000 to $450,000 through January 1, 1999, with the remaining balance due on April 1, 1999. The Taxable Notes are secured by an irrevocable letter of credit in accordance with the credit agreement (see Note 7). The Taxable Notes contain similar covenants and restrictions in the Company's credit agreement described in Note 7.

    Interest on the Senior Subordinated Notes is payable semiannually. The Senior Subordinated Notes are unsecured. The Indenture pursuant to which the Senior Subordinated Notes were issued contains covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments and repurchase stock or subordinated indebtedness.

    The estimated fair value of the Taxable Notes at December 31, 1996 was $7,100,000. The Taxable Notes have a variable interest rate and therefore trade at face value. The fair value of the Senior Subordinated Notes at December 31, 1996 was $77,250,000 based upon quoted market price.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

9.  COMMITMENTS

    Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are approximately $8,111,000, $6,432,000, $4,761,000, $3,117,000,
$1,734,000, and $1,598,000 for the years ending December 31, 1997, 1998, 1999,
2000, 2001, and thereafter, respectively. Lease expense was approximately $10,391,000, $9,186,000, and $8,525,000 for the years ended December 31, 1996,
1995 and 1994, respectively.


10. INCOME TAXES

    Income tax expense for the years ended December 31 consists of (in thousands):

                                       1996             1995              1994
                                      ------          -------           -------

Current ....................          $3,170          $ 1,712           $ 6,194
Deferred ...................           2,002           (1,167)           (1,093)
                                      ------          -------           -------
                                      $5,172          $   545           $ 5,101
                                      ======          =======           =======


    State income tax expense was $918,000, $153,000, and $1,034,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                                            1996           1995
                                                           -------        ------
Deferred tax assets:
    Medical benefits ...............................       $ 1,680        $1,642
    Bad debt expense ...............................         1,301         1,040
    Pension expense ................................         1,806         2,239
    Inventory costs ................................           994         1,319
    Other ..........................................           805         1,218
                                                           -------        ------
Total deferred tax assets ..........................         6,586         7,458
Deferred tax liabilities:
    Depreciation ...................................         7,976         7,163
    Other ..........................................           494           177
                                                           -------        ------
Total deferred tax liabilities .....................         8,470         7,340
                                                           -------        ------

Net deferred tax assets (liabilities) ..............       $(1,884)       $  118
                                                           =======        ======

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

    The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                               1996         1995         1994
                                              ------       ------       ------
Statutory rate ..........................       34.0%        34.0%        34.2%
State income taxes, net of
   federal income tax benefit ...........        4.3          5.6          5.3
Equity in earnings of Amercord Inc. .....       (3.3)        (8.1)        (0.2)
Other ...................................        1.9         (1.3)        --
                                              ------       ------       ------
Effective rate ..........................       36.9%        30.2%        39.3%
                                              ======       ======       ======


11. STOCKHOLDERS' EQUITY

    On September 14, 1994, the Company amended and restated its Certificate of Incorporation to (i) change the par value of the Common Stock and Class B Common Stock from no par value to a par value of $.0025 per share, (ii) increase the number of authorized shares of Common Stock from 10 million to 15 million and increase the number of authorized shares of Class B Common Stock from 1.35 million to 2.7 million, and (iii) authorize 100,000 shares of Preferred Stock $.01 par value. In addition, on such date the Company effected a two-for-one stock split of the then issued and outstanding shares of Common Stock and Class B Common Stock. All common stock and share data presented have been adjusted retroactively for the stock split and new par value (after the split) of $.0025 per share.

    The Class B Common Stock is convertible on a one-for-one basis into Common Stock at any time subject to legal restrictions, if any, applicable to the holder of such shares. The Class B Common Stock has the same rights and privileges extended to the Common Stock except that holders of Class B Common Stock may vote only on matters pertaining to changes in the Certificate of Incorporation; the sale, lease, or disposition of certain assets; mergers or consolidations; or the liquidation or dissolution of the Company.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

12. STOCK OPTIONS

    The Company has stock option plans, whereby it grants non-statutory stock options to certain directors, officers and key employees. The Company has authorized 800,000 shares of common stock to be issued under these plans. The options granted in 1994, 1995 and 1996 were granted at fair market value on the grant date and are exercisable for ten years. One-half of the options vest upon grant date and the remainder vest after two years.

    Transactions during 1994, 1995 and 1996 under this plan are summarized below:

                                                 SHARES          PRICE
                                                --------        -------
Options outstanding at December 31, 1993 ....    315,800        $ .003 to $5.00
    Exercised ...............................    (24,000)       $ .003
    Granted .................................     12,000        $6.00
    Expired or cancelled ....................     (4,800)       $ .003
                                                --------        ------
Options outstanding at December 31, 1994 ....    299,000        $ .003 to $6.00
    Granted .................................     33,000        $5.00
    Expired or cancelled ....................    (69,800)       $ .003 to $6.00
                                                --------
Options outstanding at December 31, 1995 ....    262,200        $ .003 to $5.00
    Exercised ...............................    (62,400)       $ .003
    Granted .................................     12,500        $5.00
                                                --------        ------
Options outstanding at December 31, 1996 ....    212,300        $2.925 to $5.00

    Options to purchase 189,550, 239,700, and 195,100 shares were exercisable at December 31, 1996, 1995 and 1994. The weighted average exercise price of options outstanding was $3.47 and $2.57 at December 31, 1996 and 1995, respectively.

    The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1996:

                          Options Outstanding             Options Exercisable
                ------------------------------------   -------------------------
                          Weighted
                           Average       Weighted                  Weighted
    Range in              Remaining       Average                   Average
Exercise Prices  Shares Life In Years Exercise Price   Shares   Exercise Price
--------------- ------- ------------- --------------   ------   --------------
    $2.925      156,800     6.67          $2.925       156,800      $2.925
    $5.000       55,500     8.59          $5.000        32,750      $5.000

    The Company has adopted the disclosure provisions of SFAS No. 123 in 1996, and continues to measure stock-based compensation in accordance with APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value of the options was estimated at the date of the grant using the minimum value method option pricing model assuming dividend yields of 0.0% and a weighted-average expected life of an option of 10 years. A risk-free interest rate of 6.87% and 6.76% was used for 1996 and 1995, respectively. The effect of applying SFAS No. 123's fair value method to the Company's stock options results in net income and earnings per share that are not materially different from the amounts reported.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

13. SEGMENTS OF BUSINESS

    The Company operates in two industry segments: building products and electrical cable products. The principal business activities of the building segment include the manufacture of vinyl siding, vinyl replacement windows and cabinets, and the wholesale distribution of these and other complementary building products principally to professional home remodeling and new construction contractors. The principal business activity of the electrical cable segment is the manufacture and sale of jacketed electrical cable.

    Comparative financial data by industry segment for the years ended December 31 are as follows (in thousands):

                                                      1996         1995         1994
                                                   ---------    ---------    ---------
Net sales:
    Building products ..........................   $ 314,645    $ 300,561    $ 310,926
    Electrical cable products ..................      41,826       49,468       41,680
                                                   ---------    ---------    ---------
                                                   $ 356,471    $ 350,029    $ 352,606
                                                   =========    =========    =========

Operating profits (losses):
    Building products ..........................   $  26,372    $  16,550    $  27,803
    Electrical cable products ..................        (967)      (1,676)      (1,546)
    Corporate expense ..........................      (2,253)      (2,132)      (2,802)
                                                   ---------    ---------    ---------
                                                   $  23,152    $  12,742    $  23,455
                                                   =========    =========    =========

Identifiable assets:
    Building products ..........................   $ 133,023    $ 131,570    $ 129,109
    Electrical cable products ..................      24,746       27,091       26,877
    Corporate ..................................      19,940       13,392       13,428
                                                   ---------    ---------    ---------
                                                   $ 177,709    $ 172,053    $ 169,414
                                                   =========    =========    =========
Depreciation and amortization:
    Building products ..........................   $   4,282    $   3,466    $   2,716
    Electrical cable products ..................       1,154        1,334        1,248
    Corporate ..................................         437          540          540
                                                   ---------    ---------    ---------
                                                   $   5,873    $   5,340    $   4,504
                                                   =========    =========    =========
Net additions to property, plant, and equipment:
    Building products ..........................   $   6,982    $   6,669    $   7,920
    Electrical cable products ..................       1,128        1,014        1,403
                                                   ---------    ---------    ---------
                                                   $   8,110    $   7,683    $   9,323
                                                   =========    =========    =========

    The Company operates principally in the United States. Operating profit for each segment is net sales less operating expenses. Identifiable assets by segment are those used in the Company's operations in each segment. Corporate assets are principally the Company's investment in Amercord. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

14. RETIREMENT PLANS

    DEFINED BENEFIT PLANS

    The Company has defined benefit contributory pension plans (the Plans) covering substantially all of its salaried employees and certain nonsalaried employees. Employees are fully vested upon attaining five years of service including past service with the businesses acquired by the Company. The Company's policy is to fund pension costs as required.

    The actuarial present value at December 31, 1996 and 1995 was determined using a discount rate of 7.5% and projected compensation increases of 4.5%. The expected long-term rate of return on assets was 9%. Plan assets consist primarily of common stock, U.S. government obligations, corporate bonds and real estate.

    Retirement plan costs, as determined by the projected unit credit cost method, are summarized below for the years ended December 31 (in thousands):


                                                    1996       1995       1994
                                                  -------    -------    -------
Benefit cost for service during the year ......   $ 1,110    $   742    $   738
Interest cost on projected benefit obligation .     1,744      1,553      1,341
Return on assets ..............................    (3,356)    (3,412)      (120)
Net amortization ..............................     1,901      2,360       (919)
                                                  -------    -------    -------
Net retirement plan costs .....................   $ 1,399    $ 1,243    $ 1,040
                                                  =======    =======    =======


    A schedule reconciling the projected benefit obligation with the Company's recorded pension liability as of December 31 is shown below (in thousands):

                                                                   1996        1995
                                                                 --------    --------
Accumulated benefit obligation, including vested benefits
    of $19,752 and $17,608, respectively .....................   $ 20,755    $ 18,854
Effect of projected salary increases .........................      5,490       5,421
                                                                 --------    --------
Present value of the projected benefit obligation ............     26,245      24,275
Plan assets at fair value ....................................     23,120      18,785
                                                                 --------    --------
Plan assets less than the present value of the projected
    benefit obligation .......................................      3,125       5,490
The recorded pension liability (included in accrued current
    liabilities in the balance sheets) is calculated by adding to the above amount:
       Unrecognized net gains ................................      3,450       1,216
       The portion of the liability which, under SFAS No. 87,
       is being amortized over 16 years ......................     (1,127)     (1,350)
                                                                 --------    --------
Recorded pension liability ...................................   $  5,448    $  5,356
                                                                 ========    ========

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

    RETIREMENT SAVINGS & PROFIT SHARING PLAN

    The Company sponsors a defined contribution plan (the "401(k) Plan") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plan qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code and covers all full-time employees of AmerCable. For the years ended December 31, 1996, 1995 and 1994 the Company's pre-tax contributions to the 401(k) Plan were $145,000, $136,000 and $123,000, respectively.


15. CONTINGENCIES

    The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to the alleged use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small above-ground storage area, the use of such facilities was terminated prior to the acquisition of the facilities by the Company from USX Corporation (USX) in 1984. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at such facilities under relevant contract terms and under statutory and common law. The effects of the past practices of this facility are continuing to be investigated and as a result the Company is unable to reasonably estimate a reliable range of the aggregate cost of corrective action at this time. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at such facilities. The Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at such facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.

    During 1996, Statement of Position 96-1 "Environmental Remediation Liabilities" was issued effective for fiscal years beginning after December 15, 1996. SOP 96-1 provides authoritative guidance on the recognition, measurement and disclosure of environmental remediation liabilities. The Company believes the application of SOP 96-1 will not have a material effect on the financial statements upon application.