Form 10-Q
period 1997-03-31
ASSOCIATED MATERIALS INC
filed 1997-05-05
CIK 802967

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                    F0RM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to

                        Commission file number: 033-64788

                        ASSOCIATED MATERIALS INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                      75-1872487
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation of Organization)

2200 ROSS AVENUE, SUITE 4100 EAST, DALLAS, TEXAS                       75201
   (Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code               (214) 220-4600

                                 NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No   [ ]

     Shares of Common Stock, $.0025 par value outstanding at May 2, 1997:
4,914,400
     Shares of Class B Common Stock, $.0025 par value outstanding at May 2, 1997: 2,700,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.................................................        1
          March 31, 1997 (Unaudited) and December 31, 1996

      Statements of Operations (Unaudited)...........................        2
          Quarter ended March 31, 1997 and 1996

      Statements of Cash Flows (Unaudited)...........................        3
          Quarter ended March 31, 1997 and 1996

      Notes to Financial Statements (Unaudited)......................        4

  Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition.................................        6

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..........................        8

SIGNATURES...........................................................        9

Part I.  Financial Information
Item 1.  Financial Statements

                           ASSOCIATED MATERIALS INCORPORATED
                                    BALANCE SHEETS
                           (In Thousands, Except Share Data)

                                                        March 31,   December 31,
                                                           1997          1996
                                                        ---------   ------------
                                                       (Unaudited)
ASSETS
Current assets:
    Cash ...........................................   $   1,660      $  2,384
    Accounts receivable, net .......................      48,080        47,208
    Inventories ....................................      57,109        58,357
    Income taxes receivable ........................       1,240           587
    Other current assets ...........................       2,789         3,025
                                                       ---------      --------
Total current assets ...............................     110,878       111,561
Property, plant and equipment, net .................      52,141        51,649
Investment in Amercord Inc. ........................      11,322        11,320
Other assets .......................................       2,761         3,179
                                                       ---------      --------
Total assets .......................................   $ 177,102      $177,709
                                                       =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdrafts ................................   $   5,643      $  4,853
    Accounts payable ...............................      18,591        17,114
    Accrued liabilities ............................      16,714        22,965
    Revolving line of credit .......................      19,306        13,058
    Current portion of long-term debt ..............       1,750         1,750
                                                       ---------      --------
Total current liabilities ..........................      62,004        59,740
Deferred income taxes ..............................       1,161         1,884
Other liabilities ..................................       3,382         3,489
Long-term debt .....................................      79,900        80,350
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 100,000 at
         March 31, 1997 and December 31,
         1996
      Issued and outstanding shares -
         0 at March 31, 1997 and
         December 31, 1996 .........................        --            --
    Common stock, $.0025 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares -
        4,914,400 at March 31, 1997
        and 4,893,504 at December 31, 1996 .........          12            12
    Common stock, Class B, $.0025 par value:
      Authorized, issued, and outstanding
        shares - 2,700,000 at March 31, 1997
        and December 31, 1996 ......................           7             7
    Less:  Treasury stock, at cost - 20,896
      shares at March 31, 1997
      and 0 at December 31, 1996 ...................        (204)         --
    Capital in excess of par .......................         306           185
    Retained earnings ..............................      30,534        32,042
                                                       ---------      --------
    Total stockholders' equity .....................      30,655        32,246
                                                       ---------      --------
Total liabilities and stockholders' equity .........   $ 177,102      $177,709
                                                       =========      ========

                                See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1997           1996
                                                         --------      --------
Net sales ..........................................     $ 79,116      $ 65,426
Cost of sales ......................................       59,101        50,871
                                                         --------      --------
                                                           20,015        14,555
Selling, general and administrative expense ........       19,302        17,777
                                                         --------      --------
Income (loss) from operations ......................          713        (3,222)
Interest expense ...................................        2,633         2,778
                                                         --------      --------
                                                           (1,920)       (6,000)
Equity in earnings of Amercord Inc. ................            2           154
                                                         --------      --------
Income (loss) before income tax expense ............       (1,918)       (5,846)
Income tax benefit .................................         (788)       (2,373)
                                                         --------      --------
Net loss ...........................................     $ (1,130)     $ (3,473)
                                                         ========      ========
Loss per common share ..............................     $  (0.15)     $  (0.45)
                                                         ========      ========
Weighted average common and common
  equivalent shares outstanding ....................        7,745         7,763
                                                         ========      ========

                             See accompanying notes.

                           ASSOCIATED MATERIALS INCORPORATED
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (In Thousands)

                                                               QUARTER ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------
OPERATING ACTIVITIES
Net loss .................................................   $(1,130)   $(3,473)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization .......................     1,550      1,449
     Deferred income taxes ...............................      (723)      (153)
     Equity in earnings of Amercord Inc. .................        (2)      (154)
     Changes in operating assets and liabilities:
        Accounts receivable, net .........................      (872)     4,700
        Inventories ......................................     1,248      2,491
        Income taxes receivable ..........................      (653)    (2,434)
        Bank overdrafts ..................................       790     (1,468)
        Accounts payable and accrued liabilities .........    (4,774)    (1,349)
        Other assets and liabilities .....................       497       (240)
                                                             -------    -------
Net cash used by operating activities ....................    (4,069)      (631)

INVESTING ACTIVITIES
Additions to property, plant and equipment, net ..........    (1,932)    (3,016)

FINANCING ACTIVITIES
Net increase in revolving line of credit .................     6,248      3,576
Principal payments of long-term debt .....................      (450)      (450)
Dividends paid ...........................................      (379)      --
Treasury stock acquired ..................................      (200)      --
Options exercised ........................................        58       --
                                                             -------    -------
Net cash provided by financing activities ................     5,277      3,126
                                                             -------    -------
Net decrease in cash .....................................      (724)      (521)
Cash at beginning of period ..............................     2,384      2,279
                                                             -------    -------
Cash at end of period ....................................   $ 1,660    $ 1,758
                                                             =======    =======
Supplemental information:
Cash paid for interest ...................................   $ 4,621    $ 4,842
                                                             =======    =======
Net cash paid for income taxes ...........................   $   807    $   115
                                                             =======    =======

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter ended March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   ------------
Raw materials...................................      $12,855       $14,903
Work in process.................................        5,759         5,276
Finished goods and purchased stock..............       38,495        38,178
                                                      -------       -------
                                                      $57,109       $58,357
                                                      =======       =======

NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                                          QUARTER ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                        1997          1996
                                                      -------       -------
Net sales.......................................      $21,616       $21,985
Costs and expenses..............................       21,187        21,022
                                                      -------       -------
Income from operations..........................          429           963
Interest expense................................          423           474
Income tax expense..............................            2           181
                                                      -------       -------
Net income......................................      $     4       $   308
                                                      =======       =======
Company's share of net income...................      $     2       $   154
                                                      =======       =======

NOTE 4 - EARNINGS PER COMMON SHARE

Earnings per common share computations are determined using the treasury stock method based on weighted average common and common equivalent shares outstanding during the periods presented. Fully diluted earnings per common share are not significantly different than primary earnings per common share.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current period presentation.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                        QUARTER ENDED MARCH 31,
                                        --------------------------------------------------------
                                                  1997                           1996
                                        ------------------------       -------------------------
                                                 PERCENTAGE OF                   PERCENTAGE OF
                                        AMOUNT   TOTAL NET SALES       AMOUNT    TOTAL NET SALES
                                        ------   ---------------       ------    ---------------
Total Company:
  Net sales - Alside ..............    $64,827         81.9%          $ 55,113          84.2%
  Net sales - AmerCable ...........     14,289         18.1             10,313          15.8
                                       -------        -----           --------         -----
   Total net sales ................     79,116        100.0             65,426         100.0
  Gross profit ....................     20,015         25.3             14,555          22.3
  Selling, general and
    administrative expense (1) ....     19,302         24.4             17,777          27.2
                                       -------        -----           --------         -----
  Income (loss) from operations ...    $   713           .9%          $ (3,222)         (4.9)%
                                       =======        =====           ========         =====
Alside:
  Net sales .......................    $64,827        100.0%          $ 55,113         100.0%
  Gross profit ....................     17,876         27.6             14,772          26.8
  Selling, general and
    administrative expense ........     17,745         27.4             16,448          29.8
                                       -------        -----           --------         -----
  Income (loss) from operations ...    $   131           .2%          $ (1,676)         (3.0)%
                                       =======        =====           ========         =====
AmerCable:
  Net sales .......................    $14,289        100.0%          $ 10,313         100.0%
  Gross profit ....................      2,139         15.0               (217)         (2.1)
  Selling, general and
    administrative expense ........      1,046          7.3                811           7.9
                                       -------        -----           --------         -----
  Income (loss) from operations ...    $ 1,093          7.7%          $ (1,028)        (10.0)%
                                       =======        =====           ========         =====

(1) Consolidated selling, general and administrative expenses include corporate expenses of $511,000 and $518,000 for the three month periods ended March 31, 1997 and 1996, respectively.

OVERVIEW

The Company's income from operations increased to $713,000 for the first quarter of 1997 as compared to a loss from operations of $3.2 million for the 1996 period due primarily to increased sales volume and improved production efficiency. The Company's net sales increased 20.9% to $79.1 million in the first quarter of 1997 as compared with the same period in 1996 due to strong unit sales growth at its Alside and AmerCable divisions.

      ALSIDE. Alside's income from operations was $131,000 for the quarter ended March 31, 1997, an increase of $1.8 million from the $1.7 million loss from operations the for same period in 1997. The increase in income from operations was due primarily to increased sales volume across the majority of Alside's product lines. Alside's net sales increased $9.7 million or 17.6% in the quarter ended March 31, 1997 as compared to the same period in 1996 due primarily to increased unit sales of vinyl siding and vinyl windows of 22.0% and 34.3%, respectively. Net sales were favorably impacted by a mild winter in 1997. Gross profit as a percentage of net sales increased to 27.6% in the 1997 period from 26.8% in the 1996 period due to increased production efficiency which was partially offset by increased vinyl resin prices. Selling, general and administrative expense increased to $17.7 million from $16.4 in

1996 due to increased personnel costs at its supply centers as well as other costs associated with the higher volume. Selling, general and administrative expense decreased as a percentage of net sales.

      AMERCABLE. AmerCable's income from operations was $1.1 million for the quarter ended March 31, 1997 compared to a loss from operations of $1.0 million for the same period in 1996 due primarily to increased sales and lower production costs. Net sales increased $4.0 million or 38.6% in 1997 as compared to 1996 due to increased unit volume and higher selling prices. Gross profit as a percentage of net sales increased to 15.0% for the 1997 period from (2.1)% for the 1996 period due to improved production efficiencies and higher sales prices. Selling, general and administrative expense increased from $811,000 to $1.0 million but decreased as a percentage of net sales.

      AMERCORD. The Company recorded $2,000 in equity in the after tax earnings of Amercord for the quarter ended March 31, 1997 as compared with $154,000 during the same period in 1996. Amercord's net sales decreased 1.7% to $21.6 million in the 1997 period compared to 1996 as lower sales prices were only partially offset by increased tire cord volume. Gross profit decreased from $1.7 million in 1996 to $1.1 million in 1997 due primarily to lower sales prices which were partially offset by lower production costs experienced in 1997. Selling, general and administrative expense decreased from $691,000 in 1996 to $652,000 in 1997 due primarily to decreased wage and benefit costs.

Net interest expense decreased $145,000 or 5.2% in the quarter ended March 31, 1997 compared to the same period in 1996 due to decreases in the Company's average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings under the Company's existing credit facility were $19.3 million at March 31, 1997, excluding outstanding letters of credit totaling $8.8 million securing $6.8 million of taxable notes and certain other obligations. Because of the seasonal nature of Alside's business, the Company's borrowing requirements are traditionally highest during the second quarter. At March 31, 1997 the Company had an available borrowing capacity of approximately $20.9 million.

Net cash used by operations was $4.1 million in the quarter ended March 31, 1997 compared with $631,000 in the same period in 1996. The increase in cash used by operations in the 1997 period was due principally to higher accounts receivable resulting from higher sales for the period ending March 31, 1997 as compared to the 1996 period.

Capital expenditures totaled $1.9 million for the quarter ended March 31, 1997, compared with $3.0 million during the same period in 1996. Expenditures in the 1997 period were primarily used to increase window welding and assembly capacity and increase vinyl siding extrusion capacity.

The Company believes the future cash flows from operations and its borrowing capacity under its existing credit agreement will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. However, there can be no assurances that the cash so generated by the Company will be sufficient for such purposes.

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

Part II     Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      Exhibits

         27 Financial Data Schedule.

      Reports on Form 8-K

         During the quarter ended March 31, 1997, Associated Materials Incorporated filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ASSOCIATED MATERIALS INCORPORATED
                                                   (Registrant)

Date:  May 2, 1997                     By: \s\ ROBERT L. WINSPEAR
                                               Robert L. Winspear,
                                               Vice President, Treasurer and
                                               Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                  INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                        DESCRIPTION
    ------                                        -----------
      27                                       Financial Data Schedule