Form 10-Q
period 1997-06-30
ASSOCIATED MATERIALS INC
filed 1997-08-14
CIK 802967

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                    F0RM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 1997

                                       or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________.

                        Commission file number: 033-64788

                        ASSOCIATED MATERIALS INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                 75-1872487
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
 of Incorporation of Organization)

  2200 ROSS AVENUE, SUITE 4100 EAST, DALLAS, TEXAS            75201
     (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code   (214) 220-4600
                                                     --------------

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

Yes [X] No [_]

                       Shares of Common Stock, $.0025 par
                value outstanding at August 13, 1997: 4,916,400

                   Shares of Class B Common Stock, $.0025 par
                value outstanding at August 13, 1997: 2,700,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.................................................        1
          June 30, 1997 (Unaudited) and December 31, 1996

      Statements of Operations (Unaudited)...........................        2
          Quarter and six months ended June 30, 1997 and 1996

      Statements of Cash Flows (Unaudited)...........................        3
          Six months ended June 30, 1997 and 1996

      Notes to Financial Statements (Unaudited)......................        4

  Item 2.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition....................................        6

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders.......       10
  Item 6.  Exhibits and Reports on Form 8-K..........................       10

SIGNATURES...........................................................       11

Part I.  Financial Information
Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                        June 30,    December 31,
                                                          1997          1996
                                                       ----------    ----------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash ...........................................   $    2,856    $    2,384
    Accounts receivable, net .......................       54,699        47,208
    Inventories ....................................       62,672        58,357
    Income taxes receivable ........................         --             587
    Other current assets ...........................        3,688         3,025
                                                       ----------    ----------
Total current assets ...............................      123,915       111,561
Property, plant and equipment, net .................       53,338        51,649
Investment in Amercord Inc. ........................       11,425        11,320
Other assets .......................................        2,648         3,179
                                                       ----------    ----------
Total assets .......................................   $  191,326    $  177,709
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdrafts ................................   $    5,863    $    4,853
    Accounts payable ...............................       25,431        17,114
    Accrued liabilities ............................       24,061        22,965
    Revolving line of credit .......................       11,255        13,058
    Income taxes payable ...........................        2,426          --
    Current portion of long-term debt ..............        1,750         1,750
                                                       ----------    ----------
Total current liabilities ..........................       70,786        59,740
Deferred income taxes ..............................        1,421         1,884
Other liabilities ..................................        3,272         3,489
Long-term debt .....................................       79,500        80,350
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 100,000 at June 30,
         1997 and December 31, 1996
      Issued and outstanding shares - 0 at June
         30, 1997 and December 31, 1996 ............         --            --
    Common stock, $.0025 par value:
      Authorized shares - 15,000,000
      Issued and outstanding shares - 4,914,400
        at June 30, 1997 and 4,893,504 at
        December 31, 1996 ..........................           12            12
    Common stock, Class B, $.0025 par value:
      Authorized, issued and outstanding shares -
        2,700,000 at June 30, 1997 and
        December 31, 1996 ..........................            7             7
    Less:  Treasury stock, at cost - 20,896
      shares at June 30, 1997 and 0 at
      December 31, 1996 ............................         (204)         --
    Capital in excess of par .......................          306           185
    Retained earnings ..............................       36,226        32,042
                                                       ----------    ----------
    Total stockholders' equity .....................       36,347        32,246
                                                       ----------    ----------

Total liabilities and stockholders' equity .........   $  191,326    $  177,709
                                                       ==========    ==========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                 Quarter Ended June 30,  Six Months Ended June 30,
                                                -----------------------   -----------------------
                                                   1997         1996         1997         1996
                                                ----------   ----------   ----------   ----------
Net sales ...................................   $  107,676   $   95,933   $  186,792   $  161,359
Cost of sales ...............................       74,694       67,253      133,795      118,124
                                                ----------   ----------   ----------   ----------
                                                    32,982       28,680       52,997       43,235
Selling, general and administrative expense .       20,827       19,670       40,129       37,447
                                                ----------   ----------   ----------   ----------
Income from operations ......................       12,155        9,010       12,868        5,788
Interest expense ............................        2,640        2,768        5,273        5,546
                                                ----------   ----------   ----------   ----------
                                                     9,515        6,242        7,595          242
Equity in earnings of Amercord Inc. .........          105          881          107        1,035
                                                ----------   ----------   ----------   ----------
Income before income tax expense ............        9,620        7,123        7,702        1,277
Income tax expense ..........................        3,927        2,552        3,139          179
                                                ----------   ----------   ----------   ----------
Net income ..................................   $    5,693   $    4,571        4,563        1,098
                                                ==========   ==========   ==========   ==========

Earnings per common share ...................   $     0.73   $     0.59   $     0.59         0.14
                                                ==========   ==========   ==========   ==========

Weighted average common and common
  equivalent shares outstanding .............        7,785        7,716        7,785        7,716
                                                ==========   ==========   ==========   ==========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
OPERATING ACTIVITIES
Net income ............................................   $  4,563    $  1,098
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization ....................      3,131       2,895
     Deferred income taxes ............................       (463)        149
     Equity in earnings of Amercord Inc. ..............       (107)     (1,035)
     Changes in operating assets and liabilities:
        Accounts receivable, net ......................     (7,491)     (5,418)
        Inventories ...................................     (4,315)     (2,916)
        Income taxes receivable/payable ...............      3,071        (216)
        Bank overdrafts ...............................      1,010       1,291
        Accounts payable and accrued liabilities ......      9,413      11,101
        Other assets and liabilities ..................       (553)       (736)
                                                          --------    --------
Net cash provided by operating activities .............      8,259       6,213

INVESTING ACTIVITIES
Additions to property, plant and equipment, net .......     (4,609)     (5,296)

FINANCING ACTIVITIES
Net increase (decrease) in revolving line of credit ...     (1,803)      1,038
Principal payments of long-term debt ..................       (850)       (850)
Dividends paid ........................................       (379)       --
Treasury stock acquired ...............................       (204)       --
Options exercised .....................................         58        --
                                                          --------    --------
Net cash provided by (used in) financing activities ...     (3,178)        188
                                                          --------    --------

Net increase in cash ..................................        472       1,105
Cash at beginning of period ...........................      2,384       2,279
                                                          --------    --------
Cash at end of period .................................   $  2,856    $  3,384
                                                          ========    ========

Supplemental information:
Cash paid for interest ................................   $  5,262    $  5,545
                                                          ========    ========
Net cash paid for income taxes ........................   $  1,050    $    243
                                                          ========    ========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and six months ended June 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                   June 30,   December 31,
                                                     1997         1996
                                                   --------     --------
          Raw materials ........................   $ 15,546     $ 14,903
          Work in process ......................      5,953        5,276
          Finished goods and purchased stock ...     41,173       38,178
                                                   --------     --------
                                                   $ 62,672     $ 58,357
                                                   ========     ========


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                            Quarter Ended        Six Months Ended
                                               June 30,              June 30,
                                         -------------------   -------------------
                                           1997       1996       1997       1996
                                         --------   --------   --------   --------
Net sales ............................   $ 18,566   $ 21,956   $ 40,182   $ 43,941
Costs and expenses ...................     17,861     20,616     39,049     41,638
                                         --------   --------   --------   --------
Income from operations ...............        705      1,340      1,133      2,303
Interest expense .....................        376        441        799        915
Income tax expense ...................        120        333        120        514
                                         --------   --------   --------   --------
Net income before cumulative effect
   of a change in accounting principle        209        566        214        874
Cumulative effect of a change in
   accounting principle (net of tax) .       --        1,196       --        1,196
                                         --------   --------   --------   --------

Net income ...........................   $    209   $  1,762   $    214   $  2,070
                                         ========   ========   ========   ========

Company's share of net income ........   $    105   $    881   $    107   $  1,035
                                         ========   ========   ========   ========

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

NOTE 6 - ACCOUNTING CHANGES

In February 1997 the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which specified a new methodology for calculating earnings per share and is effective for fiscal years ending after December 15, 1997. This statement will have no effect on the financial position, results of operations or cash flows of the Company but will require a restatement of prior period earnings per share. The Company believes that the earnings per share calculated under SFAS 128 will not be materially different than the current method used.

In addition, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" which are effective for financial statement periods beginning after December 15, 1997. The Company believes that these statements will have no effect on the Company's financial position, results of operations or cash flows.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                     Quarter Ended June 30,
                                  -------------------------------------------------------------
                                              1997                            1996
                                  ----------------------------    -----------------------------
                                                Percentage of                    Percentage of
                                    Amount     Total Net Sales      Amount      Total Net Sales
                                  ----------   ---------------    ----------    ---------------
Total Company:
  Net sales - Alside ..........   $   94,165              87.5%   $   85,403               89.0%
  Net sales - AmerCable .......       13,511              12.5        10,530               11.0
                                  ----------   ---------------    ----------    ---------------
   Total net sales ............      107,676             100.0        95,933              100.0
  Gross profit ................       32,982              30.6        28,680               29.9
  Selling, general and
   administrative expense (1) .       20,827              19.3        19,670               20.5
                                  ----------   ---------------    ----------    ---------------
  Income from operations ......   $   12,155              11.3%   $    9,010                9.4%
                                  ==========   ===============    ==========    ===============

Alside:
  Net sales ...................   $   94,165             100.0%   $   85,403              100.0%
  Gross profit ................       30,835              32.7        28,503               33.4
  Selling, general and
   administrative expense .....       19,058              20.2        18,021               21.1
                                  ----------   ---------------    ----------    ---------------
  Income from operations ......   $   11,777              12.5%   $   10,482               12.3%
                                  ==========   ===============    ==========    ===============

AmerCable:
  Net sales ...................   $   13,511             100.0%   $   10,530              100.0%
  Gross profit ................        2,147              15.9           177                1.7
  Selling, general and
   administrative expense .....        1,123               8.3         1,047                9.9
                                  ----------   ---------------    ----------    ---------------
  Income (loss) from operations   $    1,024               7.6%   $     (870)              (8.2)%
                                  ==========   ===============    ==========    ===============

(1) Consolidated selling, general and administrative expenses include corporate expenses of $646,000 and $602,000 for the quarters ended June 30, 1997 and 1996, respectively.

OVERVIEW

The Company's net income increased 24.5% to $5.7 million for the quarter ended June 30, 1997 as compared to the 1996 period due to higher operating income at its Alside and AmerCable divisions. Income from operations increased 34.9% or $3.1 million to $12.2 million for the quarter ended June 30, 1997 as compared to $9.0 million for the 1996 period due primarily to higher sales volume at Alside and AmerCable as well as lower production costs at its AmerCable division. Net sales increased 12.2% to $107.7 million in the second quarter of 1997 as compared to the 1996 period due to higher sales volume.

      ALSIDE. Alside's income from operations was $11.8 million for the quarter ended June 30, 1997, an increase of 12.4% from $10.5 million for same period 1996. The increase in income from operations was due to increased sales volume across the majority of Alside's product lines. Alside's net sales increased $8.8 million or 10.3% to $94.2 million for the quarter ended June 30, 1997 as compared to the same period 1996 as unit sales of vinyl siding and vinyl windows increased 10.9% and 18.6%, respectively. Gross profit as a percentage of net sales decreased slightly to 32.7% in the 1997 period from 33.4% in the 1996 period due to higher raw material prices (principally vinyl resin). Selling, general and administrative expense increased 5.8% to $19.1 million for the quarter ended June 30, 1997 due to higher advertising expenditures and higher salaries and wages resulting from additional sales personnel and increased incentive compensation. Selling, general and administrative expense decreased as a percentage of net sales.

      AMERCABLE. AmerCable's income from operations increased $1.9 million to $1.0 million for the quarter ended June 30, 1997 as compared to a loss from operations of $870,000 for the same period in 1996 due primarily to increased sales volume and lower production costs. Net sales increased $3.0 million or 28.3% for the quarter ended June 30, 1997 as compared to 1996 due to increased sales volume across all major product lines. Gross profit as a percentage of net sales increased to 15.9% for the quarter ended June 30, 1997 from 1.7% for the same period in 1996 due to improved labor productivity and material efficiencies. Selling, general and administrative expense increased to $1.1 million for the quarter ended June 30, 1997 due primarily to higher incentive compensation. Selling, general and administrative expense decreased as a percentage of net sales.

      OTHER. The Company recorded $105,000 in equity in the after tax earnings of Amercord for the quarter ended June 30, 1997 as compared with $881,000 for the same period in 1996. The Company's share of second quarter 1996 after tax income was $283,000 exclusive of the Company's share of the cumulative change in accounting principle of $598,000. Amercord's net sales decreased 15.4% to $18.6 million in the quarter ended June 30, 1997 as compared to the 1996 period due to lower sales volume and lower average unit selling prices. Gross profit decreased from $2.1 million for the quarter ended June 30, 1996 to $1.7 million for the same period in 1997 due primarily to lower sales volume and sales prices which were only partially offset by lower manufacturing costs achieved through increased production efficiencies. Selling, general and administrative expense increased from $734,000 for the quarter ended June 30, 1996 to $967,000 for the same period in 1997. The Company expects Amercord's average selling prices to further decline during 1997 which may adversely affect Amercord's results of operations.

      Net interest expense decreased $128,000 or 4.6% in the quarter ended June 30, 1997 compared with the same period in 1996 primarily due to lower borrowing requirements experienced on the Company's line of credit in the 1997 period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                      Six Months Ended June 30,
                                  -------------------------------------------------------------
                                              1997                            1996
                                  ----------------------------    -----------------------------
                                                Percentage of                    Percentage of
                                    Amount     Total Net Sales      Amount      Total Net Sales
                                  ----------   ---------------    ----------    ---------------
Total Company:
  Net sales - Alside ..........   $  158,992              85.1%   $  140,516               87.1%
  Net sales - AmerCable .......       27,800              14.9        20,843               12.9
                                  ----------   ---------------    ----------    ---------------
   Total net sales ............      186,792             100.0       161,359              100.0
  Gross profit ................       52,997              28.4        43,235               26.8
  Selling, general and
   administrative expense (1) .       40,129              21.5        37,447               23.2
                                  ----------   ---------------    ----------    ---------------
  Income from operations ......   $   12,868               6.9%   $    5,788                3.6%
                                  ==========   ===============    ==========    ===============

Alside:
  Net sales ...................   $  158,992             100.0%   $  140,516              100.0%
  Gross profit ................       48,711              30.6        43,275               30.8
  Selling, general and
   administrative expense .....       36,803              23.1        34,469               24.5
                                  ----------   ---------------    ----------    ---------------
  Income from operations ......   $   11,908               7.5%   $    8,806                6.3%
                                  ==========   ===============    ==========    ===============

AmerCable:
  Net sales ...................   $   27,800             100.0%   $   20,843              100.0%
  Gross profit (loss) .........        4,286              15.4           (40)              (0.2)
  Selling, general and
   administrative expense .....        2,169               7.8         1,858                8.9
                                  ----------   ---------------    ----------    ---------------
  Income (loss) from operations   $    2,117               7.6%   $   (1,898)              (9.1)%
                                  ==========   ===============    ==========    ===============

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,157,000 and $1,120,000 for the six month periods ended June 30, 1997 and 1996, respectively.

OVERVIEW

The Company's net income increased 315.6% to $4.6 million for the six months ended June 30, 1997 as compared to the 1996 period primarily due to higher operating income at both its Alside and its AmerCable divisions. The increased operating income was due to higher sales volume at Alside and AmerCable as well as substantial production efficiency gains at AmerCable. The Company's net sales increased 15.8% to $186.8 million due to net sales increases of 13.1% and 33.4% for Alside and AmerCable, respectively.

      ALSIDE. Alside's income from operations increased 35.2% or $3.1 million to $11.9 million for the six months ended June 30, 1997 as compared to $8.8 million for the same period in 1996. The increase in income from operations was due to increased sales volume across the majority of Alside's product lines. Alside's net sales increased $18.5 million or 13.1% for the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to increased unit sales of vinyl siding and vinyl windows of 15.2% and 24.6%, respectively. Gross profit as a percentage of net sales decreased slightly to 30.6% for the six month period ended June 30, 1997 as compared to the same period in 1996 as higher average unit selling prices for Alside's siding products were offset by increased raw material costs, principally vinyl resin. Selling, general and administrative expense increased to $36.8 million for the six months ended June 30, 1997 from $34.5 million for the same period in 1996 but decreased as a percentage of net sales. The increase in selling, general and administrative was due primarily to an increase in advertising expenditures and an increase in employee compensation.

      AMERCABLE. AmerCable's income from operations increased $4.0 million to $2.1 million for the six months ended June 30, 1997 compared to a loss from operations of $1.9 million for the same period in 1996 due primarily to lower production costs, increased sales volume and higher average selling prices. Net sales increased $7.0 million or 33.4% for the six months ended June 30, 1997 as compared to the same period in 1996 due to increased sales prices and volume. Gross profit as a percentage of net sales increased to 15.4% for the six months ended June 30, 1997 from (.2)% for the same period in 1996 due to improved labor productivity and material efficiencies and higher sales prices. Selling, general and administrative expense increased to $2.2 million but decreased as a percentage of net sales.

      OTHER. The Company recorded $107,000 in equity in the after tax earnings of Amercord for the six months ended June 30, 1997 as compared with $1.0 million for the same period in 1996. The Company's share of after tax income for the six months ended June 30, 1996 was $437,000 exclusive of the Company's share of the cumulative change in accounting principle of $598,000. Amercord's net sales decreased 8.6% to $40.2 million in the six month period ended June 30, 1997 as compared to the same period in 1996 due primarily to a decrease in the average unit selling price of its products. Gross profit decreased from $3.7 million for the six months ended June 30, 1996 to $2.8 million for the same period in 1997 due primarily to lower sales prices which were partially offset by lower tire cord manufacturing costs. Selling, general and administrative expense increased to $1.6 million for the six months ended June 30, 1997 from $1.4 for the same period in 1996.

      Net interest expense decreased $273,000 or 4.9% in the six months ended June 30, 1997 compared with the same period in 1996 primarily due to lower borrowing requirements experienced on the Company's line of credit during the second quarter of 1997 compared to the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings under the Company's existing credit facility were $11.3 million at June 30, 1997, excluding outstanding letters of credit totaling $8.9 million securing $6.4 million of taxable notes and certain other obligations. At June 30, 1997 the Company had an available borrowing capacity of approximately $29.8 million.

Net cash provided by operations was $8.3 million in the six months ended June 30, 1997 compared with $6.2 in the same period in 1996. The increase in cash provided by operations in the 1997 period was due principally to higher net income for the period ended June 30, 1997 as compared to the 1996 period.

Capital expenditures totaled $4.6 million for the six months ended June 30, 1997, compared with $5.3 million during the same period in 1996. Expenditures in the 1997 period were primarily used to increase window welding and assembly capacity and increase vinyl siding extrusion capacity.

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

The Company currently has $75 million of 11 1/2% senior subordinated notes outstanding. These notes are callable at the option of the Company beginning in August 1998 at 104.313% of the outstanding principal amount thereof, decreasing to 100% of the principal amount in August 2001. The Company may seek to refinance all or part of the notes in order to obtain more favorable interest rates. No assurances can be given that the Company will be able to obtain such financing or the terms on which such financing may be available.

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

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

            On May 19, 1997, the majority shareholder took action by written consent to approve an amendment to the 1994 Stock Incentive Plan.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

         10.1* Associated Materials Incorporated Amended and Restated 1994 Stock Incentive Plan.

         27     Financial Data Schedule.

      (b)   Reports on Form 8-K

                During the quarter ended June 30, 1997, Associated Materials Incorporated filed no Current Reports on Form 8-K.

--------------------
      *     Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ASSOCIATED MATERIALS INCORPORATED
                                           (Registrant)

Date:  August 13, 1997          By: /S/ ROBERT L. WINSPEAR
                                    Robert L. Winspear, Vice President,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

               Exhibit
               Number                                  Description
               ------                                  -----------
                10.1*                             Amended and Restated
                                                1994 Stock Incentive Plan

                 27                              Financial Data Schedule

* Constitutes a compensatory plan or arrangement.