Form 10-Q
period 1997-09-30
ASSOCIATED MATERIALS INC
filed 1997-11-13
CIK 802967

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    F0RM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from____________to____________

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

Yes  [X]    No  [ ]

                    Shares of Common Stock, $.0025 par value
                   outstanding at November 12, 1997: 4,934,900

                Shares of Class B Common Stock, $.0025 par value
                   outstanding at November 12, 1997: 2,700,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.................................................        1
          September 30, 1997 (Unaudited) and December 31, 1996

      Statements of Operations (Unaudited)...........................        2
          Quarter and nine months ended September 30, 1997 and 1996

      Statements of Cash Flows (Unaudited)...........................        3
          Nine months ended September 30, 1997 and 1996

      Notes to Financial Statements (Unaudited)......................        4

  Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition.................................        6


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................       11


SIGNATURES  .........................................................       12

Part I.    Financial Information
Item 1.  Financial Statements
                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                          1997        1996
                                                       ---------    --------
                                                      (Unaudited)
ASSETS
Current assets:
    Cash ...........................................   $   2,595    $  2,384
    Accounts receivable, net .......................      54,833      47,208
    Inventories ....................................      63,092      58,357
    Income taxes receivable ........................        --           587
    Other current assets ...........................       3,129       3,025
                                                       ---------    --------
Total current assets ...............................     123,649     111,561
Property, plant and equipment, net .................      53,544      51,649
Investment in Amercord Inc. ........................      10,694      11,320
Other assets .......................................       2,554       3,179
                                                       ---------    --------
Total assets .......................................   $ 190,441    $177,709
                                                       =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdrafts ................................   $   5,177    $  4,853
    Accounts payable ...............................      25,451      17,114
    Accrued liabilities ............................      25,662      22,965
    Revolving line of credit .......................       4,969      13,058
    Income taxes payable ...........................       1,482        --
    Current portion of long-term debt ..............       1,750       1,750
                                                       ---------    --------
Total current liabilities ..........................      64,491      59,740
Deferred income taxes ..............................       2,946       1,884
Other liabilities ..................................       3,201       3,489
Long-term debt .....................................      79,050      80,350
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value:
      Authorized shares - 100,000 at
       September 30, 1997 and December 31, 1996;
         Issued and outstanding shares - 0 at
           September 30, 1997 and December 31, 1996         --          --
    Common stock, $.0025 par value:
      Authorized shares - 15,000,000;
         Issued and outstanding shares - 4,934,900
           at September 30, 1997 and 4,893,504 at
           December 31, 1996 .......................          12          12
    Common stock, Class B, $.0025 par value:
      Authorized, issued and outstanding
        shares - 2,700,000 at September 30, 1997
        and December 31, 1996 ......................           7           7
    Less:  Treasury stock, at cost - 41,396
        shares at September 30, 1997 and 0 at
        December 31, 1996 ..........................        (542)       --
    Capital in excess of par .......................         505         185
    Retained earnings ..............................      40,771      32,042
                                                       ---------    --------
    Total stockholders' equity .....................      40,753      32,246
                                                       ---------    --------

Total liabilities and stockholders' equity .........   $ 190,441    $177,709
                                                       =========    ========

                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                          QUARTER ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                      ---------------------   ---------------------
                                           1997        1996        1997        1996
                                      ---------    --------   ---------    --------
Net sales .........................   $ 111,127    $103,159   $ 297,919    $264,518

Cost of sales .....................      78,511      71,196     212,306     189,320
                                      ---------    --------   ---------    --------
                                         32,616      31,963      85,613      75,198
Selling, general and administrative
 expense ..........................      21,517      20,497      61,646      57,944
                                      ---------    --------   ---------    --------
Income from operations ............      11,099      11,466      23,967      17,254
Interest expense ..................       2,228       2,739       7,501       8,285
                                      ---------    --------   ---------    --------
                                          8,871       8,727      16,466       8,969
Equity in earnings (loss) of
 Amercord Inc. ....................        (731)        404        (624)      1,440
                                      ---------    --------   ---------    --------
Income before income tax expense ..       8,140       9,131      15,842      10,409
Income tax expense ................       3,596       3,599       6,735       3,777
                                      ---------    --------   ---------    --------
Net income ........................   $   4,544    $  5,532   $   9,107    $  6,632
                                      =========    ========   =========    ========

Earnings per common share .........   $    0.58    $   0.72   $    1.17    $   0.86
                                      =========    ========   =========    ========

Weighted average common and common
  equivalent shares outstanding ...       7,772       7,716       7,776       7,699
                                      =========    ========   =========    ========

                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ----------------------
                                                                1997           1996
                                                              -------        -------
OPERATING ACTIVITIES
Net income............................................        $ 9,107        $ 6,632
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization....................          4,741          4,367
     Deferred income taxes............................          1,062          1,885
     Equity in (earnings) loss of Amercord Inc........            624         (1,440)
     Changes in operating assets and liabilities:
        Accounts receivable, net......................         (7,625)        (4,974)
        Inventories...................................         (4,735)        (4,390)
        Income taxes receivable/payable...............          2,228          1,676
        Bank overdrafts...............................            324           (510)
        Accounts payable and accrued liabilities......         11,034          7,375
        Other assets and liabilities..................            (93)          (718)
                                                              -------        -------
Net cash provided by operating activities.............         16,667          9,903

INVESTING ACTIVITIES
Additions to property, plant and equipment, net.......         (6,307)        (6,865)

FINANCING ACTIVITIES
Net increase (decrease) in revolving line of credit...         (8,089)        (1,056)
Principal payments of long-term debt..................         (1,300)        (1,300)
Dividends paid........................................           (379)             -
Treasury stock acquired...............................           (542)             -
Options exercised.....................................            161              -
                                                              -------        -------
Net cash used in financing activities.................        (10,149)        (2,356)
                                                              -------        -------

Net increase in cash..................................            211            682
Cash at beginning of period...........................          2,384          2,279
                                                              -------        -------
Cash at end of period.................................        $ 2,595        $ 2,961
                                                              =======        =======

Supplemental information:
Cash paid for interest................................        $ 9,940        $10,451
                                                              =======        =======
Net cash paid for income taxes........................        $ 3,445        $   247
                                                              =======        =======

                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and nine months ended September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1997          1996
                                                     ----------   --------
Raw materials...................................      $16,780       $14,903
Work in process.................................        5,410         5,276
Finished goods and purchased stock..............       40,902        38,178
                                                      -------       -------
                                                      $63,092       $58,357
                                                      =======       =======


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                           QUARTER ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                       -------------------     ---------------------
                                         1997        1996        1997          1996
                                       -------     -------     --------     --------
Net sales...........................   $17,377     $21,608     $ 57,559     $ 65,549
Costs and expenses..................    19,327      19,898       58,376       61,536
                                       -------     -------     --------     --------
Income (loss) from operations.......    (1,950)      1,710         (817)       4,013
Interest expense....................       373         432        1,172        1,347
Income tax expense (benefit)........      (860)        471         (740)         985
                                       -------     -------     --------     --------
Net income (loss) before cumulative
   effect of a change in accounting
   principle........................    (1,463)        807       (1,249)       1,681
Cumulative effect of a change in
   accounting principle (net of tax)         -           -            -        1,196
                                       -------     -------     --------     --------
Net income (loss)...................   $(1,463)    $   807     $ (1,249)    $  2,877
                                       =======     =======     ========     ========

Company's share of net income (loss)     $(731)       $404        $(624)      $1,440
                                         =====        ====        ======      ======

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                    QUARTER ENDED SEPTEMBER 30,
                                        -----------------------------------------------
                                                 1997                       1996
                                        --------------------      ---------------------
                                                  PERCENTAGE OF              PERCENTAGE OF
                                        AMOUNT   TOTAL NET SALES   AMOUNT   TOTAL NET SALES
                                        ------   ---------------   ------   ---------------
Total Company:
  Net sales - Alside ...............    $ 98,483        88.6%     $ 93,170         90.3%
  Net sales - AmerCable ............      12,644        11.4         9,989          9.7
                                        --------     -------      --------      -------
   Total net sales .................     111,127       100.0       103,159        100.0
  Gross profit .....................      32,616        29.3        31,963         31.0
  Selling, general and
   administrative expense (1) ......      21,517        19.4        20,497         19.9
                                        --------     -------      --------      -------
  Income from operations ...........    $ 11,099         9.9%     $ 11,466         11.1%
                                        ========     =======      ========      =======
Alside:
  Net sales ........................    $ 98,483       100.0%     $ 93,170        100.0
  Gross profit .....................      30,203        30.7        30,808         33.1
  Selling, general and
   administrative expense ..........      19,646        20.0        19,185         20.6
                                        --------     -------      --------      -------
  Income from operations ...........    $ 10,557        10.7%     $ 11,623         12.5%
                                        ========     =======      ========      =======
AmerCable:
  Net sales ........................    $ 12,644       100.0%     $  9,989        100.0%
  Gross profit .....................       2,413        19.1         1,155         11.5
  Selling, general and
   administrative expense ..........       1,126         8.9           644          6.4
                                        --------     -------      --------      -------
  Income from operations ...........    $  1,287        10.2%     $    511          5.1%
                                        ========     =======      ========      =======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $745,000 and $668,000 for the quarters ended September 30, 1997 and 1996, respectively.

OVERVIEW

      GENERAL. The Company's net sales increased 7.7% to $111.1 million in the third quarter of 1997 as compared to the 1996 period due to higher sales volume. Income from operations decreased 3.2% or $367,000 to $11.1 million for the quarter ended September 30, 1997 as compared to $11.5 million for the 1996 period due primarily to lower operating income experienced at its Alside division which was only partially offset by increased operating income at its AmerCable division. Net income decreased 17.9% to $4.5 million for the quarter ended September 30, 1997 as compared to the 1996 period due to Alside's lower operating income and a $1.1 million decrease in equity in the earnings of the Company's affiliate, Amercord.

      ALSIDE. Alside's net sales increased $5.3 million or 5.7% to $98.5 million for the quarter ended September 30, 1997 as compared to the same period in 1996 as unit sales of vinyl siding and vinyl windows increased 6.2% and 11.5%, respectively. Alside's income from operations was $10.6 million for the quarter ended September 30, 1997, a decrease of 9.2% from $11.6 million for same period in 1996 primarily due to higher raw material costs. As a result, gross profit as a percentage of net sales decreased to 30.7% in the 1997 period from 33.1% in the 1996 period. Selling, general and administrative expense increased 2.4% to $19.6 million for the quarter ended September 30, 1997 due to higher advertising expenditures and higher salaries and wages resulting from additional sales personnel and increased incentive compensation. Selling, general and administrative expense decreased slightly as a percentage of net sales.

      AMERCABLE. AmerCable's net sales increased $2.7 million or 26.6% for the quarter ended September 30, 1997 as compared to the same period in 1996 due to increased sales volume across all major product lines. Gross profit as a percentage of net sales increased to 19.1% for the quarter ended September 30, 1997 from 11.5% for the same period in 1996 due to increased sales prices, improved labor productivity and material efficiencies. Income from operations increased $776,000 to $1.3 million for the quarter ended September 30, 1997 as compared to $511,000 for the same period in 1996 due primarily to increased sales volume, sales prices and lower production costs. Selling, general and administrative expense increased to $1.1 million for the quarter ended September 30, 1997 due primarily to higher incentive compensation.

      AMERCORD. The Company recorded a loss of $731,000 reflecting its share of the after tax loss of Amercord for the quarter ended September 30, 1997 as compared with income of $404,000 for the same period in 1996. The Company's share of Amercord's third quarter 1996 after tax income was $284,000 exclusive of the Company's share of a royalty settlement gain and a writedown of equipment in accordance with SFAS No. 121. Amercord's net sales decreased 19.6% to $17.4 million in the quarter ended September 30, 1997 as compared to the 1996 period due to lower sales volume and lower average unit selling prices. Gross profit decreased from $1.9 million for the quarter ended September 30, 1996 to $(1.4) million for the same period in 1997 due primarily to lower sales prices and decreased tire cord manufacturing efficiencies. Selling, general and administrative expense decreased from $589,000 for the quarter ended September 30, 1996 to $581,000 for the same period in 1997. The Company presently expects Amercord's average selling prices to remain stable during the remainder of 1997 and further decline during 1998 which may adversely affect Amercord's results of operations in 1998 and beyond.

      OTHER. Net interest expense decreased $511,000 or 18.7% in the quarter ended September 30, 1997 compared with the same period in 1996 due to lower borrowing requirements experienced on the Company's line of credit during the third quarter of 1997 and the recording of $280,000 in interest income relating to a $1.4 million income tax refund.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------
                                                        1997                                1996
                                           ------------------------            --------------------------
                                                         PERCENTAGE OF                         PERCENTAGE OF
                                            AMOUNT      TOTAL NET SALES         AMOUNT        TOTAL NET SALES
                                           --------     ---------------        ---------      ---------------
Total Company:
  Net sales - Alside ................      $257,475            86.4%           $ 233,686             88.3%
  Net sales - AmerCable .............        40,444            13.6               30,832             11.7
                                           --------           -----            ---------            -----
   Total net sales ..................       297,919           100.0              264,518            100.0
  Gross profit ......................        85,613            28.7               75,198             28.4
  Selling, general and
   administrative expense (1) .......        61,646            20.7               57,944             21.9
                                           --------           -----            ---------            -----
  Income from operations ............      $ 23,967             8.0%           $  17,254              6.5%
                                           ========           =====            =========            =====

Alside:
  Net sales .........................      $257,475           100.0%           $ 233,686            100.0%
  Gross profit ......................        78,914            30.6               74,083             31.7
  Selling, general and
   administrative expense ...........        56,449            21.9               53,654             23.0
                                           --------           -----            ---------            -----
  Income from operations ............      $ 22,465             8.7%           $  20,429              8.7%
                                           ========           =====            =========            =====

AmerCable:
  Net sales .........................      $ 40,444           100.0%           $  30,832            100.0%
  Gross profit ......................         6,699            16.6                1,115              3.6
  Selling, general and
   administrative expense ...........         3,295             8.2                2,502              8.1
                                           --------           -----            ---------            -----
  Income (loss) from operations .....      $  3,404             8.4%           $  (1,387)            (4.5)%
                                           ========           =====            =========            =====

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,902,000 and $1,788,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

OVERVIEW

      GENERAL. The Company's net sales increased 12.6% to $297.9 million for the nine-month period ended September 30, 1997 due to net sales increases of 10.2% and 31.2% for Alside and AmerCable, respectively. The increased operating income was due to higher sales volume at both Alside and AmerCable as well as substantial production efficiency gains at AmerCable. The Company's net income increased 37.3% to $9.1 million for the nine months ended September 30, 1997 as compared to the 1996 period primarily due to higher operating income at its Alside and AmerCable divisions.

      ALSIDE. Alside's net sales increased $23.8 million or 10.2% for the nine months ended September 30, 1997 as compared to the same period in 1996 due primarily to increased unit sales of vinyl siding and vinyl windows of 11.6% and 19.3%, respectively. Gross profit as a percentage of net sales decreased to 30.6% for the nine-month period ended September 30, 1997 as compared to the same period in 1996 principally due to increased raw material costs, including vinyl resin. Alside's income from operations increased 10% or $2.0 million to $22.5 million for the nine months ended September 30, 1997 as compared to $20.4 million for the same period in 1996. The increase in income from operations was due to increased sales volume across the majority of Alside's product lines which were partially offset by the higher raw material costs which Alside did not pass through to its customers. Selling, general and administrative expense increased to $56.4 million for the nine months ended September 30, 1997 from $53.7 million for the same period in 1996 but decreased as a percentage of net sales. The increase in selling, general and administrative expense was due primarily to increased advertising expenditures and employee compensation.

      AMERCABLE. AmerCable's net sales increased $9.6 million or 31.2% for the nine months ended September 30, 1997 as compared to the same period in 1996 due to increased sales volume and prices. Gross profit as a percentage of net sales increased to 16.6% for the nine months ended September 30, 1997 from 3.6% for the same period in 1996 due to improved labor productivity and material efficiencies and higher sales prices. Income from operations was $3.4 million for the nine months ended September 30, 1997 compared to a loss from operations of $1.4 million for the same period in 1996 due primarily to increased sales volume and sales prices, as well as lower production costs. Selling, general and administrative expense increased to $3.3 million due primarily to higher incentive compensation.

      AMERCORD. The Company recorded a loss of $624,000 reflecting its share of the after tax losses of Amercord for the nine months ended September 30, 1997 as compared with income of $1.4 million for the same period in 1996. The Company's share of after tax income for the nine months ended September 30, 1996 was $639,000 exclusive of the Company's share of the cumulative change in accounting principle, a royalty settlement and an equipment writedown. Amercord's net sales decreased 12.2% to $57.6 million in the nine-month period ended September 30, 1997 as compared to the same period in 1996 due primarily to a decrease in sales volume and lower average unit selling price of its products. Gross profit decreased from $5.7 million for the nine months ended September 30, 1996 to $1.4 million for the same period in 1997 due primarily to lower sales prices and decreased manufacturing efficiencies. Selling, general and administrative expense increased to $2.2 million for the nine months ended September 30, 1997 from $2.0 million for the same period in 1996. The Company presently expects Amercord's average selling prices to remain stable during the remainder of 1997 and further decline during 1998 which may adversely affect Amercord's results of operations in 1998 and beyond.

      OTHER. Net interest expense decreased $784,000 or 9.5% in the nine months ended September 30, 1997 compared with the same period in 1996 due to lower borrowing requirements experienced on the Company's line of credit during the 1997 period compared to the 1996 period. The Company recorded interest income of $280,000 related to a $1.4 million income tax refund.

LIQUIDITY AND CAPITAL RESOURCES

      Borrowings under the Company's existing credit facility were $4.9 million at September 30, 1997, excluding outstanding letters of credit totaling $8.5 million securing $5.9 million of taxable notes and certain other obligations. At September 30, 1997 the Company had an available borrowing capacity of approximately $36.6 million.

      Net cash provided by operations was $16.7 million in the nine months ended September 30, 1997 compared with $9.9 in the same period in 1996. The increase in cash provided by operations in the 1997 period was due principally to higher net income and higher payables for the period ended September 30, 1997 as compared to the 1996 period.

      Capital expenditures totaled $6.3 million for the nine months ended September 30, 1997, compared with $6.9 million during the same period in 1996. Expenditures in the 1997 period were primarily used to increase extrusion capacity for vinyl siding, windows and vinyl fence as well as to increase and automate window fabrication capacity.

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

Part II     Other Information

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

          27  Financial Data Schedule.

      (b) Reports on Form 8-K

          During the quarter ended September 30, 1997, Associated Materials Incorporated filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ASSOCIATED MATERIALS INCORPORATED
                                                       (Registrant)




Date:  November 12, 1997                    By: \s\ ROBERT L. WINSPEAR
                                                    Robert L. Winspear,
                                                    Vice President,
                                                    Treasurer and Secretary
                                                    (Principal Financial and
                                                    Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                                        DESCRIPTION
------                                        -----------
 27                                    Financial Data Schedule