Form 10-K405
period 1997-12-31
ASSOCIATED MATERIALS INC
filed 1998-01-30
CIK 802967

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                    FORM 10-K

(Mark one)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                         Commission File Number 0-24956

                                --------------

                        ASSOCIATED MATERIALS INCORPORATED
             (Exact name of Registrant as specified in its charter)

                                --------------

         DELAWARE                                               75-1872487
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                        2200 ROSS AVENUE, SUITE 4100 EAST
                               DALLAS, TEXAS 75201
                         (Address of executive offices)
                                 (214) 220-4600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

               Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant - $9,256,568

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 15, 1998, the registrant had 4,934,900 shares of Common Stock, par value $.0025 per share, and 2,700,000 shares of Class B Common Stock, par value $.0025 per share, outstanding.

================================================================================

                                     PART I

ITEM 1.        BUSINESS

         Associated Materials Incorporated (the "Company") is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). Alside's core products are vinyl siding and vinyl windows. These products are marketed on a wholesale basis to more than 30,000 professional contractors engaged in home remodeling and new home construction principally through Alside's nationwide network of 66 Alside Supply Centers. In recent years Alside has expanded its product offerings to include vinyl fencing, vinyl decking and vinyl garage doors. In 1997, Alside accounted for approximately 87% of the Company's net sales. In addition to Alside, the Company's operations include its AmerCable division ("AmerCable"), a specialty electrical cable manufacturer. Amercord Inc. ("Amercord"), a 50%-owned affiliate managed by the Company, manufactures and sells steel cord and bead wire to tire manufacturers.

         The Company has filed a registration statement with the Securities and Exchange Commission (the "Commission") to sell, through an initial public offering (the "Stock Offering"), up to 2,448,120 shares of the Company's common stock, par value .0025 per share ("Common Stock"). Of these shares, 700,000 shares of Common Stock (808,520 shares if the over-allotment option to be granted to the underwriters in the Stock Offering is exercised in full) will be sold by the Company with the remaining 1,428,800 shares (1,639,600 if the over-allotment option to be granted to the underwriters in the Stock Offering is exercised in full) to be sold by certain stockholders of the Company (the "Selling Stockholders"). In addition, the Company has filed a registration statement with the Commission to sell $75,000,000 aggregate principal amount of Senior Subordinated Notes due 2008 (the "New Notes"). The New Notes will be issued pursuant to an indenture (the "New Indenture") having terms substantially similar to the indenture pursuant to which the Company's existing 11 1/2% Senior Subordinated Notes due August 15, 2003 (the "Existing Notes") were issued (the "Existing Indenture"). The issuance of the New Notes in such offering (the "Note Offering") is conditioned upon the successful completion of a tender offer and consent solicitation (the "Tender Offer" which, together with the Note Offering and the Stock Offering, are collectively referred to herein as the "Offerings") with respect to the Existing Notes. The Stock Offering is not contingent upon the completion of the Note Offering and the Note Offering is not contingent upon the completion of the Stock Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Company was incorporated in Delaware in 1983. Unless the context requires otherwise, the "Company" refers to the business and operations of Associated Materials Incorporated, including Alside and AmerCable, but not Amercord.

INDUSTRY OVERVIEW

         Vinyl siding competes with other materials, such as wood, masonry and metals, for a share of the residential siding market. Vinyl siding has greater durability and requires less maintenance than wood siding, and generally is less expensive than wood, masonry or metal siding. According to an industry study jointly prepared by Sabre Associates, Inc. and Pure Strategy (the "Sabre Study"), based on unit sales, vinyl siding accounted for approximately 47% of the exterior siding market in 1996 versus approximately 17% in 1985. Since the early 1980's, vinyl siding has become the preferred siding product for professional home remodeling contractors and their customers, and commanded approximately 62% of the home remodeling marketplace for siding in 1996. More recently, vinyl siding has achieved increased acceptance in the new construction market, as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. The Company believes that vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

         Vinyl windows require less maintenance, are more durable than either wood or aluminum windows and provide greater energy efficiency than aluminum windows. According to the Sabre Study, based on unit sales, approximately 45% of all residential windows sold in 1996 were vinyl windows versus approximately 27% in 1991. Since the early 1990's, vinyl windows have become the preferred window product for professional home remodeling contractors and their customers, and commanded approximately 75% of the home remodeling marketplace for windows in 1996. More recently, vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl's favorable attributes, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. The

Company believes that vinyl windows will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

         According to the Sabre Study, total sales of vinyl siding and vinyl windows are each projected to increase approximately 7% annually between 1996 and 2000 and the new construction market for each of these vinyl products is expected to grow at a rate of approximately 10% per year from 1996 to 2000.

ALSIDE

         Products. Alside's principal product offerings are vinyl siding and vinyl windows, which together accounted for approximately 68% of Alside's 1997 net sales. Alside also manufactures a variety of other products including vinyl fencing, vinyl decking, vinyl garage doors and semi-custom cabinets.

         The vinyl siding market consists of four segments: builder, economy, standard and premium. Vinyl siding quality is determined by its rigidity, resistance to fading, thickness and ease of installation as well as other factors. Historically, Alside targeted its products primarily to the standard segment. More recently, the Company has broadened its product lines to increase its penetration of the premium and economy segments. For example, in late 1995, Alside introduced its patented Charter Oak siding which enabled Alside to significantly penetrate the premium segment of the vinyl siding market. In 1997, Alside introduced its Conquest siding product which has enabled Alside to achieve additional market penetration in the economy segment of the siding industry. While the Company currently does not manufacture a siding product specifically designed for the builder segment of the market, it does market its Conquest and Alpha products to the new construction market. In addition, the Company intends to produce a product specifically targeted for this market following the construction of its new vinyl siding manufacturing facility. In addition to the new products described above, Alside has increased the number of colors and profiles offered within its existing siding products and continues to increase and improve upon the breadth of its vinyl siding product line. Alside offers limited warranties ranging from 50-year warranties to lifetime warranties with its siding products.

         Alside divides its window products into the economy, standard and premium categories. Product quality within the vinyl window industry is determined by a number of competitive features including method of construction and materials used. Rather than manufacturing standard size windows, Alside custom manufactures virtually all of its windows to fit existing window openings. Custom fabrication provides Alside's customers with a product that is less expensive to install and more attractive after installation. All of Alside's window products are accompanied by a limited lifetime warranty.

         A summary of Alside's siding and window product offerings is presented in the table below according to the Company's product line classification and includes the new CenterLock product which the Company intends to introduce in the first quarter of 1998.


PRODUCT LINE                SIDING PRODUCTS             WINDOW PRODUCTS
------------                ---------------             ---------------
Premium                     Charter Oak                 UltraMaxx
                            Greenbriar                  Omni
                            Highland Cedar
                            Williamsport
Standard                    Odyssey                     Geneva
                            CenterLock                  Excalibur
Economy                     Conquest                    Performance Series --
                            Alpha                         New Construction
                                                        Centurion

         In addition to its siding and window product lines, Alside also manufactures semi-custom cabinets for the kitchen and bath under the brand name UltraCraft. Alside's sales of cabinets accounted for approximately 5% of its net sales in 1997. Unit sales of UltraCraft cabinets have increased 33.7% in 1997 as compared to 1996 due to the Company's efforts to expand and improve its dealer customer base. In 1993, Alside introduced vinyl fencing as a product line under the brand name UltraGuard, currently a leading brand of both agricultural and residential vinyl fencing. Although sales of UltraGuard fencing accounted for less than 5% of Alside's net sales in 1997, unit sales of UltraGuard have increased at an annual rate of over 35% since its introduction. Alside introduced a raised panel vinyl garage door in 1997 under the brand name Premium Garage Doors. Alside primarily markets its cabinets, fencing and garage doors through independent dealers and not through its Supply Centers.

         To complete its line of siding products, Alside also distributes metal siding and related building products manufactured by other companies. Metal siding products accounted for approximately 19% of Alside's 1993 sales. In 1997, approximately 6% of Alside's sales were derived from metal siding and related building products. The Company expects the sale of metal siding products to continue to decline as these products are displaced by vinyl products. Alside also selectively distributes a variety of complementary building products manufactured by others, including wood windows, roofing materials, insulation, cabinets and installation equipment.

         Marketing and Distribution. Traditionally, most vinyl siding has been sold to the home remodeling marketplace through independent distributors. The Company believes that Alside is one of only two major vinyl siding manufacturers that market their products primarily through company-owned distribution centers. Alside has a nationwide distribution network of 66 Alside Supply Centers which market Alside manufactured products and other complementary building products to more than 30,000 professional home improvement and new construction contractors. The Company believes that Alside Supply Centers provide "one-stop shopping" to meet the specialized needs of its contractor-customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl windows as well as products manufactured by others, including metal siding, wood windows, roofing materials, insulation, cabinets and installation equipment. In 1997, approximately 78% of Alside's sales were made through its Supply Centers. In addition to sales and promotional support, contractors look to their local Alside Supply Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers.

         Alside believes that distributing products through its Supply Centers provides the Company with certain competitive advantages such as (i) long-standing customer relationships, (ii) the ability to implement targeted marketing programs and (iii) a permanent presence in local markets. Many of Alside's contractor-customers have established, long-standing relationships with their local Supply Center based upon individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. Alside supports its contractor-customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer's price, color and quality requirements. Alside's daily contact with its contractor-customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which Alside competes. This direct presence in the marketplace permits Alside to obtain current local market information, providing Alside with the ability to act promptly to adapt its product offerings on a location-by-location basis.

         Many of Alside's contractor-customers install both vinyl siding and vinyl windows. Because Alside manufactures and distributes both vinyl windows and vinyl siding, its contractor-customers can acquire both products from a single source, which the Company believes provides Alside with a competitive advantage in marketing these products to its target customer base. Furthermore, Alside has the ability to achieve economies of scale in sales and marketing by developing integrated programs on either a national or local basis for its vinyl siding and vinyl window products.

         Each of Alside's 66 Supply Centers is evaluated as a separate profit center, and compensation of Supply Center personnel is based in part on the Supply Center's operating results. Decisions to open new Supply Centers, and to close or relocate existing Supply Centers, are based on Alside's continuing assessment of market conditions and individual location profitability. Alside added two Supply Centers to its distribution network in 1996. No additional Supply Centers were added in 1997. The Company presently expects to open up to four new Supply Centers in 1998.

         Through certain of its Supply Centers, Alside's Builder Service Division provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its Supply Centers.

         Alside also sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. Such sales accounted for approximately 22% of Alside's net sales in 1997. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. Alside carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume and lower margin business. No single customer accounted for 5% or more of Alside's 1997 sales. Alside increased its network of independent distributors in 1997 and intends to seek to further increase its network of independent distributors in 1998 in strategic areas to improve its penetration into certain markets.

         Manufacturing. Alside currently manufactures all of its vinyl siding at its Ennis, Texas plant, which the Company believes is a low-cost manufacturing facility. In 1998, the Company intends to expand its production capacity at this plant. In order to meet its current sales expectations for Alside's siding products, the Company intends to begin construction of a new vinyl manufacturing facility in 1998. The new facility, which is expected to become operational in 1999, would initially increase Alside's vinyl siding production capacity by approximately 25%. With a moderate investment in additional production equipment, the Company expects that Alside's total vinyl siding production capacity will be increased by approximately 50% from its 1998 capacity. Alside also operates a vinyl extrusion facility in West Salem, Ohio to produce vinyl window extrusions as well as vinyl fence and garage door panels. Alside operates three window fabrication plants which each use vinyl extrusions manufactured by Alside for the majority of their production requirements, produce their own glass inserts and utilize high speed welding and cleaning equipment for their welded window products. By producing its own vinyl extrusions and glass inserts, Alside believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers.

         Alside's vinyl extrusion plants generally operate on a three shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs. Alside's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs.

         Raw Materials. The principal raw materials used by Alside are vinyl resins, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. The price of vinyl resin has been, and may continue to be, volatile. Alside has contracts with two suppliers to purchase substantially all of its vinyl resin requirements and believes that its requirements could also be met by other suppliers. Prior to 1997, Alside generally had been able to pass through price increases in raw materials to its customers. During 1996, the average price of vinyl resin was lower than 1995 levels. In 1997, the price of vinyl resin increased during the first six months and then declined. Alside did not generally pass on any additional costs or savings resulting from the fluctuations in resin prices in 1996 and 1997.

         Competition. Except for Owens Corning, no company within the residential siding industry competes with Alside on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of metal and vinyl siding products, including Aluminum Company of America, CertainTeed Corporation, Jannock Limited, Nortek, Inc. and Royal Group Technologies Limited, some of whom are larger in size and have greater financial resources than the Company. Alside competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of such products. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the market trend towards sales of welded vinyl windows, which Alside began manufacturing in 1992 and which require expensive, more sophisticated production equipment, will result in further consolidation of the window fabrication industry. Alside and its competitors generally compete on price, product performance, and sales and service support to professional contractors. Competition varies by region. Alside also faces competition from alternative materials: wood and aluminum in the window markets, and wood, masonry and metal in the siding market. However, the Company believes Alside's products are competitive, and in most sectors are gaining share at the expense of alternative materials due to vinyl's superior qualities, including its lower material cost, durability and low maintenance requirements.

AMERCABLE

         AmerCable manufactures and markets a variety of jacketed electrical cable utilized in underground and surface mining, shipboard, marine, offshore drilling, transportation and a variety of other specialized industrial applications. AmerCable principally manufactures specialty cable designed to meet industry technical standards and end-users' specifications. AmerCable markets its cable principally to independent distributors who resell to the end user, except for those products that are distributed through its Offshore/Marine Cable Specialist division. AmerCable's electrical cable plant operates on a five-day, 24-hour basis. AmerCable accounted for approximately 13% of the Company's net sales in 1997.

         AmerCable modified its business strategy in the second quarter of 1996 to focus on a core group of cable products which enabled AmerCable to take advantage of manufacturing efficiencies as well as marketing and distribution capabilities. Concurrently with this shift in its business strategy, AmerCable reduced its workforce by approximately 15% to eliminate certain non-value added processes and to focus its efforts on its core products. As a result of this strategy, AmerCable has experienced lower costs, improved manufacturing efficiencies and on-time delivery rates, and substantially improved productivity in 1997. For 1997, as compared to 1996, AmerCable's sales increased 28.4% due to increased sales volume and prices.

         AmerCable manufactures and sells three types of cable products: mining cables; marine, shipboard and transportation cables; and industrial cables which accounted for 44%, 36% and 20% of its 1997 sales, respectively. AmerCable's marine, shipboard and transportation cable products meet required industry specifications for low smoke and low/non halogen characteristics. AmerCable completes its line of cable products with industrial and utility cable products, including diesel locomotive cable, portable power cable, jumper cable and flexible robotic power distribution cable.

         The principal raw material used by AmerCable is copper strand, which is available from a number of suppliers. Historically, copper strand has been subject to rapid price movements. AmerCable generally prices its cable products based upon market prices for copper at time of shipment. As a result, sudden decreases in copper prices can result in inventory being in excess of its net realizable value. During 1996, AmerCable recorded a charge of $500,000 to write copper inventory down to its net realizable value due to a sudden decrease in copper prices. In certain instances, AmerCable may guarantee a fixed copper price for its products where there is a significant time lag between the purchase order and shipment.
In these cases, AmerCable generally attempts to hedge its position on copper.

         AmerCable competes with numerous large and small manufacturers, including BICC Cables Corporation, Rockbestos Suprenant Cable Corp., BIW Cable System, Inc., General Cable Corporation, and Essex Group Inc. Many of its competitors have substantially greater resources than the Company. AmerCable generally does not compete in the more commodity-oriented wire and cable markets, such as residential building wire and computer network cable.

AMERCORD

         Amercord, the Company's 50%-owned affiliate, principally manufactures and markets steel cord and bead wire to the tire manufacturing industry. Tire cord is comprised of fine strands of steel wire used to reinforce the tread area in radial tires. Tire bead wire is used in the manufacturing of all tires to hold the tire to the rim. Amercord is jointly owned by the Company and Ivaco, Inc. ("Ivaco"), a Canadian steel and wire producer. Pursuant to an agreement with Ivaco, the Company provides management services relating to the day-to-day operations of Amercord for an annual fee of $200,000, principally for financial management services. Since its inception as a separate enterprise in 1986, Amercord has satisfied its working capital and capital expenditure requirements from internally generated funds and existing credit facilities. Due to such requirements, no dividends have been paid to the Company or Ivaco and no further cash contributions have been made to Amercord by the Company or Ivaco. The Company believes Amercord's internally generated cash flow and credit facilities will provide sufficient capital to fund its currently planned capital expenditures.

         Amercord believes it is one of eight domestic tire cord manufacturers and one of six domestic tire bead manufacturers. Tire cord competitors include larger companies such as Bekaert Corporation (U.S.A.) ("Bekaert") and American Tokyo Rope, Inc., each of which have greater capital resources than Amercord. Three of the world's largest tire manufacturers, The Goodyear Tire & Rubber Company ("Goodyear"), Bridgestone/Firestone, Inc. and Michelin North America ("Michelin"), also produce a significant portion of their steel tire cord requirements. Tire bead competitors include Bekaert and National-Standard Company. Amercord is one of only two tire reinforcement suppliers that manufacture both tire cord and tire bead. Amercord believes that this capability improves its competitive position.

         Amercord has a small customer base. During 1997, three customers, Michelin, Cooper Tire and Rubber Company ("Cooper") and Dunlop Tire Corporation, each purchased in excess of 10%, and collectively purchased an aggregate of 81%, of Amercord's tire cord output. During 1997, three customers, Michelin, Cooper and Bridgestone/Firestone, Inc., each purchased in excess of 10%, and collectively purchased an aggregate of 68%, of Amercord's tire bead wire output. As a result of the relatively small number of customers, the loss of one or more major customers could have a material adverse effect on Amercord's business. Additionally, further consolidation in the tire industry could require Amercord to become more closely aligned with fewer tire manufacturers.

MANAGEMENT INFORMATION SYSTEMS

         The Company uses a variety of hardware and software technologies in its operations. Alside utilizes mainframe computer systems to operate its accounting and certain manufacturing systems. Each Alside Supply Center has its own IBM AS400 computer which processes inventory, receivables and other financial data, which data is transmitted to Alside's headquarters on a daily basis. AmerCable installed a new financial and manufacturing information system in 1996 which runs on a PC platform. The Company has completed its assessment of the effect of Year 2000 on its management information systems and is currently Year 2000 compliant with respect to substantially all of its systems. The Company does not expect any material future expenditures will be required in order to become Year 2000 compliant.

EMPLOYEES

         Alside's employment needs vary seasonally with sales and production levels. As of December 31, 1997, Alside had approximately 1,500 full-time employees, including approximately 560 hourly workers. The West Salem, Ohio plant is Alside's only unionized manufacturing facility, employing approximately 100 covered workers as of December 31, 1997. Additionally, approximately 35 hourly workers in certain Supply Center locations are covered by collective bargaining agreements. The Company considers Alside's labor relations to be good.

         Alside operates vinyl window manufacturing plants in Cedar Rapids, Iowa; Kinston, North Carolina; and Akron, Ohio with leased employees. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production loads and with competitive advantages in obtaining principally unskilled labor personnel. The aggregate number of leased employees in the window plants ranges from approximately 400 to 600 people, based on seasonal production requirements.

         As of December 31, 1997, AmerCable employed 170 people, including 95 hourly workers, none of whom are covered by collective bargaining agreements. AmerCable maintains good relations with its employees.

TRADEMARKS AND PATENTS

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

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to numerous federal and state statutes and regulations relating to, among other things, air and water quality, the discharge of materials into the environment and safety and health issues. The Company does not expect compliance with such provisions to have a material impact on the Company's earnings or competitive position in the foreseeable future. Additionally, no significant capital expenditures are presently anticipated related to compliance with such provisions.

         The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small container storage area, the use of such facilities was terminated prior to the acquisition of the Alside assets by the Company from USX Corporation ("USX") in 1984. The effects of the past practices at this facility are continuing to be investigated pursuant to the terms of the consent order. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at such facilities under the relevant contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at such facilities, and the Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at such facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.

ITEM 2.        PROPERTIES

         The Company's manufacturing operations include both owned and leased facilities as described below:

        LOCATION                                  PRINCIPAL USE                           SQUARE FEET
        --------                                  -------------                           -----------
ALSIDE
  Akron, Ohio                            Alside Headquarters                                  70,000
                                         Vinyl Fencing, Vinyl Garage Doors and               577,000
                                         Vinyl Windows
  Ennis, Texas                           Vinyl Siding Products                               256,000
  West Salem, Ohio                       Vinyl Window Extrusions, Fencing                    173,000
                                         and Garage Door Panels
  Liberty, North Carolina                Cabinets                                            154,000
  Kinston, North Carolina                Vinyl Windows                                       236,000(1)
  Cedar Rapids, Iowa                     Vinyl Windows                                       128,000(1)
AMERCABLE
  El Dorado, Arkansas                    AmerCable Headquarters and                          317,000
                                         Electrical Cable

--------------------

(1)   Leased facilities.

         Management believes that the Company's manufacturing plants are generally in good operating condition and are adequate to meet anticipated requirements in the near future. The Company is currently planning to significantly increase its vinyl production capacity by constructing a new vinyl manufacturing facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business --Alside -- Manufacturing."

         Alside also operates 66 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its Supply Centers for terms generally ranging from five to seven years with renewal options. The Supply Centers range in size from 6,000 square feet to 55,000 square feet depending on their sales volume and the breadth and type of products offered at each location.

         The leases for Alside's window plants extend through 2000 for the Cedar Rapids location, and 2003 for the Kinston location. Each lease is renewable at the Company's option for an additional five-year period. The Company's corporate headquarters occupy approximately 3,500 square feet of leased office space in Dallas, Texas. Under the Company's existing credit agreement with KeyBank, N.A. (the "Credit Agreement"), the bank lender holds a security interest in the Company's contract rights, including real property leases.


ITEM 3.        LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company's existing insurance coverage, is expected to have a material adverse effect on the Company.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         There is no established public trading market for the Company's outstanding equity securities.

         At January 15, 1998, the Company had 27 record holders of Common Stock. The Prudential Insurance Company of America ("Prudential"), is the record holder of all of the outstanding Class B Common Stock, par value $.0025 per share ("Class B Common Stock"), which shares of Class B Common Stock are convertible, at the holder's option, into shares of Common Stock on a basis of one share of Common Stock for each share of Class B Common Stock. In this report, the Company's Common Stock and Class B Common Stock are referred to collectively as "common shares."

         The Company paid its first cash dividend of $.05 per common share in March 1997. On January 28, 1998, the Board of Directors of the Company announced a cash dividend of $.075 per common share ($569,513 in the aggregate), payable to stockholders of record on February 2, 1998. The Company presently intends to pay an annual cash dividend. However, the Company's future dividend policy will depend upon the Company's capital requirements, results of operations, financial condition and such other factors as the Company's Board of Directors deems relevant. Further, the payment of cash dividends is restricted by covenants in the Credit Agreement and the Existing Indenture, and will be restricted under the terms of the New Indenture.

ITEM 6.        SELECTED FINANCIAL DATA

         The selected financial information set forth below for the five-year period ended December 31, 1997 was derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                               1993          1994            1995           1996         1997
                                                            ---------      ---------      ---------      ---------    ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales ...........................................     $ 312,972      $ 352,606      $ 350,029      $ 356,471     $ 397,690
  Cost of sales .......................................       230,408        258,669        264,080        255,579       283,514
                                                            ---------      ---------      ---------      ---------     ---------
  Gross profit ........................................        82,564         93,937         85,949        100,892       114,176
  Selling, general and administrative expenses ........        63,670         70,482         73,207         77,740        81,142
                                                            ---------      ---------      ---------      ---------     ---------
  Income from operations ..............................        18,894         23,455         12,742         23,152        33,034
  Interest expense ....................................         7,581         10,580         11,474         10,882         9,795
  Equity in earnings (loss)  of Amercord(1) ...........         1,039            100            537          1,724          (626)
                                                            ---------      ---------      ---------      ---------     ---------
  Income before income tax expense ....................        12,352         12,975          1,805         13,994        22,613
  Income tax expense ..................................         4,666          5,101            545          5,172         9,524
                                                            ---------      ---------      ---------      ---------     ---------
  Income before extraordinary item ....................         7,686          7,874          1,260          8,822        13,089
  Extraordinary item (2) ..............................         1,876           --             --             --            --
                                                            ---------      ---------      ---------      ---------     ---------
  Net income ..........................................         5,810          7,874          1,260          8,822        13,089
  Preferred dividends .................................           583           --             --             --            --
                                                            ---------      ---------      ---------      ---------     ---------
  Income applicable to common stock ...................     $   5,227      $   7,874      $   1,260      $   8,822     $  13,089
                                                            =========      =========      =========      =========     =========

SHARE DATA:
 Basic earnings per common share ......................     $    0.84      $    1.05      $    0.17      $    1.16     $    1.72
 Diluted earnings per common share(3) .................          0.42           1.01           0.16           1.14          1.69
 Weighted average number of diluted shares ............        12,352          7,789          7,695          7,746         7,756
 Dividends per share ..................................          --             --             --             --       $    0.05

OTHER DATA:
  EBITDA (4) ..........................................     $  23,779      $  27,959      $  18,082      $  29,025     $  39,555
  Capital expenditures ................................         5,489          9,323          7,683          8,110         8,758
  Cash provided by (used in) operating activities .....         3,982         (3,248)         5,328         15,055        22,496
  Cash used in investing activities ...................        (4,663)        (9,206)        (7,203)        (8,087)       (7,941)
  Cash provided by (used in) financing activities .....         1,801         11,648          2,452         (6,863)      (15,004)
  Ratio of EBITDA to interest expense .................         3.14x          2.64x          1.58x          2.67x         4.04x
  Ratio of earnings to fixed charges ..................         2.16x          1.92x          1.12x          1.93x         2.60x




                                                                                    DECEMBER 31,
                                                          ------------------------------------------------------------
                                                            1993          1994        1995         1996         1997
                                                          --------     --------     ----------   --------     --------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital .....................................     $ 51,417     $ 51,336     $ 46,551     $ 51,821     $ 61,191
Total assets ........................................      149,881      169,414      172,053      177,709      178,504
Short-term debt, including  current maturities ......        2,321       15,719       19,921       14,808        2,314
Long-term debt, less current maturities .............       85,600       83,850       82,100       80,350       78,600
Stockholders' equity ................................       14,114       22,046       23,306       32,246       44,734

---------------------

(1) In 1996, the Company's equity in the earnings of Amercord was effected by a change in accounting principle, a settlement of a royalty dispute and an asset impairment writedown, the net amount of which was approximately $800,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Financial Statements.
(2) The extraordinary item represents, net of tax, the loss recognized on the prepayment premium paid on the retirement of the Company's 15% Senior Secured Notes in August 1993.

                                     (footnotes continued on the following page)

(3) In accordance with the Commission Staff Accounting Bulletin, Topic 4D, common shares issued during the 12-month period prior to the initial filing of the Company's registration statement relating to the Stock Offering at prices below the assumed public offering price have been included in the calculation as if such shares were outstanding for all periods presented.
(4) EBITDA is calculated as income from operations plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt. EBITDA should not be considered by an investor as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA as presented above for the Company may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         General. The Company consists of two operating divisions, Alside and AmerCable. In addition, Amercord, a 50%-owned affiliate, is accounted for using the equity method. The Company's results of operations are primarily affected by the operating results of Alside, which accounted for more than 85% of the Company's net sales in each of the last three years. Because its residential building products are consumer durable goods, Alside's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. Alside's sales are also affected by changes in consumer preferences with respect to types of building products. Alside's products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. For each of the three years in the period ended December 31, 1997, Alside believes that its sales were made primarily to the repair and remodeling sector.

         The Company believes that vinyl building products will continue to gain market share from metal and wood products due to vinyl's favorable attributes, which include its durability, lower maintenance cost and lower cost compared to wood and metal. Although no assurances can be given, the Company further believes that these increases in market share, together with Alside's increased marketing efforts, will increase Alside's sales of vinyl siding, vinyl windows and other complementary building products.

         The principal raw material used in Alside's products is vinyl resin which in the past has fluctuated significantly in price. These fluctuations can impact Alside's profitability. In general, short-term fluctuations in vinyl resin prices do not affect the selling prices of the Company's vinyl window products. Prior to 1997, the prices of the Company's vinyl siding products have generally increased or decreased with the price of vinyl resin. During 1996 the average price of vinyl resin was lower than 1995 levels. In 1997, the price of vinyl resin increased during the first six months and then declined. Alside did not generally pass on any additional costs or savings resulting from the fluctuations in resin prices in 1996 and 1997.

         The Company operates with substantial operating and financial leverage. Significant portions of Alside's selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. As a result, a percentage change in Alside's net sales will have a greater percentage effect on Alside's income from operations. In addition, interest expense related to the Company's long-term debt is relatively fixed.

         AmerCable. AmerCable modified its business strategy in the second quarter of 1996 to focus on a core group of cable products that AmerCable believed better utilized its manufacturing efficiencies and marketing and distribution capabilities. Concurrently with this shift in its business strategy, AmerCable reduced its workforce by approximately 15% to eliminate certain non-value added processes and to focus its efforts on its core products. As a result of this strategy, AmerCable has lowered its costs and improved manufacturing efficiencies and on-time delivery rates, thereby substantially improving its profitability.

         Amercord. The Company presently expects Amercord's average selling prices to decline further during 1998. Although Amercord continues to develop programs to reduce its cost structure and improve its manufacturing efficiencies, the Company does not currently expect Amercord to earn a profit in 1998. Since its inception as a separate enterprise in 1986, Amercord has satisfied its working capital and capital expenditure requirements from internally generated funds and independent credit facilities that are not guaranteed by the Company and Amercord has neither received capital from the Company nor made any distributions to the Company. The Company presently believes that Amercord's internally generated cash flow and credit facilities will provide sufficient capital to fund its operations and currently planned capital expenditures and as a result, the Company does not presently anticipate a need to make additional capital contributions to Amercord.

         Segment Data. Alside accounted for more than 85% of the Company's net sales and income from operations in each of the three years in the period ended December 31, 1997. In 1997, Alside accounted for approximately 85% of the Company's income from operations exclusive of corporate selling, general and administrative expenses. Management believes that a discussion of the Company's results and financial position for these periods is enhanced by presenting segment information for Alside and AmerCable. The tables below set forth for the periods indicated certain items from the Company's financial statements:




                                                                             YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------------
                                                           1995                      1996                          1997
                                                --------------------------  ------------------------   --------------------------
                                                                  % OF                       % OF                       % OF
                                                                TOTAL NET                  TOTAL NET                   TOTAL NET
                                                  AMOUNT          SALES       AMOUNT         SALES       AMOUNT          SALES
                                                ---------       ---------   ---------      ---------   ---------       ---------
                                                                              ( IN THOUSANDS)
CONSOLIDATED:
  Net sales - Alside .......................    $ 300,561          85.9%    $ 314,645         88.3%    $ 344,000         86.5%
  Net sales - AmerCable ....................       49,468          14.1        41,826         11.7        53,690         13.5
                                                ---------         -----     ---------        -----     ---------        -----
    Total net sales ........................      350,029         100.0       356,471        100.0       397,690        100.0
  Gross profit .............................       85,949          24.5       100,892         28.3       114,176         28.7
  Selling, general and
    administrative expenses(1) .............       73,207          20.9        77,740         21.8        81,142         20.4
                                                ---------         -----     ---------        -----     ---------        -----
  Income from  operations ..................       12,742           3.6        23,152          6.5        33,034          8.3
  Interest expense .........................       11,474           3.3        10,882          3.1         9,795          2.5
  Equity in earnings (loss) of Amercord ....          537           0.2         1,724          0.5          (626)        (0.1)
                                                ---------         -----     ---------        -----     ---------        -----
  Income before income tax expense .........        1,805           0.5        13,994          3.9        22,613          5.7
  Income tax expense .......................          545           0.1         5,172          1.4         9,524          2.4
                                                ---------         -----     ---------        -----     ---------        -----
    Net income .............................    $   1,260           0.4%    $   8,822          2.5%    $  13,089          3.3%
                                                =========         =====     =========        =====     =========        =====

ALSIDE:
  Net sales ................................    $ 300,561         100.0%    $ 314,645        100.0%    $ 344,000        100.0%
  Gross profit .............................       85,628          28.5        98,636         31.3       104,716         30.4
  Selling, general and
    administrative expenses ................       69,078          23.0        72,264         23.0        74,301         21.6
  Income from  operations ..................       16,550           5.5        26,372          8.3        30,415          8.8

AMERCABLE:
  Net sales ................................    $  49,468         100.0%    $  41,826        100.0%    $  53,690        100.0%
  Gross profit .............................          321           0.6         2,256          5.4         9,460         17.6
  Selling, general and
    administrative expenses ................        1,997           4.0         3,223          7.7         4,374          8.1
  Income (loss) from  operations ...........       (1,676)         (3.4)         (967)        (2.3)        5,086          9.5

-----------------------

(1) Consolidated selling, general and administrative expenses include corporate expenses of $2.1 million, $2.3 million and $2.5 million for the years 1995, 1996 and 1997, respectively.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 compared to the Year Ended December 31, 1996.

         General. The Company's net sales increased $41.2 million or 11.6% in 1997 as compared to 1996 due to an increase in sales volume at its Alside and AmerCable divisions. Income from operations increased $9.9 million or 42.7% in 1997 as compared to 1996 due to increased sales volume at Alside and AmerCable as well as manufacturing efficiency improvements at AmerCable. The Company's net income increased $4.3 million or 48.4% in 1997 as compared to 1996 due to increased operating income at its divisions which was partially offset by a loss from its Amercord affiliate.

         Alside. Alside's net sales increased $29.4 million or 9.3% in 1997 as compared to 1996 due to increased unit sales in virtually all product lines except metal siding. Unit sales of vinyl siding and vinyl windows increased 11.2% and 16.0%, respectively, in 1997 as compared to 1996. Alside's 1997 sales were also favorably impacted by increased unit sales volume of cabinets and vinyl fence of 33.7% and 40.4%, respectively, as compared to 1996. In addition, the average unit selling price of vinyl siding increased in 1997 due to Alside's increased sales of premium siding products. The increase in Alside's sales was partially offset by a decrease in metal siding sales as consumer preference continued to shift away from metal siding. Gross profit as a percentage of sales decreased to 30.4% in 1997 as compared to 31.3% in 1996 principally due to increases in raw materials costs, primarily vinyl resin. Selling, general and administrative expense decreased as a percentage of net sales to 21.6% in 1997 from 23.0% in 1996. Selling, general and administrative expenses increased by 2.8% or $2.0 million to $74.3 million in 1997 due primarily to increased advertising expenditures and higher employee compensation. Income from operations increased 15.3% or $4.0 million in 1997 as compared to 1996 due to increased sales volume which was partially offset by increased raw material costs.

         AmerCable. AmerCable's net sales increased $11.9 million or 28.4% in 1997 as compared to 1996 due to increased sales volume across all product lines. Gross profit as a percentage of net sales increased to 17.6% in 1997 from 5.4% in 1996 due to a 35% improvement in manufacturing efficiency (defined by the Company as production volume per labor hour). The increases in sales and gross profit were due primarily to AmerCable's implementation of its new business strategy in May 1996 to focus on the production of core products which better utilize its manufacturing and distribution capabilities. Selling, general and administrative expenses increased to $4.4 million in 1997 from $3.2 million in 1996 due to higher incentive compensation. Income from operations increased to $5.1 million in 1997 as compared to a loss from operations of $967,000 in 1996. The increase was due to improved manufacturing efficiencies and increased sales volume.

         Amercord. The Company recorded a loss of $626,000 reflecting its share of the after-tax loss of Amercord for the year ended 1997 as compared to income of $1.7 million for the same period in 1996. The Company's equity in Amercord's after-tax income for the year ended 1996 was approximately $900,000 exclusive of the cumulative change in accounting principle, a royalty settlement and an equipment writedown. Amercord's net sales decreased 14.5% to $74.9 million in 1997 compared to 1996 due primarily to a decrease in sales volume and a decrease in the average unit sales price of its products. Gross profit decreased to $1.9 million in 1997 from $7.6 million in 1996 due primarily to lower sales prices and decreased manufacturing efficiencies. Selling, general and administrative expenses decreased 9.9% to $2.4 million in 1997 from $2.7 million in 1996.

         Other. Net interest expense decreased $1.1 million or 10.0% in 1997 as compared to 1996 primarily due to a decrease in the average borrowings under the Credit Agreement, as well as interest income of $280,000 related to a $1.4 million income tax refund.

         Year Ended December 31, 1996 compared to the Year Ended December 31, 1995.

         General. The Company's net sales increased $6.4 million or 1.8% in 1996, compared with 1995, due to higher Alside sales volume which was partially offset by lower AmerCable sales volume. The Company's income from operations increased $10.4 million or 81.7% in 1996 as compared to 1995 due primarily to higher sales volume and lower raw material costs at its Alside division. The Company's net income increased $7.6 million to $8.8 million for the year ended December 31, 1996 as compared to 1995 due primarily to higher income from operations at its Alside division as well as improvements at both AmerCable and Amercord.

         Alside. Alside's net sales increased $14.1 million or 4.7% in 1996 compared with 1995 due to increased sales volume of vinyl siding, vinyl windows, vinyl fencing and complementary building products distributed through its Supply

Centers. Unit sales of vinyl siding and vinyl windows increased by 8.9% and 5.2%, respectively, in 1996 as compared to 1995. The increase in vinyl product sales was partially offset by a decrease in sales of metal siding as consumer preference continued to shift from metal to vinyl products. Gross profit as a percentage of net sales increased to 31.3% in the 1996 period from 28.5% in the 1995 period as a result of lower material costs, primarily vinyl resin. Selling, general and administrative expense remained constant as a percentage of net sales at 23.0% for 1996 and 1995. Increased advertising costs, higher lease expenses associated with both new and expanded Supply Centers, and higher employee incentive compensation resulted in an increase in selling, general and administrative expenses to $72.3 million in 1996 from $69.1 million in 1995. The increase in selling, general and administrative expenses was partially offset by an overall decrease in salaries of $800,000 consisting of a $1.8 million decrease in Alside's headquarters salaries and a $1.0 million increase in Supply Center salaries for the period ended December 31, 1996. The decrease in Alside's headquarters salaries was primarily the result of Alside's reengineering program in which many of the business processes performed at Alside's Akron, Ohio headquarters either were eliminated or transferred to Supply Center personnel. The personnel reductions related to this program and the related expenditures were substantially completed in 1996. Alside's income from operations was $26.4 million for the period ended December 31, 1996 compared to $16.6 million for the same period in 1995. The increase in income from operations of $9.8 million or 59.3% was due primarily to higher sales volume and a decrease in vinyl resin costs.

         AmerCable. AmerCable's net sales decreased $7.6 million or 15.4% in 1996 as compared to 1995 due to a decrease in sales volume and lower copper prices which were only partially offset by higher sales prices. The decrease in sales volume and the higher sales prices were due primarily to the implementation of AmerCable's modified business strategy which focuses on producing core products which better utilize its manufacturing efficiencies and marketing and distribution capabilities. Despite the decrease in sales volume resulting from the modified strategy, profit margins have increased across all product lines due to the focus on fewer products. AmerCable generally prices its products based upon the copper price at the time of shipment; therefore, decreased copper prices during 1996 accounted for approximately 25% of the decrease in sales. The marine, shipboard and transportation product line had the most significant volume decrease as AmerCable decreased its focus on transportation products having lower profit margins. Increased sales of higher margin marine products partially offset the decrease in sales volume. AmerCable's gross profit increased as a percentage of sales to 5.4% in 1996 as compared to 0.6% in 1995 due to improved manufacturing efficiencies, better material utilization and higher selling prices. Selling, general and administrative expenses increased to $3.2 million in 1996 from $2.0 million in 1995 due to the severance charges described below and the costs associated with the opening of a distribution center in Houston, Texas. AmerCable's loss from operations in 1996 was $967,000 compared to a loss of $1.7 million in 1995 due to decreased sales volume being offset by higher sales prices, lower copper prices and improved manufacturing efficiencies. During the first half of 1996, AmerCable recorded charges of $500,000 to write down copper inventory to its net realizable value and $275,000 for severance charges related to a 15% workforce reduction as part of a business reorganization. These severance charges were paid in 1996. Net of these charges, AmerCable's loss from operations for the year ended 1996 was $192,000.
AmerCable recorded income from operations of $931,000 for the second half of 1996.

         Amercord. The Company recorded $1.7 million in equity in the after-tax earnings of Amercord in 1996 compared to $537,000 during the same period in 1995. In 1996, Amercord recorded a $1.2 million gain to reflect the cumulative effect of an accounting change when it changed its accounting policy for maintenance parts. Amercord now capitalizes the cost of these parts upon purchase and expenses such parts when used in the production cycle. Amercord previously expensed the maintenance parts upon purchase. Amercord recorded a pre-tax gain of $3.1 million in connection with the settlement of disputed royalty payments for the years 1990-1995 and recorded a $2.7 million loss for a write down of certain production equipment pursuant to Statement of Financial Accounting Standards No. 121. The Company's equity in the earnings of Amercord, exclusive of the items described above, was approximately $900,000. Amercord's net sales increased 8.4% to $87.5 million in 1996 from $80.8 million in 1995 primarily due to a 9.9% and a 7.6% increase in tire bead and tire cord volume, respectively. Gross profit increased $1.7 million or 29.0% in 1996 compared with the same period in 1995 due to higher sales and lower unit production costs experienced in 1996. Selling, general and administrative expenses as a percentage of net sales remained constant at 3% for 1996 and 1995.

         Other. The Company's net interest expense decreased $592,000 or 5.2% in 1996 compared with the same period in 1995 primarily due to a decrease in the average borrowings under the Credit Agreement.

QUARTERLY FINANCIAL DATA

         General. Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year. As a result, the Company has historically had losses in the first quarter and reduced profits in the fourth quarter of each calendar year due to the significant impact of Alside on the Company's performance.

         Quarterly sales and operating profit data for the Company in 1996 and 1997 are shown in the table below:


                                                                      THREE MONTHS ENDED
                                                  ---------------------------------------------------------
                                                   MARCH 31      JUNE 30    SEPTEMBER 30       DECEMBER 31
                                                  ----------    ---------    ------------    --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
  Net sales - Alside ........................     $ 55,113      $ 85,403     $ 93,170         $ 80,959
  Net sales - AmerCable .....................       10,313        10,530        9,989           10,994
                                                  --------      --------     --------         --------
    Total net sales .........................       65,426        95,933      103,159           91,953
  Gross profit ..............................       14,555        28,680       31,963           25,694
  Income (loss) from operations .............       (3,222)        9,010       11,466            5,898
  Net income (loss) .........................       (3,473)        4,571        5,532            2,192
  Basic earnings (loss) per common share ....        (0.46)         0.60         0.73             0.29
  Diluted earnings (loss) per common share ..        (0.45)         0.59         0.71             0.28

1997
  Net sales - Alside ........................     $ 64,827      $ 94,165     $ 98,483         $ 86,525
  Net sales - AmerCable .....................       14,289        13,511       12,644           13,246
                                                  --------      --------     --------         --------
    Total net sales .........................       79,116       107,676      111,127           99,771
  Gross profit ..............................       20,015        32,982       32,616           28,563
  Income from operations ....................          713        12,155       11,099            9,067
  Net income (loss) .........................       (1,130)        5,693        4,544            3,982
  Basic earnings (loss) per common share ....        (0.15)         0.75         0.60             0.52
  Diluted earnings (loss) per common share ..        (0.15)         0.73         0.59             0.51

-----------------------

(1) In accordance with the Commission Staff Accounting Bulletin, Topic 4D, common shares issued during the 12-month period prior to the initial filing of the Company's registration statement relating to the Stock Offering at prices below the assumed public offering price have been included in the calculation as if such shares were outstanding for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $5.3 million, $15.1 million and $22.5 million in 1995, 1996 and 1997, respectively. The increased operating cash flows in 1997 were due primarily to a $4.3 million increase in net income due to improved operating performance at Alside and AmerCable, as well as lower working capital requirements in 1997 as compared to 1996. The increased operating cash flows in 1996 were primarily due to Alside's improved operating results.

         In April 1996, the Company amended and restated the Credit Agreement to increase the facility to permit borrowings of up to $50 million and to extend the term to May 31, 1999. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. The Credit Agreement is secured by substantially all of the Company's assets other than the Company's owned real property and its shares of Amercord. At December 31, 1997, $7.5 million of this facility had been used to issue a $5.5 million letter of credit securing the Company's taxable variable rate notes (the "Taxable Notes") as well as $2.0 million securing various insurance letters of credit. At December 31, 1997 the Company had an available borrowing capacity under the Credit Agreement of approximately $40.4 million.

         Capital expenditures totaled $7.7 million, $8.1 million and $8.8 million in 1995, 1996 and 1997, respectively. Expenditures in 1997 were primarily used to increase vinyl extrusion capacity for siding, windows and fencing as well as to increase and automate window fabrication capacity. Expenditures in 1996 were primarily used to increase Alside's capacity to produce welded vinyl windows, enhance the Company's window tooling design capability, continue automating its window assembly process, and increase vinyl window extrusion capacity. Significant expenditures made during 1995 include expenditures to further automate the window assembly process and to purchase equipment to be used for the production of vinyl fencing and vinyl garage doors. The Company has historically funded such capital expenditure requirements out of cash generated from operating activities and borrowings under its bank credit facility.

         The Company believes that historical capital expenditures represent a base level of spending needed to maintain its vinyl siding and vinyl window production equipment as well as provide for modest increases in plant productivity and operating capacity. Presently anticipated capital expenditures for 1998 of $25 million include funds for the construction of a new vinyl siding manufacturing facility to increase vinyl siding extrusion capacity, as well as expenditures to increase window welding capacity and window assembly capacity. The net proceeds of the Stock Offering will be used to partially fund capital expenditures in 1998. In the event the Company would decide not to proceed with the Stock Offering, the Company presently intends to seek to fund substantially all of its current 1998 capital expenditure plan with cash from operations, available borrowings under the Credit Agreement and, if necessary, alternative sources of financing.

         The Company has completed its assessment of the effect of Year 2000 on its management information systems and is currently Year 2000 compliant with respect to substantially all of its systems. The Company does not expect any material future expenditures will be required in order to become fully Year 2000 compliant.

         The Company believes that future cash flows from operations and its borrowing capacity under the Credit Agreement, together with the net proceeds from the Offerings, will be sufficient to satisfy debt service requirements, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. However, there can be no assurances that the cash so generated by the Company will be sufficient for such purposes.

         The Company currently has outstanding $75,000,000 of the Existing Notes. The Existing Notes are callable at the option of the Company beginning in August 1998 at 104.313% of the outstanding principal amount thereof, decreasing to 100% of the principal amount in August 2001. In connection with the Note Offering, the Company has commenced the Tender Offer to purchase all outstanding principal amount of the Existing Notes.

         In the Stock Offering, the Company and the Selling Stockholders are offering a total of 2,128,800 shares of Common Stock (plus up to an additional 319,320 shares, in the aggregate, pursuant to an overallotment option to be granted to the underwriters by the Company and certain of the Selling Stockholders). Of these shares, 700,000 shares of Common Stock (808,520 if the over-allotment option is exercised in full) are being offered by the Company and 1,428,800 shares of Common Stock (1,639,600 if the over-allotment option is exercised in full) are being offered by the Selling Stockholders. The Stock Offering is presently expected to generate net cash proceeds to the Company of approximately $10.6 million (assuming the Underwriters' over-allotment option is not exercised), assuming an initial public offering price of $17.00 per share. The actual net proceeds to the Company will vary depending on the initial public offering price of the Common Stock in the Stock Offering. The Company intends to use such net proceeds to fund, in part, the Company's 1998 capital expenditure plan, including the construction of a new vinyl siding manufacturing facility in order to expand the Company's production capacity. See "Business-Alside-Manufacturing." Pending such use, the Company intends to use the net proceeds from the Stock Offering to repay outstanding borrowings under the Credit Agreement. The balance of the net proceeds, if any, will be invested in short-term investment grade securities pending such use. The Company will not receive any of the proceeds from the sale of shares of Common Stock by the Selling Stockholders.

         Concurrently with the Stock Offering, the Company is publicly offering $75,000,000 aggregate principal amount of New Notes in the Note Offering. The Company is effecting the Note Offering at this time to lower the interest rate and to extend the term of its existing subordinated debt. The consummation of the Stock Offering and the consummation of the Note Offering are not conditioned upon each other. The New Notes will be issued pursuant to the New Indenture and will be general unsecured obligations of the Company, subordinate in right of payment to all existing and future senior indebtedness of the Company, including amounts borrowed under the Credit Agreement. The terms of the New Indenture are expected to be substantially similar to the terms of the Existing Indenture as currently in effect.

         In connection with the Note Offering, the Company has commenced the Tender Offer to purchase for cash all of the Existing Notes, of which $75,000,000 aggregate principal amount are currently outstanding. The Company is also soliciting consents from holders of Existing Notes to amend the Existing Indenture in order to eliminate substantially all of the restrictive covenants and certain other provisions contained in the Existing Indenture (the "Proposed Amendments"). Holders of Existing Notes who tender their Existing Notes in the Tender Offer will be required to consent to the Proposed

Amendments. Under the terms of the Existing Indenture, consents from the holders of a majority in principal amount of the Existing Notes will be required to approve the Proposed Amendments. The Company intends to fund the costs associated with the purchase of the Existing Notes pursuant to the Tender Offer (estimated at approximately $80.3 million) with the proceeds of the sale of the Notes and borrowings under the Credit Agreement. The Tender Offer is conditioned on the completion of the Note Offering and the receipt of the requisite consents to the Proposed Amendments.

         If the Company completes the Note Offering, the Company presently intends to redeem all Existing Notes that remain outstanding following the Tender Offer promptly after August 15, 1998, the first date on which the Existing Notes may be redeemed by the Company under the terms of the Existing Indenture. The applicable redemption price on such date is 104.313% of the outstanding principal amount of the Existing Notes.

EFFECTS OF INFLATION

         The Company believes that the effects of inflation on its operations have not been material during the past three years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price increments. Although Alside has historically been able to pass on price increases to its customers, Alside did not generally pass on any additional costs or savings resulting from the fluctuation in resin prices in 1996 and 1997. No assurances can be given that Alside will be able to pass on any price increases in the future.

FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information which are effective for financial statement periods beginning after December 15, 1997. The Company believes that these statements will have no effect on the Company's financial position, results of operations or cash flows.

CERTAIN FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        ASSOCIATED MATERIALS INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors................................................................................. 18
Balance Sheets at December 31, 1997 and 1996................................................................... 19
Statements of Operations for each of the three years in the period ended December 31, 1997..................... 20
Statements of Stockholders' Equity for each of the three years in the period ended December 31,  1997.......... 21
Statements of Cash Flows for each of the three years in the period ended December 31, 1997..................... 22
Notes to Financial Statements.................................................................................. 23

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Associated Materials Incorporated
Dallas, Texas

We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP

Dallas, Texas
January 29, 1998

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                                                                     1996            1997
                                                                                   -----------     ---------
Current assets:
   Cash ........................................................................     $   2,384     $   1,935
   Accounts receivable, net of allowance for doubtful accounts of $3,749
     and $4,423 at December 31, 1996 and 1997, respectively ....................        47,208        49,197
   Inventories .................................................................        58,357        56,621
   Income taxes receivable .....................................................           587           266
   Other current assets ........................................................         3,025         3,291
                                                                                     ---------     ---------
Total current assets ...........................................................       111,561       111,310
Property, plant and equipment, net .............................................        51,649        53,855
Investment in Amercord Inc. ....................................................        11,320        10,694
Other assets ...................................................................         3,179         2,645
                                                                                     ---------     ---------
Total assets ...................................................................     $ 177,709     $ 178,504
                                                                                     =========     =========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdrafts .............................................................     $   4,853     $   4,769
   Accounts payable ............................................................        17,114        17,174
   Accrued liabilities .........................................................        22,965        25,862
   Revolving line of credit ....................................................        13,058           564
   Current portion of long-term debt ...........................................         1,750         1,750
                                                                                     ---------     ---------
Total current liabilities ......................................................        59,740        50,119
Deferred income taxes ..........................................................         1,884         1,951
Other liabilities ..............................................................         3,489         3,100
Long-term debt .................................................................        80,350        78,600
Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 shares at December 31, 1996 and 1997
      Issued shares - 0 at December 31, 1996 and 1997 ..........................          --            --
   Common stock, $.0025 par value:
      Authorized shares - 15,000,000 at December 31, 1996 and 1997 Issued shares
      - 4,893,504 at December 31, 1996 and 4,934,900 at
         December 31, 1997 .....................................................            12            12
   Common stock Class B, $.0025 par value:
      Authorized and issued shares - 2,700,000 at December 31, 1996
         and 1997 ..............................................................             7             7
   Less:  Treasury stock, at cost - 0 shares at December 31, 1996 and
      41,396 at December 31, 1997 ..............................................          --            (542)
   Capital in excess of par ....................................................           185           505
   Retained earnings ...........................................................        32,042        44,752
                                                                                     ---------     ---------
Total stockholders' equity .....................................................        32,246        44,734
                                                                                     ---------     ---------
Total liabilities and stockholders' equity .....................................     $ 177,709     $ 178,504
                                                                                     =========     =========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                      1995          1996           1997
                                                    ---------     ---------     ---------
Net sales .....................................     $ 350,029     $ 356,471     $ 397,690
Cost of sales .................................       264,080       255,579       283,514
                                                    ---------     ---------     ---------
                                                       85,949       100,892       114,176
Selling, general and administrative ...........        73,207        77,740        81,142
                                                    ---------     ---------     ---------
Income from operations ........................        12,742        23,152        33,034
Interest expense ..............................        11,474        10,882         9,795
                                                    ---------     ---------     ---------
                                                        1,268        12,270        23,239
Equity in earnings (loss) of Amercord Inc. ....           537         1,724          (626)
                                                    ---------     ---------     ---------
Income before income tax expense ..............         1,805        13,994        22,613
Income tax expense ............................           545         5,172         9,524
                                                    ---------     ---------     ---------
Net income ....................................     $   1,260     $   8,822     $  13,089
                                                    =========     =========     =========
Basic earnings per common share ...............     $    0.17     $    1.16     $    1.72
                                                    =========     =========     =========
Diluted earnings per common share .............     $    0.16     $    1.14     $    1.69
                                                    =========     =========     =========



                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                               CLASS B
                                        COMMON STOCK        COMMON STOCK      TREASURY STOCK   CAPITAL IN                 TOTAL
                                     ------------------   -----------------   ---------------    EXCESS    RETAINED    STOCKHOLDERS'
                                     SHARES      AMOUNT   SHARES     AMOUNT   SHARES   AMOUNT    OF PAR    EARNINGS       EQUITY
                                     ------      ------   ------     ------   ------   ------  ----------  --------   -------------
Balance at December 31, 1994.....     4,832       $ 12      2,700     $  7      --     $  --      $  67     $21,960     $ 22,046
  Net income.....................        --         --        --        --      --        --         --       1,260        1,260
                                     ------       ----      -----     ----    ----     -----      -----     -------     --------
Balance at December 31, 1995.....     4,832         12      2,700        7      --        --         67      23,220       23,306
  Net income.....................        --         --        --        --      --        --         --       8,822        8,822
  Exercise of Common Stock
     options and related tax
     benefits....................        62         --        --        --      --        --        118          --          118
                                     ------       ----      -----     ----    ----     -----      -----     -------     --------
Balance at December 31, 1996.....     4,894         12      2,700        7      --        --        185      32,042       32,246
  Net income.....................        --         --        --        --      --        --         --      13,089       13,089
  Cash dividends.................        --         --        --        --      --        --         --        (379)        (379)
  Exercise of Common Stock
    options and related tax
    benefits.....................        41         --        --        --      --        --        320          --          320
  Purchase of treasury shares....        --         --        --        --      41      (542)        --          --         (542)
                                     ------       ----      -----     ----    ----     -----      -----     -------     --------
Balance at December 31, 1997.....     4,935       $ 12      2,700     $  7      41     $(542)     $ 505     $44,752     $ 44,734
                                     ======       ====      =====     ====    ====     =====      =====     =======     ========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ------------------------------------
                                                                                  1995         1996          1997
                                                                               --------      --------      --------
OPERATING ACTIVITIES
Net income ...............................................................     $  1,260      $  8,822      $ 13,089
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ..........................................        5,340         5,873         6,521
  Deferred income taxes ..................................................       (1,167)        2,002            67
  Provision for losses on accounts receivable ............................        2,853         3,087         3,500
  (Equity) loss in earnings of Amercord Inc. .............................         (537)       (1,724)          626
  Loss (gain) on sale of assets ..........................................         (446)           10          (348)
  Changes in operating assets and liabilities:
    Accounts receivable ..................................................       (4,674)       (1,540)       (5,489)
    Inventories ..........................................................        3,014        (2,435)        1,736
    Other current assets .................................................         (292)       (1,058)         (266)
    Bank overdrafts ......................................................          986        (1,194)          (84)
    Accounts payable .....................................................       (2,165)        2,625            60
    Accrued liabilities ..................................................        1,392           623         2,897
    Income taxes receivable/payable ......................................           46          (160)          480
    Other assets .........................................................          (45)         (203)           96
    Other liabilities ....................................................         (237)          327          (389)
                                                                               --------      --------      --------
Net cash provided by operating activities ................................        5,328        15,055        22,496

INVESTING ACTIVITIES
Additions to property, plant and equipment ...............................       (7,683)       (8,110)       (8,758)
Proceeds from sale of assets .............................................          480            23           817
                                                                               --------      --------      --------
Net cash used in investing activities ....................................       (7,203)       (8,087)       (7,941)

FINANCING ACTIVITIES
Net increase (decrease) in revolving line of credit ......................        4,202        (5,113)      (12,494)
Principal payments of long-term debt .....................................       (1,750)       (1,750)       (1,750)
Dividends paid ...........................................................         --            --            (379)
Treasury stock acquired ..................................................         --            --            (542)
Options exercised ........................................................         --            --             161
                                                                               --------      --------      --------
Net cash provided by (used in) financing activities ......................        2,452        (6,863)      (15,004)
                                                                               --------      --------      --------
Net increase (decrease) in cash ..........................................          577           105          (449)
Cash at beginning period .................................................        1,702         2,279         2,384
                                                                               --------      --------      --------
Cash at end of period ....................................................     $  2,279      $  2,384      $  1,935
                                                                               ========      ========      ========

Supplemental Information:
    Cash paid for interest ...............................................     $ 11,459      $ 10,895      $ 10,110
                                                                               ========      ========      ========

    Net cash paid for income taxes .......................................     $  1,658      $  3,546      $  9,098
                                                                               ========      ========      ========



                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS




1.   ACCOUNTING POLICIES

     Line of Business

         Associated Materials Incorporated (the "Company") consists of two operating divisions, Alside and AmerCable, and a 50%-owned affiliate, Amercord Inc. ("Amercord"), which is accounted for using the equity method. Alside is engaged principally in the manufacture and distribution of exterior residential building products to professional contractors throughout the United States. AmerCable manufactures jacketed electrical cable utilized in a variety of industrial applications. Amercord manufactures and sells steel tire cord and tire bead wire used in the tire manufacturing industry.

     Accounting Changes

         During 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows the Company to use the intrinsic value method or the fair market value to determine the cost of stock compensation. The Company will continue to use the intrinsic value method to measure stock-based compensation costs in accordance with APB Opinion No. 25.

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") during 1996. The adoption of SFAS No. 121 had no effect on the financial statements at the time of adoption. An impairment loss was recorded for the Company's affiliate, Amercord. See Note 2.

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

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




     Derivatives

         The Company has an interest rate swap in order to manage interest rate risk on a portion of its long-term debt (see Note 8). Gains or losses based upon differences in the market interest rate and the fixed rate are recognized in the period such differences are incurred. In addition, the Company may attempt to hedge its position with respect to raw material or currency fluctuations on specific contracts. In these instances, the Company may enter into forward contracts or purchase options, the cost of which are realized upon the completion of the contract. The nominal amounts outstanding under these contracts were not material at December 31, 1997.

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

     Advertising

         The Company expenses advertising costs as incurred. Advertising expense was $8.0 million, $6.8 million and $6.3 million in 1997, 1996 and 1995, respectively.

     Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


2.       INVESTMENT IN AMERCORD

         The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Amercord manufactures and sells steel tire cord and tire bead wire used in the tire manufacturing industry. Equity in the undistributed earnings of Amercord since acquisition through December 31, 1997 totals $5,444,000.

         Condensed financial information for Amercord is presented below (in thousands):

                                                                                             RESULTS OF OPERATIONS
                                                                                             YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1995             1996             1997
                                                                                -------------    -------------     ---------
Net sales..................................................................    $  80,764         $  87,538         $  74,880
Costs and expenses.........................................................       77,148            82,229            75,349
                                                                               ---------         ---------         ---------
Income (loss) from operations..............................................        3,616             5,309              (469)
Interest expense...........................................................       (1,911)           (1,734)           (1,518)
Income tax (expense) benefit...............................................         (631)           (1,323)              735
                                                                               ---------         ---------         ---------
Income (loss) before cumulative effect of a change in
  accounting principle.....................................................        1,074             2,252            (1,252)
Cumulative effect of a change in accounting principle
  (net of tax).............................................................           --             1,196                --
                                                                               ---------         ---------         ---------
Net income (loss)..........................................................        1,074             3,448            (1,252)
                                                                               ---------         ---------         ---------
Company's share of net income (loss).......................................    $     537         $   1,724         $    (626)
                                                                               =========         =========         =========



                                                                                                    FINANCIAL POSITION
                                                                                                        DECEMBER 31,
                                                                                              ---------------------------
                                                                                                 1996              1997
                                                                                              ---------         ---------
Assets (pledged)..........................................................................    $  52,364         $  50,075
Liabilities...............................................................................       29,152            28,115
Stockholders' equity......................................................................       23,212            21,960

         In 1996, Amercord recorded a $1,196,000 gain to reflect the cumulative effect of an accounting change when it changed its accounting policy for maintenance parts. Amercord now capitalizes the cost of these parts upon purchase and expenses such parts when used in the production cycle. Amercord previously expensed the maintenance parts upon purchase. Also in 1996, Amercord recorded a pre-tax gain of $3,093,000 in connection with the settlement of disputed royalty payments for the years 1990-1995 and recorded a $2,723,000 loss for a write down of certain production equipment pursuant to SFAS No. 121.

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


3.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):


                                                                              1995              1996            1997
                                                                             ------            ------           -----
Balance at beginning of period........................................       $2,563            $2,769          $ 3,749
  Provision for losses................................................        2,853             3,087            3,500
  Losses sustained (net of recoveries)................................        2,647             2,107            2,826
                                                                             ------            ------          -------
Balance at end of period..............................................       $2,769            $3,749          $ 4,423
                                                                             ======            ======          =======

4.   INVENTORIES

Inventories consist of (in thousands):


                                                                                                      DECEMBER 31,
                                                                                                ------------------------
                                                                                                  1996              1997
                                                                                                -------          -------
Raw materials.......................................................................            $14,903          $16,352
Work-in-progress....................................................................              5,276            4,936
Finished goods and purchased stock..................................................             38,178           35,333
                                                                                                -------          -------
                                                                                                $58,357          $56,621
                                                                                                =======          =======


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 consist of (in thousands):

                                                                                                  1996            1997
                                                                                                -------         --------
Land................................................................................             $1,290         $  1,290
Buildings...........................................................................             21,319           22,740
Machinery and equipment.............................................................             73,463           79,390
                                                                                                -------          -------
                                                                                                 96,072          103,420
Less accumulated depreciation.......................................................             44,423           49,565
                                                                                                -------          -------
                                                                                                $51,649         $ 53,855
                                                                                                =======         ========

6.       ACCRUED LIABILITIES

         Accrued liabilities at December 31 consist of (in thousands):

                                                                                                  1996             1997
                                                                                                 ------           -----
Employee compensation...............................................................             $6,558           $7,612
Sales promotions and incentives.....................................................              2,692            3,408
Employee benefits...................................................................              8,424            9,201
Interest............................................................................              3,307            3,272
Other...............................................................................              1,984            2,369
                                                                                                -------          -------
                                                                                                $22,965          $25,862
                                                                                                =======          =======

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


7.       REVOLVING CREDIT ARRANGEMENTS

         In April 1996, the Company amended and restated its credit agreement with KeyBank, N.A. ("Credit Agreement") to increase the total credit facility to $50 million and extend the term to May 31, 1999. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. Unused letters of credit totaled $7,468,000 at December 31, 1997, of which $5,471,000 was related to the Taxable Notes (see Note 8) and $1,997,000 was primarily related to insurance. The Company's available borrowing capacity at December 31, 1997 was approximately $40.4 million. The Credit Agreement includes covenants that require the maintenance of certain financial ratios and net worth and that place restrictions on the repurchase of common stock and the payment of dividends. Outstanding borrowings under the agreement are collateralized by substantially all of the assets of the Company.

         Interest is payable on the utilized revolving credit facility at either the prime commercial rate (8.50% at December 31, 1997) or LIBOR (5.72% at December 31, 1997) plus 2.00% at the option of the Company and on the unused credit facility at a rate of .25%. Letter of credit fees of 1.5% are paid at origination.

         The weighted average interest rate for borrowings under the revolving credit facility during the period was 8.07% and 8.23% for December 31, 1997 and 1996, respectively.

8.       LONG-TERM DEBT

         Long-term debt at December 31 consists of (in thousands):

                                                                                            1996            1997
                                                                                           -------        ---------
Taxable Variable Rate Demand Notes..................................................       $ 7,100         $ 5,350
11 1/2% Senior Subordinated Notes due 2003..........................................        75,000          75,000
                                                                                           -------         -------
                                                                                            82,100          80,350
Less amounts due in one year........................................................         1,750           1,750
                                                                                           -------         -------
                                                                                           $80,350         $78,600
                                                                                           =======         =======

         Scheduled principal payments are $1,750,000 in 1998 and $3,600,000 in 1999.

         Interest on the Taxable Variable Rate Demand Notes (the "Taxable Notes") is payable monthly at the greater of the 30 or 90 day commercial paper rate plus 0.125%. Effective April 5, 1993, the Company entered into an interest rate swap which fixed the interest rate on the Taxable Notes at 5.57% per annum for a period of five years. The Taxable Notes are payable in quarterly installments ranging from $400,000 to $450,000 through January 1, 1999, with the remaining balance due on April 1, 1999. The Taxable Notes are secured by an irrevocable letter of credit in accordance with the Credit Agreement (see Note
7). The Taxable Notes contain similar covenants and restrictions in the Credit Agreement described in Note 7.

         Interest on the Senior Subordinated Notes is payable semiannually. The Senior Subordinated Notes are unsecured. The Indenture pursuant to which the Senior Subordinated Notes were issued contains covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments and repurchase stock or subordinated indebtedness.

         The estimated fair value of the Taxable Notes at December 31, 1997 was $5,350,000. The Taxable Notes have a variable interest rate and therefore trade at face value. The fair value of the Senior Subordinated Notes at December 31, 1997 was $79,688,000 based upon quoted market price.

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


9.       COMMITMENTS

         Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are approximately $9,200,000, $7,530,000, $5,319,000,
$3,428,000, $2,565,000 and $1,382,000 for the years ending December 31, 1998,
1999, 2000, 2001, 2002 and thereafter, respectively. Lease expense was approximately $10,901,000, $10,391,000 and $9,186,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

10.      INCOME TAXES

         Income tax expense for the years ended December 31 consists of (in thousands):

                                              1995                        1996                       1997
                                     -----------------------     ----------------------     --------------------
                                      CURRENT       DEFERRED      CURRENT      DEFERRED      CURRENT    DEFERRED
                                     ---------     ---------     ---------    ---------     ---------   --------
Federal income taxes................ $   1,559     $    (981)    $   2,252    $   1,918     $   7,816   $     55
State income taxes..................       153          (186)          918           84         1,641         12
                                     ---------     ---------     ---------    ---------     ---------   --------
                                     $   1,712     $  (1,167)    $   3,170    $   2,002     $   9,457       $ 67
                                     =========     =========     =========    =========     =========   ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                                                                             1996          1997
                                                                                            ------        -----
Deferred tax assets:
  Medical benefits.................................................................        $ 1,680        $1,581
  Bad debt expense.................................................................          1,301         1,847
  Pension expense..................................................................          1,806         3,427
  Inventory costs..................................................................            994           247
  Other............................................................................            805           305
                                                                                            ------        ------
Total deferred tax assets..........................................................          6,586         7,407
Deferred tax liabilities:
  Depreciation.....................................................................          7,976         8,519
  Other............................................................................            494           839
                                                                                            ------         -----
Total deferred tax liabilities.....................................................          8,470         9,358
                                                                                             -----         -----

Net deferred tax liabilities.......................................................        $(1,884)      $(1,951)
                                                                                           =======       =======

         The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                                         1995           1996            1997
                                                                         ----           ----            ----
Statutory rate....................................................       34.0%          34.0%           35.0%
State income tax loss, net of federal income tax benefit..........        5.6            4.3             4.6
Equity in (earnings) loss of Amercord.............................       (8.1)          (3.3)             .8
Other.............................................................       (1.3)           1.9             1.7
                                                                         ----           ----            ----
Effective rate....................................................       30.2%          36.9%           42.1%
                                                                         ====           ====            ====

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

11.      STOCKHOLDERS' EQUITY

         The Class B Common Stock is convertible on a one-for-one basis into Common Stock at any time subject to legal restrictions, if any, applicable to the holder of such shares. The Class B Common Stock has the same rights and privileges extended to the Common Stock except that the holder of Class B Common Stock may vote only on matters pertaining to changes in the Certificate of Incorporation; the sale, lease, or disposition of certain assets; mergers or consolidations; or the liquidation or dissolution of the Company.

12.      EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128 which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods presented have been restated to conform to SFAS 128 requirements, and in accordance with the Securities and Exchange Commission ("Commission") Staff Accounting Bulletin, Topic 4D, common shares issued during the 12-month period prior to the initial filing of the registration statement with respect to the proposed offering of Common Stock at prices below the assumed public offering price have been included in the calculation of diluted earnings per share as if they were outstanding for all periods presented (see Note 17).

         The following table sets forth the computation of basic and diluted earnings per share but does not reflect additional shares to be offered in conjunction with the registration statement with respect to the proposed offering of Common Stock as disclosed in Note 17:


                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                 1995         1996          1997
                                                                               -------       -------      --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
       Numerator for basic and diluted earnings per common share--
          income available to common shareholders......................        $ 1,260       $ 8,822      $ 13,089
Denominator:
       Denominator for basic earnings per common share--
         weighted-average shares.......................................          7,532         7,594         7,594
       Effect of dilutive securities:
            Employee stock options.....................................            163           152           162
       Denominator for diluted earnings per common share--
          adjusted weighted-average shares.............................          7,695         7,746         7,756
                                                                               =======       =======       =======
Basic earnings per common share........................................        $  0.17       $  1.16       $  1.72
                                                                               =======       =======       =======
Diluted earnings per common share......................................        $  0.16       $  1.14       $  1.69
                                                                               =======       =======       =======

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

13.      STOCK OPTIONS

         The Company has a stock option plan, whereby it grants non-statutory stock options to certain directors, officers and key employees. The Company has authorized 800,000 shares of common stock to be issued under the plan. The options granted in 1995, 1996 and 1997 were granted at fair market value on the grant date and are exercisable for ten years. One-half of the options vest upon grant date and the remainder vest after two years.

         Transactions during 1995, 1996 and 1997 under this plan are summarized below:

                                                                                SHARES            EXERCISE PRICE
                                                                              --------          ----------------
Options outstanding at December 31, 1994................................       299,000          $  .003 to $6.00
     Granted............................................................        33,000                     $5.00
     Expired or canceled................................................       (69,800)         $  .003 to $6.00
                                                                              --------          ----------------
Options outstanding at December 31, 1995................................       262,200          $  .003 to $5.00
     Exercised..........................................................       (62,400)                    $.003
     Granted............................................................        12,500                     $5.00
                                                                              --------          ----------------
Options outstanding at December 31, 1996................................       212,300          $ 2.925 to $5.00
     Exercised..........................................................       (40,500)         $ 2.925 to $5.00
     Granted............................................................       140,000          $12.00 to $16.00
     Expired or canceled................................................        (4,500)                    $5.00
                                                                              --------          ----------------
Options outstanding at December 31, 1997................................       307,300          $2.925 to $16.00


         Options to purchase 233,550, 189,550 and 239,700 shares were exercisable at December 31, 1997, 1996 and 1995, respectively. The weighted average exercise price of options outstanding was $7.79, $3.47 and $2.57 at December 31, 1997, 1996 and 1995, respectively.

         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1997:


                         OPTIONS OUTSTANDING
     ------------------------------------------------------------
                          WEIGHTED AVERAGE                                          OPTIONS EXERCISABLE
                             REMAINING                                       --------------------------------
     SHARES                 LIFE IN YEARS          EXERCISE PRICE             SHARES           EXERCISE PRICE
     ------                 -------------          --------------            -------           --------------
    136,800                     5.67                 $ 2.925                 136,800                 $ 2.925
     30,500                     7.41                 $ 5.000                  26,750                 $ 5.000
    100,000                     9.17                 $12.000                  50,000                 $12.000
     40,000                     9.42                 $16.000                  20,000                 $16.000


         The Company adopted the disclosure provisions of SFAS No. 123 in 1996, and continues to measure stock-based compensation in accordance with APB No.
25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The weighted average fair value at date of grant for options granted during 1997, 1996, and 1995 was $6.09, $2.56 and $2.39 per option, respectively. The fair value of the options was estimated at the date of the grant using the minimum value method option pricing model assuming dividend yields of 1.0% and a weighted-average expected life of an option of 10 years. A risk-free interest rate of 7.03%, 6.87% and 6.76% was used for 1997, 1996 and 1995, respectively.

         Stock based compensation costs would have reduced net income by $389,000, $17,000 and $55,000 and $.05, $.00 and $.01 per basic and diluted share in 1997, 1996 and 1995, respectively, if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


14.      SEGMENTS OF BUSINESS

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

         Comparative financial data by industry segment for the years ended December 31 are as follows (in thousands):

                                                                  1995                1996                1997
                                                                ----------         ----------         ----------
Net sales:
       Building products....................................    $  300,561         $  314,645         $  344,000
       Electrical cable products............................        49,468             41,826             53,690
                                                                ----------         ----------         ----------
                                                                $  350,029         $  356,471         $  397,690
                                                                ==========         ==========         ==========

Operating profits (losses):
       Building products....................................    $   16,550         $   26,372         $   30,415
       Electrical cable products............................        (1,676)              (967)             5,086
       Corporate expense....................................        (2,132)            (2,253)            (2,467)
                                                                ----------         ----------         ----------
                                                                $   12,742         $   23,152         $   33,034
                                                                ==========         ==========         ==========

Identifiable assets:
       Building products....................................    $  131,570         $  133,023         $  139,751
       Electrical cable products............................        27,091             24,746             20,349
       Corporate............................................        13,392             19,940             18,404
                                                                ----------         ----------         ----------
                                                                $  172,053         $  177,709         $  178,504
                                                                ==========         ==========         ==========

Depreciation and amortization:
       Building products....................................    $    3,466         $    4,282         $    5,029
       Electrical cable products............................         1,334              1,154              1,096
       Corporate............................................           540                437                396
                                                                ----------         ----------         ----------
                                                                $    5,340         $    5,873         $    6,521
                                                                ==========         ==========         ==========
Net additions to property, plant, and equipment:
       Building products....................................    $    6,669         $    6,982         $    8,108
       Electrical cable products............................         1,014              1,128                635
       Corporate............................................            --                 --                 15
                                                                ----------         ----------         ----------
                                                                $    7,683         $    8,110         $    8,758
                                                                ==========         ==========         ==========

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

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

15.      RETIREMENT PLANS

         The Company has defined benefit contributory pension plans (the "Plans") covering substantially all of its salaried employees and certain nonsalaried employees. Employees are fully vested upon attaining five years of service including past service with the businesses acquired by the Company. The Company's policy is to fund pension costs in accordance with actuarially based computations.

         The actuarial present value at December 31, 1997 and 1996 was determined using a discount rate of 7.0% and 7.5%, respectively, and projected compensation increases of 4.5%. The expected long-term rate of return on assets was 9%. Plan assets consist primarily of equity securities, U.S. government obligations, corporate bonds and real estate.

         Retirement plan costs, as determined by the projected unit credit cost method, are summarized below for the years ended December 31 (in thousands):


                                                                      1995             1996              1997
                                                                   -------           -------           -------
Benefit cost for service during the year.....................      $   742           $ 1,110           $ 1,165
Interest cost on projected benefit obligation................        1,553             1,744             1,863
Return on assets.............................................       (3,412)           (3,356)           (4,614)
Net amortization.............................................        2,360             1,901             2,649
                                                                   -------           -------           -------
Net retirement plan costs....................................      $ 1,243           $ 1,399           $ 1,063
                                                                   =======           =======           =======

         A schedule reconciling the projected benefit obligation with the Company's recorded pension liability as of December 31 is shown below (in thousands):


                                                                                    1996              1997
                                                                                  ---------         ---------
Accumulated benefit obligation, including vested benefits
    of $17,608 and $22,924, respectively.....................................     $  20,755         $  24,066
Effect of projected salary increases.........................................         5,490             6,172
                                                                                  ---------         ---------
Present value of the projected benefit obligation............................        26,245            30,238
Plan assets at fair value....................................................        23,120            27,363
                                                                                  ---------         ---------
Plan assets less than the present value of the projected
    benefit obligations......................................................         3,125             2,875
The recorded pension liability (included in the accrued current liabilities in the balance sheets) is calculated by adding to the above amount:
        Unrecognized net gains...............................................         3,450             4,489
        The portion of the liability which, under SFAS No. 87,
            is being amortized over 16 years.................................        (1,127)             (905)
                                                                                  ---------         ---------
Recorded pension liability...................................................     $   5,448         $   6,459
                                                                                  =========         =========

         The Company sponsors a defined contribution plan (the "401(k) Plan") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plan qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code and covers all full-time employees of AmerCable. The Company matches up to 3.5% of eligible compensation. For the years ended December 31, 1997, 1996 and 1995 the Company's pre-tax contributions to the 401(k) Plan were $175,000, $145,000 and $136,000, respectively.

                       ASSOCIATED MATERIALS INCORPORATED
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


16.  CONTINGENCIES

     The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small container storage area, the use of such facilities was terminated prior to the acquisition of the facilities by the Company from USX Corporation (USX) in 1984. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at such facilities under relevant contract terms and under statutory and common law. The effects of the past practices of this facility are continuing to be investigated pursuant to the terms of the consent order and as a result the Company is unable to reasonably estimate a reliable range of the aggregate cost of corrective action at this time. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at such facilities. The Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at such facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.

17.  PUBLIC OFFERINGS

     The Company has filed a registration statement with the Commission to sell, through an initial public offering, 2,128,800 shares (before over-allotment) of the Company's Common Stock (the "Stock Offering"). Of these shares, 700,000 shares of Common Stock (808,520 shares if the over-allotment option is exercised in full) will be sold by the Company with the remaining 1,428,800 shares to be sold by certain stockholders. In addition, the Company has filed a registration statement with the Commission to sell $75,000,000 aggregate principal amount of Senior Subordinated Notes due 2008 (the "New Notes"). The issuance of the New Notes in such offering (the "Note Offering") is conditioned upon the successful completion of a tender offer and consent solicitation with respect to the Company's outstanding Senior Subordinated Notes (Note 8). The Stock Offering is not contingent upon the completion of the Note Offering and the Note Offering is not contingent upon the completion of the Stock Offering.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors, executive officers and certain key employees of the Company are as follows:


              NAME                       AGE                                  POSITION
              ----                       ---                                  --------
William W. Winspear (1)..........        64         Chairman of the Board, President and Chief Executive Officer of
                                                    the Company
Donald L. Kaufman (1)............        66         President and Chief Executive Officer of Alside and Vice  President
                                                    and Director of the Company
Richard I. Galland (2)(3)........        81         Director
James F. Leary (3)(4)............        67         Director
Alan B. Lerner (1)...............        67         Director
A. A. Meitz (3)(4)...............        60         Director
Gary D. Trabka (2)(5)............        43         Director
Robert F. Hogan, Jr..............        41         President and Chief Executive Officer of AmerCable and Vice
                                                    President of the Company
Robert L. Winspear...............        32         Vice President, Treasurer and Secretary of the Company
James R. Bussman (6).............        50         Executive Vice President -- Corporate Services of Alside and Vice
                                                    President of the Company
Michael R. St. Clair (6).........        51         Executive Vice President -- Finance of Alside and Vice President of
                                                    the Company
Wayne D. Fredrick (6)............        51         Group Vice President -- Window Products of Alside
Benjamin L. McGarry (6)..........        50         Group Vice President -- Vinyl Manufacturing of Alside

--------------------
(1) Serves in the class of directors whose terms expire at the Annual Meeting of Stockholders in 2000.
(2) Serves in the class of directors whose terms expire at the Annual Meeting of Stockholders in 2001.
(3)   Member of the Compensation Committee and the Audit Committee.
(4) Serves in the class of directors whose terms expire at the Annual Meeting of Stockholders in 1999.
(5) Pursuant to an agreement among The Prudential Company of America ("Prudential"), the Winspear Limited Partnership, a Texas limited partnership (the "Winspear Partnership") and the Company (the "Stockholders' Agreement"), Prudential may, under certain circumstances, nominate up to three persons to the Board of Directors of the Company and the Winspear Partnership has agreed to vote its shares of Common Stock in favor of such nominees. Pursuant to the Stockholders' Agreement, Prudential designated Mr. Trabka to serve as a Director of the Company. Mr. Trabka has informed the Company that he intends to resign as a director following the completion of the Stock Offering. Further, Prudential has informed the Company that it does not presently intend to exercise its right under the Stockholders' Agreement to nominate persons to serve as directors following the completion of the Stock Offering. See "Certain Relationships and Related Transactions -- Stockholders' Agreement."
(6) Messrs. Bussman, St. Clair, Fredrick and McGarry are considered key employees of the Company because of their responsibilities as divisional officers in the respective capacities indicated. The Company does not, however, consider such employees to be executive officers of the Company.

         The following is a brief description of the business experience of the Directors, executive officers and certain key employees of the Company for at least the past five years.

         Mr. William W. Winspear has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1983. Mr. Winspear was President and Chief Executive Officer of Chaparral Steel Company from 1975 to 1982. Mr. William W. Winspear is Chairman of the Board of Amercord. Mr. Winspear is the father of Robert L. Winspear.

         Mr. Kaufman has been President of Alside since 1974 and has been Chief Executive Officer of Alside since 1982. Mr. Kaufman joined Alside in 1955 and became a Director and a Vice President of the Company in 1984.

         Mr. Galland became a Director of the Company in 1984. Mr. Galland was formerly Chairman of the Board and Chief Executive Officer of American Petrofina Incorporated, an energy exploration and production company and formerly Of Counsel to the law firm of Jones, Day, Reavis & Pogue. Mr. Galland is also a director of D. R. Horton, Inc., a homebuilding company, and Texas Industries, Inc., a steel and construction materials production company.

         Mr. Leary became a Director of the Company in 1984. Since September 1995, Mr. Leary has been Vice Chairman - Finance and a director of Search Financial Services Inc., a consumer finance company, as well as serving as President of Sunwestern Management Inc., an investment management company, since 1982. Mr. Leary is also a director of Capstone Growth Fund and Capstone Fixed Income Fund, and Phase-Out of America, Inc., a company that manufactures smoking cessation devices.

         Mr. Lerner became a Director of the Company in May 1997. Mr. Lerner retired as Senior Executive Vice President from Associates Corporation of North America, a consumer and commercial finance company in 1993, where he had been employed since 1981.

         Mr. Meitz became a Director of the Company in 1993. Mr. Meitz retired as Senior Vice President of the consulting firm of Booz, Allen & Hamilton, Inc. in 1994 where he was employed since 1965. Mr. Meitz is a director of Greyhound Lines, Inc., and Banctec, Inc., a computer systems development and support services company.

         Mr. Trabka became a Director of the Company in February 1994. Mr. Trabka has been a Managing Director of the Prudential Capital Group since February 1989. Prior to 1989 Mr. Trabka was Vice President of Corporate Finance with Prudential. Mr. Trabka serves as a director of Food Barn Stores, Inc., a retail grocery chain at the request of Prudential. Mr. Trabka is also a director of the Prudential Home Mortgage Company, Inc. Mr. Trabka has been designated by Prudential to serve as a director of the Company pursuant to the Stockholders' Agreement. See "Certain Relationships and Related Transactions --Stockholders' Agreement."

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

         Mr. Bussman has been Executive Vice President -- Corporate Services of Alside since 1983. Mr Bussman has held various other positions with Alside since 1972, and was named a Vice President of the Company in 1984.

         Mr. St. Clair was named Executive Vice President -- Finance of Alside in December 1994. Mr. St. Clair had been Senior Vice President -- Finance of Alside since joining the Company from The Warner & Swasey Company, Inc., a machine tool manufacturing company in 1985. Mr. St. Clair was named a Vice President of the Company in 1986.

         Mr. Fredrick was named Group Vice President -- Window Products of Alside in January 1997. From 1990 to 1996, Mr. Fredrick was Senior Vice President -- Window Products of Alside. Mr. Fredrick joined Alside in 1973.

         Mr. McGarry was named Group Vice President -- Vinyl Manufacturing of Alside in January 1997. From 1984 to 1996, Mr. McGarry was Senior Vice President -- Manufacturing of Alside. Mr. McGarry joined Alside in 1980.

         Officers of the Company serve at the discretion of the Board of Directors.

ITEM 11.       EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid by the Company for services rendered in 1997, 1996 and 1995 by the Chief Executive Officer and each of the other executive officers of the Company. For the purposes of this report, Messrs. W.W. Winspear, Kaufman, Hogan and R.L. Winspear are referred to as the "named executive officers."

                          SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                             ANNUAL COMPENSATION (1)                   AWARDS
                                    --------------------------------------        -----------------
                                    FISCAL                                        SHARES UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR        SALARY             BONUS          OPTIONS/SARS(2)      COMPENSATION
---------------------------         ------     ---------         ---------        -----------------    --------------
William W. Winspear...............   1997      $ 436,667         $ 342,930               --            $  31,600(3)
  Chairman of the Board,             1996      $ 400,000         $ 214,362               --            $  30,250
  President and Chief                1995      $ 398,333         $  28,005               --            $  30,250
  Executive Officer

Donald L. Kaufman.................   1997      $ 378,333         $ 209,529             100,000         $  26,000(4)
  President and Chief                1996      $ 345,000         $ 181,666               --            $ 102,742
  Executive Officer of Alside        1995      $ 343,335         $ 102,595               --            $ 127,199

Robert F. Hogan, Jr...............   1997      $ 172,917         $ 206,654               --            $   5,600(5)
  President and Chief                1996      $ 150,000         $  --                   --            $   5,250
  Executive Officer of AmerCable     1995      $ 150,000         $  --                   --            $   5,250

Robert L. Winspear................   1997      $ 100,816         $  34,293               --            $   3,529(6)
  Vice President, Treasurer          1996      $  82,292         $  21,436               --            $   2,880
  and Secretary                      1995      $  79,583         $   2,801               --            $   2,785

-----------------------
(1) Perquisites and other personal benefits received by the named executive officers are not included in the Summary Compensation Table because the aggregate amount of such compensation, if any, did not meet disclosure thresholds established under current regulations of the Commission.
(2) In February 1997, Mr. Kaufman was granted options to purchase 100,000 shares of Common Stock at $12.00 per share, the fair market value of the Common Stock on the date of grant. The options vested 50% on the date of grant and the balance vests on the second anniversary of the date of grant.
(3) Includes directors fees of $26,000 and amounts accrued or allocated under AmerCable's retirement plan of $5,600.
(4)  Includes directors fees of $26,000.
(5) Includes amounts accrued or allocated under AmerCable's retirement plan of $5,600.
(6) Includes amounts accrued or allocated under AmerCable's retirement plan of $3,529.

                           OPTION/SAR GRANTS IN 1997

         The following table provides information regarding the grant of stock options to the named executive officers in 1997. In addition, hypothetical gains of 5% and 10%, along with a third column representing a 0% gain (listed in the table under "Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term"), are shown for these stock options. These hypothetical gains are based on assumed rate of annual compound stock price appreciation of 0%, 5% and 10% from the date the stock options were granted over the full option term of ten years.


                                                INDIVIDUAL GRANTS
                       ------------------------------------------------------------------
                                                                                               POTENTIAL REALIZABLE VALUE
                         NUMBER OF      PERCENTAGE OF                                           AT ASSUMED ANNUAL RATES
                         SECURITIES    TOTAL OPTIONS/                                                OF STOCK PRICE
                         UNDERLYING         SARS                                                      APPRECIATION
                          OPTIONS/       GRANTED TO      EXERCISE                                 FOR OPTION TERM (3)
                            SARS          EMPLOYEES      PRICE PER       EXPIRATION       -----------------------------------
         NAME              GRANTED         IN 1997       SHARE (2)          DATE               0%           5%         10%
         ----          -------------- ----------------- ----------- --------------------- ----------- ----------- -----------
William W. Winspear           0           --  %           $ --               --             $  --        $  --         $  --

Donald L. Kaufman        100,000(1)       100              12.00      February 25, 2007        --          754,673     1,912,491

Robert F. Hogan               0           --                --               --                --           --            --

Robert L. Winspear            0           --                --               --                --           --            --

-------------------------
(1) The exercise price was equal to the fair market value of the Common Stock on the date of grant. The Company has not granted stock appreciation rights.
(2) The option for such shares became 50% vested on the date of grant and the balance vests on the second anniversary of the grant.
(3) The potential realizable value portion of the foregoing table illustrate value that might be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the option. The use of the assumed 5% and 10% annual rates to stock price appreciation are established by the Commission and is not intended by the Company to forecast possible future appreciation of the price of its Common Stock.

                    AGGREGATED OPTION/SAR EXERCISES IN 1997
                    AND DECEMBER 31, 1997 OPTION/SAR VALUES

         The following table provides information, for each of the named executive officers, regarding the exercise of options during 1997 and unexercised options held as of December 31, 1997.


                                                                       NUMBER OF SHARES                VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                                                        OPTIONS/SARS                     OPTIONS/SARS AT
                                                                   AT DECEMBER 31, 1997 (1)            DECEMBER 31, 1997 (2)
                                                               ------------------------------     -----------------------------
                            SHARES ACQUIRED        VALUE
          NAME                ON EXERCISE         REALIZED      EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
          ----              ---------------      -----------    -----------     -------------     -----------     -------------
William W. Winspear              0            $     0                 0                0            $      0         $      0
Donald L. Kaufman                0                  0            50,000           50,000             250,000          250,000
Robert F. Hogan                  0                  0                 0                0                   0                0
Robert L. Winspear               0                  0            20,000                0             281,500                0

-------------------------

(1) The Company has not granted stock appreciation rights.
(2) Value was determined based upon $17.00 per share (the mid-point of the price range per share for Common Stock in the Stock Offering) multiplied by the number of shares of Common stock of the Company underlying such options.

COMPENSATION AND INCENTIVE PROGRAMS

         Profit Sharing Plan. The Company maintains a profit sharing plan (the "Profit Sharing Plan") providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Such bonus amounts are based on the Company and, in the cases of Alside and AmerCable personnel, the divisions meeting certain performance goals established by the Company's Board of Directors. The Profit Sharing Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"), none of the members of which is eligible for a bonus award pursuant to this Plan. Bonus payments under the Profit Sharing Plan are not guaranteed. Cash bonuses accrued under the Profit Sharing Plan in 1997, 1996 and 1995 to each of the named executive officers are set forth in the Summary Compensation Table.

         Alside Retirement Plan. The Company maintains a defined benefit pension plan, the Alside Retirement Plan (the "Alside Plan"). The Alside Plan covers all Alside employees who have completed one year of service, except for various designated groups of hourly and union employees. Mr. Kaufman is the only executive officer of the Company entitled to receive benefits pursuant to the Alside Plan. Mr. Kaufman, who is age 66, would be eligible to receive a monthly pension amount of approximately $14,000 if he were to retire in 1998. The Company believes that Mr. Kaufman intends to remain in his current position as President and Chief Executive Officer of Alside and has no current intention to retire.

         Executive Agreement. Pursuant to an agreement with the Company, Mr. Kaufman is entitled to receive severance pay in an amount equal to his total earnings for the twelve-month period prior to the termination of his employment for any reason.

DIRECTOR COMPENSATION

         Directors, including Directors who are employees of the Company, receive an annual retainer of $16,000 plus $2,500 for each Directors' meeting attended. Directors are also reimbursed for reasonable travel expenses incurred in connection with attendance at Directors' meetings.

         Mr. Lerner was granted options to purchase 40,000 shares of Common Stock at $16.00 per share in May 1997 upon first being elected to the Board of Directors and the Company. The options became 50% vested on the date of grant and the balance vests on the second anniversary of the date of grant.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                    BENEFICIAL OWNERSHIP

         The following table sets forth as of January 15, 1998, the beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each Director of the Company, (iii) each named executive officer, and (iv) all Directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock.


                                                                              SHARES       PERCENTAGE OF
                                                                           BENEFICIALLY       COMMON
                        NAME OF BENEFICIAL OWNER                               OWNED         SHARES (1)
                        ------------------------                           ------------    -------------
William W. Winspear.....................................................    3,851,200              50.7%
   2200 Ross Avenue, Suite 4100 East
   Dallas, TX  75201 (2) (3)
The Prudential Insurance Company of America.............................    2,700,000              35.6%
   Four Gateway Center
   100 Mulberry Street
   Newark, NJ  07102 (4)
Richard I. Galland......................................................       40,000               *
Robert F. Hogan, Jr.....................................................       80,000               1.1%
Donald L. Kaufman (5)...................................................      367,000               4.8%
James F. Leary (6)......................................................       10,000               *
Alan B. Lerner (6)......................................................       20,000               *
A.A. Meitz (6)..........................................................       40,000               *
Gary D. Trabka (7)......................................................            0              --
Robert L. Winspear (3) (6)..............................................       80,800               1.1%
All Directors and executive officers as a group (9 persons).............    4,489,000              59.1%

--------------------
* Less than 1%.
(1) The percentages shown assume the conversion of all outstanding shares of Class B Common Stock into shares of Common Stock.

(2) All such shares are held of record by the Winspear Partnership of which Mr. William W. Winspear is the Managing General Partner.
(3)  William W. Winspear is the father of Robert L. Winspear.
(4) Prudential owns of record 2,700,000 shares of Class B Common Stock which may be converted at any time at the election of the holder into Common Stock on a one to one basis. The holder of shares of Class B Common Stock has rights and privileges identical to the rights and privileges of the Common Stock, except that the holder of shares of Class B Common Stock may vote (with the holders of Common Stock) only on (i) any amendment to the Company's Certificate of Incorporation, (ii) any sale or other disposition of all or substantially all of the Company's assets, (iii) any merger or consolidation of the Company, and (iv) any liquidation, dissolution or winding up of the Company.
(5) Includes options exercisable within 60 days of the date hereof for 50,000 shares and includes 132,000 shares of Common Stock held by trusts for the benefit of certain members of Mr. Kaufman's family, as to which Mr. Kaufman disclaims beneficial ownership. Excludes 6,000 held by a charitable foundation of which Mr. Kaufman is trustee, as to which Mr. Kaufman disclaims beneficial ownership.
(6) Includes options exercisable within 60 days of the date hereof by Messrs. Leary, Lerner, Meitz and R.L. Winspear for 10,000, 20,000, 40,000 and 20,000 shares, respectively.
(7)  Mr. Trabka is a Managing Director of the Prudential Capital Group. See
     Note 4.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

         The Company, the Winspear Partnership and Prudential are parties to a stockholders' agreement (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, Prudential and the Winspear Partnership agreed (i) not to transfer, prior to an underwritten initial public offering of the Company's Common Stock (an "IPO"), any of their shares of Common Stock or Class B Common Stock, with certain limited exceptions, without offering the right to purchase such shares, first, to the non-selling party and, second, to the Company, (ii) if the Winspear Partnership, or any subsequent holder of its shares of Common Stock, intends to sell any of such shares (other than in an underwritten public offering or to an affiliate), to permit Prudential to participate in such sale on a pro rata basis, (iii) if the Winspear Partnership, or any subsequent holder of its shares of Common Stock, elects to sell shares of Common Stock, to require Prudential and subsequent holders of its shares to participate in such sale on a pro rata basis (but only if the total number of shares of Common Stock to be sold pursuant to this clause exceeds 50% of the outstanding shares of Common Stock and Class B Common Stock on a fully diluted basis), and (iv) prior to an IPO to grant, first, the Company and, second the other parties to the Stockholders' Agreement the right to purchase their shares of Common Stock or Class B Common Stock which would otherwise be transferred as a result of a default, foreclosure, forfeiture, court order or other involuntary transfer. The Stockholders' Agreement also requires, so long as Prudential and certain Prudential affiliates beneficially own at least 15% of the outstanding Common Stock (on a fully diluted basis), all shares of Common Stock (and any other voting securities) subject to the Stockholders' Agreement to be voted to elect two persons designated by Prudential to a seven-person Board of Directors. Under those provisions of the Stockholders' Agreement, Prudential has the right, if the Company expands the board to eight members, to require the securities subject to the Stockholders' Agreement to be voted to (i) expand the Board to nine members, (ii) limit the size of the Board to nine members, and
(iii) elect a third Director designated by Prudential. If Prudential and its affiliates beneficially own at least 5% (but less than 15%) of the Common Stock, such provisions require such shares to be voted to elect to the Board one person designated by Prudential. In addition, in the Stockholders' Agreement the Company has granted to Prudential, the Winspear Partnership and subsequent holders of their shares of preemptive rights prior to an IPO to acquire additional shares of Common Stock or equivalent securities (or options, warrants, rights or other securities exchangeable or convertible for any such shares) to maintain their then-current percentage beneficial ownership interest in the Company, provided such preemptive rights do not apply to the issuance of up to 150,000 shares of Common Stock to Directors or employees of the Company nor to the issuance of securities as consideration for an acquisition of a business approved by the Company's Board of Directors. Finally, under the Stockholders' Agreement, if prior to an IPO the Company sells all or substantially all of its assets, the stockholder parties to the Agreement are required to use their best efforts to liquidate and dissolve the Company and distribute the Company's assets unless Prudential's shares are bought by the Company or the other stockholder parties at a mutually agreeable price to be negotiated at the time. Unless earlier terminated, the Stockholders' Agreement expires August 19, 2003.

         Pursuant to the Stockholders' Agreement, Prudential designated Mr. Trabka to serve as a Director of the Company. Prudential currently has the right to nominate two additional directors. Mr. Trabka has informed the Company that he intends to resign as a Director following the completion of the Stock Offering. Further, Prudential has informed the Company that it does not presently intend to exercise its right under the Stockholders' Agreement to nominate persons to serve as directors following the completion of the Stock Offering.

REGISTRATION RIGHTS AGREEMENT

         Under the terms of an agreement among the Company, Prudential and certain other stockholders (the "Registration Rights Agreement"), beginning one year after the completion of an IPO, upon the request of either Prudential or the Winspear Partnership and its private transferees, the Company shall, subject to certain exceptions, be required to effect two registrations of the Common Stock, provided that certain minimum and maximum numbers of shares are included in the request. The Registration Rights Agreement also grants secondary offering rights ("piggy-back" rights) to Prudential, the Winspear Partnership and certain other stockholders in connection with such requested registrations and any other Company registration of Common Stock or Common Stock equivalents. The registration rights may not be transferred, with certain exceptions, to persons who, after such transfer, would hold less than 100,000 shares of Common Stock or Class B Common Stock.

         The Registration Rights Agreement further provides that the Company will bear all expenses associated with the Company's obligation to effect such registrations, other than underwriting discounts, commissions and transfer taxes, if any. The Company's obligation to pay such expenses includes the out-of-pocket expenses (including legal and accounting expenses) for the first registration of Common Stock by Prudential or its private transferees, up to $100,000, and for the first registration of Common Stock by the Winspear Partnership or its private transferees, up to $100,000, including the registration effected in connection with an IPO.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are included in this report.

(a)(1)  FINANCIAL STATEMENTS

         See Index to Financial Statements at Item 8 on page 17 of this report.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

(b)      REPORTS ON FORM 8-K

         During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K, dated December 12, 1997. The report included information under Item 5 --Other Events.

(c)      EXHIBITS

     3.1 -- Restated Certificate of Incorporation, as amended, of Associated Materials Incorporated (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-84110 (the "1994 Registration Statement")).

     3.2  -- Restated Bylaws of the Company (incorporated by reference to
             Exhibit 3.2 of the 1994 Registration Statement).

     4.1 -- Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "New Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-42067 (the "1997 Debt Registration Statement")).

     4.2 -- Form of Senior Subordinated Note under the New Indenture (incorporated by reference to Exhibit A to Exhibit 4.1 to the 1997 Debt Registration Statement).

     4.3 -- Indenture, dated as of August 1, 1993, between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).

     4.4 -- Form of Senior Subordinated Note issuable under the Indenture (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Commission File No. 33-64788 (the "1993 Registration Statement")).

     4.5 -- Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc. ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G. Winspear, D.W. Winspear, R.L. Winspear, B.W. Meyer, The Principal/The Eppler, Guerin & Turner, Inc., Frank T. Lauinger, John Wallace and Bonnie B. Smith (incorporated by reference to Exhibit 4.3 to the 1993 Form 10-K).

     4.6 -- Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

     4.7 -- Amendment to the Stockholders' Agreement, dated as of April 1, 1994, among the Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.5 to the 1994 Registration Statement).

   4.8 -- Second Amendment to the Stockholders' Agreement, dated as of July 1, 1994, among the Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration Statement).

   4.9 -- Third Amendment to the Stockholders' Agreement, dated as of October 12, 1994, among the Company, Prudential and the Winspear Family Limited Partnership (incorporated by reference to Exhibit
           4.15 to the 1994 Registration Statement).

   4.10 -- Assumption Agreement, effective as of July 29, 1994, by the Winspear Family Limited Partnership (incorporated by reference to
           Exhibit 4.7 to the 1994 Registration Statement).

   4.11 -- Assumption Agreement, effective as of September 30, 1994 by The Prudential Insurance Company of America ("Prudential")
           (incorporated by reference to Exhibit 4.14 to the 1994 Registration Statement).

   4.12 -- Trust Indenture, dated as of June 1, 1992, between the Company and KeyBank, N.A. (formerly Society National Bank) ("KeyBank"), relating to the Company's taxable variable rate demand notes ("Taxable Notes") (incorporated by reference to Exhibit 4.43 to the 1993 Registration Statement).

   4.13 -- Remarketing Agreement, dated as of June 1, 1992, between the Company and KeyBank as Remarketing Agent, relating to the Taxable Notes (incorporated by reference to Exhibit 4.44 to the 1993 Registration Statement).

   4.14 -- Note Purchase Agreement, dated as of June 26, 1992, between the Company and Automated Cash Management Trust, relating to the Taxable Notes (incorporated by reference to Exhibit 4.45 to the 1993 Registration Statement).

   4.15 -- Irrevocable Letter of Credit, dated as of June 1, 1992, between the Company and KeyBank relating to the Taxable Notes (incorporated by reference to Exhibit 4.46 to the 1993 Registration Statement).

   4.16 -- Master Agreement, dated as of April 5, 1993, between the Company and KeyBank evidencing an interest rate swap relating to the Taxable Notes (incorporated by reference to Exhibit 4.47 to the 1993 Registration Statement).

  10.1 -- Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration Statement).

  10.2 -- Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

  10.3 -- Subscription and Stockholders Agreement, dated as of June 25, 1986, among the Company, Florida Wire and Cable Company ("Florida Wire"), GCR S.p.A. ("GCR") and Amercord Inc. (the "Subscription Agreement") (incorporated by reference to Exhibit 10.5 to the 1993 Registration Statement).

  10.4 --  Management Agreement, effective as of May 1, 1986, between
           Amercord Inc. and the Company (incorporated by reference to Exhibit
           10.8 to the 1993 Registration Statement).

  10.5 -- Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

  10.6* -- Profit Sharing Plan of the Company (incorporated by reference to
           Exhibit 10.15 to the 1993 Registration Statement).

  10.7* -- Alside Retirement Plan (incorporated by reference to Exhibit
           10.16 to the 1993 Registration Statement).

  10.8 -- Associated Materials Incorporated Amended and Restated 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
           June 30, 1997).

     10.9* -- Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

     10.10 -- Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     10.11 -- Third Amended and Restated Note, dated April 2, 1996, from the Company to KeyBank relating to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     11.1 --  Computation of Ratio of Earnings Per Share.

     12.1 --  Computation of Ratio of Earnings to Fixed Charges.

     21.1 --  List of Subsidiaries of the Company.

     24.1 -- Powers of Attorney of Directors and certain executive officers of the Company.

     27.1 --  Financial Data Schedule.

     -----------------
      * Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on January 30, 1998.

                               ASSOCIATED MATERIALS INCORPORATED

                               By:      /s/ ROBERT L. WINSPEAR
                                  ---------------------------------------------
                                        Robert L. Winspear
                                        Vice President, Secretary and Treasurer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                 Signature                                                          Title
                 ---------                                                          -----
          WILLIAM W. WINSPEAR*                                       Chairman of the Board, President and
     ----------------------------                                            Chief Executive Officer
            William W. Winspear                                           (Principal Executive Officer)


          /s/ ROBERT L. WINSPEAR                                     Vice President, Secretary and Treasurer
     ----------------------------                                  (Principal Financial and Accounting Officer)
            Robert L. Winspear

            RICHARD I. GALLAND*                                                   Director
     ----------------------------
            Richard I. Galland

              DONALD L. KAUFMAN*                                                  Director
     ----------------------------
             Donald L. Kaufman

              JAMES F. LEARY*                                                     Director
     ----------------------------
              James F. Leary

               ALAN B. LERNER*                                                    Director
     ----------------------------
              Alan B. Lerner

              A. A. MEITZ*                                                        Director
     ----------------------------
                A. A. Meitz

                                                                                  Director
     ----------------------------
              Gary D. Trabka

               Robert L. Winspear, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Associated Materials Incorporated on the 30th day of January, 1998, pursuant to powers of attorney executed on behalf of each of such officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

*  By:     /s/ ROBERT L. WINSPEAR
      -------------------------------
              Robert L. Winspear
               Attorney-in-Fact

                                EXHIBIT INDEX


   EXHIBIT
   NUMBER    DESCRIPTION
   ------    -----------
     3.1  -- Restated Certificate of Incorporation, as amended, of Associated
             Materials Incorporated (the "Company") (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1,
             Commission File No. 33-84110 (the "1994 Registration Statement")).

     3.2  -- Restated Bylaws of the Company (incorporated by reference to
             Exhibit 3.2 of the 1994 Registration Statement).

     4.1  -- Form of Indenture between the Company and U.S. Trust Company of
             Texas, N.A., as Trustee (the "New Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 33-42067 (the "1997 Debt Registration
             Statement")).

     4.2  -- Form of Senior Subordinated Note under the New Indenture
             (incorporated by reference to Exhibit A to Exhibit 4.1 to the 1997
             Debt Registration Statement).

     4.3  -- Indenture, dated as of August 1, 1993, between the Company and U.S.
             Trust Company of Texas, N.A., as Trustee (the "Indenture")
             (incorporated by reference to Exhibit 4.1 to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993
             (the "1993 Form 10-K")).

     4.4  -- Form of Senior Subordinated Note issuable under the Indenture
             (incorporated by reference to Exhibit 4.2 to the Company's
             Registration Statement on Form S-1, Commission File No. 33-64788
             (the "1993 Registration Statement")).

     4.5 -- Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc. ("PruSupply"), W.W.
             Winspear, M.M. Winspear, D.J. Allan, M.G. Winspear, D.W. Winspear,
             R.L. Winspear, B.W. Meyer, The Principal/The Eppler, Guerin &
             Turner, Inc., Frank T. Lauinger, John Wallace and Bonnie B. Smith
             (incorporated by reference to Exhibit 4.3 to the 1993 Form 10-K).

     4.6  -- Stockholders' Agreement, dated as of August 19, 1993, among the
             Company, PruSupply, W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

     4.7  -- Amendment to the Stockholders' Agreement, dated as of April 1,
             1994, among the Company, PruSupply, W.W. Winspear and M.M. Winspear
             (incorporated by reference to Exhibit 4.5 to the 1994 Registration
             Statement).

     4.8  -- Second Amendment to the Stockholders' Agreement, dated as of July
             1, 1994, among the Company, PruSupply, W.W. Winspear and M.M.
             Winspear (incorporated by reference to Exhibit 4.6 to the 1994
             Registration Statement).

     4.9  -- Third Amendment to the Stockholders' Agreement, dated as of
             October 12, 1994, among the Company, Prudential and the Winspear
             Family Limited Partnership (incorporated by reference to Exhibit
             4.15 to the 1994 Registration Statement).

     4.10 -- Assumption Agreement, effective as of July 29, 1994, by the
             Winspear Family Limited Partnership (incorporated by reference to
             Exhibit 4.7 to the 1994 Registration Statement).

     4.11 -- Assumption Agreement, effective as of September 30, 1994 by The
             Prudential Insurance Company of America ("Prudential")
             (incorporated by reference to Exhibit 4.14 to the 1994 Registration
             Statement).

     4.12 -- Trust Indenture, dated as of June 1, 1992, between the Company and
             KeyBank, N.A. (formerly Society National Bank) ("KeyBank"), relating to the Company's taxable variable rate demand notes
             ("Taxable Notes") (incorporated by reference to Exhibit 4.43 to the 1993 Registration Statement).


    4.13  -- Remarketing Agreement, dated as of June 1, 1992, between the
             Company and KeyBank as Remarketing Agent, relating to the Taxable
             Notes (incorporated by reference to Exhibit 4.44 to the 1993
             Registration Statement).

    4.14  -- Note Purchase Agreement, dated as of June 26, 1992, between the
             Company and Automated Cash Management Trust, relating to the
             Taxable Notes (incorporated by reference to Exhibit 4.45 to the 1993 Registration Statement).

    4.15 -- Irrevocable Letter of Credit, dated as of June 1, 1992, between the Company and KeyBank relating to the Taxable Notes (incorporated by reference to Exhibit 4.46 to the 1993 Registration Statement).

    4.16 -- Master Agreement, dated as of April 5, 1993, between the Company and KeyBank evidencing an interest rate swap relating to the Taxable Notes (incorporated by reference to Exhibit 4.47 to the 1993 Registration Statement).

    10.1  -- Agreement of Sale, dated as of January 30, 1984, between USX
             Corporation (formerly United States Steel Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993
             Registration Statement).

    10.2 -- Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

    10.3  -- Subscription and Stockholders Agreement, dated as of June 25,
             1986, among the Company, Florida Wire and Cable Company ("Florida
             Wire"), GCR S.p.A. ("GCR") and Amercord Inc. (the "Subscription
             Agreement") (incorporated by reference to Exhibit 10.5 to the 1993
             Registration Statement).

    10.4  -- Management Agreement, effective as of May 1, 1986, between
             Amercord Inc. and the Company (incorporated by reference to Exhibit
             10.8 to the 1993 Registration Statement).

    10.5 -- Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

    10.6* -- Profit Sharing Plan of the Company (incorporated by reference to
             Exhibit 10.15 to the 1993 Registration Statement).

    10.7* -- Alside Retirement Plan (incorporated by reference to Exhibit
             10.16 to the 1993 Registration Statement).

    10.8  -- Associated Materials Incorporated Amended and Restated 1994 Stock
             Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
             June 30, 1997).

    10.9* -- Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

   10.10 -- Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the "Credit
             Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

   10.11  -- Third Amended and Restated Note, dated April 2, 1996, from the
             Company to KeyBank relating to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

    11.1  -- Computation of Ratio of Earnings Per Share.

    12.1  -- Computation of Ratio of Earnings to Fixed Charges.

    21.1  -- List of Subsidiaries of the Company.

    24.1 -- Powers of Attorney of Directors and certain executive officers of the Company.

    27.1  -- Financial Data Schedule.

-----------------
* Constitutes a compensatory plan or arrangement.