Form 10-Q
period 1998-03-31
ASSOCIATED MATERIALS INC
filed 1998-05-11
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                    F0RM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934



        For the quarterly period ended  March 31, 1998


                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the transition period from ___________ to _____________

                         Commission file number: 0-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                      75-1872487
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation of Organization)                      Identification No.)



2200 Ross Avenue, Suite 4100 East, Dallas, Texas           75201
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code      (214) 220-4600
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


        Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---          ---

        Shares of Common Stock, $.0025 par value outstanding at May 8, 1998:
6,852,024 Shares of Class B Common Stock, $.0025 par value outstanding at May 8, 1998: 1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
      Balance Sheets................................................................................             1
          March 31, 1998 (Unaudited) and December 31, 1997

      Statements of Operations (Unaudited)..........................................................             2
          Quarter ended March 31, 1998 and 1997

      Statements of Cash Flows (Unaudited)..........................................................             3
          Quarter ended March 31, 1998 and 1997

      Notes to Financial Statements (Unaudited).....................................................             4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.............................................................             6


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security-Holders......................................             9

  Item 6.  Exhibits and Reports on Form 8-K.........................................................             9


SIGNATURES        ..................................................................................            10



Part I.    Financial Information
Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                             March 31,       December 31,
                                                                                               1998              1997
                                                                                            -----------      ------------
                                                                                            (Unaudited)
ASSETS
------
Current assets:
     Cash...........................................................................         $     1,865      $     1,935
     Accounts receivable, net.......................................................              45,363           49,197
     Inventories....................................................................              61,806           56,621
     Income taxes receivable........................................................               4,043              266
     Other current assets...........................................................               3,559            3,291
                                                                                             -----------      -----------
Total current assets................................................................             116,636          111,310
Property, plant and equipment, net..................................................              56,140           53,855
Investment in Amercord Inc..........................................................              10,130           10,694
Other assets........................................................................               3,138            2,645
                                                                                             -----------      -----------
Total assets........................................................................         $   186,044      $   178,504
                                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Bank overdrafts................................................................         $     6,558      $     4,769
     Accounts payable...............................................................              18,523           17,174
     Accrued liabilities............................................................              17,300           25,862
     Revolving line of credit.......................................................               5,147              564
     Current portion of long-term debt..............................................               1,750            1,750
                                                                                             -----------      -----------
Total current liabilities...........................................................              49,278           50,119
Deferred income taxes...............................................................               2,737            1,951
Other liabilities ..................................................................               2,950            3,100
Long-term debt......................................................................              80,250           78,600
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized shares - 100,000 at March 31, 1998 and December 31, 1997
         Outstanding shares - 0 at March 31, 1998 and
           December 31, 1997........................................................                   -                -
     Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Outstanding shares - 6,852,024 at March 31, 1998
           and 4,893,504 at December 31, 1997.......................................                  17               12
     Common stock, Class B, $.0025 par value:
         Authorized and outstanding shares - 1,550,000 at
           March 31, 1998 and 2,700,000 at December 31, 1997........................                   4                7
     Less:  Treasury stock, at cost - 41,396 shares at March 31, 1998
         and December 31, 1997......................................................                (542)            (542)
     Capital in excess of par.......................................................              11,988              505
     Retained earnings..............................................................              39,362           44,752
                                                                                             -----------      -----------
     Total stockholders' equity.....................................................              50,829           44,734
                                                                                             -----------      -----------

Total liabilities and stockholders' equity..........................................         $   186,044      $   178,504
                                                                                             ===========      ===========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                                                   Quarter Ended
                                                                                                     March 31,
                                                                                          --------------------------------
                                                                                              1998                  1997
                                                                                          ----------            ----------
Net sales......................................................................           $   78,650            $   79,116
Cost of sales..................................................................               56,320                59,101
                                                                                          ----------            ----------
                                                                                              22,330                20,015
Selling, general and administrative expense....................................               20,474                19,302
                                                                                          ----------            ----------
Income from operations.........................................................                1,856                   713
Interest expense...............................................................                2,283                 2,633
                                                                                          ----------            ----------
                                                                                                (427)               (1,920)
Equity in earnings (loss) of Amercord Inc......................................                 (564)                    2
                                                                                          ----------            ----------
Loss before income taxes and extraordinary item................................                 (991)               (1,918)
Income tax benefit.............................................................                 (224)                 (788)
                                                                                          ----------            ----------
Loss before extraordinary item.................................................                 (767)               (1,130)

Extraordinary loss from retirement of debt, net of income taxes................               (4,054)                   --
                                                                                          ----------            ----------
Net loss.......................................................................           $   (4,821)           $   (1,130)
                                                                                          ==========            ==========
Basic and Diluted Earnings Per Common Share:

Loss before extraordinary item.................................................           $    (0.10)           $    (0.15)

Extraordinary loss from retirement of debt.....................................                (0.52)                   --
                                                                                          ----------            ----------

Net loss per common share......................................................           $    (0.62)           $    (0.15)
                                                                                          ==========            ==========



                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                    Quarter Ended
                                                                                                      March 31,
                                                                                          ---------------------------------
                                                                                              1998                  1997
                                                                                          -----------           -----------
OPERATING ACTIVITIES
Net loss.......................................................................           $   (4,821)           $   (1,130)
Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization.............................................                1,739                 1,550
     Deferred income taxes.....................................................                  786                  (723)
     (Equity) loss in earnings of Amercord Inc.................................                  564                    (2)
     Loss on sale of assets....................................................                    8                    --
     Extraordinary loss on retirement debt.....................................                4,054                    --
     Changes in operating assets and liabilities:
        Accounts receivable, net...............................................                3,834                  (872)
        Inventories............................................................               (5,185)                1,248
        Income taxes receivable................................................                 (935)                 (653)
        Bank overdrafts........................................................                1,789                   790
        Accounts payable and accrued liabilities...............................               (7,213)               (4,774)
        Other assets and liabilities...........................................                 (588)                  497
                                                                                          ----------            ----------
Net cash used by operating activities..........................................               (5,968)               (4,069)

INVESTING ACTIVITIES
Proceeds from sale of assets...................................................                    9                    --
Additions to property, plant and equipment, net................................               (3,942)               (1,932)
                                                                                          ----------            ----------
Net cash used in investing activities..........................................               (3,933)               (1,932)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt...................................               75,000                    --
Net proceeds from issuance of common stock.....................................               11,485                     -
Net increase in revolving line of credit.......................................                4,583                 6,248
Principal payments of long-term debt...........................................                 (450)                 (450)
Principal payments on 11 1/2% Senior Subordinated Notes...........................           (72,900)                   --
Prepayment premium on early retirement of debt.................................               (4,809)                   --
Debt issuance cost.............................................................               (2,509)                   --
Dividends paid.................................................................                 (569)                 (379)
Treasury stock acquired........................................................                   --                  (200)
Options exercised..............................................................                   --                    58
                                                                                          ----------            ----------
Net cash provided by financing activities......................................                9,831                 5,277
                                                                                          ----------            ----------
Net decrease in cash...........................................................                  (70)                 (724)
Cash at beginning of period....................................................                1,935                 2,384
                                                                                          ----------            ----------
Cash at end of period..........................................................           $    1,865            $    1,660
                                                                                          ==========            ==========

Supplemental information:
Cash paid for interest.........................................................           $    4,958            $    4,621
                                                                                          ==========            ==========
Net cash paid for income taxes.................................................           $      771            $      807
                                                                                          ==========            ==========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter ended March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                                                March 31,         December 31,
                                                                                  1998                1997
                                                                                ---------         -----------
Raw materials..........................................................         $  18,758          $   16,352
Work in process........................................................             5,811               4,936
Finished goods and purchased stock.....................................            37,237              35,333
                                                                                ---------          ----------
                                                                                $  61,806          $   56,621
                                                                                =========          ==========


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                -----------------------------
                                                                                  1998                1997
                                                                                ---------          ----------
Net sales..............................................................         $  16,647          $   21,616
Costs and expenses.....................................................            18,085              21,187
                                                                                ---------          ----------
Income (loss) from operations..........................................            (1,438)                429
Interest expense.......................................................               352                 423
Income tax expense (benefit)...........................................              (663)                  2
                                                                                ---------          ----------
Net income (loss)......................................................         $  (1,127)         $        4
                                                                                =========          ==========

Company's share of net income (loss)...................................         $    (564)         $        2
                                                                                =========          ==========


NOTE 4 - LONG-TERM DEBT

In March 1998, the Company purchased $72.9 million of its outstanding 11 1/2% Senior Subordinated Notes due August 15, 2003 ("11 1/2% Notes") through a tender offer and consent solicitation. As a result of this transaction, the Company incurred an extraordinary charge of approximately $4.1 million net of income taxes of $2.8 million resulting from the premium paid in connection with the purchase of the 11 1/2% Notes and the write off of debt issuance costs associated with such 11 1/2% Notes.

Simultaneously with the consummation of the tender offer, the Company issued $75 million of 9 1/4% Senior Subordinated Notes due March 1, 2008 (the "9 1/4% Notes") with interest payable semi-annually on March 1 and September 1 commencing September 1, 1998. The 9 1/4% Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all existing and future "Senior Indebtedness" of the Company (as that term is defined in the indenture pursuant to which the 9 1/4% Notes were issued (the
"9 1/4% Note Indenture")).

The 9 1/4% Notes are redeemable at the Company's option, in whole or in part, at any time on or after March 1, 2003, at redemption prices set forth in the 9 1/4%
Note Indenture. The 9 1/4% Note Indenture includes certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends and make other restrictive payments, consummate certain transactions and other matters similar to those which existed under the indenture pursuant to which the 11 1/2% Notes were issued (the "11 1/2% Note Indenture").


NOTE 5 - STOCKHOLDERS' EQUITY

In March 1998, the Company completed an initial public offering ("IPO") of 2,448,120 shares of common stock at an offering price to the public of $16.00 per share. In the IPO, 808,520 shares were sold by the Company and 1,639,600 shares were sold by certain of the Company's stockholders. The offering resulted in an increase in stockholder's equity of $11.5 million.

In connection with the IPO, 1,150,000 shares of Class B common stock were converted into 1,150,000 shares of common stock.


NOTE 6 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   1998               1997
                                                                                ---------          --------
Numerator:
  Numerator for basic and diluted loss per common
    share - loss before extraordinary item.............................         $   (767)         $  (1,130)

Denominator:
  Denominator for basic and diluted loss per common
    share - weighted-average shares....................................            7,829              7,594

Basic and diluted loss per common share................................         $  (0.10)         $   (0.15)
                                                                                ========          =========


NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current period presentation.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                              Quarter Ended March 31,
                                                       -------------------------------------------------------------------
                                                                     1998                                1997
                                                       ------------------------------       ------------------------------
                                                                       Percentage of                       Percentage of
                                                        Amount        Total Net Sales        Amount       Total Net Sales
                                                       ----------     ---------------       ---------     ----------------
Total Company:
   Net sales - Alside...............................   $   64,393             81.9%         $  64,827             81.9%
   Net sales - AmerCable............................       14,257             18.1             14,289             18.1
                                                       ----------          -------          ---------          -------
     Total net sales................................       78,650            100.0             79,116            100.0
   Gross profit.....................................       22,330             28.4             20,015             25.3
   Selling, general and
     administrative expense (1).....................       20,474             26.0             19,302             24.4
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $    1,856              2.4%         $     713               .9%
                                                       ==========          =======          =========          =======

Alside:
   Net sales........................................   $   64,393            100.0%         $  64,827            100.0%
   Gross profit.....................................       19,343             30.0             17,876             27.6
   Selling, general and
     administrative expense.........................       18,642             29.0             17,745             27.4
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $      701              1.0%         $     131               .2%
                                                       ==========          =======          =========          =======

AmerCable:
   Net sales........................................   $   14,257            100.0%         $  14,289            100.0%
   Gross profit.....................................        2,987             21.0              2,139             15.0
   Selling, general and
     administrative expense.........................        1,225              8.6              1,046              7.3
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $    1,762             12.4%         $   1,093              7.7%
                                                       ==========          =======          =========          =======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $607,000 and $511,000 for the three-month periods ended March 31, 1998 and 1997, respectively.


Overview

         The Company's income from operations increased to $1.9 million for the first quarter 1998 as compared to $713,000 for the 1997 period due to increased profitability at both Alside and AmerCable. The Company's net sales were flat for the first quarter 1998 at $78.7 million as compared to $79.1 million for the same period in 1997. The Company's net loss before extraordinary item was $767,000 ($.10 per share) for the 1998 period as compared to a net loss of $1,130,000 ($.15 per share) for the same period in 1997 due to increased operating income and lower interest expense. An extraordinary loss of $4.1 million net of income tax ($0.52 per share) was incurred as a result of the repurchase of $72.9 million of the $75.0 million of 11 1/2% Senior Subordinated Notes due August 15, 2003.

         Alside. Alside's net sales remained relatively flat at $64.4 million for the quarter ended March 31, 1998 as compared to $64.8 million for the same period in 1997 as sales volume was unfavorably impacted by high precipitation. Unit sales of vinyl siding increased 3.8% for the first quarter 1998 as compared to the 1997 period. Unit sales of windows decreased 11.4% due to installation delays by the Company's customers due to inclement weather. Gross profit as a percentage of sales increased to 30.0% for the 1998 period as compared to 27.6% for the same period in 1997 principally due to lower material costs. Income from operations increased $570,000 to $701,000 for the 1998 period due to lower material costs. Selling, general and administrative expense increased to $18.6 million from $17.7 million in 1997 due to increased personnel costs with the addition of supply center personnel and increased bad debt expense of $500,000.

        AmerCable. AmerCable's net sales were flat for the first quarter of 1998 as compared to the 1997 period due primarily to lower copper prices. AmerCable's products are generally priced with copper as a pass through component. Gross profit as a percentage of sales increased to 21% for the 1998 period as compared to 15% for the 1997 period due to improved product mix. Selling, general and administrative expense increased from $1.0 million in 1997 to $1.2 million in 1998 due primarily to increased personnel costs, including profit sharing. Income from operations was $1.8 million for the quarter ended March 31, 1998 as compared to $1.1 million for the same period in 1997.

        Amercord. The Company recorded a loss of $564,000 in the after-tax loss of Amercord for the quarter ended March 31, 1998 as compared with income of $2,000 during the same period in 1997. Amercord's net sales decreased 23% to $16.6 million due to lower tire cord sales volume and lower sales prices for both tire cord and tire bead. Gross profit decreased from $1.1 million in 1997 to $(.8) million in 1998 due primarily to a decrease in average unit sales prices for tire cord and tire bead. Selling, general and administrative expense decreased from $652,000 in 1997 to $597,000 in 1998.

        Net interest expense decreased $350,000 or 13.3% in the quarter ended March 31, 1998 compared to the same period in 1997 due to a decrease in the Company's average borrowing, the repurchase of $72.9 million of 11 1/2% Notes and the issuance of the 9 1/4% Notes.


LIQUIDITY AND CAPITAL RESOURCES

        Borrowings under the Company's existing credit facility were $5.1 million at March 31, 1998, excluding outstanding letters of credit totaling $7.0 million securing $4.9 million of taxable notes and certain other obligations. Because of the seasonal nature of Alside's business, the Company's borrowing requirements are traditionally highest during the second quarter. At March 31, 1998, the Company had an available borrowing capacity of approximately $37.8 million.

        Net cash used by operations was $6.0 million in the quarter ended March 31, 1998 compared with $4.1 million in the same period in 1997. The increase in cash used by operations in the 1998 period was due principally to higher inventories resulting from lower sales for the period ended March 31, 1998 as compared to the 1997 period.

        Capital expenditures totaled $3.9 million for the quarter ended March 31, 1998, compared with $1.9 million during the same period in 1997. Expenditures in the 1998 period were primarily used to increase window welding and assembly capacity and increase vinyl siding extrusion capacity. Presently anticipated capital expenditures for 1998 of $25 million include funds for the construction of a new vinyl siding manufacturing facility to increase vinyl siding extrusion capacity, as well as expenditures to increase window welding capacity and window assembly capacity.

        In March 1998, the Company completed a tender offer and consent solicitation with respect to its 11 1/2% Notes. In the tender offer, the Company purchased $72.9 million of the $75.0 million 11 1/2% Notes. Simultaneously with the consummation of the tender offer, the Company issued $75 million of 9 1/4% Notes. Concurrently with these transactions, the Company completed an initial public offering of 2,448,120 shares of common stock of which 808,520 shares were sold by the Company. The remaining 1,639,600 shares were sold by certain of the Company's stockholders including the holder of the Class B common stock who converted 1,150,000 shares of Class B common stock into common stock on a one-to-one basis in connection with the offering. Net proceeds to the Company, after underwriting discounts and offering expenses, from the common stock and 9 1/4% Note offerings were $11.5 million and $72.4 million, respectively.

        The Company presently intends to redeem the $2.1 million of 11 1/2% Notes that remain outstanding promptly after August 15, 1998, the first date on which the 11 1/2% Notes may be redeemed by the Company under the terms of the 11 1/2% Note Indenture. The applicable redemption price on such date is 104.313% of the outstanding principal amount of the 11 1/2% Notes.

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


EFFECTS OF INFLATION

        The Company believes that the effects of inflation on its operations have not been material during the past two years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price changes. Alside has historically been able to pass on price increases to its customers. No assurances can be given that Alside will continue to be able to pass on any price increases.

Part II     Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders

        On January 28, 1998, stockholders of the Company took action by written consent in lieu of an annual meeting of stockholders to re-elect Richard I. Galland and Gary D. Trabka as directors of the Company to serve for three-year terms expiring at the Company's annual meeting of stockholders to be held in 2001. The Company's other directors are William W. Winspear, Donald L. Kaufman and A.B. Lerner (whose current terms will expire at the Company's 2000 annual meeting of stockholders) and James F. Leary and A.A. Meitz (whose current terms will expire at the Company's 1999 meeting of stockholders). In March 1998, Mr. Trabka resigned as a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          4.1 - Indenture, dated as of March 1, 1998, between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4%
                 Note Indenture").

          4.2  - Senior Subordinated Note issued under the 9 1/4% Note
                 Indenture.

           27 -  Financial Data Schedule.

    (b)   Reports on Form 8-K

          During the quarter ended March 31, 1998, Associated Materials Incorporated filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ASSOCIATED MATERIALS INCORPORATED
                                ---------------------------------
                                          (Registrant)




Date:  May 11, 1998             By: \s\ Robert L. Winspear
                                    -------------------------------------------
                                    Robert L. Winspear
                                    Vice President and Chief Financial Officer





Date:  May 11, 1998             By: \s\ Robert L. Winspear
                                    --------------------------------------------
                                    Robert L. Winspear
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                       Description
------                       -----------

4.1 Indenture, dated as of March 1, 1998, between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note Indenture").

4.2     Senior Subordinated Note issued under the 9 1/4% Note Indenture.

27      Financial Data Schedule.