Form 10-Q
period 1998-06-30
ASSOCIATED MATERIALS INC
filed 1998-08-13
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    F0RM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1998
                                      ----------------------------------------

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                      -----------------  ------------------

                         Commission file number: 0-24956

                        ASSOCIATED MATERIALS INCORPORATED
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        75-1872487
-------------------------------------------------------------------------------
    (State or Other Jurisdiction                        (I.R.S. Employer
  of Incorporation of Organization)                     Identification No.)

2200 Ross Avenue, Suite 4100 East, Dallas, Texas               75201
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code        (214) 220-4600
                                                  -----------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
                     Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No    [ ]


              Shares of Common Stock, $.0025 par value outstanding at August 7, 1998: 6,852,024.

              Shares of Class B Common Stock, $.0025 par value outstanding at August 7, 1998: 1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets................................................................................             1
          June 30, 1998 (Unaudited) and December 31, 1997

      Statements of Operations (Unaudited)..........................................................             2
          Quarter and six months ended June 30, 1998 and 1997

      Statements of Cash Flows (Unaudited)..........................................................             3
          Six months ended June 30, 1998 and 1997

      Notes to Financial Statements (Unaudited).....................................................             4

  Item 2.  Management's Discussion and Analysis of Results of Operations
      and Financial Condition.......................................................................             6


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................            11


SIGNATURES        ..................................................................................            12

Part I.    Financial Information

Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                June 30,       December 31,
                                                                                  1998             1997
                                                                                ----------      ----------
                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ............................................     $    3,131      $    1,935
     Accounts receivable, net .............................................         54,565          49,197
     Inventories ..........................................................         63,239          56,621
     Income taxes receivable ..............................................             --             266
     Other current assets .................................................          4,006           3,291
                                                                                ----------      ----------
Total current assets ......................................................        124,941         111,310
Property, plant and equipment, net ........................................         56,973          53,855
Investment in Amercord Inc. ...............................................          9,500          10,694
Other assets ..............................................................          3,247           2,645
                                                                                ----------      ----------
Total assets ..............................................................     $  194,661      $  178,504
                                                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdrafts ......................................................     $    2,270      $    4,769
     Accounts payable .....................................................         25,120          17,174
     Accrued liabilities ..................................................         22,494          25,862
     Revolving line of credit .............................................             --             564
     Income taxes payable .................................................          2,537              --
     Current portion of long-term debt ....................................          1,750           1,750
                                                                                ----------      ----------
Total current liabilities .................................................         54,171          50,119
Deferred income taxes .....................................................          1,564           1,951
Other liabilities .........................................................          2,862           3,100
Long-term debt ............................................................         79,850          78,600
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized shares - 100,000 at June 30, 1998 and December 31,
              1997
         Issued and outstanding shares - 0 at June 30, 1998 and
              December 31, 1997 ...........................................             --              --
     Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued and outstanding shares - 6,852,024 at June 30, 1998
           and 4,893,504 at December 31, 1997 .............................             17              12
     Common stock, Class B, $.0025 par value:
         Authorized, issued and outstanding shares - 1,550,000 at
           June 30, 1998 and 2,700,000 at December 31, 1997 ...............              4               7
     Less:  Treasury stock, at cost - 41,396 shares at June 30, 1998
         and December 31, 1997 ............................................           (542)           (542)
     Capital in excess of par .............................................         11,988             505
     Retained earnings ....................................................         44,747          44,752
                                                                                ----------      ----------
     Total stockholders' equity ...........................................         56,214          44,734
                                                                                ----------      ----------

Total liabilities and stockholders' equity ................................     $  194,661      $  178,504
                                                                                ==========      ==========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                             Quarter Ended                Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------     --------------------------
                                                          1998            1997           1998            1997
                                                       ----------      ----------     ----------      ----------
Net sales ........................................     $  108,789      $  107,676     $  187,439      $  186,792
Cost of sales ....................................         74,700          74,694        131,020         133,795
                                                       ----------      ----------     ----------      ----------
 ..................................................         34,089          32,982         56,419          52,997
Selling, general and administrative expense ......         22,051          20,827         42,525          40,129
                                                       ----------      ----------     ----------      ----------
Income from operations ...........................         12,038          12,155         13,894          12,868
Interest expense .................................          1,897           2,640          4,180           5,273
                                                       ----------      ----------     ----------      ----------
 . ................................................         10,141           9,515          9,714           7,595
Equity in earnings (loss) of Amercord Inc. .......           (630)            105         (1,194)            107
                                                       ----------      ----------     ----------      ----------
Income before income taxes and extraordinary
   item ..........................................          9,511           9,620          8,520           7,702
Income tax expense ...............................          4,126           3,927          3,902           3,139
                                                       ----------      ----------     ----------      ----------
Income before extraordinary item .................          5,385           5,693          4,618           4,563

Extraordinary loss from retirement of debt, net
   of income taxes ...............................             --              --          4,054              --
                                                       ----------      ----------     ----------      ----------

Net income .......................................     $    5,385      $    5,693     $      564      $    4,563
                                                       ==========      ==========     ==========      ==========



Earnings Per Common Share:

Income before extraordinary item .................     $     0.64      $     0.75     $     0.57      $     0.60

Extraordinary loss from retirement of debt .......             --              --          (0.50)             --
                                                       ----------      ----------     ----------      ----------

Net income per common share ......................     $     0.64      $     0.75     $     0.07      $     0.60
                                                       ==========      ==========     ==========      ==========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item .................     $     0.63      $     0.73     $     0.56      $     0.59

Extraordinary loss from retirement of debt .......             --              --          (0.49)             --
                                                       ----------      ----------     ----------      ----------

Net income per common share - assuming
   dilution ......................................     $     0.63      $     0.73     $     0.07      $     0.59
                                                       ==========      ==========     ==========      ==========



                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                              1998            1997
                                                                           ----------      ----------
OPERATING ACTIVITIES
Net income ...........................................................     $      564      $    4,563
Adjustments to reconcile net income to net cash used by
  operating activities:
     Depreciation and amortization ...................................          3,466           3,131
     Deferred income taxes ...........................................           (387)           (463)
     Equity in (earnings) loss of Amercord Inc. ......................          1,194            (107)
     Loss on sale of assets ..........................................             19              --
     Extraordinary loss on retirement of debt, net of income taxes ...          4,054              --
     Changes in operating assets and liabilities:
        Accounts receivable, net .....................................         (5,368)         (7,491)
        Inventories ..................................................         (6,618)         (4,315)
        Income taxes receivable/payable ..............................          5,644           3,071
        Bank overdrafts ..............................................         (2,499)          1,010
        Accounts payable and accrued liabilities .....................          4,578           9,413
        Other assets and liabilities .................................         (1,294)           (553)
                                                                           ----------      ----------
Net cash provided by operating activities ............................          3,353           8,259

INVESTING ACTIVITIES
Proceeds from sale of assets .........................................             45              --
Additions to property, plant and equipment, net ......................         (6,486)         (4,609)
                                                                           ----------      ----------
Net cash used in investing activities ................................         (6,441)         (4,609)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt .........................         75,000              --
Net proceeds from issuance of common stock ...........................         11,485              --
Net increase (decrease) in revolving line of credit ..................           (564)         (1,803)
Principal payments of long-term debt .................................           (850)           (850)
Principal payments of 11 1/2% Senior Subordinated Notes ..............        (72,900)             --
Prepayment premium on early retirement of debt .......................         (4,809)             --
Debt issuance costs ..................................................         (2,509)             --
Dividends paid .......................................................           (569)           (379)
Treasury stock acquired ..............................................             --            (204)
Options exercised ....................................................             --              58
                                                                           ----------      ----------
Net cash provided by (used in) financing activities ..................          4,284          (3,178)
                                                                           ----------      ----------
Net increase in cash .................................................          1,196             472
Cash at beginning of period ..........................................          1,935           2,384
                                                                           ----------      ----------
Cash at end of period ................................................     $    3,131      $    2,856
                                                                           ==========      ==========

Supplemental information:
Cash paid for interest ...............................................     $    5,176      $    5,262
                                                                           ==========      ==========
Net cash paid for income taxes .......................................     $    1,293      $    1,050
                                                                           ==========      ==========



                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and six months ended June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                    June 30,     December 31,
                                                     1998            1997
                                                  ----------     ----------
Raw materials ...............................     $   18,251     $   16,352
Work in process .............................          5,005          4,936
Finished goods and purchased stock ..........         39,983         35,333
                                                  ----------     ----------
                                                  $   63,239     $   56,621
                                                  ==========     ==========

NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                                    Quarter Ended                Six Months Ended
                                                       June 30,                      June 30,
                                             --------------------------     --------------------------
                                                 1998            1997           1998            1997
                                             ----------      ----------     ----------      ----------
Net sales ..............................     $   16,280      $   18,566     $   32,927      $   40,182
Costs and expenses .....................         17,915          17,861         36,000          39,049
                                             ----------      ----------     ----------      ----------
Income (loss) from operations ..........         (1,635)            705         (3,073)          1,133
Interest expense .......................            366             376            718             799
Income tax expense (benefit) ...........           (740)            120         (1,403)            120
                                             ----------      ----------     ----------      ----------

Net income (loss) ......................     $   (1,261)     $      209     $   (2,388)     $      214
                                             ==========      ==========     ==========      ==========

Company's share of net income (loss) ...     $     (630)     $      105     $   (1,194)     $      107
                                             ==========      ==========     ==========      ==========


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


NOTE 6 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Quarter Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                            ---------------------     ---------------------
                                                              1998         1997         1998         1997
                                                            --------     --------     --------     --------
Numerator:
  Numerator for basic and diluted loss per common
    share - income before extraordinary item ..........     $  5,385     $  5,693     $  4,618     $  4,563

Denominator:
  Denominator for basic earnings per common
    share - weighted-average shares ...................        8,402        7,594        8,117        7,594

Effect of dilutive securities:
  Employee stock options ..............................          158          191          158          191
                                                            --------     --------     --------     --------

Denominator for diluted earnings per common share -
  adjusted weighted-average shares ....................        8,560        7,785        8,275        7,785
                                                            ========     ========     ========     ========

Basic earnings per common share .......................     $   0.64     $   0.75     $   0.57     $   0.60
                                                            ========     ========     ========     ========

Diluted earnings per common share .....................     $   0.63     $   0.73     $   0.56     $   .059
                                                            ========     ========     ========     ========

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                            Quarter Ended June 30,
                                                       -----------------------------------------------------------------------
                                                                  1998                                1997
                                                       ----------------------------------   ----------------------------------
                                                                         Percentage of                       Percentage of
                                                         Amount         Total Net Sales      Amount         Total Net Sales
                                                       ----------    --------------------   ---------    ---------------------
Total Company:
   Net sales - Alside...............................   $   94,961             87.3%         $  94,165             87.5%
   Net sales - AmerCable............................       13,828             12.7             13,511             12.5
                                                       ----------          -------          ---------          -------
     Total net sales................................      108,789            100.0            107,676            100.0
   Gross profit.....................................       34,089             31.3             32,982             30.6
   Selling, general and
     administrative expense (1).....................       22,051             20.2             20,827             19.3
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $   12,038             11.1%         $  12,155             11.3%
                                                       ==========          =======          =========          =======

Alside:
   Net sales........................................   $   94,961            100.0%         $  94,165            100.0%
   Gross profit.....................................       31,140             32.8             30,835             32.7
   Selling, general and
     administrative expense.........................       20,129             21.2             19,058             20.2
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $   11,011             11.6%         $  11,777             12.5%
                                                       ==========          =======          =========          =======

AmerCable:
   Net sales........................................   $   13,828            100.0%         $  13,511            100.0%
   Gross profit.....................................        2,949             21.3              2,147             15.9
   Selling, general and
     administrative expense.........................        1,325              9.6              1,123              8.3
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $    1,624             11.7%         $   1,024              7.6%
                                                       ==========          =======          =========          =======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $597,000 and $646,000 for the quarters ended June 30, 1998 and 1997, respectively.

Overview

         General. The Company's sales increased 1.0% to $108.8 million for the second quarter of 1998 as compared to the same period in 1997 due to flat sales at the Company's Alside and AmerCable divisions. Income from operations decreased by $117,000 to $12.0 million as higher profits from AmerCable were offset by lower profits from Alside. The Company's income before extraordinary item was $5.4 million, or $.63 per share on 8.6 million weighted average shares for the second quarter of 1998 as compared to $5.7 million or $.73 per share on
7.8 million weighted average shares in the second quarter of 1997 due to higher income tax expense and a decrease in equity of the earnings of the Company's affiliate, Amercord. The increase in weighted average shares was the result of an equity offering completed in March of 1998.

         Alside. Alside's net sales increased 1% to $95.0 million for the quarter ended June 30, 1998 as compared to the 1997 period as higher sales of vinyl siding products were partially offset by a decrease in sales of vinyl windows. Unit sales of vinyl siding increased by 4.9% in 1998 while average selling prices were flat for the quarter ended June 30, 1998 as compared to the 1997 period. Unit sales of windows decreased 11.2% for the quarter ended June 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of net sales remained consistent for the 1998 and 1997 quarters. Selling, general and administrative expense increased 5.6% to $20.1 million for the quarter ended June 30, 1998 due primarily to higher personnel costs, higher advertising expenditures and higher lease expense as well as the opening of 3 additional Supply Centers. Income from operations decreased $766,000 or 6.5% to $11.0 million for the quarter ended June 30, 1998 as compared to $11.8 million for the same period in 1997 due primarily to higher selling, general and administrative expenses.

         AmerCable. Net sales increased slightly to $13.8 million for the quarter ended June 30, 1998 as higher sales volume was offset by lower copper prices. AmerCable's sales for the quarter ended June 30, 1998 would have increased by 9.7% had copper prices remained at 1997 levels. AmerCable's products are generally priced with copper as a pass through component. Gross profit as a percentage of sales increased to 21.3% for the quarter ended June 30, 1998 as compared to 15.9% for the same period in 1997 principally due to improved product mix. Selling, general and administrative expenses increased 18.0% to $1.3 million due primarily to higher personnel costs including incentive compensation. AmerCable's income from operations increased by 58.6% to $1.6 million in the quarter ended June 30, 1998 due to the higher gross profits discussed above.

         Amercord. The Company recorded a loss of $630,000 for its equity in the after-tax loss of Amercord for the quarter ended June 30, 1998 as compared to income of $105,000 during the same period in 1997. Amercord's net sales decreased 12.3% to $16.3 million for the quarter ended June 30, 1998 due primarily to lower sales prices for both tire cord and tire bead. Gross profit decreased to $(1.0) million for the quarter ended June 30, 1998 as compared to $1.7 million for the same period in 1997 due primarily to a decrease in average unit sales prices for tire cord and tire bead. Selling, general and administrative expense decreased from $967,000 for the quarter ended June 30, 1997 to $631,000 for the same period in 1998 due to lower research and development expenditures.

         Other. Net interest expense decreased $743,000 or 28.1% for the quarter ended June 30, 1998 as compared to the same period in 1997 due to a decrease in the Company's borrowing, the repurchase of $72.9 million of 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded interest income of $97,000 related to an income tax refund.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                                             Six Months Ended June 30,
                                                       ----------------------------------------------------------------------
                                                                  1998                                 1997
                                                       ---------------------------------    ---------------------------------
                                                                        Percentage of                        Percentage of
                                                          Amount       Total Net Sales         Amount       Total Net Sales
                                                       -----------   -------------------    -----------   -------------------
Total Company:
   Net sales - Alside...............................   $   159,354            85.0%         $   158,992           85.1%
   Net sales - AmerCable............................        28,085            15.0               27,800           14.9
                                                       -----------         -------          -----------        -------
     Total net sales................................       187,439           100.0              186,792          100.0
   Gross profit.....................................        56,419            30.1               52,997           28.4
   Selling, general and
     administrative expense (1).....................        42,525            22.7               40,129           21.5
                                                       -----------         -------          -----------        -------
   Income from operations...........................   $    13,894             7.4%         $    12,868            6.9%
                                                       ===========         =======          ===========        =======

Alside:
   Net sales........................................   $   159,354           100.0%         $   158,992          100.0%
   Gross profit.....................................        50,483            31.6               48,711           30.6
   Selling, general and
     administrative expense.........................        38,771            24.3               36,803           23.1
                                                       -----------         -------          -----------        -------
   Income from operations...........................   $    11,712             7.3%         $    11,908            7.5%
                                                       ===========         =======          ===========        =======

AmerCable:
   Net sales........................................   $    28,085           100.0%         $    27,800          100.0%
   Gross profit.....................................         5,936            21.1                4,286           15.4
   Selling, general and
     administrative expense.........................         2,550             9.1                2,169            7.8
                                                       -----------         -------          -----------        -------
   Income from operations...........................   $     3,386            12.0%         $     2,117            7.6%
                                                       ===========         =======          ===========        =======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,204,000 and $1,157,000 for the six-month periods ended June 30, 1998 and 1997, respectively.


Overview

The Company's net sales were flat at $187.4 million for the six months ended June 30, 1998 as compared to $186.8 million of the same period in 1997. Income from operations increased by $1.0 million or 8.0% to $13.9 million for the six months ended June 30, 1998 due to increased profitability at the Company's AmerCable division. The Company's income before extraordinary item increased slightly to $4.6 million ($0.56 per share) for the six months ended June 30, 1998 as compared to $4.6 million ($0.59 per share) for the same period in 1997 as higher income from operations was offset by lower earnings from the Company's Amercord affiliate. The weighted average number of shares increased to 8.3 million for the six months ended June 30, 1998 as compared to 7.8 million for the same period 1997 as a result of the Company's equity offering completed in March 1998. An extraordinary loss of $4.1 million net of income tax was incurred as a result of the repurchase of $72.9 million of the $75 million of 11 1/2% Senior Subordinated Notes due August 15, 2003.

         Alside. Alside's net sales for the six months ended June 30, 1998 increased slightly to $159.4 million as compared to $159.0 million for the same period in 1997. Alside's higher sales of vinyl siding products were offset by lower sales of vinyl windows. Unit sales of vinyl windows for the six months ended June 30, 1998 decreased 11.2% while vinyl siding unit sales increased 4.4% as compared to the same period in 1997. Gross profit as a percentage of net sales increased to 31.6% for the six months ended June 30, 1998 as compared to 30.6% for the same period in 1997 due to lower raw material costs, primarily vinyl resin. Selling, general and administrative expense increased 5.3% to $38.8 million for the six months ended June 30, 1998 due primarily to higher personnel costs, higher advertising expenditures and higher lease expense as well as the opening of additional Supply

Centers. Income from operations decreased 1.6% to $11.7 million for the six months ended June 30, 1998 as compared to $11.9 million for the same period in 1997 as improved gross profits were more than offset by increased selling, general and administrative expenses.

         AmerCable. AmerCable's net sales increased slightly to $28.1 million for the six months ended June 30, 1998 as compared to $27.8 million in the 1997 period as higher sales volume was partially offset by lower copper prices. Had copper prices remained at 1997 levels, AmerCable's sales for the six months ended June 30, 1998 would have increased by 8.1%. Gross profit increased $1.7 million or 38.5% for the six months ended June 30, 1998 as compared to the 1997 period principally due to a more favorable product mix. Selling, general and administrative expenses increased to $2.6 million due primarily to higher personnel costs. Income from operations increased to $3.4 million for the six months ended 1998 as compared to $2.1 million for the same period in 1997 due to the factors discussed above.

         Amercord. The Company recorded a loss of $1.2 million for its equity in the after-tax loss of Amercord for the six months ended June 30, 1998 as compared to income of $107,000 during the same period in 1997. Amercord's net sales decreased 18.1% to $32.9 million for the six months ended June 30, 1998 due to lower tire cord sales volume and lower unit sales prices for both tire cord and tire bead. Gross profit decreased to $(1.8) million for the six months ended June 30, 1998 as compared to $2.8 million for the same period in 1997 primarily due to the lower average selling prices for tire cord and tire bead. Selling, general and administrative expense decreased to $1.2 million for the six months ended June 30, 1998 from $1.6 million for the same period in 1997.

         Other. Net interest expense decreased $1.1 million or 20.7% for the six months ended June 30, 1998 as compared to the same period in 1997 due to a decrease in the Company's borrowing, the repurchase of $72.9 million of 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded interest income of $97,000 related to an income tax refund.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had cash and cash equivalents of $3.1 million and available borrowing capacity of approximately $43.4 million under its existing credit facility. Outstanding letters of credit totaled $6.6 million securing $4.5 million of taxable notes and certain other obligations.

Net cash provided by operations was $3.4 million in the six months ended June 30, 1998 compared with $8.3 in the same period in 1997. The decrease in cash provided by operations in the 1998 period was due principally to lower payables for the period ended June 30, 1998 as compared to the 1997 period.

Capital expenditures totaled $6.5 million for the six months ended June 30, 1998, compared with $4.6 million during the same period in 1997. Expenditures in the 1998 period were primarily used to increase window welding and assembly capacity and increase vinyl siding extrusion capacity.

The Company expects to begin construction on its new vinyl siding facility in August 1998 with the anticipation that the facility will be operational by April 1999. Due to the delay in the commencement of construction, a portion of the capital expenditures planned for 1998 will be realized in early 1999.

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

The Company has given notice to redeem the $2.1 million principal amount of 11 1/2% Notes that remain outstanding on August 17, 1998. The applicable redemption price on such date is 104.313% of the outstanding principal amount of the 11 1/2% Notes.

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


CERTAIN FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Part II     Other Information


Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              27    Financial Data Schedule.

        (b)   Reports on Form 8-K

              During the quarter ended June 30, 1998, Associated Materials Incorporated filed no Current Reports on Form 8-K.

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




                                ASSOCIATED MATERIALS INCORPORATED
                                ---------------------------------
                                          (Registrant)




Date:  August 13, 1998          By: \s\ Robert L. Winspear
                                    -------------------------------------
                                    Robert L. Winspear, Vice President,
                                    Vice President and Chief Financial Officer







Date:  August 13, 1998              \s\ Robert L. Winspear
                                    -------------------------------------
                                    Robert L. Winspear, Vice President,
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit
   Number                             Description
   ------                             -----------
     27                          Financial Data Schedule