Form 10-Q
period 1998-09-30
ASSOCIATED MATERIALS INC
filed 1998-11-13
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    F0RM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended      September 30, 1998
                                       -----------------------------------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

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

Yes    X     No
     -----       -----

                     Shares of Common Stock, $.0025 par value outstanding at November 13, 1998:      6,852,024
                 Shares of Class B Common Stock, $.0025 par value outstanding at November 13, 1998:     1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                                                          Page No.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets................................................................................          1
          September 30, 1998 (Unaudited) and December 31, 1997

      Statements of Operations (Unaudited)..........................................................          2
          Quarter and nine months ended September 30, 1998 and 1997

      Statements of Cash Flows (Unaudited)..........................................................          3
          Nine months ended September 30, 1998 and 1997

      Notes to Financial Statements (Unaudited).....................................................          4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.............................................................          7


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................         13


SIGNATURES        ..................................................................................         14


Part I.  Financial Information
Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                         September 30,     December 31,
                                                                                            1998              1997
                                                                                          -----------      -----------
                                                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ......................................................      $   9,233       $   1,935
     Accounts receivable, net .......................................................         53,450          49,197
     Inventories ....................................................................         63,745          56,621
     Income taxes receivable ........................................................             --             266
     Other current assets ...........................................................          3,311           3,291
                                                                                           ---------       ---------
Total current assets ................................................................        129,739         111,310
Property, plant and equipment, net ..................................................         58,386          53,855
Investment in Amercord Inc. .........................................................          9,355          10,694
Other assets ........................................................................          3,197           2,645
                                                                                           ---------       ---------
Total assets ........................................................................      $ 200,677       $ 178,504
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdrafts ................................................................      $      --       $   4,769
     Accounts payable ...............................................................         24,844          17,174
     Accrued liabilities ............................................................         26,542          25,862
     Revolving line of credit .......................................................             --             564
     Income taxes payable ...........................................................          4,150              --
     Current portion of long-term debt ..............................................          4,050           1,750
                                                                                           ---------       ---------
Total current liabilities ...........................................................         59,586          50,119
Deferred income taxes ...............................................................          1,404           1,951
Other liabilities ...................................................................          2,785           3,100
Long-term debt ......................................................................         75,000          78,600
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized shares - 100,000 at September 30, 1998 and December 31, 1997
         Issued and outstanding shares - 0 at September 30, 1998 and
              December 31, 1997 .....................................................             --              --
     Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued and outstanding shares - 6,852,024 at September 30, 1998
           and 4,893,504 at December 31, 1997 .......................................             17              12
     Common stock, Class B, $.0025 par value:
         Authorized, issued and outstanding shares - 1,550,000 at
           September 30, 1998 and 2,700,000 at December 31, 1997 ....................              4               7
     Less:  Treasury stock, at cost - 41,396 shares at September 30, 1998
         and December 31, 1997 ......................................................           (542)           (542)
     Capital in excess of par .......................................................         11,988             505
     Retained earnings ..............................................................         50,435          44,752
                                                                                           ---------       ---------
     Total stockholders' equity .....................................................         61,902          44,734
                                                                                           ---------       ---------

Total liabilities and stockholders' equity ..........................................      $ 200,677       $ 178,504
                                                                                           =========       =========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                    Quarter Ended                   Nine Months Ended
                                                                     September 30,                     September 30,
                                                            ----------------------------      ----------------------------
                                                               1998              1997            1998              1997
                                                            -----------      -----------      -----------      -----------
Net sales..............................................     $   114,201      $   111,127      $   301,640      $   297,919
Cost of sales..........................................          77,671           78,511          208,691          212,306
                                                            -----------      -----------      -----------      -----------
                                                                 36,530           32,616           92,949           85,613
Selling, general and administrative expense............          23,956           21,517           66,481           61,646
                                                            -----------      -----------      -----------      -----------
Income from operations.................................          12,574           11,099           26,468           23,967
Interest expense.......................................           1,802            2,228            5,982            7,501
                                                            -----------      -----------      -----------      -----------

Equity in loss of Amercord Inc.........................            (645)            (731)          (1,839)            (624)
                                                            -----------      -----------      -----------      -----------
Income before income taxes and extraordinary
   item................................................          10,127            8,140           18,647           15,842
Income tax expense.....................................           4,386            3,596            8,288            6,735
                                                            -----------      -----------      -----------      -----------
Income before extraordinary item.......................           5,741            4,544           10,359            9,107

Extraordinary loss from retirement of debt, net
   of income taxes.....................................             (53)               -           (4,107)               -
                                                            -----------      -----------      -----------      -----------

Net income.............................................     $     5,688      $     4,544      $     6,252      $     9,107
                                                            ===========      ===========      ===========      ===========



Earnings Per Common Share:

Income before extraordinary item.......................     $      0.68      $      0.60      $      1.26      $      1.20

Extraordinary loss from retirement of debt.............               -                -            (0.50)               -
                                                            -----------      -----------      -----------      -----------

Net income per common share............................     $      0.68      $      0.60      $      0.76      $      1.20
                                                            ===========      ===========      ===========      ===========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item.......................     $      0.67      $      0.58      $      1.23      $      1.17

Extraordinary loss from retirement of debt.............               -                -             0.49                -
                                                            -----------      -----------      -----------      -----------

Net income per common share - assuming
   dilution............................................     $      0.67      $      0.58      $      0.74      $      1.17
                                                            ===========      ===========      ===========      ===========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                   1998           1997
                                                                                 --------       --------
OPERATING ACTIVITIES
Net income ................................................................      $  6,252       $  9,107
Adjustments to reconcile net income to net cash used by
  operating activities:
     Depreciation and amortization ........................................         5,374          4,741
     Deferred income taxes ................................................          (547)         1,062
     Equity in loss of Amercord Inc. ......................................         1,839            624
     Loss on sale of assets ...............................................            19             --
     Extraordinary loss on retirement of debt, net of income taxes ........         4,107             --
     Changes in operating assets and liabilities:
        Accounts receivable, net ..........................................        (4,253)        (7,625)
        Inventories .......................................................        (7,124)        (4,735)
        Income taxes receivable/payable ...................................         7,294          2,228
        Bank overdrafts ...................................................        (4,769)           324
        Accounts payable and accrued liabilities ..........................         8,350         11,034
        Other assets and liabilities ......................................          (721)           (93)
                                                                                 --------       --------
Net cash provided by operating activities .................................        15,821         16,667

INVESTING ACTIVITIES
Proceeds from sale of assets ..............................................            45             --
Additions to property, plant and equipment ................................        (9,712)        (6,307)
Investment in Amercord Inc. ...............................................          (500)            --
                                                                                 --------       --------
Net cash used in investing activities .....................................       (10,167)        (6,307)
                                                                                 --------       --------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ..................................        75,000             --
Net proceeds from issuance of common stock ................................        11,485             --
Net decrease in revolving line of credit ..................................          (564)        (8,089)
Principal payments of long-term debt ......................................        (1,300)        (1,300)
Principal payments of 11 1/2% Senior Subordinated Notes ...................       (75,000)            --
Prepayment premium on early retirement of debt ............................        (4,899)            --
Debt issuance costs .......................................................        (2,509)            --
Dividends paid ............................................................          (569)          (379)
Treasury stock acquired ...................................................            --           (542)
Options exercised .........................................................            --            161
                                                                                 --------       --------
Net cash provided by (used in) financing activities .......................         1,644        (10,149)
                                                                                 --------       --------
Net increase in cash ......................................................         7,298            211
Cash at beginning of period ...............................................         1,935          2,384
                                                                                 --------       --------
Cash at end of period .....................................................      $  9,233       $  2,595
                                                                                 ========       ========

Supplemental information:
Cash paid for interest ....................................................      $  8,857       $  9,940
                                                                                 ========       ========
Net cash paid for income taxes ............................................      $  2,966       $  3,445
                                                                                 ========       ========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and nine months ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                                             September 30,         December 31,
                                                                                 1998                 1997
                                                                             -------------         ------------
Raw materials..........................................................         $  18,482          $   16,352
Work in process........................................................             5,167               4,936
Finished goods and purchased stock.....................................            40,096              35,333
                                                                                ---------          ----------
                                                                                $  63,745          $   56,621
                                                                                =========          ==========


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                                   Quarter Ended               Nine Months Ended
                                                   September 30,                 September 30,
                                              -----------------------       -----------------------
                                                1998           1997           1998           1997
                                              --------       --------       --------       --------
Net sales ..............................      $ 15,565       $ 17,377       $ 48,492       $ 57,559
Costs and expenses .....................        17,270         19,327         53,270         58,376
                                              --------       --------       --------       --------
Loss from operations ...................        (1,705)        (1,950)        (4,778)          (817)
Interest expense .......................           343            373          1,061          1,172
Income tax benefit .....................          (758)          (860)        (2,161)          (740)
                                              --------       --------       --------       --------

Net loss ...............................      $ (1,290)      $ (1,463)      $ (3,678)      $ (1,249)
                                              ========       ========       ========       ========

Company's share of net loss ............      $   (645)      $   (731)      $ (1,839)      $   (624)
                                              ========       ========       ========       ========


Amercord has retained McDonald & Company Securities, Inc. to serve as its financial advisor in connection with the possible sale of Amercord. The Company is also investigating other possibilities which would involve its continued investment in Amercord. There can be no assurance as to whether any sale of Amercord can be completed or the terms or timing thereof.

Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has entered into a forbearance agreement pursuant to which the lender has agreed not to exercise certain rights under the credit agreement through December 31, 1998, subject to certain conditions. In connection with the forbearance agreement, Associated Materials and Ivaco, Inc. each made a $500,000 capital contribution to Amercord. In addition, Associated Materials has guaranteed up to $2,000,000 of borrowings under Amercord's credit agreement.


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

On August 17, 1998, the Company redeemed the $2.1 million principal amount of 11 1/2% Notes that remained outstanding after the tender offer. As a result of this transaction, the Company incurred an extraordinary charge of approximately $53,000 net of income taxes of $37,000 resulting from the premium paid in connection with the redemption.


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

On October 27, 1998 the Company's Board of Directors approved a stock repurchase program of up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors.

NOTE 6 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Quarter Ended                Nine Months Ended
                                                                           September 30,                 September 30,
                                                                      ------------------------      -------------------------
                                                                        1998           1997           1998            1997
                                                                      --------       ---------      ---------       ---------
Numerator:
  Numerator for basic and diluted loss per common
    share - income before extraordinary item...................       $  5,741       $   4,544      $  10,359       $   9,107

Denominator:
  Denominator for basic earnings per common
    share - weighted-average shares............................          8,402           7,610          8,213           7,614

Effect of dilutive securities:
  Employee stock options.......................................            133             162            232             162
                                                                      --------       ---------      ---------       ---------

Denominator for diluted earnings per common share -
  adjusted weighted-average shares.............................          8,535           7,772          8,445           7,776
                                                                      ========       =========      =========       =========

Basic earnings per common share................................       $   0.68       $    0.60      $    1.26       $    1.20
                                                                      ========       =========      =========       =========

Diluted earnings per common share..............................       $   0.67       $    0.58      $    1.23       $    1.17
                                                                      ========       =========      =========       =========


Options to purchase 140,000 shares of common stock with a weighted average exercise price of $13.14 per share were outstanding during the quarter ended September 30, 1998 but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock during the period. Options to purchase 40,000 shares of common stock with an exercise price of $16.00 per share were outstanding for the nine months ended September 30, 1998 but were excluded from the diluted EPS calculation for the same reason as stated above.


NOTE 7 - ACCOUNTING CHANGES

In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised disclosure requirements for pension and other postretirement plans and standardized footnote disclosures. The Statement, which is effective for fiscal years beginning after December 15, 1997, does not change the measurement or recognition of benefit costs.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The Company believes this statement will have no effect on the Company's financial position, results of operations or cash flows.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                            Quarter Ended September 30,
                                                       ------------------------------------------------------------------
                                                                  1998                                1997
                                                       -------------------------------      -----------------------------
                                                                        Percentage of                      Percentage of
                                                         Amount        Total Net Sales        Amount      Total Net Sales
                                                       ----------      ---------------      ---------     ---------------
Total Company:

   Net sales - Alside...............................   $  102,593             89.8%         $  98,483             88.6%
   Net sales - AmerCable............................       11,608             10.2             12,644             11.4
                                                       ----------          -------          ---------          -------
     Total net sales................................      114,201            100.0            111,127            100.0
   Gross profit.....................................       36,530             32.0             32,616             29.3
   Selling, general and
     administrative expense (1).....................       23,956             21.0             21,517             19.4
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $   12,574             11.0%         $  11,099              9.9%
                                                       ==========          =======          =========          =======

Alside:
   Net sales........................................   $  102,593            100.0%         $  98,483            100.0%
   Gross profit.....................................       34,108             33.2             30,203             30.7
   Selling, general and
     administrative expense.........................       22,010             21.4             19,646             20.0
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $   12,098             11.8%         $  10,557             10.7%
                                                       ==========          =======          =========          =======

AmerCable:
   Net sales........................................   $   11,608            100.0%         $  12,644            100.0%
   Gross profit.....................................        2,422             20.9              2,413             19.1
   Selling, general and
     administrative expense.........................        1,206             10.4              1,126              8.9
                                                       ----------          -------          ---------          -------
   Income from operations...........................   $    1,216             10.5%         $   1,287             10.2%
                                                       ==========          =======          =========          =======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $740,000 and $745,000 for the quarters ended September 30, 1998 and 1997, respectively.

Overview

         General. The Company's net sales increased $3.1 million to $114.2 million for the quarter ended September 30, 1998 as compared to the same period in 1997 due to higher sales by the Company's Alside division. Income from operations increased $1.5 million or 13.3% for the third quarter of 1998 as compared to the same period in 1997 due to higher profits at the Company's Alside division. The Company's net income was $5.7 million, or $0.67 per share on 8.5 million weighted average shares for the third quarter of 1998 as compared to $4.5 million, or $0.58 per share on 7.8 million weighted average shares in the third quarter of 1997 due to higher income from operations and lower interest expense. The increase in weighted average shares was the result of an equity offering completed in March of 1998. An extraordinary loss of $53,000 net of income tax was incurred as a result of the redemption of the remaining $2.1 million of the $75 million 11 1/2% Senior Subordinated Notes due August 15, 2003.

         Alside. Net sales increased $4.1 million or 4.2% to $102.6 million for the third quarter of 1998 as compared to the same period in 1997 due primarily to increased sales volume of vinyl siding. Unit sales of vinyl siding increased 8.8% while unit sales of windows decreased 9.3% for the third quarter of 1998 as compared to the same period in 1997. Gross profit as a percentage of sales increased to 33.2% for the third quarter of 1998 as compared to 30.7% for the same period in 1997 due primarily to lower vinyl resin prices. Selling, general and administrative expense increased to $22.0 million or 12.0% for the third quarter of 1998 as compared to the same period in 1997 due primarily to higher personnel costs and a litigation claim. Income from operations increased 14.6% to $12.1 million for third quarter of 1998 as compared to $10.6 million for the same period in 1997 due to improved profitability which was partially offset by higher selling, general and administrative expense.

         AmerCable. AmerCable's net sales decreased 8.2% to $11.6 million for the third quarter ended September 30, 1998 as compared to the same period in 1997 due to lower copper prices. AmerCable's products are generally sold with copper as a pass-through component. Gross profit as a percentage of sales increased to 20.9% for the third quarter of 1998 as compared to 19.1% for the same period in 1997 due to improved product mix. Selling, general and administrative expense increased 7.1% to $1.2 million for the third quarter of 1998 as compared to 1997 due to higher personnel costs. Income from operations as a percentage of sales increased slightly to 10.5% for the 1998 period as compared to 10.2% for the 1997 period as higher profits were partially offset by higher selling, general and administrative expense.

         Amercord. The Company recorded a loss of $645,000 (or $0.07 per share) for its equity in the after-tax loss of Amercord for the quarter ended September 30, 1998 as compared to a loss of $731,000 for the same period in 1997. Amercord's net sales decreased $1.8 million to $15.6 million for the quarter ended September 30, 1998 due primarily to lower tire cord volume and lower sales prices for both tire bead and tire cord. Gross profit increased to $(1.1) million for the quarter ended September 30, 1998 as compared to $(1.4) million for the same period in 1997 due primarily to improved manufacturing efficiency which was partially offset by lower sales prices. Selling, general and administrative expense decreased from $581,000 for the quarter ended September 30, 1997 to $557,000 for the same period in 1998 due to lower research and development expenditures.

         Other. Net interest expense decreased $426,000 or 19.1% for the quarter ended September 30, 1998 as compared to the same period in 1997 due to a decrease in the Company's borrowings, the repurchase of the 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded investment interest income of $66,000.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                                          Nine Months Ended September 30,
                                                       ------------------------------------------------------------------
                                                                  1998                                1997
                                                       -------------------------------      -----------------------------
                                                                        Percentage of                      Percentage of
                                                         Amount        Total Net Sales        Amount      Total Net Sales
                                                       ----------      ---------------      ---------     ---------------
Total Company:
   Net sales - Alside...............................   $   261,947            86.8%         $   257,475           86.4%
   Net sales - AmerCable............................        39,693            13.2               40,444           13.6
                                                       -----------         -------          -----------        -------
     Total net sales................................       301,640           100.0              297,919          100.0
   Gross profit.....................................        92,949            30.8               85,613           28.7
   Selling, general and
     administrative expense (1).....................        66,481            22.0               61,646           20.7
                                                       -----------         -------          -----------        -------
   Income from operations...........................   $    26,468             8.8%         $    23,967            8.0%
                                                       ===========         =======          ===========        =======

Alside:
   Net sales........................................   $   261,947           100.0%         $   257,475          100.0%
   Gross profit.....................................        84,591            32.3               78,914           30.6
   Selling, general and
     administrative expense.........................        60,781            23.2               56,449           21.9
                                                       -----------         -------          -----------        -------
   Income from operations...........................   $    23,810             9.1%         $    22,465            8.7%
                                                       ===========         =======          ===========        =======

AmerCable:
   Net sales........................................   $    39,693           100.0%         $    40,444          100.0%
   Gross profit ....................................         8,358            21.1                6,699           16.6
   Selling, general and
     administrative expense.........................         3,756             9.5                3,295            8.2
                                                       -----------         -------          -----------        -------
   Income from operations...........................   $     4,602            11.6%         $     3,404            8.4%
                                                       ===========         =======          ===========        =======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,944,000 and $1,902,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

Overview

         General. The Company's net sales increased $3.7 million to $301.6 million for the nine months ended September 30, 1998 as compared to the same period in 1997 due to higher sales by the Company's Alside division. Income from operations increased $2.5 million or 10.4% for the nine months ended September 30, 1998 as compared to the same period in 1997 due to higher profits at the Company's Alside and AmerCable divisions. The Company's income before extraordinary item was $10.4 million, or $1.23 per share on 8.4 million weighted average shares for the nine months ended September 30, 1998 as compared to $9.1 million, or $1.17 per share on 7.8 million weighted average shares in the same period in 1997 due to higher income from operations. The increase in weighted average shares was the result of an equity offering completed in March of 1998. An extraordinary loss of $4.1 million net of income tax was incurred as a result of the repurchase of the $75 million 11 1/2% Senior Subordinated Notes due August 15, 2003.

         Alside. Net sales increased $4.5 million to $261.9 million for the nine months ended September 30, 1998 as compared to the same period in 1997 due primarily to increased sales volume of vinyl siding. Unit sales of vinyl siding increased 6.1% while unit sales of windows decreased 10.5% for the nine months ended September 30, 1998 as compared to the same period in 1997. Gross profit as a percentage of sales increased to 32.3% for the 1998 period as compared to 30.6% for the 1997 period due primarily to lower vinyl resin prices. Selling, general and administrative expense increased 7.7% to $60.8 million for the 1998 period as compared to the same period in 1997 due primarily to higher personnel costs, higher advertising expenditures and higher lease expense. Income from operations increased to $23.8 million for the 1998 period as compared to $22.5 million for the same period in 1997 due to improved profitability which was partially offset by higher selling, general and administrative expense.

         AmerCable. AmerCable's net sales decreased 1.9% to $39.7 million for the nine months ended September 30, 1998 as compared to the same period in 1997 due primarily to lower copper prices. AmerCable's products are generally sold with copper as a pass-through component. Gross profit as a percentage of sales increased to 21.1% for the nine months ended September 30, 1998 as compared to 16.6% for the same period in 1997 due to improved product mix. Selling, general and administrative expense increased 14.0% to $3.8 million for the nine months ended September 30, 1998 as compared to 1997 due to higher personnel costs. Income from operations as a percentage of sales increased to 11.6% for the 1998 period as compared to 8.4% for the 1997 period as higher profits were partially offset by higher selling, general and administrative expense.

         Amercord. The Company recorded a loss of $1.8 million (or $0.22 per share) for its equity in the after-tax loss of Amercord for the nine months ended September 30, 1998 as compared to a loss of $624,000 for the same period in 1997. Amercord's net sales decreased $9.1 million to $48.5 million for the nine months ended September 30, 1998 due to lower sales volume and lower sales prices for both tire bead and tire cord. Gross profit decreased to $(2.9) million for the nine months ended September 30, 1998 as compared to $1.4 million for the same period in 1997 due almost exclusively to lower sales prices. Average per unit sales prices decreased approximately 7% for the nine months ended September 30, 1998. Selling, general and administrative expense decreased from $2.2 million for the nine months ended September 30, 1997 to $1.8 million for the same period in 1998 due to lower research and development expenditures.

         Other. Net interest expense decreased $1.5 million or 20.3% for the nine months ended September 30, 1998 as compared to the same period in 1997 due to a decrease in the Company's borrowings, the repurchase of the 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded interest income of $169,000.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998 the Company had cash and cash equivalents of $9.2 million and available borrowing capacity of approximately $41.9 million under its existing credit facility. Outstanding letters of credit totaled $8.1 million securing $4.1 million of taxable notes, $2.0 million of borrowings under Amercord's credit agreement and certain other obligations.

         Net cash provided by operations was $15.8 million in the nine months ended September 30, 1998 compared with $16.7 in the same period in 1997. The decrease in cash provided by operations in the 1998 period was due principally to lower net income for the period ended September 30, 1998 as compared to the 1997 period.

         Capital expenditures totaled $9.7 million for the nine months ended September 30, 1998, compared with $6.3 million during the same period in 1997. Expenditures in the 1998 period were primarily used to increase window welding and assembly capacity and increase vinyl siding extrusion and blending capacity. The Company began construction on its new vinyl siding facility in August 1998 with the anticipation that the facility will be operational by April 1999. Due to the delay in the commencement of construction, a portion of the capital expenditures planned for 1998 will be incurred in early 1999.

         In March 1998, the Company completed a tender offer and consent solicitation with respect to its 11 1/2% Notes. In the tender offer, the Company purchased $72.9 million of the $75.0 million 11 1/2% Notes. Simultaneously with the consummation of the tender offer, the Company issued $75 million of 9 1/4% Notes. Concurrently with these transactions, the Company completed an initial public offering of 2,448,120 shares of common stock of which 808,520 shares were sold by the Company. The remaining 1,639,600 shares were sold by certain of the Company's stockholders including the holder of the Class B common stock who converted 1,150,000 shares of Class B common stock into common stock on a one-to-one basis in connection with the offering. Net proceeds to the Company, after underwriting discounts and offering expenses, from the common stock and 9 1/4% Note offerings were $11.5 million and $72.4 million, respectively. The Company redeemed the $2.1 million principal amount of 11 1/2% Notes that remained outstanding on August 17, 1998.

         Amercord has retained McDonald & Company Securities, Inc. to serve as its financial advisor in connection with the possible sale of Amercord. The Company is also investigating other possibilities which would involve its continued investment in Amercord. There can be no assurance as to whether any sale of Amercord can be completed or the terms or timing thereof.

         Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has entered into a forbearance agreement pursuant to which the lender has agreed not to exercise certain rights under the credit agreement through December 31, 1998, subject to certain conditions. In connection with the forbearance agreement, Associated Materials and Ivaco, Inc. each made a $500,000 capital contribution to Amercord. In addition, Associated Materials has guaranteed up to $2,000,000 of borrowings under Amercord's credit agreement.

         Effective October 1, 1998 the Company established an Employee Stock Purchase Plan ("ESPP"). Employees participating in the ESPP can purchase shares at a 15% discount through payroll deductions of up to 25% of their eligible compensation. The Company registered 250,000 shares of common stock with the SEC in September 1998 for issuance pursuant to the ESPP.

         On October 27, 1998 the Company's Board of Directors approved a stock repurchase program of up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors.

         The Company believes the future cash flows from operations and its borrowing capacity under its existing credit agreement will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, provide sufficient capital for presently anticipated capital expenditures and fund its share repurchase program. However, there can be no assurances that the cash so generated by the Company will be sufficient for such purposes.


YEAR 2000

         Historically, computer programs have used a two-digit format rather than a four-digit format to refer to the year. After the year 1999, these computer programs will not recognize the year correctly which may cause the computer application to fail or to process data incorrectly.

         State of Readiness. The Company began its Year 2000 program in 1997 in order to ensure all systems were Year 2000 compliant. The Company's Alside division divided its Year 2000 information technology ("IT") project as follows: mainframe, AS 400 systems, manufacturing systems and PC systems. Alside has reviewed its mainframe and AS 400 systems and believes all date fields have been corrected. All mission critical programs within its mainframe have been tested and are believed to be Year 2000 compliant. The mission critical programs include the general ledger, accounts payable, billing/receivable and payroll. Alside estimates that updates to its manufacturing systems are approximately 50% complete with final completion scheduled for early 1999. Alside is currently assessing the status of its PC systems. The Company's AmerCable division believes its IT systems are Year 2000 compliant. Alside and AmerCable are currently assessing and updating their non-IT systems. The Company's Alside and AmerCable divisions are currently contacting significant customers and suppliers to assess Year 2000 compliance and readiness. The responses are being evaluated to determine the possible risks that may affect the Company's operations.

         Costs. To date the Company's costs to address Year 2000 issues have not been material. The Company's Alside division designs the majority of its application systems in-house. The process of reviewing the in-house systems and converting date sensitive fields was done by Alside's computer programmers as part of routine system maintenance. Alside has retained an independent consultant to assist with Year 2000 compliance for its manufacturing systems. Alside presently estimates its manufacturing system update will cost approximately $250,000. The Company's AmerCable division installed a new information system in 1996 that is Year 2000 compliant. AmerCable's system acquisition was not accelerated due to Year 2000 and is therefore not considered as part of the Year 2000 expenditures.

         Company Risks and Contingency Plan. The Company believes that its most significant remaining Year 2000 risk is associated with its customers and suppliers. Once the Company completes its customer and supplier readiness evaluation it will be better able to formulate a contingency plan. The Company believes its customers will not be significantly impacted by the Year 2000 due to the nature of the home improvement business.


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


CERTAIN FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, the effects of the Year 2000 on the Company and its suppliers and customers and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Part II     Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1     - Associated Materials Incorporated Employee Stock
                             Purchase Plan.

                    27     - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated September 21, 1998, under Item 5 - Other Events. The report related to the announcement of the Company's possible sale of its Amercord affiliate and changes made to Amercord's existing credit agreement.

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





                                       ASSOCIATED MATERIALS INCORPORATED
                                       ---------------------------------
                                                (Registrant)




Date:  November 13, 1998               By:  /s/ Robert L. Winspear
                                            -----------------------------
                                            Robert L. Winspear
                                            Vice President and Chief
                                            Financial Officer







Date:  November 13, 1998               By:  /s/ Robert L. Winspear
                                            -----------------------------
                                            Robert L. Winspear
                                            Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                        Description
------                        -----------
 10.1            Associated Materials Incorporated Employee Stock Purchase Plan

   27            Financial Data Schedule
