Form 10-K
period 1998-12-31
ASSOCIATED MATERIALS INC
filed 1999-03-26
CIK 802967

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark one)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                         Commission File Number 0-24956

                          ----------------------------

                        ASSOCIATED MATERIALS INCORPORATED
             (Exact name of Registrant as specified in its charter)

                          ----------------------------

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

                                 TITLE OF CLASS
                    -----------------------------------------
                    COMMON STOCK, PAR VALUE, $.0025 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of March 18, 1999 was approximately $39,741,382.

As of March 18, 1999 the Registrant had 6,643,351 shares of Common Stock and 1,550,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated herein by reference in Part III.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

         Associated Materials Incorporated (the "Company") is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). Alside's core products are vinyl siding and vinyl windows. These products are marketed on a wholesale basis to more than 30,000 professional contractors engaged in home remodeling and new home construction principally through Alside's nationwide network of 69 Alside Supply Centers. In recent years Alside has expanded its product offerings to include vinyl fencing, vinyl decking and vinyl garage doors. In 1998, Alside accounted for approximately 87% of the Company's net sales. In addition to Alside, the Company's operations include its AmerCable division ("AmerCable"), a specialty electrical cable manufacturer. Amercord Inc. ("Amercord"), a 50%-owned affiliate managed by the Company, manufactures and sells steel cord and bead wire to tire manufacturers.

         The Company was incorporated in Delaware in 1983. Unless the context requires otherwise, the "Company" refers to the business and operations of Associated Materials Incorporated, including Alside and AmerCable, but not Amercord.

INDUSTRY OVERVIEW

         Vinyl siding competes with other materials, such as wood, masonry and metals, for a share of the residential siding market. Vinyl siding has greater durability and requires less maintenance than wood siding, and generally is less expensive than wood, masonry or metal siding. According to the "1996-2000 Plastic Siding and Windows" industry study jointly prepared by Sabre Associates, Inc. and Pure Strategy (the "Sabre Study"), based on unit sales, vinyl siding accounted for approximately 47% of the exterior siding market in 1996 versus approximately 17% in 1985. Since the early 1980's, vinyl siding has become the preferred siding product for professional home remodeling contractors and their customers, and commanded approximately 62% of the home remodeling marketplace for siding according to the most recent Sabre Study. More recently, vinyl siding has achieved increased acceptance in the new construction market, as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. The Company believes that vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

         Vinyl windows require less maintenance, are more durable than either wood or aluminum windows and provide greater energy efficiency than aluminum windows. According to the Sabre Study, based on unit sales, approximately 45% of all residential windows sold in 1996 were vinyl windows versus approximately 27% in 1991. Since the early 1990's, vinyl windows have become the preferred window product for professional home remodeling contractors and their customers, and commanded approximately 75% of the home remodeling marketplace for windows. More recently, vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl's favorable attributes, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. The Company believes that vinyl windows will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

         According to the Sabre Study, total sales of vinyl siding and vinyl windows are each projected to increase approximately 7% annually between 1996 and 2000 and the new construction market for each of these vinyl products is expected to grow at a rate of approximately 10% per year from 1996 to 2000.

ALSIDE

         PRODUCTS. Alside's principal product offerings are vinyl siding and vinyl windows, which together accounted for approximately 68.0% of Alside's 1998 net sales. Alside also manufactures a variety of other products including vinyl fencing, vinyl decking, vinyl garage doors and semi-custom cabinets.

         The vinyl siding market consists of three segments: economy/new construction, standard and premium. Vinyl siding quality is determined by its rigidity, resistance to fading, thickness and ease of installation as well as other factors. Prior to 1996, Alside targeted its products primarily to the standard segment. More recently, the Company has broadened its product lines to increase its penetration of the premium and economy segments. The Company believes that its innovation in product development was key to its siding sales growth in 1997 and 1998 and will continue to be a principal factor in its sales growth in future years. For example, in late 1995, Alside introduced its patented Charter Oak siding, which enabled Alside to penetrate the premium segment of the vinyl siding market. The Company believes that Charter Oak sets the standard for premium vinyl siding products today. Unit sales of Charter Oak continue to be strong and gain market share as demonstrated by the 25.1% increase in Charter Oak unit volume in 1998 as compared to 1997. Alside introduced its Conquest siding product in 1997, which has enabled Alside to achieve additional market penetration in the economy/new construction segment of the siding industry. Conquest accounted for approximately 22.9% of Alside's vinyl siding unit volume in 1998. During 1998, Alside introduced CenterLock, a patented product positioned in the standard market segment. In addition, Alside has recently introduced Odyssey Plus, an improved and updated version of its popular Odyssey siding product. In addition to the new products described above, Alside has increased the number of colors and profiles offered within its existing siding products and continues to increase and improve upon the breadth of its vinyl siding product lines. Alside offers limited warranties ranging from 50-year warranties to lifetime warranties with its siding products.

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

         A summary of Alside's siding and window product offerings is presented in the table below according to the Company's product line classification:

                 --------------------------- -------------------------- ---------------------------
                 PRODUCT LINE                SIDING PRODUCTS            WINDOW PRODUCTS
                 --------------------------- -------------------------- ---------------------------
                 Premium                     Charter Oak                UltraMaxx
                                             Greenbriar                 Omni
                                             Highland Cedar
                                             Williamsport
                 --------------------------- -------------------------- ---------------------------
                 Standard                    Odyssey                    Geneva
                                             Odyssey Plus               Excalibur
                                             CenterLock
                 --------------------------- -------------------------- ---------------------------
                 Economy                     Conquest                   Performance Series -
                                             Alpha                        New Construction
                                                                        Centurion
                 --------------------------- -------------------------- ---------------------------

         In addition to its siding and window product lines, Alside also manufactures semi-custom cabinets for the kitchen and bath under the brand name UltraCraft. Alside's sales of cabinets accounted for approximately 6% of its net sales in 1998. In 1993, Alside introduced vinyl fencing as a product line under the brand name UltraGuard, currently a leading brand of both agricultural and residential vinyl fencing. Sales of UltraGuard fencing accounted for less than 5% of Alside's net sales in 1998. Alside introduced a raised panel vinyl garage door in 1997 under the brand name Premium Garage Doors. Alside primarily markets its cabinets, fencing and garage doors through independent dealers and not through its Supply Centers.

         To complete its line of siding products, Alside also distributes metal siding and related building products manufactured by other companies. The sale of metal siding and related building products has declined from 19% of Alside's sales in 1993 to 5% in 1998 as these products have been displaced by vinyl products. Alside also selectively distributes a variety of complementary building products manufactured by others, including wood windows, roofing materials, insulation, cabinets and installation equipment and tools.

         MARKETING AND DISTRIBUTION. Traditionally, most vinyl siding has been sold to the home remodeling marketplace through independent distributors. The Company believes that Alside is one of only two major vinyl siding manufacturers that market their products primarily through company-owned distribution centers. Alside has a nationwide distribution network of 69 Alside Supply Centers which market Alside manufactured products and other complementary building products to more than 30,000 professional home improvement and new construction contractors. The Company believes that Alside Supply Centers provide "one-stop shopping" to meet the specialized needs of its contractor-customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl windows as well as products manufactured by others, including metal siding, wood windows, roofing materials, insulation, cabinets and installation equipment. In 1998, approximately 79% of Alside's sales were made through its Supply Centers. In addition to sales and promotional support, contractors look to their local Alside Supply Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers.

         Alside believes that distributing products through its Supply Centers provides the Company with certain competitive advantages such as (a) long-standing customer relationships, (b) the ability to implement targeted marketing programs and (c) a permanent presence in local markets. Many of Alside's contractor-customers have established long-standing relationships with their local Supply Center based upon individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. Alside supports its contractor-customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer's price, color and quality requirements. Alside's daily contact with its contractor-customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which Alside competes. This direct presence in the marketplace permits Alside to obtain current local market information, providing Alside with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.

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

         Each of Alside's 69 Supply Centers is evaluated as a separate profit center, and compensation of Supply Center personnel is based in part on the Supply Center's operating results. Decisions to open new Supply Centers, and to close or relocate existing Supply Centers, are based on Alside's continuing assessment of market conditions and individual location profitability. Alside added three Supply Centers to its distribution network in 1998. The Company presently expects to open up to seven new Supply Centers in 1999.

         Through certain of its Supply Centers, Alside's Builder Service Division provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its Supply Centers.

         Alside sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. These sales accounted for approximately 21% of Alside's net sales in 1998. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. Alside carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume and lower margin business. No single customer accounted for 5% or more of Alside's 1998 sales. Alside increased its network of independent distributors in 1998 and intends to seek to further increase its network of independent distributors in 1999 in strategic areas to improve its penetration into certain markets.

         MANUFACTURING. Alside currently manufactures all of its vinyl siding at its Ennis, Texas plant, which the Company believes is a low-cost manufacturing facility. In 1998, the Company expanded its production capacity at this plant. In order to meet its current sales expectations for Alside's siding products, the Company began construction of a new vinyl manufacturing facility in 1998. This new facility, which is expected to become operational in the second quarter of 1999, will increase Alside's vinyl siding production capacity by approximately 25%. With a moderate investment in additional production equipment, the Company expects that Alside's total vinyl siding production capacity could be increased by approximately 50% from its 1998 capacity. Alside also operates a vinyl extrusion facility in West Salem, Ohio to produce vinyl window extrusions as well as vinyl fence and garage door panels. Alside operates three window fabrication plants which each use vinyl extrusions manufactured by Alside for the majority of their production requirements, produce their own glass inserts and utilize high speed welding and cleaning equipment for their welded window products. By producing its own vinyl extrusions and glass inserts, Alside believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers.

         Alside's vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs. Alside's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs.

         RAW MATERIALS. The principal raw materials used by Alside are vinyl resins, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. The price of vinyl resin has been, and may continue to be, volatile. Alside has contracts with two suppliers to supply substantially all of its vinyl resin requirements and believes that its requirements could also be met by other suppliers. Alside generally had been able to pass through price increases in raw materials to its customers.

         COMPETITION. Except for Owens Corning, no company within the residential siding industry competes with Alside on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of metal and vinyl siding products, including Aluminum Company of America, CertainTeed Corporation, Jannock Limited, Nortek, Inc. and Royal Group Technologies Limited, some of whom are larger in size and have greater financial resources than the Company. Alside competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the market trend towards sales of welded vinyl windows, which Alside began manufacturing in 1992 and which require expensive, more sophisticated production equipment, will result in further consolidation of the window fabrication industry. Alside and its competitors generally compete on price, product performance, and sales and service support to professional contractors. Competition varies by region. Alside also faces competition from alternative materials: wood and aluminum in the window markets, and wood, masonry and metal in the siding market. However, the Company believes Alside's products are competitive, and in most sectors are gaining share at the expense of these alternative materials due to vinyl's superior qualities, including its lower material cost, durability and low maintenance requirements.

AMERCABLE

         AmerCable accounted for approximately 13% of the Company's net sales in 1998. AmerCable manufactures and markets a variety of jacketed electrical cable specially designed to meet industry technical standards and end-users' specifications. AmerCable divides its products into three categories: mining cables, marine and shipboard cables, and industrial cables, which accounted for 43%, 36% and 21% of its 1998 sales, respectively. AmerCable markets its cable principally to independent distributors who resell to the end user, except for those products that are distributed through its Offshore/Marine Cable Specialists division.

         The principal raw material used by AmerCable is copper strand, which is available from a number of suppliers. Historically, copper strand has been subject to rapid price changes. AmerCable generally prices its cable products based upon market prices for copper at time of shipment. As a result, sudden decreases in copper prices can result in inventory being in excess of its net realizable value. In certain instances, AmerCable may guarantee a fixed copper price for its products where there is a significant time lag between the purchase order and shipment. In these cases, AmerCable generally attempts to hedge its position on copper prices.

         AmerCable competes with numerous large and small manufacturers, including BICC Cables Corporation, Rockbestos Suprenant Cable Corp., BIW Cable System, Inc., General Cable Corporation and Essex Group Inc. Many of its competitors have substantially greater resources than the Company. AmerCable generally does not compete in the more commodity-oriented wire and cable markets, such as residential building wire and computer network cable.

AMERCORD

         Amercord, the Company's 50%-owned affiliate, manufactures and markets steel cord and bead wire to the tire manufacturing industry. Tire cord is comprised of fine strands of steel wire used to reinforce the tread area in radial tires. Tire bead wire is used in the manufacturing of all tires to hold the tire to the rim. Amercord is jointly owned by the Company and Ivaco, Inc. ("Ivaco"), a Canadian steel and wire producer. Pursuant to an agreement with Ivaco, the Company provides management services relating to the day-to-day operations of Amercord for an annual fee of $200,000, principally for financial management services. Prior to 1998, Amercord had satisfied its working capital and capital expenditure requirements from internally generated funds and its existing credit facilities. During 1998, the Company and Ivaco each made a $500,000 capital contribution to Amercord. In addition, the Company has guaranteed up to $2.0 million of certain borrowings under Amercord's bank credit facility. In late 1998, the Company announced that it intended to seek to sell its interest in Amercord. The Company recorded a $4.4 million writedown on its investment in Amercord in 1998. The writedown was determined based upon bids received from interested parties. The Company presently anticipates it will be able to sell its interest in Amercord in the second quarter of 1999.

EMPLOYEES

         Alside's employment needs vary seasonally with sales and production levels. As of December 31, 1998, Alside had approximately 1,700 full-time employees, including approximately 740 hourly workers. The West Salem, Ohio plant is Alside's only unionized manufacturing facility, employing approximately 100 covered workers as of December 31, 1998. Additionally, approximately 45 hourly workers in certain Supply Center locations are covered by collective bargaining agreements. The Company considers Alside's labor relations to be good.

         Alside operates vinyl window manufacturing plants in Cedar Rapids, Iowa; Kinston, North Carolina; and Akron, Ohio with leased production employees. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production loads and with competitive advantages in obtaining principally unskilled labor personnel. The aggregate number of leased employees in the window plants ranges from approximately 400 to 600 people, based on seasonal production requirements.

         As of December 31, 1998, AmerCable employed approximately 180 people, including 95 hourly workers, none of whom are covered by collective bargaining agreements. AmerCable maintains good relations with its employees.

TRADEMARKS AND PATENTS

         Alside has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. Although Alside considers each of these items to be valuable, the Company does not currently believe property, other than the "Alside(R)" trademark, to be material. Alside has obtained patents on certain claims associated with its siding products, which the Company believes distinguish Alside's new products from those of its competitors.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to numerous federal and state statutes and regulations relating to, among other things, air and water quality, the discharge of materials into the environment and safety and health issues. The Company does not expect compliance with these requirements to have a material impact on the Company's earnings or competitive position in the foreseeable future. Additionally, no significant capital expenditures are presently anticipated related to compliance with these requirements.

         The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small container storage area, the use of these facilities was terminated prior to the acquisition of the Alside assets by the Company from USX Corporation ("USX") in 1984. The effects of the past practices at this facility are continuing to be investigated pursuant to the terms of the consent order. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at these facilities under the relevant contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities, and the Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at these facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following information concerning the executive officers and other key employees of the Company is as of March 18, 1999.

         William W. Winspear, 65, has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1983. Mr. Winspear was President and Chief Executive Officer of Chaparral Steel Company from 1975 to 1982. He is also the Chairman of the Board of Amercord. Mr. Winspear is the father of Robert L. Winspear.

         Donald L. Kaufman, 67, has been President of Alside since 1974 and has been Chief Executive Officer of Alside since 1982. Mr. Kaufman joined Alside in 1955 and became a Director and a Vice President of the Company in 1984.

         Robert F. Hogan, 42, has been President and Chief Executive Officer of AmerCable since November 1993 and Vice President of the Company since 1984. Prior to becoming President of AmerCable, Mr. Hogan was Treasurer and Secretary of the Company from 1984 to 1993.

         Robert L. Winspear, 33, joined the Company in June 1993, was named Vice President, Treasurer and Secretary in October 1993 and was named Chief Financial Officer in March 1998. Prior to joining the Company, Mr. Winspear was a Senior in the Financial Consulting and Audit division of Arthur Andersen LLP, where he had been employed since 1988. Mr. Winspear is also a director of Amercord. Mr. Winspear is the son of William W. Winspear.

         James R. Bussman, 51, has been Executive Vice President - Corporate Services of Alside since 1983. Mr. Bussman has held various other positions with Alside since 1972, and was named a Vice President of the Company in 1984.

         Michael R. St. Clair, 52, was named Executive Vice President - Finance of Alside in December 1994. Mr. St. Clair had been Senior Vice President - Finance of Alside since joining the Company from The Warner & Swasey Company, Inc., a machine tool manufacturing company, in 1985. Mr. St. Clair was named a Vice President of the Company in 1986.

         Wayne D. Fredrick, 52, was named Group Vice President - Window Products of Alside in January 1997. From 1990 to 1996, Mr. Fredrick was Senior Vice President - Window Products of Alside. Mr. Fredrick joined Alside in 1973.

         Benjamin L. McGarry, 51, was named Group Vice President - Vinyl Manufacturing of Alside in January 1997. From 1984 to 1996, Mr. McGarry was Senior Vice President - Manufacturing of Alside. Mr. McGarry joined Alside in 1980.

         James E. Renshaw, 51, joined the Company in August 1998 as President, Alside Supply Centers. From 1983 to 1998 Mr. Renshaw was employed by Sherwin-Williams, most recently as President and General Manager of Sherwin-Williams Eastern Division.

         Officers of the Company serve at the discretion of the Board of Directors. Messrs. Bussman, St. Clair, Fredrick, McGarry and Renshaw are considered key employees of the Company because of their responsibilities as divisional officers in the respective capacities indicated. The Company, however, does not consider these employees to be executive officers of the Company.

ITEM 2.  PROPERTIES

         The Company's operations include both owned and leased facilities as described below:

                  LOCATION                                  PRINCIPAL USE                        SQUARE FEET
                  --------                                  -------------                        -----------

    ALSIDE

      Akron, Ohio                            Alside Headquarters                                    70,000
                                             Vinyl Fencing, Vinyl Garage Doors and
                                                Vinyl Windows                                      577,000

      Ennis, Texas                           Vinyl Siding Products                                 301,000

      Freeport, Texas                        Vinyl Siding Products                                 120,000 (1)

      West Salem, Ohio                       Vinyl Window Extrusions, Fencing
                                                and Garage Door Panels                             173,000

      Liberty, North Carolina                 Cabinets                                             154,000

      Kinston, North Carolina                Vinyl Windows                                         236,000 (2)

      Cedar Rapids, Iowa                     Vinyl Windows                                         128,000 (2)

    AMERCABLE

      El Dorado, Arkansas                    AmerCable Headquarters and                            317,000
                                                Electrical Cable

      Houston, Texas                         Cable Distribution                                     33,000 (2)

--------------------

(1)      Under construction.

(2)      Leased facilities.

         Management believes that the Company's facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future. The Company is currently constructing a new vinyl siding manufacturing plant that will significantly increase its vinyl production capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Alside -- Manufacturing."

         Alside also operates 69 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its Supply Centers for terms generally ranging from five to seven years with renewal options. The Supply Centers range in size from 6,000 square feet to 55,000 square feet depending on sales volume and the breadth and type of products offered at each location.

         The leases for Alside's window plants extend through 2000 for the Cedar Rapids location and 2003 for the Kinston location. Each lease is renewable at the Company's option for an additional five-year period. The Company's corporate headquarters occupy approximately 3,500 square feet of leased office space in Dallas, Texas. Under the Company's existing credit agreement with KeyBank, N.A. (the "Credit Agreement"), the bank lender holds a security interest in the Company's contract rights, including real property leases.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company's existing insurance coverage, is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on The Nasdaq National Market with the ticker symbol "SIDE." The following table shows the price range of the Company's Common Stock since it began trading on a "when issued" basis on February 26, 1998:



                                                                                         Prices
                                                                               --------------------------
                                   Quarter                                      High                Low
                                   -------                                     ------              ------
                    1998           First (commencing February 26)              $20.00              $16.00
                    1998           Second                                       19.88               12.63
                    1998           Third                                        13.50                7.50
                    1998           Fourth                                       11.75                5.94


HOLDERS

         At March 18, 1999, the Company had 31 record holders of Common Stock. The Prudential Insurance Company of America ("Prudential") is the record holder of all 1,550,000 shares of the Company's outstanding Class B Common Stock, par value $.0025 per share ("Class B Common Stock"), which shares of Class B Common Stock are convertible, at the holder's option, into shares of Common Stock on a basis of one share of Common Stock for each share of Class B Common Stock. In this report, the Company's Common Stock and Class B Common Stock are referred to collectively as "common shares."

DIVIDENDS

         The Company paid dividends of $0.05 and $0.075 per common share in 1997 and 1998, respectively. On February 22, 1999, the Board of Directors of the Company announced a cash dividend of $0.10 per common share payable to stockholders of record on March 15, 1999. The Company presently intends to pay an annual cash dividend. However, the Company's future dividend policy will depend upon the Company's capital requirements, results of operations, financial condition and other factors as the Company's Board of Directors deems relevant. Further, the payment of cash dividends is restricted by covenants in the Credit Agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes ("9 1/4% Notes") were issued.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below for the five-year period ended December 31, 1998 was derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                       1994        1995         1996         1997         1998
                                                    ---------    ---------    ---------    ---------    ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Net sales .....................................   $ 352,606    $ 350,029    $ 356,471    $ 397,690    $ 407,933
  Cost of sales .................................     258,669      264,080      255,579      283,514      283,644
                                                    ---------    ---------    ---------    ---------    ---------
  Gross profit ..................................      93,937       85,949      100,892      114,176      124,289
  Selling, general and administrative expenses ..      70,482       73,207       77,740       81,142       88,727
  Other income, net (1) .........................          --           --           --           --        2,673
                                                    ---------    ---------    ---------    ---------    ---------
  Income from operations ........................      23,455       12,742       23,152       33,034       38,235
  Interest expense ..............................      10,580       11,474       10,882        9,795        7,565
  Equity in (earnings) loss  of Amercord (2) ....        (100)        (537)      (1,724)         626        1,881
  Writedown of Amercord (3) .....................          --           --           --           --        4,351
                                                    ---------    ---------    ---------    ---------    ---------
  Income before income tax expense ..............      12,975        1,805       13,994       22,613       24,438
  Income tax expense ............................       5,101          545        5,172        9,524       11,382
                                                    ---------    ---------    ---------    ---------    ---------
  Income before extraordinary item ..............       7,874        1,260        8,822       13,089       13,056
  Extraordinary item (4) ........................          --           --           --           --        4,107
                                                    ---------    ---------    ---------    ---------    ---------
  Net income ....................................   $   7,874    $   1,260    $   8,822    $  13,089    $   8,949
                                                    =========    =========    =========    =========    =========

SHARE DATA:
 Basic earnings per common share before
   extraordinary item ...........................   $    1.05    $    0.17    $    1.16    $    1.72    $    1.58
 Diluted earnings per common share before
   extraordinary item (5) .......................        1.01         0.16         1.14         1.69         1.55
 Weighted average number of diluted shares ......       7,789        7,695        7,746        7,756        8,403
 Dividends per share ............................   $      --    $      --    $      --    $    0.05    $   0.075

OTHER DATA:
  EBITDA (6) ....................................   $  27,959    $  18,082    $  29,025    $  39,555    $  45,452
  Capital expenditures ..........................       9,323        7,683        8,110        8,758       14,261
  Cash provided by (used in) operating activities      (3,248)       5,328       15,055       22,496       26,768
  Cash used in investing activities .............      (9,206)      (7,203)      (8,087)      (7,941)     (14,712)
  Cash provided by (used in) financing activities      11,648        2,452       (6,863)     (15,004)         973
  Ratio of EBITDA to interest expense ...........       2.64x        1.58x        2.67x        4.04x        6.01x



                                                                      DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1994       1995       1996       1997       1998
                                                  --------   --------   --------   --------   --------
                                                                     ( IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital .............................   $ 51,336   $ 46,551   $ 51,821   $ 61,191   $ 79,225
  Total assets ................................    169,414    172,053    177,709    178,504    189,319
  Short-term debt, including current maturities     15,719     19,921     14,808      2,314      3,600
  Long-term debt, less current maturities .....     83,850     82,100     80,350     78,600     75,000
  Stockholders' equity ........................     22,046     23,306     32,246     44,734     64,378

                                               (footnotes on the following page)

---------------------
(1) The Company recorded a $5.9 million curtailment gain due to the freeze of the Alside Retirement Plan at December 31, 1998. The Company also accrued an additional $3.3 million expense for retiree medical benefits related to the 1989 closure of Alside's metal siding plant.

(2) In 1996, the Company's equity in the earnings of Amercord was effected by a change in accounting principle, a settlement of a royalty dispute and an asset impairment writedown, the net amount of which was approximately $800,000 in income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Financial Statements.

(3) The Company recorded a pretax writedown on its investment in Amercord. The writedown was based upon bids received from interested parties. See "Business-Amercord."

(4) The extraordinary item represents, net of tax, the loss recognized on the writeoff of debt issuance costs and the prepayment premium paid on the purchase of the Company's 11 1/2% Senior Subordinated Notes ("11 1/2% Notes") in 1998.

(5) In accordance with the Commission Staff Accounting Bulletin, Topic 4D, shares of Common Stock issued during the 12-month period prior to the Company's initial public offering at prices below the initial public offering price have been included in the calculation as if these shares were outstanding for all periods presented. Earnings per share for all periods prior to the initial public offering in 1998 were computed in accordance with Topic 4D.

(6) EBITDA is calculated as income from operations plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA as presented above for the Company may not be comparable to similarly titled measures reported by other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         GENERAL. The Company consists of two operating divisions, Alside and AmerCable. In addition, Amercord, a 50%-owned affiliate, is accounted for using the equity method. The Company's results of operations are primarily affected by the operating results of Alside, which accounted for more than 86% of the Company's net sales in each of the last three years. Because its residential building products are consumer durable goods, Alside's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. Alside's sales are also affected by changes in consumer preferences with respect to types of building products. Alside's products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. For each of the three years in the period ended December 31, 1998, Alside believes that its sales were made primarily to the repair and remodeling sector.

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

         AMERCABLE. AmerCable modified its business strategy in 1996 to focus on a core group of cable products that AmerCable believed better utilized its manufacturing efficiencies and marketing and distribution capabilities. As a result of this strategy, AmerCable has lowered its costs and improved manufacturing efficiencies and on-time delivery rates, thereby substantially improving its profitability.

         AMERCORD. As anticipated, Amercord's average unit selling prices decreased in 1998 due to increased competitive pressures. Amercord made improvements in its manufacturing efficiency during 1998. However, these improvements only partially offset the 9.1% decline in average selling prices. The Company anticipates Amercord's average selling prices will decline slightly in 1999. As a result, the Company does not anticipate that Amercord will earn a profit in 1999. Prior to 1998, Amercord had satisfied its working capital and capital expenditure requirements from internally generated funds and its existing credit facilities. During 1998, the Company and Ivaco each made a $500,000 capital contribution to Amercord. In addition, the Company has guaranteed up to $2.0 million of certain borrowings under Amercord's bank credit facility. In late 1998, the Company announced that it intended to seek to sell its 50% interest in Amercord. The Company recorded a $4.4 million writedown on its investment in Amercord in 1998. The writedown was determined based upon bids received from interested parties. The Company presently anticipates it will be able to sell its interest in Amercord in the second quarter of 1999.

         SEGMENT DATA. Alside accounted for more than 86% of the Company's net sales and income from operations in each of the three years in the period ended December 31, 1998. In 1998, Alside accounted for approximately 86% of the Company's income from operations exclusive of corporate selling, general and administrative expenses. Management believes that a discussion of the Company's results and financial position for these periods is enhanced by presenting segment information for Alside and AmerCable. The tables below set forth for the periods indicated certain items from the Company's financial statements:

                                                                      YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                     1998                     1997                     1996
                                            ----------------------   ---------------------    ----------------------
                                                           % OF                    % OF                      % OF
                                                         TOTAL NET               TOTAL NET                 TOTAL NET
                                              AMOUNT       SALES      AMOUNT       SALES       AMOUNT        SALES
                                            ---------   ---------    ---------   ---------    ---------    ---------
                                                                           ( IN THOUSANDS)
CONSOLIDATED:
  Net sales - Alside ....................   $ 355,997        87.3%   $ 344,000        86.5%   $ 314,645         88.3%
  Net sales - AmerCable .................      51,936        12.7       53,690        13.5       41,826         11.7
                                            ---------   ---------    ---------   ---------    ---------    ---------
    Total net sales .....................     407,933       100.0      397,690       100.0      356,471        100.0
  Gross profit ..........................     124,289        30.5      114,176        28.7      100,892         28.3
  Selling, general and
    administrative expenses (1) .........      88,727        21.8       81,142        20.4       77,740         21.8
  Other income, net .....................       2,673         0.7           --          --           --           --
                                            ---------   ---------    ---------   ---------    ---------    ---------
  Income from operations ................      38,235         9.4       33,034         8.3       23,152          6.5
  Interest expense ......................       7,565         1.9        9,795         2.5       10,882          3.1
  Equity in (earnings) loss of Amercord .       1,881         0.4          626         0.1       (1,724)        (0.5)
  Writedown of Amercord .................       4,351         1.1           --          --           --           --
                                            ---------   ---------    ---------   ---------    ---------    ---------
  Income before income tax expense ......      24,438         6.0       22,613         5.7       13,994          3.9
  Income tax expense ....................      11,382         2.8        9,524         2.4        5,172          1.4
                                            ---------   ---------    ---------   ---------    ---------    ---------
  Income before extraordinary item ......   $  13,056         3.2%   $  13,089         3.3%   $   8,822          2.5%
                                            =========   =========    =========   =========    =========    =========

ALSIDE:
  Net sales .............................   $ 355,997       100.0%   $ 344,000       100.0%   $ 314,645        100.0%
  Gross profit ..........................     113,797        32.0      104,716        30.4       98,636         31.3
  Selling, general and
    administrative expenses .............      81,282        22.8       74,301        21.6       72,264         23.0
  Other income, net .....................       2,673         0.7           --          --           --           --
                                            ---------   ---------    ---------   ---------    ---------    ---------
  Income from  operations ...............   $  35,188         9.9%   $  30,415         8.8%   $  26,372          8.3%
                                            =========   =========    =========   =========    =========    =========

AMERCABLE:
  Net sales .............................   $  51,936       100.0%   $  53,690       100.0%   $  41,826        100.0%
  Gross profit ..........................      10,492        20.2        9,460        17.6        2,256          5.4
  Selling, general and
    administrative expenses .............       4,718         9.1        4,374         8.1        3,223          7.7
                                            ---------   ---------    ---------   ---------    ---------    ---------
  Income (loss) from  operations ........   $   5,774        11.1%   $   5,086         9.5%   $    (967)        (2.3)%
                                            =========   =========    =========   =========    =========    =========

-----------------------

(1) Consolidated selling, general and administrative expenses include corporate expenses of $2.7 million, $2.5 million and $2.3 million for the years 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1997

         GENERAL. The Company's net sales increased $10.2 million to $407.9 million in 1998 as compared to $397.7 million in 1997 due to higher sales at the Company's Alside division. Income from operations increased $5.2 million or 15.7% to $38.2 million in 1998 due to increased profitability at both the Alside and AmerCable divisions and $2.7 million operating income resulting from one-time accounting adjustments at Alside. The Company recorded a pretax writedown of

$4.4 million on its Amercord investment. The Company's income before extraordinary item was $13.1 million, or $1.55 per share on 8.4 million weighted average shares in 1998 as compared to $13.1 million, or $1.69 per share on 7.8 million shares in 1997. Exclusive of the one-time accounting adjustments and the extraordinary item, the Company's net income was $14.7 million or $1.75 per diluted share for the year ended December 31, 1998.

         ALSIDE. Net sales increased $12.0 million or 3.5% to $356.0 million in 1998 from $344.0 million in 1997 due to higher sales along all product lines with the exception of vinyl windows. Net sales of vinyl siding, kitchen cabinets and vinyl fence increased 9.4%, 14.4% and 17.8% respectively in 1998 as compared to 1997. Unit sales of vinyl windows decreased 10.6% in 1998 compared to 1997 due to the loss of two customers, one of which ceased operations due to financial difficulties. Gross profit as a percentage of net sales increased to 32.0% in 1998 from 30.4% in 1997 due primarily to lower resin prices which were partially offset by the manufacturing inefficiencies at Alside's window manufacturing plants. Alside has since reorganized its window manufacturing management and operations to improve quality, increase customer responsiveness and lower costs. Selling, general and administrative expense increased 9.4% to $81.3 million in 1998 from $74.3 million in 1997 due primarily to higher personnel costs, lease expenses and advertising costs. The higher costs were the result of increases to Alside's sales force, the addition of new and expanded Supply Center locations and an enhanced focus on sales and marketing. Alside recorded a $5.9 million curtailment gain upon freezing the Alside Retirement Plan on December 31, 1998. Alside also accrued an additional $3.3 million for retiree medical benefits related to the 1989 closing of its metal siding plant. This additional accrual was based upon a recent actuarial study taking into account unfavorable claims experience. The net effect of these adjustments was a $2.7 million increase in operating income. Income from operations as a percentage of sales increased to 9.9% in 1998 from 8.8% in 1997 due to increased profits and the accounting adjustments discussed above.

         AMERCABLE. AmerCable's net sales decreased 3.3% to $51.9 million in 1998 as compared to $53.7 million in 1997 due primarily to lower copper prices. AmerCable's products are generally sold with copper as a pass-through component. AmerCable's net sales would have been approximately $55.1 million if adjusted to 1997 copper prices. Gross profit as a percentage of sales increased to 20.2% in 1998 as compared to 17.6% in 1997 due primarily to improved product mix. Selling, general and administrative expense increased 7.9% to $4.7 million in 1998 as compared to $4.4 million in 1997 due to higher personnel costs. Income from operations increased 13.5% to $5.8 million in 1998 from $5.1 million in 1997 due to higher gross profits which were partially offset by higher selling, general and administrative expense.

         AMERCORD. The Company recorded a loss of $1.9 million (or $0.22 per share) reflecting its share of the after-tax loss of Amercord for the year ended 1998 as compared to a loss of $626,000 for the same period in 1997. Amercord's loss from operations increased to $4.6 million in 1998 as compared to $469,000 for the same period in 1997. The higher losses in 1998 were due primarily to lower average sales prices for both tire cord and tire bead. Manufacturing efficiencies have continued to improve at Amercord but were more than offset by a 9.1% decrease in average sales price.

         OTHER. Net interest expense decreased $2.2 million or 22.8% in 1998 as compared to 1997 primarily due to a decrease in the Company's borrowings, the purchase of the 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded interest income of $413,000 in 1998.

         EXTRAORDINARY ITEM. In March 1998 the Company purchased $72.9 million of its outstanding 11 1/2% Notes through a tender offer and consent solicitation. In August 1998, the Company redeemed the $2.1 million principal amount of the 11 1/2% Notes that remained outstanding after the tender offer. As a result of the transactions, the Company incurred an extraordinary charge of approximately $4.1 million net of taxes of $2.9 million resulting from the write off of debt issuance costs and the premium paid in connection with the purchase and redemption of the 11 1/2% Notes.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1996

         GENERAL. The Company's net sales increased $41.2 million or 11.6% in 1997 as compared to 1996 due to an increase in sales volume at its Alside and AmerCable divisions. Income from operations increased $9.9 million or 42.7% in 1997 as compared to 1996 due to increased sales volume at Alside and AmerCable as well as improvements in manufacturing efficiency at AmerCable. The Company's net income increased $4.3 million or 48.4% in 1997 as compared to 1996 due to increased operating income at its divisions which was partially offset by a loss from its Amercord affiliate.

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

Quarterly sales and operating profit data for the Company in 1997 and 1998 are shown in the table below:

                                                                       THREE MONTHS ENDED
                                                   ---------------------------------------------------------
                                                   MARCH 31         JUNE 30     SEPTEMBER 30     DECEMBER 31
                                                   --------        --------     ------------     -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Net sales - Alside ............................    $ 64,827        $ 94,165       $ 98,483       $ 86,525
Net sales - AmerCable .........................      14,289          13,511         12,644         13,246
                                                   --------        --------       --------       --------
  Total net sales .............................      79,116         107,676        111,127         99,771
Gross profit ..................................      20,015          32,982         32,616         28,563
Income from operations ........................         713          12,155         11,099          9,067
Income (loss) before extraordinary item .......      (1,130)          5,693          4,544          3,982
Basic earnings (loss) per common share ........       (0.15)           0.75           0.60           0.52
Diluted earnings (loss) per common share (1)...       (0.15)           0.73           0.59           0.51

1998
Net sales - Alside ............................    $ 64,393        $ 94,961       $102,593       $ 94,050
Net sales - AmerCable .........................      14,257          13,828         11,608         12,243
                                                   --------        --------       --------       --------
  Total net sales .............................      78,650         108,789        114,201        106,293
Gross profit ..................................      22,330          34,089         36,530         31,340
Income from operations ........................       1,856          12,038         12,574         11,767
Income (loss) before extraordinary item .......        (767)          5,385          5,741          2,697
Basic earnings (loss) per common share
  before extraordinary item ...................       (0.10)           0.64           0.68           0.32
Diluted earnings (loss) per common share
  before extraordinary item ...................       (0.10)           0.63           0.67           0.32

-----------------------

(1) In accordance with the Commission Staff Accounting Bulletin, Topic 4D, shares of Common Stock issued during the 12-month period prior to the Company's initial public offering at prices below the initial public offering price have been included in the calculation as if these shares were outstanding for all periods presented. Earnings per share for all periods prior to the initial public offering in 1998 were computed in accordance with Topic 4D.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $26.8 million, $22.5 million and $15.1 million in 1998, 1997 and 1996, respectively. The increased operating cash flows in 1998 were due to improved operating performance at Alside and AmerCable, as well as lower working capital requirements in 1998 as compared to 1997. The increased operating cash flows in 1997 were due primarily to an increase in net income due to improved operating performance at Alside and AmerCable, as well as lower working capital requirements in 1997 as compared to 1996.

         In April 1996, the Company amended and restated the Credit Agreement to increase the facility to permit borrowings of up to $50 million and to extend the term to May 31, 1999. The Company believes it has the ability to renew its Credit Agreement. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. The Credit Agreement is secured by substantially all of the Company's assets other than the Company's owned real property and its shares of Amercord. At December 31, 1998, $7.6 million of this facility had been used to issue a $3.7 million letter of credit securing the Company's taxable variable rate notes (the "Taxable Notes") as well as $1.9 million securing various insurance letters of credit and $2.0 million securing a letter of credit to guarantee up to $2.0 million of Amercord's borrowing facility. At December 31, 1998 the Company had an available borrowing capacity under the Credit Agreement of approximately $42.4 million.

         Capital expenditures totaled $14.3 million, $8.8 million and $8.1 million in 1998, 1997 and 1996, respectively. Expenditures in 1998 were primarily used to increase window welding and assembly capacity and to increase vinyl siding extrusion and blending capacity including the construction of a new vinyl siding manufacturing plant. The Company began construction on this new $13.5 million vinyl siding facility in August 1998. The Company expects that this facility will become operational in the second quarter of 1999. Capital expenditures on the new vinyl siding manufacturing plant were $4.2 million in 1998. Due to the delay in starting construction, a portion of the capital expenditures planned for 1998 will be incurred in 1999. Expenditures in 1997 were primarily used to increase vinyl extrusion capacity for siding, windows and fencing as well as to increase and automate window fabrication capacity. Expenditures in 1996 were primarily used to increase Alside's capacity to produce welded vinyl windows, enhance the Company's window tooling design capability, continue automating its window assembly process, and increase vinyl window extrusion capacity. The Company has historically funded these capital expenditure requirements out of cash generated from operating activities or borrowings under its bank credit facility.

         The Company believes that capital expenditures prior to 1998 represent a base level of spending needed to maintain its vinyl siding and vinyl window production equipment as well as provide for modest increases in plant productivity and operating capacity. Presently anticipated capital expenditures for 1999 of $20 million includes $9.3 million for the completion of the new vinyl siding manufacturing facility, as well as expenditures to increase extrusion capacity for window profiles and vinyl fence. Approximately $3.3 million of the 1999 capital expenditures have been allocated to AmerCable, primarily to increase production flexibility and capacity by 35%.

        In March 1998, the Company completed a tender offer and consent solicitation with respect to its 11 1/2% Notes. In the tender offer, the Company purchased $72.9 million of the $75.0 million 11 1/2% Notes. Simultaneously with the consummation of the tender offer, the Company issued $75.0 million of 9 1/4% Notes. Concurrently with these transactions, the Company completed an initial public offering of 2,448,120 shares of Common Stock of which 808,520 shares were sold by the Company. The remaining 1,639,600 shares were sold by certain of the Company's stockholders, including the holder of the Class B Common Stock who converted 1,150,000 shares of Class B Common Stock into Common Stock on a one-to-one basis in connection with the offering. Net proceeds to the Company, after underwriting discounts and offering expenses, from the Common Stock and 9 1/4% Note offerings were $11.5 million and $72.4 million, respectively. The Company redeemed the $2.1 million principal amount of 11 1/2% Notes that remained outstanding in August 1998.

         Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has entered into a forbearance agreement pursuant to which the lender has agreed not to exercise certain rights under the credit agreement through March 31, 1999, subject to certain conditions. Amercord is currently negotiating with the lender to extend the forbearance agreement to June 30, 1999. In connection with the forbearance agreement, the Company and Ivaco, Inc. each made a $500,000 capital contribution to Amercord. In addition, the Company has guaranteed up to $2,000,000 of borrowings under Amercord's credit agreement.

         Effective October 1, 1998, the Company established an Employee Stock Purchase Plan ("ESPP"). Employees participating in the ESPP can purchase shares of Common Stock at a 15% discount to fair market value through payroll deductions of up to 25% of their eligible compensation. The Company registered 250,000 shares of Common Stock with the Securities and Exchange Commission ("SEC") in September 1998 for issuance pursuant to the ESPP. In 1998, the Company issued 35,327 shares of Common Stock pursuant to ESPP resulting in net proceeds to the Company of approximately $225,000.

        On October 27, 1998 the Company's Board of Directors approved a stock repurchase program of up to 800,000 shares of Common Stock in open market transactions depending on market, economic and other factors. The Company had repurchased 47,000 shares of Common Stock under this program at December 31, 1998.

        The Company believes the future cash flows from operations and its borrowing capacity under its existing credit agreement will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, provide sufficient capital for presently anticipated capital expenditures and fund its stock repurchase program. However, there can be no assurances that the cash so generated by the Company will be sufficient for these purposes.

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

mainframe, AS 400 systems, manufacturing systems and PC systems. Alside has reviewed its mainframe and AS 400 systems and believes all date fields have been corrected. All mission critical programs within its mainframe have been tested and are believed to be Year 2000 compliant. The mission critical programs include the general ledger, accounts payable, billing/receivable and payroll. Updates to Alside's manufacturing systems were completed in the first quarter of 1999. Alside has established a task force consisting of representatives from Information Services and each of the manufacturing facilities to review the status of its PC systems. The task force identified several non-critical issues that will be addressed by the second quarter of 1999. The Company's AmerCable division believes its IT systems are Year 2000 compliant. Alside and AmerCable are currently assessing and updating their non-IT systems. The Company's Alside and AmerCable divisions are currently contacting significant customers and suppliers to assess Year 2000 compliance and readiness. Approximately 50% of the questionnaires sent to suppliers have been returned. The Company is currently contacting suppliers who have not responded to the questionnaire. Based upon the responses received, it appears the Company's suppliers are aware of the Year 2000 issue and are taking the necessary steps to ensure Year 2000 compliance. The Company will continue to monitor and evaluate the responses to determine the possible risks that may affect the Company's operations.

         COSTS. To date, the Company's costs to address Year 2000 issues have not been material. The Company's Alside division designs the majority of its application systems in-house. The process of reviewing the in-house systems and converting date sensitive fields was done by Alside's computer programmers as part of routine system maintenance. Alside has retained an independent consultant to assist with Year 2000 compliance for its manufacturing systems. Alside has spent approximately $250,000 to update its manufacturing system. Based upon the review of the PC systems task force, Alside estimates it will spend approximately $100,000 in 1999 to upgrade certain hardware and software systems. The Company's AmerCable division installed a new information system in 1996 that is Year 2000 compliant. AmerCable's system acquisition was not accelerated due to Year 2000 and is therefore not considered as part of the Year 2000 expenditures.

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

EFFECTS OF INFLATION

         The Company believes that the effects of inflation on its operations have not been material during the past three years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price changes. Although Alside has historically been able to pass on price increases to its customers, during 1996 and 1997 Alside did not generally pass on any additional costs or savings resulting from changes in resin prices. No assurances can be given that Alside will be able to pass on any price increases in the future.

FINANCIAL ACCOUNTING STANDARDS

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes this statement will not have a material effect on the Company's financial position, results of operations or cash flows.

CERTAIN FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed below. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.

         GENERAL INDUSTRY, ECONOMIC, INTEREST RATES AND OTHER CONDITIONS. The exterior residential building products industry in which Alside operates may be significantly affected by changes in national and local economic and other conditions, including employment levels, changing demographic considerations, availability of financing, interest rates and consumer confidence, all of which are outside of the Company's control. A prolonged recession affecting the residential construction industry could result in a significant decrease in the Company's financial performance.

         SUBSTANTIAL FIXED COSTS. A significant portion of Alside's selling, general and administrative expenses are fixed costs which do not fluctuate proportionately with sales. As a result, a percentage decline in Alside's net sales has a greater percentage effect on Alside's operating income.

         CHANGING RAW MATERIAL COSTS AND AVAILABILITY. The principal raw material used in producing Alside's vinyl products is vinyl resin, which historically has changed significantly in price. Although Alside has generally been able to pass on price increases in vinyl resin to its customers, there can be no assurance that in the future the market will respond favorably to selling price increases or that the Company will otherwise be able to absorb these cost increases without significantly affecting its margins. Additionally, a major interruption in the delivery of vinyl resin to Alside would disrupt Alside's operations and could have an adverse effect on the Company's financial condition and results of operations. Alside has contracts with two vendors to supply substantially all of its vinyl resin requirements and believes its requirements could also be met by other suppliers. Copper is the principal raw material used by AmerCable in the manufacture of its products. Historically, copper has been subject to rapid price changes. A decrease in the price of copper may also affect the Company's gross margins as AmerCable generally prices its cable products based on market prices for copper at the time of shipment. As a result, sudden decreases in copper prices can result in lower gross profit margins in future periods. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

         SUBSTANTIAL FINANCIAL LEVERAGE. The Company has substantial financial leverage. As of December 31, 1998, the Company's total indebtedness was approximately $78.6 million and its stockholders' equity was $64.4 million. The Company's high level of indebtedness presents certain risks to its security holders and could adversely affect, among other things, the ability of the Company to obtain additional financing in the future and to respond to market and general economic conditions, extraordinary capital requirements and other factors. The Company's bank credit agreement includes covenants that require the maintenance of certain financial ratios and net worth. This credit agreement also restricts the Company's ability to repurchase its Common Stock and to pay dividends. Outstanding borrowings under the bank credit agreement are secured by substantially all of the assets of the Company. In addition, the Indenture under which the Company's 9 1/4% notes were issued contains covenants that, among other things, limits the Company's ability to incur additional indebtedness, pay dividends, make certain investments and repurchase stock or subordinated indebtedness. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report.

         RISKS RELATING TO MANUFACTURING EXPANSION. The Company started construction of a new vinyl siding manufacturing facility in 1998. The Company expects this facility to start production in the second quarter of 1999. The construction of a new facility involves certain risks, including construction cost overruns and delays, the hiring and training of new employees, compliance with environmental health and safety and other regulatory requirements and the costs associated with the purchase of new production equipment, tooling and other machinery. The inability of the Company to start commercial production at its new manufacturing facility in a timely manner could have an adverse effect on the Company's results of operations and financial condition. In addition, when the Company commences production at this new facility, it could experience lower than anticipated manufacturing efficiencies that may adversely affect the Company's results of operations and financial condition. Further, there can be no assurance that the Company will successfully integrate this new facility with its existing manufacturing facilities or that it will achieve the anticipated benefits and efficiencies from its expanded manufacturing operations. In addition, the Company's operating results could be adversely affected if sales of the Company's products do not increase at a rate sufficient to offset the Company's increased expenses resulting from this expansion. See Item 1. -- "Business -- Manufacturing" in this report.

         WEATHER IMPACTS QUARTERLY RESULTS. Because most of Alside's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less sales revenue than in any other period of the year. Consequently, the Company has historically had net losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Financial Data" in this report.

         COMPETITION FROM OTHER VINYL BUILDING PRODUCT MANUFACTURERS AND ALTERNATIVE BUILDING PRODUCT MATERIALS. With the exception of Owens Corning, no other company within the vinyl residential siding market competes with Alside in both manufacturing and distribution. However, Alside does compete with other manufacturers of vinyl building products, including Aluminum Company of America, CertainTeed Corporation, Jannock Limited, Nortek, Inc. and Royal Group Technologies Limited. Some of these companies are larger and have greater financial resources than the Company. The Company also competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. Additionally, the Company's products face competition from alternative materials: wood and aluminum in the window markets, and wood, masonry and metal in the siding market. There can be no assurance the Company will not be adversely impacted by its competitors or alternative materials. See Item 1. -- "Business -- Alside -- Competition" in this report.

         COSTS OF ENVIRONMENTAL COMPLIANCE. The Company's operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the manufacturing of the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Future expenditures may be necessary as compliance standards and technology change. Unforeseen significant expenditures required to maintain compliance, including unforeseen liabilities, could have an adverse effect on the Company's business and financial condition. See Item 1. -- "Business -- Government Regulation and Environmental Matters" in this report.

         YEAR 2000. The Company faces certain risks relating to Year 2000 issues. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in this report.


ITEM 7a.       DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

         The Company had $18.8 million in short-term investments at December 31, 1998. The short-term investments are highly liquid with original maturities of less than three months and are subject to interest-rate risk. The value of these investments would decline in the event of increases in market interest rates. The Company generally holds these investments until maturity thus avoiding the losses resulting from sudden changes in interest rates. Declines in interest rates would reduce the amount of the Company's interest income.

         The Company borrows under its revolving credit facility from time to time for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the revolving credit facility bear interest at either the prime commercial rate or LIBOR plus 2.00% at the option of the Company. Therefore, the Company is also subject to fluctuations in interest rates as a result of the terms of this credit facility. At December 31, 1998, the Company had no borrowings under its revolving credit facility.

         At December 31, 1998, the Company had $3.6 million of taxable variable rate notes with interest payable monthly at the greater of the 30 or 90 day commercial paper rate plus 0.125%. These notes mature on April 1, 1999. Although the Company is subject to interest rate fluctuations, changes in the interest rate in the upcoming months would not be material as it relates to the taxable notes as the interest is paid monthly and the remaining balance is due in early 1999.

         The Company has $75.0 million of Senior Subordinated Notes due 2008 that bear a fixed interest rate of 9 1/4%. The fair value of the Company's 9 1/4% Notes is sensitive to changes in interest rates.

         The Company has periodically entered into interest rate swap agreements in order to manage its exposure to interest rate changes. At December 31, 1998, the Company had no interest rate swaps.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At December 31, 1998 the Company had currency hedges in place in connection with equipment purchases. However, the amounts involved are not material to the Company.

COMMODITY PRICE RISK

         Copper is one of the primary raw materials used by its AmerCable division. The Company from time to time uses forward contracts as a hedge against changes in copper prices for specific contracts. At December 31, 1998, no raw material forward contracts were in place. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Forward-Looking Statements -- Changing Raw Material Costs and Availability" in this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        ASSOCIATED MATERIALS INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
     Report of Independent Auditors.....................................................................         21
     Balance Sheets as of December 31, 1998 and 1997....................................................         22
     Statements of Operations for the years ended December 31, 1998, 1997 and 1996......................         23
     Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996............         24
     Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996......................         25
     Notes to Financial Statements......................................................................         26

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Associated Materials Incorporated
Dallas, Texas

We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Dallas, Texas
February 5, 1999

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  ASSETS

                                                                                         DECEMBER 31,
                                                                                  --------------------------
                                                                                     1998            1997
                                                                                  ---------        ---------
Current assets:
   Cash and cash equivalents ..............................................       $  14,964        $   1,935
   Accounts receivable, net of allowance for doubtful accounts of $4,159
     and $4,423 at December 31, 1998 and 1997, respectively ...............          45,756           49,197
   Inventories ............................................................          56,245           56,621
   Income taxes receivable ................................................              --              266
   Other current assets ...................................................           3,572            3,291
                                                                                  ---------        ---------
Total current assets ......................................................         120,537          111,310
Property, plant and equipment, net ........................................          61,130           53,855
Investment in Amercord Inc. ...............................................           4,961           10,694
Other assets ..............................................................           2,691            2,645
                                                                                  ---------        ---------
Total assets ..............................................................       $ 189,319        $ 178,504
                                                                                  =========        =========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdrafts ........................................................       $      --        $   4,769
   Accounts payable .......................................................          11,713           15,083
   Accrued liabilities ....................................................          25,417           27,953
   Revolving line of credit ...............................................              --              564
   Income taxes payable ...................................................             582               --
   Current portion of long-term debt ......................................           3,600            1,750
                                                                                  ---------        ---------
Total current liabilities .................................................          41,312           50,119
Deferred income taxes .....................................................           2,616            1,951
Other liabilities .........................................................           6,013            3,100
Long-term debt ............................................................          75,000           78,600
Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 shares at December 31, 1998 and 1997
      Issued shares - 0 at December 31, 1998 and 1997 .....................              --               --
   Common stock, $.0025 par value:
      Authorized shares - 15,000,000 at December 31, 1998 and 1997 Issued shares - 6,938,747 at December 31, 1998 and 4,934,900 at
         December 31, 1997 ................................................              17               12
   Common stock Class B, $.0025 par value:
      Authorized and issued shares - 1,550,000 at December 31, 1998 and
       2,700,000 at December 31, 1997 .....................................               4                7
   Less:  Treasury stock, at cost - 88,396 shares at December 31, 1998 and
      41,396 at December 31, 1997 .........................................          (1,048)            (542)
   Capital in excess of par ...............................................          12,273              505
   Retained earnings ......................................................          53,132           44,752
                                                                                  ---------        ---------
Total stockholders' equity ................................................          64,378           44,734
                                                                                  ---------        ---------
Total liabilities and stockholders' equity ................................       $ 189,319        $ 178,504
                                                                                  =========        =========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                            1998             1997            1996
                                                         ---------        ---------       ---------
Net sales ........................................       $ 407,933        $ 397,690       $ 356,471
Cost of sales ....................................         283,644          283,514         255,579
                                                         ---------        ---------       ---------
                                                           124,289          114,176         100,892
Selling, general and administrative ..............          88,727           81,142          77,740
Other income, net ................................           2,673               --              --
                                                         ---------        ---------       ---------
Income from operations ...........................          38,235           33,034          23,152
Interest expense .................................           7,565            9,795          10,882
                                                         ---------        ---------       ---------
                                                            30,670           23,239          12,270
Equity in (earnings) loss of Amercord Inc. .......           1,881              626          (1,724)
Writedown of Amercord Inc. .......................           4,351               --              --
                                                         ---------        ---------       ---------
Income before income tax and extraordinary item ..          24,438           22,613          13,994
Income tax expense ...............................          11,382            9,524           5,172
                                                         ---------        ---------       ---------
Income before extraordinary item .................          13,056           13,089           8,822

Extraordinary loss from retirement of debt, net of
    income taxes .................................           4,107               --              --
                                                         ---------        ---------       ---------

Net income .......................................       $   8,949        $  13,089       $   8,822
                                                         =========        =========       =========


Earnings Per Common Share - Basic:

Income before extraordinary item .................       $    1.58        $    1.72       $    1.16

Extraordinary loss from retirement of debt .......           (0.50)              --              --
                                                         ---------        ---------       ---------

Net income .......................................       $    1.08        $    1.72       $    1.16
                                                         =========        =========       =========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item .................       $    1.55        $    1.69       $    1.14

Extraordinary loss from retirement of debt .......           (0.49)              --              --
                                                         ---------        ---------       ---------

Net income .......................................       $    1.06        $    1.69       $    1.14
                                                         =========        =========       =========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                                                 CLASS B
                                                  COMMON STOCK                 COMMON STOCK                   TREASURY STOCK
                                            -----------------------       -----------------------         -----------------------
                                             SHARES         AMOUNT         SHARES          AMOUNT          SHARES         AMOUNT
                                            --------       --------       --------        --------        --------       --------

Balance at December 31, 1995 ........          4,832       $     12          2,700        $      7              --       $     --
   Net income and total
      comprehensive income ..........             --             --             --              --              --             --
   Exercise of Common Stock
      options and related tax
      benefits ......................             62             --             --              --              --             --
                                            --------       --------       --------        --------        --------       --------
Balance at December 31, 1996 ........          4,894             12          2,700               7              --             --
   Net income and total
      comprehensive income ..........             --             --             --              --              --             --
   Cash dividends ($0.05 per
      share) ........................             --             --             --              --              --             --
   Exercise of Common Stock
      options and related tax
      benefits ......................             41             --             --              --              --             --
   Purchase of treasury shares ......             --             --             --              --              41           (542)
                                            --------       --------       --------        --------        --------       --------
Balance at December 31, 1997 ........          4,935             12          2,700               7              41           (542)
   Net income and total
      comprehensive income ..........             --             --             --              --              --             --
   Cash dividends ($0.075 per
      share) ........................             --             --             --              --              --             --
   Exercise of Common Stock
      options and related tax
      benefits ......................             10             --             --              --              --             --
   Purchase of treasury shares ......             --             --             --              --              47           (506)
   Common Stock issued ..............            809              2             --              --              --             --
   Common Stock issued under
      Employee Stock Purchase
      Plan ..........................             35             --             --              --              --             --
   Conversion of Class B
      Common Stock to Common
      Stock .........................          1,150              3         (1,150)             (3)             --             --
                                            --------       --------       --------        --------        --------       --------
Balance at December 31, 1998 ........          6,939       $     17          1,550        $      4              88       $ (1,048)
                                            ========       ========       ========        ========        ========       ========


                                           CAPITAL IN                         TOTAL
                                             EXCESS          RETAINED      STOCKHOLDERS'
                                             OF PAR          EARNINGS         EQUITY
                                             --------        --------        --------

Balance at December 31, 1995 ........        $     67        $ 23,220        $ 23,306
   Net income and total
      comprehensive income ..........              --           8,822           8,822
   Exercise of Common Stock
      options and related tax
      benefits ......................             118              --             118
                                             --------        --------        --------
Balance at December 31, 1996 ........             185          32,042          32,246
   Net income and total
      comprehensive income ..........              --          13,089          13,089
   Cash dividends ($0.05 per
      share) ........................              --            (379)           (379)
   Exercise of Common Stock
      options and related tax
      benefits ......................             320              --             320
   Purchase of treasury shares ......              --              --            (542)
                                             --------        --------        --------
Balance at December 31, 1997 ........             505          44,752          44,734
   Net income and total
      comprehensive income ..........              --           8,949           8,949
   Cash dividends ($0.075 per
      share) ........................              --            (569)           (569)
   Exercise of Common Stock
      options and related tax
      benefits ......................              60              --              60
   Purchase of treasury shares ......                                            (506)
   Common Stock issued ..............          11,483              --          11,485
   Common Stock issued under
      Employee Stock Purchase
      Plan ..........................             225              --             225
   Conversion of Class B
      Common Stock to Common
      Stock .........................              --              --              --
                                             --------        --------        --------
Balance at December 31, 1998 ........        $ 12,273        $ 53,132        $ 64,378
                                             ========        ========        ========




                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                          1998            1997            1996
                                                                        --------        --------        --------
OPERATING ACTIVITIES
Net income ......................................................       $  8,949        $ 13,089        $  8,822
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization .................................          7,217           6,521           5,873
  Deferred income taxes .........................................            665              67           2,002
  Provision for losses on accounts receivable ...................          3,500           3,500           3,087
  Equity in (earnings) loss of Amercord Inc. ....................          1,881             626          (1,724)
  Writedown of Amercord Inc. ....................................          4,351              --              --
  Loss (gain) on sale of assets .................................             30            (348)             10
  Extraordinary loss on retirement of debt, net of income taxes .          4,107              --              --
  Other income, net .............................................         (2,673)             --              --
  Changes in operating assets and liabilities:
    Accounts receivable .........................................            (59)         (5,489)         (1,540)
    Inventories .................................................            376           1,736          (2,435)
    Other current assets ........................................           (281)           (266)         (1,058)
    Bank overdrafts .............................................         (4,769)            (84)         (1,194)
    Accounts payable ............................................         (3,370)         (2,031)          2,625
    Accrued liabilities .........................................          3,415           4,988             623
    Income taxes receivable/payable .............................          3,726             480            (160)
    Other assets ................................................             66              96            (203)
    Other liabilities ...........................................           (363)           (389)            327
                                                                        --------        --------        --------
Net cash provided by operating activities .......................         26,768          22,496          15,055

INVESTING ACTIVITIES
Proceeds from sale of assets ....................................             49             817              23
Additions to property, plant and equipment, net .................        (14,261)         (8,758)         (8,110)
Investment in Amercord Inc. .....................................           (500)             --              --
                                                                        --------        --------        --------
Net cash used in investing activities ...........................        (14,712)         (7,941)         (8,087)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ........................         75,000              --              --
Net proceeds from issuance of common stock ......................         11,710              --              --
Net decrease in revolving line of credit ........................           (564)        (12,494)         (5,113)
Principal payments of long-term debt ............................         (1,750)         (1,750)         (1,750)
Principal payments of 11 1/2% Senior Subordinated Notes .........        (75,000)             --              --
Prepayment premium on early retirement of debt ..................         (4,899)             --              --
Debt issuance costs .............................................         (2,509)             --              --
Dividends paid ..................................................           (569)           (379)             --
Treasury stock acquired .........................................           (506)           (542)             --
Options exercised ...............................................             60             161              --
                                                                        --------        --------        --------
Net cash provided by (used in) financing activities .............            973         (15,004)         (6,863)
                                                                        --------        --------        --------
Net increase (decrease) in cash .................................         13,029            (449)            105
Cash at beginning of period .....................................          1,935           2,384           2,279
                                                                        --------        --------        --------
Cash at end of period ...........................................       $ 14,964        $  1,935        $  2,384
                                                                        ========        ========        ========

Supplemental Information:
    Cash paid for interest ......................................       $  8,924        $ 10,110        $ 10,895
                                                                        ========        ========        ========

    Cash paid for income taxes, net .............................       $  8,259        $  9,098        $  3,546
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

     Accounting Changes

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which are effective for financial statement periods beginning after December 15, 1997. The adoption of these statements had no effect on the Company's financial position, results of operations or cash flows.

         In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes this statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         During 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires costs incurred during the development stage to be capitalized. The Company adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of this statement did not have a material effect on the Company's financial position, results of operations, or cash flows.

         The AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs be expensed as incurred. In addition, all start-up costs that were previously capitalized must be written off. The Company adopted SOP 98-5 effective for the year ended December 31, 1998. The adoption of this statement did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Negative book balances are classified as bank overdrafts on the accompanying balance sheets.

     Derivatives

         From time to time the Company hedges its position with respect to raw material or currency fluctuations on specific contracts by entering into forward contracts or purchase options, the cost of which are realized upon the completion of the contract. The nominal amounts outstanding under these contracts were not material at December 31, 1998.

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

     Advertising

         The Company expenses advertising costs as incurred. Advertising expense was $8.7 million, $8.0 million and $6.8 million in 1998, 1997 and 1996, respectively.

     Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.


2.   INVESTMENT IN AMERCORD

     The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Amercord manufactures and sells steel tire cord and tire bead wire used in the tire manufacturing industry. Equity in the undistributed earnings of Amercord since acquisition through December 31, 1998 totaled $3,563,000.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Condensed financial information for Amercord is presented below (in thousands):

                                                                       RESULTS OF OPERATIONS
                                                                       YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                 1998            1997            1996
                                                               --------        --------        --------
   Net sales ...........................................       $ 63,041        $ 74,880        $ 87,538
   Costs and expenses ..................................         67,610          75,349          82,229
                                                               --------        --------        --------
   Income (loss) from operations .......................         (4,569)           (469)          5,309
   Interest expense ....................................         (1,403)         (1,518)         (1,734)
   Income tax (expense) benefit ........................          2,211             735          (1,323)
                                                               --------        --------        --------
   Income (loss) before cumulative effect of a change in
     accounting principle ..............................         (3,761)         (1,252)          2,252
   Cumulative effect of a change in accounting principle
     (net of tax) ......................................             --              --           1,196
                                                               --------        --------        --------
   Net income (loss) ...................................         (3,761)         (1,252)          3,448
                                                               --------        --------        --------
   Company's share of net income (loss) ................       $ (1,881)       $   (626)       $  1,724
                                                               ========        ========        ========


                                                 FINANCIAL POSITION
                                                    DECEMBER 31,
                                               ---------------------
                                                 1998          1997
                                               -------       -------
   Assets (pledged) ....................       $43,641       $50,075
   Liabilities .........................        24,442        28,115
   Stockholders' equity ................        19,199        21,960


     In 1996, Amercord recorded a $1,196,000 gain to reflect the cumulative effect of an accounting change when it changed its accounting policy for maintenance parts. Amercord now capitalizes the cost of these parts upon purchase and expenses these parts when used in the production cycle. Amercord previously expensed the maintenance parts upon purchase. Also in 1996, Amercord recorded a pre-tax gain of $3,093,000 in connection with the settlement of disputed royalty payments for the years 1990-1995 and recorded a $2,723,000 loss for a writedown of certain production equipment pursuant to SFAS No. 121.

     Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has entered into a forbearance agreement pursuant to which the lender has agreed not to exercise certain rights under the credit agreement through March 31, 1999, subject to certain conditions. Amercord is currently negotiating with the lender to extend the forbearance agreement to June 30, 1999. In connection with the forbearance agreement, the Company made a $500,000 capital contribution to Amercord. In addition, the Company has guaranteed up to $2,000,000 of borrowings under Amercord's credit agreement.

     In 1998, the Company announced that it intended to seek to sell its 50% interest in Amercord. Based upon bids received from interested parties, the Company recorded a pre-tax writedown of $4,351,000 ($0.38 per share after tax) on its investment in Amercord during the fourth quarter of 1998.


3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):

                                                          1998         1997         1996
                                                         ------       ------       ------

   Balance at beginning of period ................       $4,423       $3,749       $2,769
     Provision for losses ........................        3,500        3,500        3,087
     Losses sustained (net of recoveries) ........        3,764        2,826        2,107
                                                         ------       ------       ------
   Balance at end of period ......................       $4,159       $4,423       $3,749
                                                         ======       ======       ======

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   INVENTORIES

     Inventories at December 31 consist of (in thousands):

                                                      1998          1997
                                                    -------       -------
   Raw materials ............................       $16,422       $16,352
   Work-in-progress .........................         4,728         4,936
   Finished goods and purchased stock .......        35,095        35,333
                                                    -------       -------
                                                    $56,245       $56,621
                                                    =======       =======


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consist of (in thousands):

                                              1998           1997
                                            --------       --------
Land ................................       $  1,369       $  1,290
Buildings ...........................         24,221         22,740
Construction in process .............          5,210          2,526
Machinery and equipment .............         84,474         76,864
                                            --------       --------
                                             115,274        103,420
Less accumulated depreciation .......         54,144         49,565
                                            --------       --------
                                            $ 61,130       $ 53,855
                                            ========       ========

6.   ACCRUED LIABILITIES AND OTHER LIABILITIES

     Accrued liabilities at December 31 consist of (in thousands):

                                                 1998          1997
                                               -------       -------
Employee compensation ..................       $ 8,476       $ 7,695
Sales promotions and incentives ........         6,075         4,823
Employee benefits ......................         4,191         8,938
Interest ...............................         2,326         3,272
Other ..................................         4,349         3,225
                                               -------       -------
                                               $25,417       $27,953
                                               =======       =======

     Other liabilities of $6,013,000 at December 31, 1998 consist primarily of accruals for retiree medical benefits related to the 1989 closure of the Company's metal plant. In 1998 the Company accrued an additional $3,278,000 for retiree medical benefits based upon a recent actuarial study taking into account unfavorable claims experience.


7.   REVOLVING CREDIT ARRANGEMENTS

     In April 1996, the Company amended and restated its credit agreement with KeyBank, N.A. ("Credit Agreement") to increase the total credit facility to $50,000,000 and extend the term to May 31, 1999. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. Unused letters of credit totaled $7,572,000 at December 31, 1998, of which $3,682,000 related to the Company's outstanding taxable notes (see Note 8), $1,890,000 primarily related to insurance and $2,000,000 related to the guarantee of certain borrowings under Amercord's bank credit facility. The Company's available borrowing capacity at December 31, 1998 was approximately $42,428,000. The Credit Agreement includes covenants that require the maintenance of certain financial ratios and net worth and that place restrictions on the repurchase of common stock and the payment of dividends. Outstanding borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.

     Interest is payable on borrowings under the revolving credit facility at either the prime commercial rate (7.75% at December 31, 1998) or LIBOR plus 2.00% at the option of the Company and on the unused credit facility at a rate of .25%. Letter of credit fees of 1.5% are paid at origination.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The weighted average interest rate for borrowings under the revolving credit facility during the period was 8.15% and 8.07% for December 31, 1998 and 1997, respectively.


8.   LONG-TERM DEBT

     Long-term debt at December 31 consists of (in thousands):

                                                                1998          1997
                                                              -------       -------
     Taxable Variable Rate Demand Notes ...............       $ 3,600       $ 5,350
     11 1/2% Senior Subordinated Notes due 2003 .......            --        75,000
     9 1/4% Senior Subordinated Notes due 2008 ........        75,000            --
                                                              -------       -------
                                                               78,600        80,350
     Less amounts due in one year .....................         3,600         1,750
                                                              -------       -------
                                                              $75,000       $78,600
                                                              =======       =======

     Scheduled principal payments are $3,600,000 in 1999.

     In March 1998, the Company purchased $72,900,000 of its outstanding 11 1/2% Senior Subordinated Notes due August 15, 2003 ("11 1/2% Notes") through a tender offer and consent solicitation. As a result of this transaction, the Company incurred an extraordinary charge of $4,054,000 net of income taxes of $2,841,000 resulting from the premium paid in connection with the purchase of the 11 1/2% Notes and the write off of debt issuance costs associated with the 11 1/2% Notes.

     Simultaneously with the consummation of the tender offer, the Company issued $75,000,000 of 9 1/4% Senior Subordinated Notes due March 1, 2008 (the "9 1/4% Notes") with interest payable semi-annually on March 1 and September 1 commencing September 1, 1998. The 9 1/4% Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all existing and future "Senior Indebtedness" of the Company (as that term is defined in the indenture pursuant to which the 9 1/4% Notes were issued (the "9 1/4% Note Indenture")).

     The 9 1/4% Notes are redeemable at the Company's option, in whole or in part, at any time on or after March 1, 2003, at redemption prices ranging from 104.625% commencing on March 1, 2003 and reducing to 100% on March 1, 2006 and thereafter. The 9 1/4% Note Indenture includes certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends and make other restrictive payments, consummate certain transactions and other matters similar to those which existed under the indenture pursuant to which the 11 1/2% Notes were issued (the "11 1/2% Note Indenture").

     On August 17, 1998, the Company redeemed the $2,100,000 principal amount of 11 1/2% Notes that remained outstanding after the tender offer. As a result of this transaction, the Company incurred an extraordinary charge of approximately $53,000 net of income taxes of $37,000 resulting from the premium paid in connection with the redemption.

     Interest on the Taxable Variable Rate Demand Notes (the "Taxable Notes") is payable monthly at the greater of the 30 or 90 day commercial paper rate (5.55% at December 31, 1998) plus 0.125%. The Taxable Notes are payable in a quarterly installment of $450,000 on January 1, 1999, with the remaining balance due on April 1, 1999. The Taxable Notes are secured by an irrevocable letter of credit issued under the Credit Agreement (see Note 7). The Taxable Notes contain similar covenants and restrictions in the Credit Agreement described in Note 7.

     The estimated fair value of the Taxable Notes at December 31, 1998 was $3,600,000. The Taxable Notes have a variable interest rate and therefore trade at face value. The fair value of the 9 1/4% Notes at December 31, 1998 was $75,000,000 based upon quoted market price.


9.   COMMITMENTS

     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are approximately $9,566,000, $7,289,000, $4,883,000, $3,924,000,

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


$2,284,000 and $1,832,000 for the years ending December 31, 1999, 2000, 2001,
2002, 2003 and thereafter, respectively. Lease expense was approximately $12,171,000, $10,901,000 and $10,391,000 for the years ended December 31, 1998,
1997 and 1996, respectively.


10.  INCOME TAXES

     Income tax expense for the years ended December 31 consists of (in thousands):

                                             1998                     1997                     1996
                                     --------------------     ---------------------     ---------------------
                                     CURRENT     DEFERRED     CURRENT      DEFERRED     CURRENT      DEFERRED
                                     -------     --------     -------      --------     -------      --------
   Federal income taxes ......       $6,366       $  542       $7,816       $   55       $2,252       $1,918
   State income taxes ........        1,473          123        1,641           12          918           84
                                     ------       ------       ------       ------       ------       ------
                                     $7,839       $  665       $9,457       $   67       $3,170       $2,002
                                     ======       ======       ======       ======       ======       ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                                 1998           1997
                                               -------        -------
    Deferred tax assets:
      Medical benefits .................       $ 2,722        $ 1,581
      Bad debt expense .................           474          1,847
      Pension expense ..................           869          3,427
      Inventory costs ..................           671            247
      Other ............................         1,455            305
                                               -------        -------
    Total deferred tax assets ..........         6,191          7,407
    Deferred tax liabilities:
      Depreciation .....................         8,627          8,519
      Other ............................           180            839
                                               -------        -------
    Total deferred tax liabilities .....         8,807          9,358
                                               -------        -------
    Net deferred tax liabilities .......       $(2,616)       $(1,951)
                                               =======        =======

     The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                                       1998        1997        1996
                                                                       ----        ----        ----
    Statutory rate ...........................................         35.0%       35.0%       34.0%
    State income tax, net of federal income tax benefit ......          5.5         4.6         4.3
    Equity in (earnings) loss of Amercord ....................          6.0          .8        (3.3)
    Other ....................................................          1.2         1.7         1.9
                                                                       ----        ----        ----
    Effective rate ...........................................         47.7%       42.1%       36.9%
                                                                       ====        ====        ====



11.  STOCKHOLDERS' EQUITY

     In March 1998, the Company completed an initial public offering ("IPO") of 2,448,120 shares of common stock at an offering price to the public of $16.00 per share. In the IPO, 808,520 shares were sold by the Company and 1,639,600 shares were sold by certain of the Company's stockholders. The offering resulted in an increase in stockholders' equity of $11,485,000.

     In connection with the IPO, 1,150,000 shares of Class B common stock were converted into 1,150,000 shares of common stock. The Class B common stock is convertible on a one-for-one basis into common stock at any time subject to legal restrictions, if any, applicable to the holder of these shares. The Class B common stock has the same rights and privileges extended to the common stock except that the holder of Class B common stock may vote only on matters

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


pertaining to changes in the Certificate of Incorporation; the sale, lease, or disposition of certain assets; mergers or consolidations; or the liquidation or dissolution of the Company.

     In October 1998 the Company's Board of Directors approved a stock repurchase program. Under this program, the Company has been authorized to purchase up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors. As of December 31, 1998, the Company had repurchased 47,000 shares of common stock under the stock repurchase program.


12.  EARNINGS PER SHARE

     Earnings per share for 1996 and 1997 were calculated in accordance with the Securities and Exchange Commission ("Commission") Staff Accounting Bulletin, Topic 4D in anticipation of the Company's initial public offering in the first quarter of 1998. Topic 4D requires shares of common stock issued during the 12-month period prior to the initial public offering at prices below the public offering price be included in the calculation of diluted earnings per share as if they were outstanding for all periods presented.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                   1998          1997          1996
                                                                                  -------       -------       -------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
       Numerator for basic and diluted earnings per common share --
          income before extraordinary item ................................       $13,056       $13,089       $ 8,822
Denominator:
       Denominator for basic earnings per common share --
          weighted-average shares .........................................         8,260         7,594         7,594
       Effect of dilutive securities:
          Employee stock options ..........................................           143           162           152
                                                                                  -------       -------       -------
       Denominator for diluted earnings per common share--
          adjusted weighted-average shares ................................         8,403         7,756         7,746
                                                                                  =======       =======       =======
Basic earnings per common share before extraordinary item .................       $  1.58       $  1.72       $  1.16
                                                                                  =======       =======       =======
Diluted earnings per common share before extraordinary item ...............       $  1.55       $  1.69       $  1.14
                                                                                  =======       =======       =======

     Options to purchase 70,000 shares of common stock with a weighted average exercise price of $13.14 per share were outstanding for the year ended December 31, 1998 but were excluded from the diluted earnings per share calculation because the option exercise price was greater than the average market price of the common stock during the period.


13.  STOCK PLANS

     The Company has a stock option plan, whereby it grants non-statutory stock options to certain directors, officers and key employees. The Company has authorized 800,000 shares of common stock to be issued under the plan. The options granted in 1996, 1997 and 1998 were granted at fair market value on the grant date and are exercisable for ten years. Options vest by either of the following methods: one-half vests upon the grant date with the remainder vesting after two years or twenty-percent vests upon the grant date with an additional twenty percent vesting each year commencing on the first anniversary of the grant date.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Transactions during 1996, 1997 and 1998 under this plan are summarized below:

                                                          SHARES              PRICE
                                                         --------        ----------------
    Options outstanding at December 31, 1995 .....        262,200        $  .003 to $5.00
    Exercised ....................................        (62,400)       $           .003
    Granted ......................................         12,500        $           5.00
                                                         --------        ----------------
    Options outstanding at December 31, 1996 .....        212,300        $ 2.925 to $5.00
    Exercised ....................................        (40,500)       $ 2.925 to $5.00
    Granted ......................................        140,000        $12.00 to $16.00
    Expired or canceled ..........................         (4,500)       $           5.00
                                                         --------        ----------------
    Options outstanding at December 31, 1997 .....        307,300        $2.925 to $16.00
    Exercised ....................................        (10,000)       $          2.925
    Granted ......................................        275,000        $           9.00
                                                         --------        ----------------
    Options outstanding at December 31, 1998 .....        572,300        $2.925 to $16.00


     Options to purchase 298,800, 233,550 and 189,550 shares were exercisable at December 31, 1998, 1997 and 1996, respectively. The weighted average exercise price of options outstanding was $8.45, $7.79 and $3.47 at December 31, 1998, 1997 and 1996, respectively.

     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

        OPTIONS OUTSTANDING
---------------------------------------
         WEIGHTED AVERAGE                  OPTIONS EXERCISABLE
            REMAINING                    ------------------------
SHARES    LIFE IN YEARS  EXERCISE PRICE  SHARES    EXERCISE PRICE
------    -------------  --------------  ------    --------------
126,800       4.67          $ 2.925       126,800       $ 2.925
 30,500       6.41          $ 5.000        30,500       $ 5.000
275,000       9.66          $ 9.000        71,500       $ 9.000
100,000       8.17          $12.000        50,000       $12.000
 40,000       8.42          $16.000        20,000       $16.000

     The Company adopted the disclosure provisions of SFAS No. 123 in 1996 but continues to measure stock-based compensation in accordance with APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value at date of grant for options granted during 1998, 1997, and 1996 was $7.53, $6.09 and $2.56 per option, respectively. In 1996 and 1997 the fair value of the options was estimated at the date of the grant using the minimum value method option pricing model assuming dividend yields of 1.0%, a weighted-average expected life of an option of 10 years and a risk-free interest rate of 7.03% and 6.87% for 1997 and 1996, respectively. In 1998 the fair value of the options was estimated at the date of the grant using the Black Scholes option pricing model with the following weighted-average assumptions for 1998: risk free interest rate of 5.45%, dividend yield of 1.0%, volatility factor of the expected market price of the stock of 1.00, and a weighted-average expected life of the option of 10 years.

     Stock based compensation costs would have reduced net income by $669,000, $389,000 and $17,000 or $0.08, $0.05 and $0.00 per basic and diluted share in 1998, 1997 and 1996, respectively, if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years.

     Effective October 1, 1998 the Company established an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase the Company's common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. The Company registered 250,000 shares of common stock for issuance under the ESPP.
As of December 31, 1998, 35,327 shares were issued for $6.378 per share.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


14.  BUSINESS SEGMENTS

     The Company has two reportable segments: building products and electrical cable products. The principal business activities of the building products segment are the manufacture of vinyl siding, vinyl replacement windows and cabinets, and the wholesale distribution of these and other complementary building products principally to professional home remodeling and new construction contractors. The principal business activity of the electrical cable segment is the manufacture and sale of jacketed electrical cable.

     The Company evaluates performance and allocates resources based on operating profit, which is net sales less operating expenses.

     Comparative financial data by reportable segment for the years ended December 31 are as follows (in thousands):

                                                                                 1998             1997             1996
                                                                               ---------        ---------        ---------
Net sales:
       Building products................................................       $ 355,997        $ 344,000        $ 314,645
       Electrical cable products .......................................          51,936           53,690           41,826
                                                                               ---------        ---------        ---------
                                                                               $ 407,933        $ 397,690        $ 356,471
                                                                               =========        =========        =========

Operating profits (losses):
       Building products ...............................................       $  35,188        $  30,415        $  26,372
       Electrical cable products .......................................           5,774            5,086             (967)
       Corporate expense ...............................................          (2,727)          (2,467)          (2,253)
                                                                               ---------        ---------        ---------
                                                                               $  38,235        $  33,034        $  23,152
                                                                               =========        =========        =========

Identifiable assets:
       Building products ...............................................       $ 139,279        $ 139,751        $ 133,023
       Electrical cable products .......................................          21,213           20,349           24,746
       Corporate .......................................................          28,827           18,404           19,940
                                                                               ---------        ---------        ---------
                                                                               $ 189,319        $ 178,504        $ 177,709
                                                                               =========        =========        =========

Depreciation and amortization:
       Building products ...............................................       $   5,719        $   5,029        $   4,282
       Electrical cable products .......................................           1,181            1,096            1,154
       Corporate .......................................................             317              396              437
                                                                               ---------        ---------        ---------
                                                                               $   7,217        $   6,521        $   5,873
                                                                               =========        =========        =========
Net additions to property, plant, and equipment:
       Building products ...............................................       $  12,658        $   8,108        $   6,982
       Electrical cable products .......................................           1,596              635            1,128
       Corporate .......................................................               7               15               --
                                                                               ---------        ---------        ---------
                                                                               $  14,261        $   8,758        $   8,110
                                                                               =========        =========        =========

     Identifiable assets by segment are those used in the Company's operations in each segment. Corporate assets are principally the Company's cash and cash equivalents of $21,203,000 and its investment in Amercord of $4,961,000. The Company operates principally in the United States. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.


15.  RETIREMENT PLANS

     The Company has two defined benefit pension plans: the Alside Retirement Plan ("Alside Plan") and the Premium Building Products Company Hourly Employees Pension Plan ("Premium Plan") which together cover substantially all of its salaried and certain nonsalaried employees. The Alside Retirement Plan was frozen effective December 31, 1998 and was replaced by a defined contribution plan (401(k) plan) effective January 1, 1999. As a result of the plan freeze, the Company

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


recorded a $5,951,000 curtailment gain. The Premium Plan, which covers approximately 250 participants, was not frozen. Accrued pension liabilities are included in accrued liabilities in the accompanying balance sheets.

     Information regarding the Company's defined benefit plans is as follows:


                                                                          1998                                  1997
                                                            --------------------------------        -------------------------------
                                                               ALSIDE             PREMIUM              ALSIDE            PREMIUM
                                                                PLAN                PLAN                PLAN               PLAN
                                                            ------------        ------------        ------------       ------------

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year ...       $ 29,332,966        $    915,091        $ 25,492,575       $    752,614
Service cost ........................................          1,477,380              37,718           1,127,606             37,108
Interest cost .......................................          2,033,577              62,459           1,807,208             55,551
Plan amendments .....................................                 --                  --                  --             56,751
Curtailment .........................................         (6,810,534)                 --                  --                 --
Actuarial (gain) loss ...............................            744,449             (16,665)          1,867,498             19,315
Benefits paid .......................................           (959,438)            (10,305)           (961,921)            (6,248)
                                                            ------------        ------------        ------------       ------------
Projected benefit obligation at end of year .........       $ 25,818,400        $    988,298        $ 29,332,966       $    915,091
                                                            ============        ============        ============       ============


CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year ...........       $ 26,680,890        $    681,713        $ 22,588,594       $    531,442
Actual return on plan assets ........................          4,685,492             108,050           5,054,217            120,419
Employer contributions ..............................                 --              27,700                  --             36,100
Benefits paid .......................................           (959,438)            (10,305)           (961,921)            (6,248)
                                                            ------------        ------------        ------------       ------------
Fair value of assets at end of year .................         30,406,944             807,158          26,680,890            681,713

Funded status .......................................          4,588,544            (181,140)         (2,652,076)          (233,378)
Unrecognized:
   Transition (asset) obligation ....................                 --              35,503             862,150             42,604
   Prior service costs ..............................                 --              56,609             238,884             62,851
   Cumulative net (gain) loss .......................         (6,212,198)            (87,484)         (4,755,362)           (25,092)
                                                            ------------        ------------        ------------       ------------
Accrued pension cost ................................       $ (1,623,654)       $   (176,512)       $ (6,306,404)      $   (153,015)
                                                            ============        ============        ============       ============


KEY ASSUMPTIONS AS OF DECEMBER 31
Discount rate .......................................               7.00%               7.00%               7.00%              7.00%
Long-term rate of return on assets ..................               9.00%               9.00%               9.00%              9.00%
Salary increases ....................................                N/A                 N/A                4.50%               N/A


NET PERIODIC PENSION COST
Service cost ........................................       $  1,477,380        $     37,718        $  1,127,606       $     37,108
Interest cost .......................................          2,033,577              62,459           1,807,208             55,551
Expected return on assets ...........................         (2,356,027)            (62,323)         (1,989,584)           (48,651)
Amortization of unrecognized:
   Transition (asset) obligation ....................            215,539               7,101             215,539              7,101
   Prior service costs ..............................             25,520               6,242              25,521              6,236
   Cumulative net (gain) loss .......................           (128,180)                 --            (180,511)                --
                                                            ------------        ------------        ------------       ------------
Net periodic pension cost ...........................       $  1,267,809        $     51,197        $  1,005,779       $     57,345
                                                            ============        ============        ============       ============

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The Company sponsors a defined contribution plan (the "401(k) Plan") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plan qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code and covers all full-time employees of AmerCable. The Company matches up to 3.5% of eligible compensation. For the years ended December 31, 1998, 1997 and 1996 the Company's pre-tax contributions to the 401(k) Plan were $201,000, $175,000 and $145,000, respectively.


16.  CONTINGENCIES

     The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small container storage area, the use of these facilities was terminated prior to the acquisition of the facilities by the Company from USX Corporation (USX) in 1984. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at these facilities under relevant contract terms and under statutory and common law. The effects of the past practices of these facilities are continuing to be investigated pursuant to the terms of the consent order and as a result the Company is unable to reasonably estimate a reliable range of the aggregate cost of corrective action at this time. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities. The Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at these facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 20, 1999 ("Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

         The information required by this item regarding executive officers is set forth in Item 1 of Part 1 of this report, and incorporated herein by reference.

          Information required by this item regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to this section is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Proxy Statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is set forth under the captions "Director Compensation," "Executive Officer Compensation," "Option/SAR Grants in 1998," and "Aggregated Option/SAR Exercises in 1998 and December 31, 1998 Option/SAR Values" in the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is set forth under the caption "Beneficial Ownership of Common Stock" in the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, to be filed with the Commission pursuant to Registration 14A, which is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are included in this report.

(a)(1)   FINANCIAL STATEMENTS

         See Index to Financial Statements at Item 8 on page 20 of this report.


(a)(2)  FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

(b)     REPORTS ON FORM 8-K

        During the quarter ended December 31, 1998, the Company filed no Current Reports on Form 8-K.

(c)     EXHIBITS

      3.1     --   Restated Certificate of Incorporation, as amended, of Associated Materials Incorporated (the "Company")
                   (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission
                   File No. 33-84110 (the "1994 Registration Statement")).

      3.2     --   Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the 1994 Registration
                   Statement).

      4.1     --   Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note
                   Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1,
                   Commission File No. 33-42067 (the "1997 Debt Registration Statement")).

      4.2     --   Form of Senior Subordinated Note under the 9 1/4% Note Indenture (incorporated by reference to Exhibit A to Exhibit 4.1 to the 1997 Debt Registration Statement).

      4.3     --   Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets,
                   Inc. ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G. Winspear, D.W. Winspear, R.L. Winspear,
                   B.W. Meyer, The Principal/The Eppler, Guerin & Turner, Inc., Frank T. Lauinger, John Wallace and Bonnie B.
                   Smith (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).

      4.4     --   Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M.
                   Winspear (incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

      4.5     --   Amendment to the Stockholders' Agreement, dated as of April 1, 1994, among the Company, PruSupply, W.W.
                   Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.5 to the 1994 Registration Statement).

      4.6     --   Second Amendment to the Stockholders' Agreement, dated as of July 1, 1994, among the Company, PruSupply,
                   W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration
                   Statement).

      4.7     --   Third Amendment to the Stockholders' Agreement, dated as of October 12, 1994, among the Company,
                   Prudential and the Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.15 to the
                   1994 Registration Statement).

      4.8     --   Assumption Agreement, effective as of July 29, 1994, by the Winspear Family Limited Partnership
                   (incorporated by reference to Exhibit 4.7 to the 1994 Registration Statement).

      4.9     --   Assumption Agreement, effective as of September 30, 1994 by The Prudential Insurance Company of America
                   ("Prudential") (incorporated by reference to Exhibit 4.14 to the 1994 Registration Statement).

      4.10    --   Trust Indenture, dated as of June 1, 1992, between the Company and KeyBank, N.A. (formerly Society
                   National Bank) ("KeyBank"), relating to the Company's taxable variable rate demand notes ("Taxable Notes")
                   (incorporated by reference to Exhibit 4.43 to the 1993 Registration Statement).

      4.11    --   Remarketing Agreement, dated as of June 1, 1992, between the Company and KeyBank as Remarketing Agent, relating to the Taxable Notes (incorporated by reference to Exhibit 4.44 to the 1993 Registration
                   Statement).

      4.12    --   Note Purchase Agreement, dated as of June 26, 1992, between the Company and Automated Cash Management
                   Trust, relating to the Taxable Notes (incorporated by reference to Exhibit 4.45 to the 1993 Registration
                   Statement).

      4.13    --   Irrevocable Letter of Credit, dated as of June 1, 1992, between the Company and KeyBank relating to the
                   Taxable Notes (incorporated by reference to Exhibit 4.46 to the 1993 Registration Statement).

     10.1     --   Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel
                   Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration
                   Statement).

     10.2     --   Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

     10.3     --   Subscription and Stockholders Agreement, dated as of June 25, 1986, among the Company, Florida Wire and
                   Cable Company ("Florida Wire"), GCR S.p.A. ("GCR") and Amercord Inc. (the "Subscription Agreement")
                   (incorporated by reference to Exhibit 10.5 to the 1993 Registration Statement).

     10.4     --   Management Agreement, effective as of May 1, 1986, between Amercord Inc. and the Company (incorporated by reference to Exhibit 10.8 to the 1993 Registration Statement).

     10.5     --   Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

     10.6*    --   Associated Materials Incorporated Amended and Restated 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                   1997).

     10.7*    --   Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

     10.8     --   Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form
                   10-Q).

     10.9     --   Third Amended and Restated Note, dated April 2, 1996, from the Company to KeyBank relating to the Credit
                   Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     10.10*   --   Associated Materials Incorporated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

     21.1     --   List of Subsidiaries of the Company.

     23.1     --   Consent of Ernst & Young LLP.

     24.1     --   Power of Attorney of directors and certain executive officers of the Company.

     27.1     --   Financial Data Schedule.

          -----------------
            * Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 23, 1999.

                                     ASSOCIATED MATERIALS INCORPORATED

                                     By: /s/ ROBERT L. WINSPEAR
                                         -------------------------------------
                                         Robert L. Winspear
                                         Chief Financial Officer,
                                         Vice President, Secretary and Treasurer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

                 Signature                                                          Title
                 ---------                                                          -----


            WILLIAM W. WINSPEAR*                                    Chairman of the Board, President and
--------------------------------------------                             Chief Executive Officer
            William W. Winspear                                       (Principal Executive Officer)

           /s/ ROBERT L. WINSPEAR                                 Chief Financial Officer, Vice President,
--------------------------------------------                              Secretary and Treasurer
              Robert L. Winspear                                (Principal Financial and Accounting Officer)

             RICHARD I. GALLAND*                                                  Director
--------------------------------------------
             Richard I. Galland

                JOHN T. GRAY*                                                     Director
--------------------------------------------
                John T. Gray

             DONALD L. KAUFMAN*                                                   Director
--------------------------------------------
              Donald L. Kaufman

               JAMES F. LEARY*                                                    Director
--------------------------------------------
               James F. Leary

               ALAN B. LERNER*                                                    Director
--------------------------------------------
               Alan B. Lerner

                 A. A. MEITZ*                                                     Director
--------------------------------------------
                 A. A. Meitz


               Robert L. Winspear, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Associated Materials Incorporated on the 23rd day of March, 1999, pursuant to a power of attorney executed on behalf of each of these officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

*  By: /s/ ROBERT L. WINSPEAR
       --------------------------------------
           Robert L. Winspear
           Attorney-in-Fact

                                INDEX TO EXHIBITS


      3.1     --   Restated Certificate of Incorporation, as amended, of Associated Materials Incorporated (the "Company")
                   (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission
                   File No. 33-84110 (the "1994 Registration Statement")).

      3.2     --   Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the 1994 Registration
                   Statement).

      4.1     --   Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note
                   Indenture") (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1,
                   Commission File No. 33-42067 (the "1997 Debt Registration Statement")).

      4.2     --   Form of Senior Subordinated Note under the 9 1/4% Note Indenture (incorporated by reference to Exhibit A to Exhibit 4.1 to the 1997 Debt Registration Statement).

      4.3     --   Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets,
                   Inc. ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G. Winspear, D.W. Winspear, R.L. Winspear,
                   B.W. Meyer, The Principal/The Eppler, Guerin & Turner, Inc., Frank T. Lauinger, John Wallace and Bonnie B.
                   Smith (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).

      4.4     --   Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M.
                   Winspear (incorporated by reference to Exhibit 4.4 to the 1993 Form 10-K).

      4.5     --   Amendment to the Stockholders' Agreement, dated as of April 1, 1994, among the Company, PruSupply, W.W.
                   Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.5 to the 1994 Registration Statement).

      4.6     --   Second Amendment to the Stockholders' Agreement, dated as of July 1, 1994, among the Company, PruSupply,
                   W.W. Winspear and M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration
                   Statement).

      4.7     --   Third Amendment to the Stockholders' Agreement, dated as of October 12, 1994, among the Company,
                   Prudential and the Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.15 to the
                   1994 Registration Statement).

      4.8     --   Assumption Agreement, effective as of July 29, 1994, by the Winspear Family Limited Partnership
                   (incorporated by reference to Exhibit 4.7 to the 1994 Registration Statement).

      4.9     --   Assumption Agreement, effective as of September 30, 1994 by The Prudential Insurance Company of America
                   ("Prudential") (incorporated by reference to Exhibit 4.14 to the 1994 Registration Statement).

      4.10    --   Trust Indenture, dated as of June 1, 1992, between the Company and KeyBank, N.A. (formerly Society
                   National Bank) ("KeyBank"), relating to the Company's taxable variable rate demand notes ("Taxable Notes")
                   (incorporated by reference to Exhibit 4.43 to the 1993 Registration Statement).

      4.11    --   Remarketing Agreement, dated as of June 1, 1992, between the Company and KeyBank as Remarketing Agent, relating to the Taxable Notes (incorporated by reference to Exhibit 4.44 to the 1993 Registration
                   Statement).

      4.12    --   Note Purchase Agreement, dated as of June 26, 1992, between the Company and Automated Cash Management
                   Trust, relating to the Taxable Notes (incorporated by reference to Exhibit 4.45 to the 1993 Registration
                   Statement).

      4.13    --   Irrevocable Letter of Credit, dated as of June 1, 1992, between the Company and KeyBank relating to the
                   Taxable Notes (incorporated by reference to Exhibit 4.46 to the 1993 Registration Statement).

     10.1     --   Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel
                   Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration
                   Statement).

     10.2     --   Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

     10.3     --   Subscription and Stockholders Agreement, dated as of June 25, 1986, among the Company, Florida Wire and
                   Cable Company ("Florida Wire"), GCR S.p.A. ("GCR") and Amercord Inc. (the "Subscription Agreement")
                   (incorporated by reference to Exhibit 10.5 to the 1993 Registration Statement).

     10.4     --   Management Agreement, effective as of May 1, 1986, between Amercord Inc. and the Company (incorporated by reference to Exhibit 10.8 to the 1993 Registration Statement).

     10.5     --   Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

     10.6*    --   Associated Materials Incorporated Amended and Restated 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                   1997).

     10.7*    --   Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

     10.8     --   Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form
                   10-Q).

     10.9     --   Third Amended and Restated Note, dated April 2, 1996, from the Company to KeyBank relating to the Credit
                   Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     10.10*   --   Associated Materials Incorporated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998).

     21.1     --   List of Subsidiaries of the Company.

     23.1     --   Consent of Ernst & Young LLP.

     24.1     --   Power of Attorney of directors and certain executive officers of the Company.

     27.1     --   Financial Data Schedule.

          -----------------
          *  Constitutes a compensatory plan or arrangement.