Form 10-Q
period 1999-03-31
ASSOCIATED MATERIALS INC
filed 1999-05-13
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 1999
                                      ------------------------------------------

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  ---------------------

                         Commission file number: 0-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                               75-1872487
--------------------------------------------------------------------------------
   (State or Other Jurisdiction                   (I.R.S. Employer
of Incorporation of Organization)                 Identification No.)


2200 Ross Avenue, Suite 4100 East, Dallas, Texas                       75201
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code         (214) 220-4600
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

Yes   [X]         No
    -------          -------

 Shares of Common Stock, $.0025 par value outstanding at May 7, 1999: 6,503,351
        Shares of Class B Common Stock, $.0025 par value outstanding at
                             May 7, 1999: 1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                               Page No.
                                                                               --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
      Balance Sheets.........................................................       1
          March 31, 1999 (Unaudited) and December 31, 1998

      Statements of Operations (Unaudited)...................................       2
          Quarter ended March 31, 1999 and 1998

      Statements of Cash Flows (Unaudited)...................................       3
          Quarter ended March 31, 1999 and 1998

      Notes to Financial Statements (Unaudited)..............................       4

  Item 2. Management's Discussion and Analysis of Results of Operations
                and Financial Condition......................................       6

  Item 3. Quantitative and Qualitative Disclosures About Market Risk........        9


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................       10


SIGNATURES...................................................................      11

Part I.  Financial Information
Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                           March 31,   December 31,
                                                             1999         1998
                                                          -----------   ---------
                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.............................  $   1,859    $  14,964
   Accounts receivable, net..............................     46,804       45,756
   Inventories...........................................     59,399       56,245
   Other current assets..................................      4,023        3,572
                                                           ---------    ---------
Total current assets.....................................    112,085      120,537
Property, plant and equipment, net.......................     67,181       61,130
Investment in Amercord Inc...............................      4,733        4,961
Other assets.............................................      2,659        2,691
                                                           ---------    ---------
Total assets.............................................  $ 186,658    $ 189,319
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdrafts.......................................  $   2,393    $    --
   Accounts payable......................................     21,887       11,713
   Accrued liabilities...................................     13,090       25,417
   Income taxes payable..................................        300          582
   Current portion of long-term debt.....................      3,150        3,600
                                                           ---------    ---------
Total current liabilities................................     40,820       41,312
Deferred income taxes....................................      2,935        2,616
Other liabilities........................................      5,999        6,013
Long-term debt...........................................     75,000       75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at March 31, 1999 and
         December 31, 1998
      Issued shares - 0 at March 31, 1999 and
         December 31, 1998...............................         --           --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 6,943,747 at March 31, 1999
            and 6,938,747 at December 31, 1998...........         17           17
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 1,550,000 at
            March 31, 1999 and December 31, 1998.........          4            4
      Less:  Treasury stock, at cost - 323,396 shares at
         March 31, 1999 and 88,396 at December 31, 1998..     (3,507)      (1,048)
      Capital in excess of par...........................     12,303       12,273
      Retained earnings..................................     53,087       53,132
                                                           ---------    ---------
      Total stockholders' equity.........................     61,904       64,378
                                                           ---------    ---------

Total liabilities and stockholders' equity...............  $ 186,658    $ 189,319
                                                           =========    =========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                                      Quarter Ended
                                                                        March 31,
                                                                  --------------------
                                                                    1999        1998
                                                                  --------    --------
Net sales...................................................      $ 84,597    $ 78,650
Cost of sales...............................................        59,442      56,320
                                                                  --------    --------
                                                                    25,155      22,330
Selling, general and administrative expense.................        21,895      20,474
                                                                  --------    --------
Income from operations......................................         3,260       1,856
Interest expense............................................         1,679       2,283
                                                                  --------    --------
                                                                     1,581        (427)
Equity in loss of Amercord Inc..............................          (228)       (564)
                                                                  --------    --------
Income (loss) before income taxes and extraordinary item....         1,353        (991)
Income tax expense (benefit)................................           553        (224)
                                                                  --------    --------
Income (loss) before extraordinary item.....................           800        (767)

Extraordinary loss from retirement of debt, net of
income taxes................................................          --        (4,054)
                                                                   --------    --------

Net income (loss)...........................................      $    800    $ (4,821)
                                                                  ========    ========

Earnings Per Common Share - Basic:

Income (loss) before extraordinary item.....................      $   0.10    $  (0.10)

Extraordinary loss from retirement of debt..................          --         (0.52)
                                                                  --------    --------

Net income (loss) per common share..........................      $   0.10    $  (0.62)
                                                                  ========    ========

Earnings Per Common Share - Assuming Dilution:

Income (loss) before extraordinary item.....................      $   0.09    $  (0.10)

Extraordinary loss from retirement of debt..................          --         (0.52)
                                                                  --------    --------

Net income (loss) per common share..........................      $   0.09    $  (0.62)
                                                                  ========    ========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                    Quarter Ended
                                                                       March 31,
                                                                 --------------------
                                                                   1999        1998
                                                                 --------    --------
OPERATING ACTIVITIES
Net income (loss).............................................   $    800    $ (4,821)
Adjustments to reconcile net income (loss) to net cash
   used by operating activities:
      Depreciation and amortization...........................      1,999       1,739
      Deferred income taxes...................................        319         786
      Loss in earnings of Amercord Inc........................        228         564
      Loss on sale of assets..................................       --             8
      Extraordinary loss on retirement of debt................       --         4,054
      Changes in operating assets and liabilities:
         Accounts receivable, net.............................     (1,048)      3,834
         Inventories..........................................     (3,154)     (5,185)
         Income taxes receivable/payable......................       (282)       (935)
         Bank overdrafts......................................      2,393       1,789
         Accounts payable and accrued liabilities.............     (2,153)     (7,213)
         Other assets and liabilities.........................       (501)       (588)
                                                                 --------    --------
Net cash used by operating activities.........................     (1,399)     (5,968)

INVESTING ACTIVITIES
Proceeds from sale of assets..................................         15           9
Additions to property, plant and equipment....................     (7,997)     (3,942)
                                                                 --------    --------
Net cash used by investing activities.........................     (7,982)     (3,933)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt..................       --        75,000
Net proceeds from issuance of common stock....................       --        11,485
Net increase in revolving line of credit......................       --         4,583
Principal payments of long-term debt..........................       (450)       (450)
Principal payments on 11 1/2% Senior Subordinated Notes.......       --       (72,900)
Prepayment premium of early retirement of debt................       --        (4,809)
Debt issuance cost............................................       --        (2,509)
Dividends paid................................................       (845)       (569)
Treasury stock acquired.......................................     (2,459)       --
Options exercised.............................................         30        --
                                                                 --------    --------
Net cash provided by (used by) financing activities...........     (3,724)      9,831

Net decrease in cash..........................................    (13,105)        (70)
Cash at beginning of period...................................     14,964       1,935
                                                                 --------    --------
Cash at end of period.........................................   $  1,859    $  1,865
                                                                 ========    ========

Supplemental information:
Cash paid for interest........................................   $  3,544    $  4,958
                                                                 ========    ========
Net cash paid for income taxes................................   $  1,116    $    771
                                                                 ========    ========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter ended March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):


                                       March 31, December 31,
                                          1999      1998
                                        -------   -------
Raw materials .......................   $15,045   $16,422
Work in process .....................     5,076     4,728
Finished goods and purchased stock...    39,278    35,095
                                        -------   -------
                                        $59,399   $56,245
                                        =======   =======


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):


                                    Quarter Ended
                                      March 31,
                                 --------------------
                                   1999        1998
                                 --------    --------
Net sales ....................   $ 13,762    $ 16,647
Costs and expenses ...........     14,160      18,085
                                 --------    --------
Loss from operations .........       (398)     (1,438)
Interest expense .............        325         352
Income tax benefit ...........       (268)       (663)
                                 --------    --------
Net loss .....................   $   (455)   $ (1,127)
                                 ========    ========

Company's share of net loss...   $   (228)   $   (564)
                                 ========    ========


Amercord was not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has extended its forbearance agreement with its lender to June 30, 1999 subject to certain conditions. In connection with this forbearance agreement, the Company has guaranteed borrowings of up to $3,000,000 under Amercord's credit agreement. The Company has announced its intention to sell its 50% interest in Amercord.


NOTE 4 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to 800,000 shares of common stock in open market transactions. The Company purchased 235,000 shares of its common stock during the first quarter of 1999 at a cost of $2,459,000. At March 31, 1999, 282,000 shares have been purchased under the program.


NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          Quarter Ended
                                                                            March 31,
                                                                        ------------------
                                                                         1999       1998
                                                                        -------   -------
Numerator:
   Numerator for basic and diluted earnings per common
      share - earnings (loss) before extraordinary item .............   $   800   $  (767)

Denominator:
   Denominator for basic earnings per common share -
      weighted-average shares .......................................     8,340     7,829
   Effect of dilutive securities:
      Employee stock options ........................................       152      --
                                                                        -------   -------
   Denominator for diluted earnings per common share -
      adjusted weighted-average shares ..............................     8,492     7,829

Basic earnings (loss) per common share before extraordinary item ....   $  0.10   $ (0.10)
                                                                        =======   =======
Diluted earnings (loss) per common share before extraordinary item...   $  0.09   $ (0.10)
                                                                        =======   =======


In accordance with Statement of Financial Accounting Standards No. 128, approximately 174,000 potential common shares were excluded from the calculation of weighted average shares outstanding for the quarter ended March 31, 1998. Due to the loss incurred in that quarter, inclusion of these shares would have been antidilutive.

For the quarter ended March 31, 1999, options to purchase 140,000 shares of common stock were excluded from the calculation of weighted average shares outstanding because the average exercise price of these shares was higher than the average market price of the common stock during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:


                                                                             Quarter Ended March 31,
                                                    --------------------------------------------------------------------------
                                                                   1999                                   1998
                                                    ------------------------------------   -----------------------------------
                                                                        Percentage of                         Percentage of
                                                        Amount         Total Net Sales        Amount         Total Net Sales
                                                    ---------------   ------------------   --------------    -----------------
Total Company:
   Net sales - Alside........................          $  74,109             87.6%           $   64,393             81.9%
   Net sales - AmerCable.....................             10,488             12.4                14,257             18.1
                                                       ---------          -------            ----------           ------
      Total net sales........................             84,597            100.0                78,650            100.0
   Gross profit..............................             25,155             29.7                22,330             28.4
   Selling, general and
      administrative expense (1).............             21,895             25.9                20,474             26.0
                                                       ---------          -------            ----------           ------
   Income from operations....................          $   3,260              3.8%           $    1,856              2.4%
                                                       =========          =======            ==========           ======

Alside:
   Net sales.................................          $  74,109            100.0%           $   64,393            100.0%
   Gross profit..............................             23,155             31.2                19,343             30.0
   Selling, general and
      administrative expense.................             19,815             26.7                18,642             29.0
                                                       ---------          -------            ----------           ------
   Income from operations....................          $   3,340              4.5%           $      701              1.0%
                                                       =========          =======            ==========           ======

AmerCable:
   Net sales.................................          $  10,488            100.0%           $   14,257            100.0%
   Gross profit..............................              2,000             19.1                 2,987             21.0
   Selling, general and
      administrative expense.................              1,194             11.4                 1,225              8.6
                                                       ---------          -------            ----------           ------
   Income from operations....................          $     806              7.7%           $    1,762             12.4%
                                                       =========          =======            ==========           ======


(1) Consolidated selling, general and administrative expenses include corporate expenses of $886,000 and $607,000 for the quarter ended March 31, 1999 and 1998, respectively.


Overview

         The Company's sales, income from operations and net income increased significantly during the quarter ended March 31, 1999 as compared to the year earlier period due to very strong operating results from the Company's Alside division. Net sales and income from operations increased 7.6% and 75.5% to $84.6 million and $3.3 million respectively in the quarter ended March 31, 1999 as compared to the same period in 1998 due to strong sales at the Alside division.

         The Company's net income of $800,000, or $0.09 per share, for the first quarter of 1999 was a substantial improvement over the loss before extraordinary item of ($0.10) per share in 1998 as higher income from operations was accompanied by lower interest expense and nonoperating losses.

         Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year. As a result, the Company has historically had losses in the first quarter, with the exception of the current period, and reduced profits in the fourth quarter of each calendar year due to the significant impact of Alside on the Company's performance.

         ALSIDE. Alside's net sales increased 15.1% to $74.1 million for the quarter ended March 31, 1999 as compared to $64.4 million for the same period in 1998 due to higher sales volume, particularly vinyl siding. Unit sales of vinyl siding increased 20.2% for the first quarter of 1999 as compared to the 1998 period. Unit sales of vinyl windows increased 6.0% for the first quarter of 1999 as compared to 1998 as the Company continues to progress with the reorganization of its window manufacturing operations. The Company expects the improvements in Alside's window operations to continue throughout 1999. Gross profit as a percentage of sales increased to 31.2% for the 1999 period as compared to 30.0% for the same period in 1998 due to lower material costs, primarily vinyl resin. Income from operations increased $2.6 million to $3.3 million for the 1999 period due to higher sales volume and lower material costs. Selling, general and administrative expense increased $1.2 million to $19.8 million but decreased as a percentage of net sales.

         AMERCABLE. AmerCable's net sales decreased 26.4% to $10.5 million for the first quarter of 1999 as compared with $14.3 million for the same period in 1998 due primarily to lower sales to AmerCable's mining and offshore drilling industry customers as a result of lower commodity prices. Gross profit as a percentage of sales decreased to 19.1% for the 1999 period as compared to 21.0% for the 1998 period due to lower fixed cost absorption resulting from lower production volumes. Income from operations was $806,000 for the quarter ended March 31, 1999 as compared to $1.8 million for the same period in 1998. Selling, general and administrative expenses decreased slightly to $1.2 million for the first quarter of 1999.

         AMERCORD. The Company recorded a loss of $228,000 (or $0.03 per share) reflecting its share of the after-tax loss of Amercord for the quarter ended March 31, 1999 as compared with a loss of $564,000 during the same period in 1998. Amercord's gross profit increased $1.1 million to $221,000 in first quarter of 1999 as compared to $(840,000) for the same period in 1998 due primarily to increased manufacturing efficiencies. Selling, general and administrative expenses increased slightly to $619,000 in 1999 from $597,000 in 1998.

         OTHER. Net interest expense decreased $604,000 or 26.5% for the first quarter of 1999 compared with the same period in 1998 due to the refinancing of the Company's 11 1/2% Notes with 9 1/4% Notes and a decrease in the Company's average short-term borrowings. The Company recorded interest income of $131,000 for the quarter ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999 the Company had cash and cash equivalents of $1.9 million and available borrowing capacity of approximately $41.9 million under its existing credit facility. Outstanding letters of credit totaled $8.1 million securing $3.2 million of taxable notes, $1.9 million securing various insurance letters of credit and $3.0 million securing a letter of credit to guarantee borrowings of up to $3.0 million of Amercord's credit facility. The $3.2 million of taxable notes are due April 1, 1999. The Company expects to renew or replace its existing credit facility with a credit facility of similar size. The existing facility expires May 31, 1999.

        Net cash used by operations was $1.4 million in the quarter ended March 31, 1999 compared with $6.0 million in the same period in 1998. The decrease in cash used by operations for the 1999 period was due primarily to an increase in net income as well as lower working capital requirements in 1999 as compared to 1998.

        Capital expenditures totaled $8.0 million for the quarter ended March 31, 1999, compared with $3.9 million during the same period in 1998. Expenditures in the 1999 period were used primarily in the construction of the Company's new vinyl siding manufacturing plant as well as to increase production flexibility and capacity at AmerCable. Capital expenditures on the new vinyl siding manufacturing plant were $4.8 million for the first quarter of 1999. The Company expects its new vinyl siding facility will be operational by the end of the second quarter of 1999.

         Amercord was not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has extended its forbearance agreement with its lender to June 30, 1999 subject to certain conditions. In connection with this forbearance agreement, the Company has guaranteed borrowings of up to $3.0 million under Amercord's credit agreement.

        The Company believes the future cash flows from operations and its borrowing capacity under its existing or new credit agreement will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, provide sufficient capital for presently anticipated capital expenditures and fund its stock repurchase program. However, there can be no assurances that the cash so generated by the Company will be sufficient for these purposes.


YEAR 2000

         Historically, computer programs have used a two-digit format rather than a four-digit format to refer to the year. After the year 1999, these computer programs will not recognize the year correctly which may cause the computer application to fail or to process data incorrectly.

         STATE OF READINESS. The Company began its Year 2000 program in 1997 in order to ensure all systems were Year 2000 compliant. The Company's Alside division divided its Year 2000 information technology ("IT") project as follows: mainframe, AS 400 systems, manufacturing systems and PC systems. Alside has reviewed its mainframe and AS 400 systems and believes all date fields have been corrected. All mission critical programs within its mainframe have been tested and are believed to be Year 2000 compliant. The mission critical programs include the general ledger, accounts payable, billing/receivable and payroll. Updates to Alside's manufacturing systems were completed in the first quarter of 1999. Alside has established a task force consisting of representatives from Information Services and each of the manufacturing facilities to review the status of its PC systems. The task force identified several non-critical issues that will be addressed by the second quarter of 1999. The Company's AmerCable division believes its IT systems are Year 2000 compliant. Alside and AmerCable are currently assessing and updating their non-IT systems. The Company's Alside and AmerCable divisions are currently contacting significant customers and suppliers to assess Year 2000 compliance and readiness. Approximately 90% of the questionnaires sent to suppliers have been returned. Based upon the responses received, it appears the Company's suppliers are aware of the Year 2000 issue and are taking the necessary steps to ensure Year 2000 compliance. The Company will continue to monitor and evaluate the responses to determine the possible risks that may affect the Company's operations.

         COSTS. To date, the Company's costs to address Year 2000 issues have not been material. The Company's Alside division designs the majority of its application systems in-house. The process of reviewing the in-house systems and converting date sensitive fields was done by Alside's computer programmers as part of routine system maintenance. Alside retained an independent consultant to assist with Year 2000 compliance for its manufacturing systems. Alside has spent approximately $250,000 to update its manufacturing system. Based upon the review of the PC systems task force, Alside estimates it will spend approximately $100,000 in 1999 to upgrade certain hardware and software systems. The Company's AmerCable division installed a new information system in 1996 that is Year 2000 compliant. AmerCable's system acquisition was not accelerated due to Year 2000 and is therefore not considered as part of the Year 2000 expenditures.

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

CERTAIN FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the first quarter of 1999. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II     Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27 -  Financial Data Schedule.

         (b) Reports on Form 8-K

             During the quarter ended March 31, 1999, Associated Materials Incorporated filed no Current Reports on Form 8-K.

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




                                               ASSOCIATED MATERIALS INCORPORATED
                                               ---------------------------------
                                                          (Registrant)




Date:  May 11, 1999                            By: /s/ Robert L. Winspear
                                                  ------------------------------
                                                  Robert L. Winspear
                                                  Vice President and Chief
                                                  Financial Officer



Date:  May 11, 1999                                /s/ Robert L. Winspear
                                                  ------------------------------
                                                  Robert L. Winspear
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                       INDEX TO EXHIBITS



Exhibit
Number          Description
------          -----------
  27            Financial Data Schedule.