Form 10-Q
period 1999-06-30
ASSOCIATED MATERIALS INC
filed 1999-08-13
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    F0RM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 1999
                                       -----------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

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

Yes  [X]     No
    -----       -----

Shares of Common Stock, $.0025 par value outstanding at August 10, 1999:

                                                                       6,481,883
                                                                       ---------

Shares of Class B Common Stock, $.0025 par value outstanding at August 10, 1999:

                                                                       1,550,000
                                                                       ---------

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets ........................................................  1
          June 30, 1999 (Unaudited) and December 31, 1998

      Statements of Operations (Unaudited) ..................................  2
          Quarter and six months ended June 30, 1999 and 1998

      Statements of Cash Flows (Unaudited) ..................................  3
          Six months ended June 30, 1999 and 1998

      Notes to Financial Statements (Unaudited) .............................  4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition .....................................  6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 11


PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders .............. 12

  Item 6.  Exhibits and Reports on Form 8-K ................................. 12


SIGNATURES .................................................................. 13

Part I.    Financial Information
Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                   June 30,    December 31,
                                                                     1999          1998
                                                                  ---------    ------------
                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ................................     $   1,689      $  14,964
   Accounts receivable, net .................................        56,260         45,756
   Inventories ..............................................        66,127         56,245
   Other current assets .....................................         3,637          3,572
                                                                  ---------      ---------
Total current assets ........................................       127,713        120,537
Property, plant and equipment, net ..........................        70,601         61,130
Investment in Amercord Inc. .................................         4,416          4,961
Other assets ................................................         3,015          2,691
                                                                  ---------      ---------
Total assets ................................................     $ 205,745      $ 189,319
                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................     $  29,106      $  11,713
   Accrued liabilities ......................................        19,644         25,417
   Income taxes payable .....................................         4,000            582
   Current portion of long-term debt ........................            --          3,600
                                                                  ---------      ---------
Total current liabilities ...................................        52,750         41,312
Deferred income taxes .......................................         3,540          2,616
Other liabilities ...........................................         5,992          6,013
Long-term debt ..............................................        75,000         75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at June 30, 1999 and
         December 31, 1998
      Issued shares - 0 at June 30, 1999 and
         December 31, 1998 ..................................            --             --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 6,987,279 at June 30, 1999
            and 6,938,747 at December 31, 1998 ..............            17             17
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 1,550,000 at
            June 30, 1999 and December 31, 1998 .............             4              4
      Less:  Treasury stock, at cost - 440,396 shares at
         June 30, 1999 and 88,396 at December 31, 1998 ......        (4,975)        (1,048)
      Capital in excess of par ..............................        12,734         12,273
      Retained earnings .....................................        60,683         53,132
                                                                  ---------      ---------
      Total stockholders' equity ............................        68,463         64,378
                                                                  ---------      ---------

Total liabilities and stockholders' equity ..................     $ 205,745      $ 189,319
                                                                  =========      =========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                               Quarter Ended              Six Months Ended
                                                                  June 30,                    June 30,
                                                         ------------------------      ------------------------
                                                            1999           1998          1999           1998
                                                         ---------      ---------      ---------      ---------
Net sales ..........................................     $ 118,908      $ 108,789      $ 203,505      $ 187,439
Cost of sales ......................................        80,075         74,700        139,517        131,020
                                                         ---------      ---------      ---------      ---------
                                                            38,833         34,089         63,988         56,419
Selling, general and administrative expense ........        24,246         22,051         46,141         42,525
                                                         ---------      ---------      ---------      ---------
Income from operations .............................        14,587         12,038         17,847         13,894
Interest expense ...................................         1,760          1,897          3,439          4,180
                                                         ---------      ---------      ---------      ---------
                                                            12,827         10,141         14,408          9,714
Equity in loss of Amercord Inc. ....................          (317)          (630)          (545)        (1,194)
                                                         ---------      ---------      ---------      ---------
Income before income taxes and
   extraordinary item ..............................        12,510          9,511         13,863          8,520
Income tax expense .................................         4,914          4,126          5,467          3,902
                                                         ---------      ---------      ---------      ---------
Income before extraordinary item ...................         7,596          5,385          8,396          4,618

Extraordinary loss from retirement of debt, net
   of income taxes .................................            --             --             --          4,054
                                                         ---------      ---------      ---------      ---------

Net income .........................................     $   7,596      $   5,385      $   8,396      $     564
                                                         =========      =========      =========      =========

Earnings Per Common Share - Basic:

Income before extraordinary item ...................     $    0.94      $    0.64      $    1.02      $    0.57

Extraordinary loss from retirement of debt .........            --             --             --          (0.50)
                                                         ---------      ---------      ---------      ---------

Net income per common share ........................     $    0.94      $    0.64      $    1.02      $    0.07
                                                         =========      =========      =========      =========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item ...................     $    0.91      $    0.63      $    1.00      $    0.56

Extraordinary loss from retirement of debt .........            --             --             --          (0.49)
                                                         ---------      ---------      ---------      ---------

Net income per common share ........................     $    0.91      $    0.63      $    1.00      $    0.07
                                                         =========      =========      =========      =========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                      1999          1998
                                                                    --------      --------
OPERATING ACTIVITIES
Net income ....................................................     $  8,396      $    564
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization ...........................        4,019         3,466
      Deferred income taxes ...................................          924          (387)
      Loss in earnings of Amercord Inc. .......................          545         1,194
      Loss on sale of assets ..................................           --            19
      Extraordinary loss on retirement of debt ................           --         4,054
      Changes in operating assets and liabilities:
         Accounts receivable, net .............................      (10,504)       (5,368)
         Inventories ..........................................       (9,882)       (6,618)
         Income taxes receivable/payable ......................        3,418         5,644
         Bank overdrafts ......................................           --        (2,499)
         Accounts payable and accrued liabilities .............       11,620         4,578
         Other assets and liabilities .........................         (546)       (1,294)
                                                                    --------      --------
Net cash provided by operating activities .....................        7,990         3,353

INVESTING ACTIVITIES
Proceeds from sale of assets ..................................           21            45
Additions to property, plant and equipment ....................      (13,375)       (6,486)
                                                                    --------      --------
Net cash used by investing activities .........................      (13,354)       (6,441)
                                                                                  ........
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt ..................           --        75,000
Net proceeds from issuance of common stock ....................          431        11,485
Net decrease in revolving line of credit ......................           --          (564)
Principal payments of long-term debt ..........................       (3,600)         (850)
Principal payments on 11 1/2% Senior Subordinated Notes .......           --       (72,900)
Prepayment premium of early retirement of debt ................           --        (4,809)
Debt issuance cost ............................................           --        (2,509)
Dividends paid ................................................         (845)         (569)
Treasury stock acquired .......................................       (3,927)           --
Options exercised .............................................           30            --
                                                                    --------      --------
Net cash provided by (used by) financing activities ...........       (7,911)        4,284
Net increase (decrease) in cash ...............................      (13,275)        1,196
Cash at beginning of period ...................................       14,964         1,935
                                                                    --------      --------
Cash at end of period .........................................        1,689      $  3,131
                                                                    ========      ========

Supplemental information:
Cash paid for interest ........................................     $  3,439      $  5,176
                                                                    ========      ========
Net cash paid for income taxes ................................     $  2,420      $  1,293
                                                                    ========      ========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and six months ended June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                           June 30,   December 31,
                                              1999        1998
                                            -------     -------
Raw materials .........................     $20,832     $16,422
Work in process .......................       4,534       4,728
Finished goods and purchased stock ....      40,761      35,095
                                            -------     -------
                                            $66,127     $56,245
                                            =======     =======


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                         Quarter Ended              Six Months Ended
                                            June 30,                    June 30,
                                     ----------------------      ----------------------
                                       1999          1998          1999           1998
                                     --------      --------      --------      --------
Net sales ......................     $ 13,470      $ 16,280      $ 27,232      $ 32,927
Costs and expenses .............       14,117        17,915        28,277        36,000
                                     --------      --------      --------      --------
Loss from operations ...........         (647)       (1,635)       (1,045)       (3,073)
Interest expense ...............          359           366           684           718
Income tax benefit .............         (372)         (740)         (640)       (1,403)
                                     --------      --------      --------      --------
Net loss .......................     $   (634)     $ (1,261)     $ (1,089)     $ (2,388)
                                     ========      ========      ========      ========

Company's share of net loss ....     $   (317)     $   (630)     $   (545)     $ (1,194)
                                     ========      ========      ========      ========


Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has extended its forbearance agreement with its lender to August 31, 1999 subject to certain conditions. In connection with this forbearance agreement, the Company has guaranteed borrowings of up to $3,000,000 under

Amercord's credit agreement. Amercord is currently negotiating a new credit agreement. The Company has announced its intention to sell its 50% interest in Amercord.


NOTE 4 - STOCKHOLDERS' EQUITY

In October 1998 the Company's Board of Directors approved a stock repurchase program. Under its stock repurchase program, the Company is authorized to purchase up to 800,000 shares of common stock in open market transactions. At June 30, 1999, 399,000 shares have been purchased under the program at a cost of $4,433,000.

During the quarter ended June 30, 1999, the Company purchased 117,000 shares of its common stock at a cost of $1,468,000. For the six months ended June 30, 1999, the Company has purchased 352,000 shares of its common stock at a cost of $3,927,000.


NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Quarter Ended        Six Months Ended
                                                              June 30,             June 30,
                                                         -----------------     -----------------
                                                          1999       1998       1999       1998
                                                         ------     ------     ------     ------
Numerator:
   Numerator for basic and diluted earnings per
      common share - earnings before
         extraordinary item ........................     $7,596     $5,385     $8,396     $4,618
Denominator:
   Denominator for basic earnings per common -
      share  weighted-average shares ...............      8,097      8,402      8,218      8,117
   Effect of dilutive securities:
      Employee stock options .......................        211        158        179        158
                                                         ------     ------     ------     ------
   Denominator for diluted earnings per common
      share - adjusted weighted-average shares .....      8,308      8,560      8,397      8,275

Basic earnings per common share before
   extraordinary item ..............................     $ 0.94     $ 0.64     $ 1.02     $ 0.57
                                                         ======     ======     ======     ======
Diluted earnings per common share before
   extraordinary item ..............................     $ 0.91     $ 0.63     $ 1.00     $ 0.56
                                                         ======     ======     ======     ======


For the quarter and six months ended June 30, 1999, options to purchase 40,000 shares of common stock were excluded from the calculation of weighted average shares outstanding because the average exercise price of these shares was higher than the average market price of the common stock during the period.


NOTE 6 - AMENDMENT OF REVOLVING CREDIT AGREEMENT

The Company amended its existing $50 million bank credit facility that expired on May 31, 1999 to extend the term of the credit facility through May 2002. The Company's amended bank credit agreement released the lender's security interest in the Company's equipment and improved pricing terms based upon the Company's financial performance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                       Quarter Ended June 30,
                                          ----------------------------------------------------
                                                    1999                      1998
                                          ------------------------   -------------------------
                                                    Percentage of               Percentage of
                                           Amount  Total Net Sales    Amount   Total Net Sales
                                          -------- ---------------  --------   ---------------
Total Company:
   Net sales - Alside ...............     $109,155         91.8%     $ 94,961         87.3%
   Net sales - AmerCable ............        9,753          8.2        13,828         12.7
                                          --------     --------      --------     --------
      Total net sales ...............      118,908        100.0       108,789        100.0
   Gross profit .....................       38,833         32.7        34,089         31.3
   Selling, general and
      administrative expense (1) ....       24,246         20.4        22,051         20.2
                                          --------     --------      --------     --------
   Income from operations ...........     $ 14,587         12.3%     $ 12,038         11.1%
                                          ========     ========      ========     ========
Alside:
   Net sales ........................     $109,155        100.0%     $ 94,961        100.0%
   Gross profit .....................       37,647         34.5        31,140         32.8
   Selling, general and
      administrative expense ........       22,306         20.4        20,129         21.2
                                          --------     --------      --------     --------
   Income from operations ...........     $ 15,341         14.1%     $ 11,011         11.6%
                                          ========     ========      ========     ========
AmerCable:
   Net sales ........................     $  9,753        100.0%     $ 13,828        100.0%
   Gross profit .....................        1,186         12.2         2,949         21.3
   Selling, general and
      administrative expense ........          998         10.2         1,325          9.6
                                          --------     --------      --------     --------
   Income from operations ...........     $    188          2.0%     $  1,624         11.7%
                                          ========     ========      ========     ========

(1) Consolidated selling, general and administrative expenses include corporate expenses of $942,000 and $597,000 for the quarters ended June 30, 1999 and 1998, respectively.


Overview

         The Company's net sales increased to $118.9 million or 9.3% for the second quarter of 1999 as compared to the 1998 period due to higher sales at the Company's Alside division. Income from operations increased 21.2% to $14.6 million for the second quarter of 1999 due to higher profits at its Alside division. The Company's net income was $7.6 million or $0.91 per share for the second quarter of 1999 as compared to $5.4 million or $0.63 per share for the same period in 1998 due to higher income from operations, lower interest expense, smaller losses at the Company's Amercord affiliate and improved tax rates.

         ALSIDE. Alside's net sales increased 14.9% to $109.2 million for the quarter ended June 30, 1999 as compared to $95.0 million for the same period in 1998 due to higher sales volume across all product lines. Unit sales of vinyl siding increased 17.4% for the second quarter of 1999 as compared to the 1998 period. Unit sales of vinyl windows increased 13.8% for the second quarter of 1999 as compared to 1998 as a result of the ongoing reorganization of its window manufacturing operations. Gross profit as a percentage of sales increased to 34.5% for the 1999 period as compared to 32.8% for the same period in 1998 due to improved production efficiencies and lower raw material costs. Income from operations increased $4.3 million to $15.3 million for the 1999 period due to higher sales volume and lower material costs. Selling, general and administrative expense increased $2.2 million to $22.3 million due to higher personnel costs, principally incentive compensation, but decreased as a percentage of net sales.

         AMERCABLE. AmerCable's net sales decreased 29.5% to $9.8 million for the second quarter of 1999 as compared with $13.8 million for the same period in 1998 due primarily to lower sales to AmerCable's mining and offshore drilling industry customers due to decreased demand resulting from lower commodity prices. Gross profit as a percentage of sales decreased to 12.2% for the 1999 period as compared to 21.3% for the 1998 period due to lower fixed cost absorption resulting from lower production volumes. Income from operations was $188,000 for the quarter ended June 30, 1999 as compared to $1.6 million for the same period in 1998. Selling, general and administrative expenses decreased to $1.0 million for the second quarter of 1999.

         AMERCORD. The Company recorded a loss of $317,000 (or $0.04 per share) reflecting its share of the after-tax loss of Amercord for the quarter ended June 30, 1999 as compared with a loss of $630,000 (or $0.07 per share) during the same period in 1998. Amercord's gross profit increased $1.1 million to $105,000 for the quarter ended June 30, 1999 as compared to $(1.0) million for the same period in 1998 due primarily to increased manufacturing efficiencies. Selling, general and administrative expenses increased to $783,000 in the 1999 period from $631,000 for the 1998 period.

         OTHER. Net interest expense decreased $137,000 or 7.2% for the second quarter of 1999 compared with the same period in 1998 due to a decrease in the Company's average short-term borrowings. The Company recorded interest income of $10,000 for the quarter ended June 30, 1999. The Company's effective tax rate has decreased due to lower state taxes.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                      Six Months Ended June 30,
                                          ----------------------------------------------------
                                                    1999                      1998
                                          ------------------------   -------------------------
                                                    Percentage of               Percentage of
                                           Amount  Total Net Sales    Amount   Total Net Sales
                                          -------- ---------------  --------   ---------------
Total Company:
   Net sales - Alside ...............     $183,264         90.1%     $159,354         85.0%
   Net sales - AmerCable ............       20,241          9.9        28,085         15.0
                                          --------     --------      --------     --------
      Total net sales ...............      203,505        100.0       187,439        100.0
   Gross profit .....................       63,988         31.4        56,419         30.1
   Selling, general and
      administrative expense (1) ....       46,141         22.7        42,525         22.7
                                          --------     --------      --------     --------
   Income from operations ...........     $ 17,847          8.7%     $ 13,894          7.4%
                                          ========     ========      ========     ========
Alside:
   Net sales ........................     $183,264        100.0%     $159,354        100.0%
   Gross profit .....................       60,802         33.2        50,483         31.6
   Selling, general and
      administrative expense ........       42,121         23.0        38,771         24.3
                                          --------     --------      --------     --------
   Income from operations ...........     $ 18,681         10.2%     $ 11,712          7.3%
                                          ========     ========      ========     ========
AmerCable:
   Net sales ........................     $ 20,241        100.0%     $ 28,085        100.0%
   Gross profit .....................        3,186         15.7         5,936         21.1
   Selling, general and
      administrative expense ........        2,192         10.8         2,550          9.1
                                          --------     --------      --------     --------
   Income from operations ...........     $    994          4.9%     $  3,386         12.0%
                                          ========     ========      ========     ========

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,828,000 and $1,204,000 for the six-month periods ended June 30, 1999 and 1998, respectively.


Overview

         The Company's net sales increased to $203.5 million up 8.6% for the six months ended June 30, 1999 as compared to $187.4 million of the same period in 1998 due to strong sales at the Company's Alside division. Income from operations increased by $4.0 million or 28.5% to $17.8 million for the six months ended June 30, 1999 due to increased profitability at the Company's Alside division. The Company's income before extraordinary item increased to $8.4 million ($1.00 per share) for the six months ended June 30, 1999 as compared to $4.6 million ($0.56 per share) for the same period in 1998 due to higher income from operations, lower interest expense and smaller losses from the Company's Amercord affiliate.

         ALSIDE. Alside's net sales for the six months ended June 30, 1999 increased 15.0% to $183.3 million as compared to $159.4 million for the same period in 1998 due to higher sales volume across all product lines. For the six months ended June 30, 1999, unit sales of vinyl siding and vinyl windows increased 18.5% and 10.6%, respectively as compared to the same period in 1998. Gross profit as a percentage of net sales increased to 33.2% for the six months ended June 30, 1999 as compared to 31.6% for the same period in 1998. Selling, general and administrative expense increased to $42.1 million for the six months ended June 30, 1999 due to higher personnel costs, principally incentive compensation. Income from operations increased 59.5% to $18.7 million for the six months ended June 30, 1999 as compared to $11.7 million for the same period in 1998 due to improved gross profits that were partially offset by increased selling, general and administrative expenses.

         AMERCABLE. AmerCable's net sales decreased to $20.2 million for the six months ended June 30, 1999 as compared to $28.1 million in the 1998 period due primarily to lower sales to AmerCable's mining and offshore drilling industry customers due to decreased demand resulting from lower commodity prices. Gross profit decreased $2.7 million or 46.3% for the six months ended June 30, 1999 as compared to the 1998 period principally due to unfavorable fixed cost absorption resulting from lower production volume and reduced sales volume. Selling, general and administrative expenses decreased to $2.2 million due primarily to lower personnel costs. Income from operations decreased to $1.0 million for the six months ended 1999 as compared to $3.4 million for the same period in 1998.

         AMERCORD. The Company recorded a loss of $545,000 for its equity in the after-tax loss of Amercord for the six months ended June 30, 1999 as compared to a loss of $1.2 million during the same period in 1998. Amercord's gross profit increased $2.1 million to $326,000 for the six months ended June 30, 1999 as compared to $(1.8) million for the same period in 1998 due primarily to increased manufacturing efficiencies. Selling, general and administrative expenses increased to $1.4 million in 1999 from $1.2 million in 1998.

         OTHER. Net interest expense decreased $741,000 or 17.7% for the six months ended June 30, 1999 as compared to the same period in 1998 due to a decrease in the Company's borrowing, the repurchase of $72.9 million of 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded interest income of $141,000 for the six months ended June 30, 1999. The Company's effective tax rate has decreased due to lower state taxes.


LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999 the Company had cash and cash equivalents of $1.7 million and available borrowing capacity of approximately $45.4 million under its existing credit facility. Outstanding letters of credit totaled $4.6 million securing $1.6 million of various insurance letters of credit and $3.0 million securing a letter of credit to guarantee borrowings of up to $3.0 million of Amercord's credit facility. The Company amended its existing $50 million bank credit facility that expired on May 31, 1999 to extend the term of the credit facility through May 2002. The Company's amended agreement released the lender's security interest in the Company's equipment and improved pricing terms based upon the Company's financial performance.

        Net cash provided by operations was $8.0 million in the six months ended June 30, 1999 compared with $3.4 million in the same period in 1998. The increase in cash provided by operations for the 1999 period was due primarily to an increase in net income in 1999 as compared to 1998.

        Capital expenditures totaled $13.4 million for the six months ended June 30, 1999, compared with $6.5 million during the same period in 1998. Expenditures in the 1999 period were used primarily in the construction of the Company's new vinyl siding manufacturing plant as well as to increase production flexibility and capacity at AmerCable. Capital expenditures on the new vinyl siding manufacturing plant were $8.2 million in 1999. Operations began at the Company's new vinyl siding facility in July of 1999.

        During the six months ended June 30, 1999, the Company purchased 352,000 shares of its common stock at a cost of $3,927,000. These purchases were made under its previously announced share repurchase program pursuant to which the Company is authorized to purchase up to a total of 800,000 shares of the common stock from time to time in open market transactions. The Company's ability to repurchase shares of its common stock is subject to the terms of the indenture pursuant to which its 9 1/4% senior subordinated notes were issued.

        Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has extended its forbearance agreement with its lender to August 31, 1999 subject to certain conditions. In connection with this forbearance agreement, the Company has guaranteed borrowings of up to $3.0 million under Amercord's credit agreement. Amercord is currently negotiating a new credit agreement.

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

         STATE OF READINESS. The Company began its Year 2000 program in 1997 in order to ensure all systems were Year 2000 compliant. The Company's Alside division divided its Year 2000 information technology ("IT") project as follows: mainframe, AS 400 systems, manufacturing systems and PC systems. Alside has reviewed its mainframe and AS 400 systems and believes all date fields have been corrected. All mission critical programs within its mainframe have been tested and are believed to be Year 2000 compliant. The mission critical programs include the general ledger, accounts payable, billing/receivable and payroll. Updates to Alside's manufacturing systems were completed in the first quarter of 1999. Testing of its manufacturing systems was completed in the second quarter of 1999. Alside has established a task force consisting of representatives from Information Services, distribution and each of the manufacturing facilities to review the status of its PC systems. Alside identified the system updates necessary to ensure its PC systems are Year 2000 compliant. These updates are currently being tested by several locations. Alside anticipates completion of its PC systems update by October 1999. The Company's AmerCable division believes its IT systems are Year 2000 compliant. Alside and AmerCable are currently assessing and updating their non-IT systems. The Company has contacted significant suppliers to assess Year 2000 compliance and readiness. The majority of the questionnaires sent to suppliers have been returned. Based upon the responses received, it appears the Company's suppliers are aware of the Year 2000 issue and are taking the necessary steps to ensure Year 2000 compliance.

         COSTS. To date, the Company's costs to address Year 2000 issues have not been material. The Company's Alside division designs the majority of its application systems in-house. The process of reviewing the in-house systems and converting date sensitive fields was done by Alside's computer programmers as part of routine system maintenance. Alside retained an independent consultant to assist with Year 2000 compliance for its manufacturing systems and created a PC systems task force to identify and address certain hardware and software systems. Alside has spent approximately $250,000 to date and estimates it will spend an additional $100,000 to complete its Year 2000 program. The Company's AmerCable division installed a new information system in 1996 that is Year 2000 compliant. AmerCable's system acquisition was not accelerated due to Year 2000 and is therefore not considered as part of the Year 2000 expenditures.

         COMPANY RISKS AND CONTINGENCY PLAN. The Company believes that its most significant remaining Year 2000 risk is associated with its suppliers. The Company completed its evaluation of its suppliers and believes its major suppliers are Year 2000 compliant based upon their responses to the Company's Year 2000 questionnaire. Based upon supplier readiness, availability of raw materials from a variety of suppliers and guaranteed delivery contracts with vinyl resin suppliers, the Company does not anticipate any material production delays due to raw material unavailability. The Company believes its customers will not be significantly impacted by the Year 2000 due to the nature of the home improvement business.


EFFECTS OF INFLATION

        The Company believes that the effects of inflation on its operations have not been material during the past two years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price changes. The average price of vinyl resin in 1999 has been lower than 1998 levels. However, vinyl resin prices have increased in 1999 and are expected to exceed 1998 prices in the third and fourth quarters of 1999. Alside has historically been able to pass on price increases to its customers. No assurances can be given that Alside will be able to pass on any price increases in the future.

CERTAIN FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, Year 2000 issues and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the quarter or six months ended June 30, 1999. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II    Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1999 Annual Meeting of Stockholders of the Company was held on May 20, 1999. The following nominees for director were elected to serve as directors until the 2002 Annual Meeting of Stockholders:

                                      For         Against
                                    ---------     -------
             James F. Leary         6,424,181      75,523
             A. A. Meitz            6,426,491      73,213

         The following directors continue in office as directors after the 1999 Annual Meeting for the terms expiring at the annual meeting in the year listed below:

                                          Term Expires
                                          ------------
               William W. Winspear            2000
               Donald L. Kaufman              2000
               Alan B. Lerner                 2000
               Richard I. Galland             2001
               John T. Gray                   2001

         The stockholders also voted upon and approved the adoption of the Associated Materials Employee Stock Purchase Plan.

             For                    Against                  Abstain
          ---------                 -------                  -------
          6,376,022                 116,250                   7,432


        The stockholders also voted upon and approved the adoption of the Associated Materials Incorporated Incentive Bonus Plan.

             For                    Against                  Abstain
          ---------                 -------                  -------
          6,366,749                 125,445                   7,510


        The stockholders also voted upon and ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year 1999.

             For                    Against                  Abstain
          ---------                 -------                  -------
          6,366,749                 125,445                   7,510


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         10.1 - Third Amendment to Second Amended and Restated Loan and Security Agreement and Waiver, dated as of May 21, 1999 between the Company and KeyBank National Association.

         27 -     Financial Data Schedule.

    (b)  Reports on Form

         During the quarter ended June 30, 1999, Associated Materials Incorporated filed no Current Reports on Form 8-K.

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




                                         ASSOCIATED MATERIALS INCORPORATED
                                         ---------------------------------
                                                     (Registrant)




Date:  August 10, 1999          By: \s\ Robert L. Winspear
                                    --------------------------------------------
                                    Robert L. Winspear
                                    Vice President and Chief Financial Officer

Date:  August 10, 1999              \s\ Robert L. Winspear
                                    --------------------------------------------
                                    Robert L. Winspear
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                             Description
------                             -----------
 10.1    Third Amendment to Second Amended and Restated Loan and Security
         Agreement and Waiver, dated as of May 21, 1999 between the Company and
         KeyBank National Association.

   27    Financial Data Schedule.