Form 10-Q
period 1999-09-30
ASSOCIATED MATERIALS INC
filed 1999-11-15
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 1999
                                       ----------------------------------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------

                        Commission file number: 0-24956

                       ASSOCIATED MATERIALS INCORPORATED
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                 75-1872487
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation of Organization)                 Identification No.)


2200 Ross Avenue, Suite 4100 East, Dallas, Texas            75201
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code        (214) 220-4600
                                                   ----------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

                         Shares of Common Stock, $.0025
             par value outstanding at November 15, 1999: 6,481,883
                                                        -----------
                     Shares of Class B Common Stock, $.0025
             par value outstanding at November 15, 1999: 1,550,000
                                                        -----------

                       ASSOCIATED MATERIALS INCORPORATED
                                   FORM 10-Q
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                               Page No.
                                                                               --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.........................................................       1
          September 30, 1999 (Unaudited) and December 31, 1998

      Statements of Operations (Unaudited)...................................       2
          Quarter and nine months ended September 30, 1999 and 1998

      Statements of Cash Flows (Unaudited)...................................       3
          Nine months ended September 30, 1999 and 1998

      Notes to Financial Statements (Unaudited)..............................       4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition......................................       6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........      11


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................................      12


SIGNATURES...................................................................      13

Part I.   Financial Information
Item 1.   Financial Statements

                       ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                               September 30,             December 31,
                                                                                   1999                     1998
                                                                                -----------              -----------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents.........................................           $     3,085              $    14,964
   Accounts receivable, net..........................................                57,856                   45,756
   Inventories.......................................................                71,318                   56,245
   Other current assets..............................................                 3,304                    3,572
                                                                                -----------              -----------
Total current assets.................................................               135,563                  120,537
Property, plant and equipment, net...................................                71,701                   61,130
Investment in Amercord Inc...........................................                 3,559                    4,961
Other assets.........................................................                 2,921                    2,691
                                                                                -----------              -----------
Total assets.........................................................           $   213,744              $   189,319
                                                                                ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdrafts...................................................           $     3,204              $         -
   Accounts payable..................................................                27,454                   11,713
   Accrued liabilities...............................................                21,232                   25,417
   Income taxes payable..............................................                 5,064                      582
   Current portion of long-term debt.................................                     -                    3,600
                                                                                -----------              -----------
Total current liabilities............................................                56,954                   41,312
Deferred income taxes................................................                   996                    2,616
Other liabilities....................................................                 5,925                    6,013
Long-term debt.......................................................                75,000                   75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at September 30, 1999 and
         December 31, 1998
      Issued shares - 0 at September 30, 1999 and
         December 31, 1998...........................................                     -                        -
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 6,987,279 at September 30, 1999
            and 6,938,747 at December 31, 1998.......................                    17                       17
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 1,550,000 at
            September 30, 1999 and December 31, 1998.................                     4                        4
      Less:  Treasury stock, at cost - 505,396 shares at
         September 30, 1999 and 88,396 at December 31, 1998..........                (5,901)                  (1,048)
      Capital in excess of par.......................................                12,734                   12,273
      Retained earnings..............................................                68,015                   53,132
                                                                                -----------              -----------
      Total stockholders' equity.....................................                74,869                   64,378
                                                                                -----------              -----------

Total liabilities and stockholders' equity...........................           $   213,744              $   189,319
                                                                                ===========              ===========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)


                                                                       Quarter Ended                    Nine Months Ended
                                                                       September 30,                      September 30,
                                                                ---------------------------        ---------------------------
                                                                   1999             1998              1999             1998
                                                                ----------       ----------        ----------       ----------
Net sales...............................................        $  128,388       $  114,201        $  331,893       $  301,640
Cost of sales...........................................            88,920           77,671           228,437          208,691
                                                                ----------       ----------        ----------       ----------
                                                                    39,468           36,530           103,456           92,949
Selling, general and administrative expense.............            25,004           23,956            71,145           66,481
                                                                ----------       ----------        ----------       ----------
Income from operations..................................            14,464           12,574            32,311           26,468
Interest expense........................................             1,685            1,802             5,124            5,982
                                                                ----------       ----------        ----------       ----------
                                                                    12,779           10,772            27,187           20,486
Equity in loss of Amercord Inc..........................              (857)            (645)           (1,402)          (1,839)
                                                                ----------       ----------        ----------       ----------
Income before income taxes and
   extraordinary item...................................            11,922           10,127            25,785           18,647
Income tax expense .....................................             4,590            4,386            10,057            8,288
                                                                ----------       ----------        ----------       ----------
Income before extraordinary item........................             7,332            5,741            15,728           10,359

Extraordinary loss from retirement of debt, net
   of income taxes......................................                 -              (53)                -           (4,107)
                                                                ----------       ----------        ----------       ----------

Net income..............................................        $    7,332       $    5,688        $   15,728       $    6,252
                                                                ==========       ==========        ==========       ==========

Earnings Per Common Share - Basic:

Income before extraordinary item........................        $     0.91       $     0.68        $     1.93       $     1.26

Extraordinary loss from retirement of debt..............                 -                -                 -            (0.50)
                                                                ----------       ----------        ----------       ----------

Net income per common share.............................        $     0.91       $     0.68        $     1.93       $     0.76
                                                                ==========       ==========        ==========       ==========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item........................        $     0.88       $     0.67        $     1.88       $     1.23

Extraordinary loss from retirement of debt..............                 -                -                 -            (0.49)
                                                                ----------       ----------        ----------       ----------

Net income per common share.............................        $     0.88       $     0.67        $     1.88       $     0.74
                                                                ==========       ==========        ==========       ==========


                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         --------------------------------
                                                                                           1999                   1998
                                                                                         ----------            ----------
OPERATING ACTIVITIES
Net income .................................................................             $   15,728            $    6,252
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization.........................................                  6,226                 5,374
      Deferred income taxes.................................................                 (1,620)                 (547)
      Loss in earnings of Amercord Inc......................................                  1,402                 1,839
      Loss on sale of assets................................................                     30                    19
      Extraordinary loss on retirement of debt..............................                      -                 4,107
      Changes in operating assets and liabilities:
         Accounts receivable, net...........................................                (12,100)               (4,253)
         Inventories........................................................                (15,073)               (7,124)
         Income taxes receivable/payable....................................                  4,482                 7,294
         Bank overdrafts....................................................                  3,204                (4,769)
         Accounts payable and accrued liabilities...........................                 11,556                 8,350
         Other assets and liabilities.......................................                   (254)                 (721)
                                                                                         ----------            ----------
Net cash provided by operating activities...................................                 13,581                15,821

INVESTING ACTIVITIES
Proceeds from sale of assets................................................                     38                    45
Additions to property, plant and equipment..................................                (16,661)               (9,712)
Investment in Amercord Inc..................................................                      -                  (500)
                                                                                         ----------            ----------
Net cash used by investing activities.......................................                (16,623)              (10,167)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt................................                      -                75,000
Net proceeds from issuance of common stock..................................                    431                11,485
Net decrease in revolving line of credit....................................                      -                  (564)
Principal payments of long-term debt........................................                 (3,600)               (1,300)
Principal payments on 11 1/2% Senior Subordinated Notes.....................                      -               (75,000)
Prepayment premium of early retirement of debt..............................                      -                (4,899)
Debt issuance cost..........................................................                      -                (2,509)
Dividends paid..............................................................                   (845)                 (569)
Treasury stock acquired.....................................................                 (4,853)                    -
Options exercised...........................................................                     30                     -
                                                                                         ----------            ----------
Net cash provided by (used by) financing activities.........................                 (8,837)                1,644
Net increase (decrease) in cash.............................................                (11,879)                7,298
Cash at beginning of period.................................................                 14,964                 1,935
                                                                                         ----------            ----------
Cash at end of period.......................................................             $    3,085            $    9,233
                                                                                         ==========            ==========

Supplemental information:
Cash paid for interest......................................................             $    7,075            $    8,857
                                                                                         ==========            ==========
Net cash paid for income taxes..............................................             $    8,951            $    2,966
                                                                                         ==========            ==========



                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and nine months ended September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                                                        September 30,          December 31,
                                                                                             1999                  1998
                                                                                        -------------          ------------
Raw materials..................................................................           $   21,098            $   16,422
Work in process................................................................                5,723                 4,728
Finished goods and purchased stock.............................................               44,497                35,095
                                                                                          ----------            ----------
                                                                                          $   71,318            $   56,245
                                                                                          ==========            ==========


NOTE 3 - INVESTMENT IN AMERCORD INC. ("AMERCORD")

The Company's investment in Amercord, a 50% owned affiliate, is accounted for using the equity method. Condensed statements of operations for Amercord are presented below (in thousands):

                                                                    Quarter Ended                  Nine Months Ended
                                                                    September 30,                    September 30,
                                                              --------------------------       --------------------------
                                                                 1999            1998             1999            1998
                                                              ----------      ----------       ----------      ----------
Net sales..............................................       $    9,232      $   15,565       $   36,464      $   48,492
Costs and expenses.....................................           11,613          17,270           39,890          53,270
                                                              ----------      ----------       ----------      ----------
Loss from operations...................................           (2,381)         (1,705)          (3,426)         (4,778)
Interest expense.......................................              343             343            1,027           1,061
Income tax benefit.....................................           (1,010)           (758)          (1,650)         (2,161)
                                                              ----------      ----------       ----------      ----------
Net loss...............................................       $   (1,714)     $   (1,290)      $   (2,803)     $   (3,678)
                                                              ==========      ==========       ==========      ==========

Company's share of net loss............................       $     (857)     $     (645)      $   (1,402)     $   (1,839)
                                                              ==========      ==========       ==========      ==========

Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has extended its forbearance agreement with its lender to November 26, 1999 subject to certain conditions. In connection with this forbearance agreement, the Company has guaranteed borrowings of up to $4,000,000 under Amercord's credit agreement. The Company is currently in the later stages of negotiating the sale of its Amercord affiliate. The sale is expected to close in the fourth quarter of 1999 and is not expected to materially impact the results of that quarter; however, there can be no assurance that the sale of Amercord can be completed or the timing thereof.

NOTE 4 - STOCKHOLDERS' EQUITY

In October 1998 the Company's Board of Directors approved a stock repurchase program. Under its stock repurchase program, the Company is authorized to purchase up to 800,000 shares of common stock in open market transactions. At September 30, 1999, 464,000 shares have been purchased under the program at a cost of $5,359,000.

During the quarter ended September 30, 1999, the Company purchased 65,000 shares of its common stock at a cost of $926,000. For the nine months ended September 30, 1999, the Company has purchased 417,000 shares of its common stock at a cost of $4,853,000.


NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Quarter Ended                 Nine Months Ended
                                                                        September 30,                   September 30,
                                                                  -------------------------       -------------------------
                                                                     1999           1998             1999            1998
                                                                  ---------       ---------       ---------       ---------
Numerator:
   Numerator for basic and diluted earnings per
      common share - earnings before
         extraordinary item...............................        $   7,332       $   5,741       $  15,728       $  10,359
Denominator:
   Denominator for basic earnings per common -
      share  weighted-average shares......................            8,056           8,402           8,163           8,213
   Effect of dilutive securities:
      Employee stock options..............................              245             133             205             232
                                                                  ---------       ---------       ---------       ---------
   Denominator for diluted earnings per common
      share - adjusted weighted-average shares............            8,301           8,535           8,368           8,445

Basic earnings per common share before
   extraordinary item.....................................        $    0.91       $    0.68       $    1.93       $    1.26
                                                                  =========       =========       =========       =========
Diluted earnings per common share before
   extraordinary item.....................................        $    0.88       $    0.67       $    1.88       $    1.23
                                                                  =========       =========       =========       =========


For the quarter and nine months ended September 30, 1999, options to purchase 40,000 shares of common stock were excluded from the calculation of weighted average shares outstanding because the average exercise price of these shares was higher than the average market price of the common stock during the period.


NOTE 6 - AMENDMENT OF REVOLVING CREDIT AGREEMENT

The Company amended its existing $50 million bank credit facility that expired on May 31, 1999 to extend the term of the credit facility through May 2002. The Company's amended bank credit agreement has improved pricing terms based upon the Company's financial performance and released the lender's security interest in the Company's equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                           Quarter Ended September 30,
                                                       ---------------------------------------------------------------------
                                                                   1999                                   1998
                                                       -------------------------------      --------------------------------
                                                                        Percentage of                         Percentage of
                                                        Amount         Total Net Sales        Amount         Total Net Sales
                                                       ---------       ---------------      -----------      ---------------
Total Company:
   Net sales - Alside........................          $ 117,466             91.5%           $  102,593             89.8%
   Net sales - AmerCable.....................             10,922              8.5                11,608             10.2
                                                       ---------          -------            ----------           ------
      Total net sales........................            128,388            100.0               114,201            100.0
   Gross profit..............................             39,468             30.7                36,530             32.0
   Selling, general and
      administrative expense (1).............             25,004             19.5                23,956             21.0
                                                       ---------          -------            ----------           ------
   Income from operations....................          $  14,464             11.3%           $   12,574             11.0%
                                                       =========          =======            ==========           ======

Alside:
   Net sales.................................          $ 117,466            100.0%           $  102,593            100.0%
   Gross profit..............................             37,404             31.8                34,108             33.2
   Selling, general and
      administrative expense.................             22,745             19.3                22,010             21.4
                                                       ---------          -------            ----------           ------
   Income from operations....................          $  14,659             12.5%           $   12,098             11.8%
                                                       =========          =======            ==========           ======

AmerCable:
   Net sales.................................          $  10,922            100.0%           $   11,608            100.0%
   Gross profit..............................              2,064             18.9                 2,422             20.9
   Selling, general and
      administrative expense.................              1,299             11.9                 1,206             10.4
                                                       ---------          -------            ----------           ------
   Income from operations....................          $     765              7.0%           $    1,216             10.5%
                                                       =========          =======            ==========           ======



(1) Consolidated selling, general and administrative expenses include corporate expenses of $960,000 and $740,000 for the quarters ended September 30, 1999 and 1998, respectively.

Overview

         The Company's net sales increased to $128.4 million or 12.4% for the third quarter of 1999 as compared to the 1998 period due to higher sales at the Company's Alside division. Income from operations increased 15.0% to $14.5 million for the third quarter of 1999 due to higher profits at its Alside division. The Company's income before extraordinary item was $7.3 million or $0.88 per share for the third quarter of 1999 as compared to $5.7 million or $0.67 per share for the same period in 1998 due to higher income from operations, lower interest expense and improved tax rates.

         ALSIDE. Alside's net sales increased 14.5% to $117.5 million for the quarter ended September 30, 1999 as compared to $102.6 million for the same period in 1998 due primarily to higher sales volume. Unit sales of vinyl siding increased 15.1% for the third quarter of 1999 as compared to the 1998 period. Unit sales of vinyl windows increased 11.6% for the third quarter of 1999 as compared to 1998. Gross profit as a percentage of net sales decreased for the quarter ended 1999 due primarily to lower margins on vinyl siding and windows. Margins on vinyl products were adversely affected by an increase in vinyl resin prices. Alside recovered the cost of vinyl resin price increases by increasing the average sales price for vinyl siding products, but was not able to recover any incremental margin on the sales price increases. Income from operations increased $2.6 million to $14.7 million for the third quarter of 1999 as compared to the same period in 1998. Selling, general and administrative expense increased to $22.7 million but decreased as a percentage of net sales.

         AMERCABLE. AmerCable's net sales decreased 5.9% to $10.9 million for the third quarter of 1999 as compared with $11.6 million for the same period in 1998 due primarily to lower sales to AmerCable's offshore drilling industry customers due to decreased demand resulting from lower commodity prices. Gross profit as a percentage of sales decreased to 18.9% for the 1999 period as compared to 20.9% for the 1998 period due to lower fixed cost absorption resulting from lower production volumes. Income from operations was $765,000 for the quarter ended September 30, 1999 as compared to $1.2 million for the same period in 1998. Selling, general and administrative expenses increased 7.7% to $1.3 million for the third quarter of 1999 due to higher personnel costs and higher advertising expenditures.

         AMERCORD. The Company recorded a loss of $857,000 reflecting its share of the after-tax loss of Amercord for the quarter ended September 30, 1999 as compared with a loss of $645,000 during the same period in 1998. Amercord's gross profit decreased $440,000 to $(1.5) million for the quarter ended September 30, 1999 as compared to $(1.1) million for the same period in 1998 due to lower sales volume and lower manufacturing efficiencies resulting from the loss of a major customer. Amercord expects to resume sales to this customer in 2000. Selling, general and administrative expenses increased to $894,000 in the 1999 period from $557,000 for the 1998 period due primarily to costs associated with a voluntary severance program.

         OTHER. Net interest expense decreased $117,000 or 6.5% for the third quarter of 1999 compared with the same period in 1998 due primarily to the repayment of the Company's taxable notes in April 1999. The Company recorded interest income of $76,000 for the quarter ended September 30, 1999. The Company's effective tax rate has decreased due to lower state taxes.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                                         Nine Months Ended September 30,
                                                     -----------------------------------------------------------------------
                                                                   1999                                   1998
                                                     ---------------------------------      --------------------------------
                                                                        Percentage of                         Percentage of
                                                        Amount         Total Net Sales        Amount         Total Net Sales
                                                     -----------       ---------------      -----------      ---------------
Total Company:
   Net sales - Alside........................        $   300,730             90.6%          $   261,947             86.8%
   Net sales - AmerCable.....................             31,163              9.4                39,693             13.2
                                                     -----------          -------           -----------           ------
      Total net sales........................            331,893            100.0               301,640            100.0
   Gross profit..............................            103,456             31.2                92,949             30.8
   Selling, general and
      administrative expense (1).............             71,145             21.4                66,481             22.0
                                                     -----------          -------           -----------           ------
   Income from operations....................        $    32,311              9.7%          $    26,468              8.8%
                                                     ===========          =======           ===========           ======

Alside:
   Net sales.................................        $   300,730            100.0%          $   261,947            100.0%
   Gross profit..............................             98,206             32.7                84,591             32.3
   Selling, general and
      administrative expense.................             64,866             21.6                60,781             23.2
                                                     -----------          -------           -----------           ------
   Income from operations....................        $    33,340             11.1%          $    23,810              9.1%
                                                     ===========          =======           ===========           ======

AmerCable:
   Net sales.................................        $    31,163            100.0%          $    39,693            100.0%
   Gross profit..............................              5,250             16.8                 8,358             21.1
   Selling, general and
      administrative expense.................              3,491             11.2                 3,756              9.5
                                                     -----------          -------           -----------           ------
   Income from operations....................        $     1,759              5.6%          $     4,602             11.6%
                                                     ===========          =======           ===========           ======

(1) Consolidated selling, general and administrative expenses include corporate expenses of $2,788,000 and $1,944,000 for the nine-month periods ended September 30, 1999 and 1998, respectively.


Overview

         The Company's net sales increased to $331.9 million up 10.0% for the nine months ended September 30, 1999 as compared to $301.6 million for the same period in 1998 due to strong sales at the Company's Alside division. Income from operations increased by $5.8 million or 22.1% to $32.3 million for the nine months ended September 30, 1999 due to increased profitability at the Company's Alside division. The Company's income before extraordinary item increased to $15.7 million ($1.88 per share) for the nine months ended September 30, 1999 as compared to $10.4 million ($1.23 per share) for the same period in 1998 due to higher income from operations, lower interest expense and smaller losses from the Company's Amercord affiliate.

         ALSIDE. Alside's net sales for the nine months ended September 30, 1999 increased 14.8% to $300.7 million as compared to $261.9 million for the same period in 1998 due to higher sales volume across all product lines. For the nine months ended September 30, 1999, unit sales of vinyl siding and vinyl windows increased 17.2% and 11.0%, respectively as compared to the same period in 1998. Gross profit as a percentage of net sales increased to 32.7% for the nine months ended September 30, 1999 as compared to 32.3% for the same period in 1998. Selling, general and administrative expense increased to $64.9 million for the nine months ended September 30, 1999 due to higher personnel costs and incentive compensation. Income from operations increased 40.0% to $33.3 million for the nine months ended September 30, 1999 as compared to $23.8 million for the same period in 1998 due to improved gross profits that were partially offset by increased selling, general and administrative expenses.

         AMERCABLE. AmerCable's net sales decreased to $31.2 million for the nine months ended September 30, 1999 as compared to $39.7 million in the 1998 period due primarily to lower sales to AmerCable's mining and offshore drilling industry customers due to decreased demand resulting from lower commodity prices. Gross profit decreased $3.1 million or 37.2% to $5.3 million for the nine months ended September 30, 1999 as compared to the 1998 period principally due to unfavorable fixed cost absorption resulting from lower production volume and reduced sales volume. Selling, general and administrative expenses decreased 7.1% to $3.5 million due to lower personnel costs, primarily incentive compensation. Income from operations decreased $2.8 million to $1.8 million for the nine months ended 1999 as compared to $4.6 million for the same period in 1998.

         AMERCORD. The Company recorded a loss of $1.4 million for its equity in the after-tax loss of Amercord for the nine months ended September 30, 1999 as compared to a loss of $1.8 million during the same period in 1998. Amercord's gross profit increased $1.7 million to $(1.2) million for the nine months ended September 30, 1999 as compared to $(2.9) million for the same period in 1998 due primarily to increased manufacturing efficiencies. Selling, general and administrative expenses increased to $2.3 million in 1999 from $1.8 million in 1998.

         OTHER. Net interest expense decreased $858,000 or 14.3% for the nine months ended September 30, 1999 as compared to the same period in 1998. The decrease was due primarily to the repurchase and redemption of $75.0 million of 11 1/2% senior subordinated notes and the issuance of the 9 1/4% senior subordinated notes and the repayment of the Company's taxable notes. The Company recorded interest income of $217,000 for the nine months ended September 30, 1999. The Company's effective tax rate has decreased due to lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999 the Company had cash and cash equivalents of $3.1 million and available borrowing capacity of approximately $44.4 million under its existing credit facility. Outstanding letters of credit totaled $5.6 million securing $1.6 million of various insurance letters of credit and $4.0 million securing a letter of credit to guarantee borrowings of up to $4.0 million of Amercord's credit facility. The Company amended its existing $50 million bank credit facility that expired on May 31, 1999 to extend the term of the credit facility through May 2002. The Company's amended bank credit agreement has improved pricing terms based upon the Company's financial performance and released the lender's security interest in the Company's equipment.

        Net cash provided by operations was $13.6 million in the nine months ended September 30, 1999 compared with $15.8 million in the same period in 1998. The decrease in cash provided by operations for the 1999 period as compared to the 1998 period was due primarily to higher sales that resulted in increased accounts receivable and inventories.

        Capital expenditures totaled $16.7 million for the nine months ended September 30, 1999, compared with $9.7 million during the same period in 1998. Expenditures in the 1999 period were used primarily in the construction of the Company's new vinyl siding manufacturing plant as well as to increase production flexibility and capacity at AmerCable. Capital expenditures on the new vinyl siding manufacturing plant were $9.4 million in 1999. Operations began at the Company's new vinyl siding facility in July of 1999.

        During the nine months ended September 30, 1999, the Company purchased 417,000 shares of its common stock at a cost of $4.9 million. These purchases were made under its previously announced share repurchase program pursuant to which the Company is authorized to purchase up to a total of 800,000 shares of common stock from time to time in open market transactions. The Company's ability to repurchase shares of its common stock is subject to the terms of the indenture pursuant to which its 9 1/4% senior subordinated notes were issued.

        Amercord is not in compliance with certain financial covenants under its existing bank credit agreement. Amercord has extended its forbearance agreement with its lender to November 26, 1999 subject to certain conditions. In connection with this forbearance agreement, the Company has guaranteed borrowings of up to $4,000,000 under Amercord's credit agreement. The Company is currently in the later stages of negotiating the sale of its Amercord affiliate. The sale is expected to close in the fourth quarter of 1999 and is not expected to materially impact the results of that quarter; however, there can be no assurance that the sale of Amercord can be completed or the timing thereof.

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

         STATE OF READINESS. The Company began its Year 2000 program in 1997 in order to ensure all systems were Year 2000 compliant. The Company's Alside division divided its Year 2000 information technology ("IT") project as follows: mainframe, AS 400 systems, manufacturing systems and PC systems. Alside has reviewed its mainframe and AS 400 systems and believes all date fields have been corrected. All mission critical programs within its mainframe have been tested and are believed to be Year 2000 compliant. The mission critical programs include the general ledger, accounts payable, billing/receivable and payroll. Updates to Alside's manufacturing systems were completed in the first quarter of 1999. Testing of its manufacturing systems was completed in the second quarter of 1999. Alside has established a task force consisting of representatives from Information Services, distribution and each of the manufacturing facilities to review the status of its PC systems. Alside identified the system updates necessary to ensure its PC systems are Year 2000 compliant. Alside anticipates completion of its PC systems update by November 1999. The Company's AmerCable division believes its IT systems are Year 2000 compliant. Alside and AmerCable have completed the update of their non-IT systems. The Company has contacted significant suppliers to assess Year 2000 compliance and readiness. The majority of the questionnaires sent to suppliers have been returned. Based upon the responses received, it appears the Company's suppliers are aware of the Year 2000 issue and are taking the necessary steps to ensure Year 2000 compliance.

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

EFFECTS OF INFLATION

        The Company believes that the effects of inflation on its operations have not been material during the past two years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price changes. Vinyl resin prices have increased in 1999 and exceeded 1998 prices in the third quarter of 1999. The Company believes vinyl resin prices will continue to increase in the fourth quarter of 1999. Alside has historically been able to pass on price increases to its customers. No assurances can be given that Alside will be able to pass on any price increases in the future.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the quarter or nine months ended September 30, 1999. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27 - Financial Data Schedule.

     (b) Reports on Form 8-K

         During the quarter ended September 30, 1999, Associated Materials Incorporated filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ASSOCIATED MATERIALS INCORPORATED
                                          (Registrant)




Date:  November 15, 1999        By: /s/ Robert L. Winspear
                                --------------------------------------------
                                Robert L. Winspear
                                Vice President and Chief Financial Officer



Date:  November 15, 1999        /s/ Robert L. Winspear
                                --------------------------------------------
                                Robert L. Winspear
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number                   Description
-------                  -----------
  27               Financial Data Schedule.