Form 10-K405
period 1999-12-31
ASSOCIATED MATERIALS INC
filed 2000-03-24
CIK 802967

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K
(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                         Commission File Number 0-24956

                                ----------------

                        ASSOCIATED MATERIALS INCORPORATED
             (Exact name of Registrant as specified in its charter)

                                ----------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of March 9, 2000 was approximately $45,935,517.

As of March 9, 2000 the Registrant had 6,469,270 shares of Common Stock and 1,550,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated herein by reference in Part III.

================================================================================

                                     PART I


ITEM 1. BUSINESS

     Associated Materials Incorporated (the "Company") is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). Alside's core products are vinyl siding and vinyl windows. These products are marketed on a wholesale basis to more than 35,000 professional contractors engaged in home remodeling and new home construction principally through Alside's nationwide network of 70 Alside Supply Centers. Alside's vinyl product offerings also include vinyl fencing, vinyl decking and vinyl garage doors. In 1999, Alside accounted for approximately 90% of the Company's net sales. In addition to Alside, the Company's operations include its AmerCable division ("AmerCable"), a specialty electrical cable manufacturer. The Company was incorporated in Delaware in 1983.

INDUSTRY OVERVIEW

     Vinyl siding competes with other materials, such as wood, masonry and metals, for a share of the residential siding market. Vinyl siding has greater durability and requires less maintenance than wood siding, and generally is less expensive than wood, masonry or metal siding. According to an industry study jointly prepared by Sabre Associates, Inc. and Pure Strategy (the "Sabre Study"), based on unit sales, vinyl siding accounted for approximately 50% of the exterior siding market in 1998 versus approximately 17% in 1985. Since the early 1980's, vinyl siding has become the preferred siding product for professional home remodeling contractors and their customers, and commanded approximately 62% of the home remodeling marketplace for siding according to the most recent Sabre Study. More recently, vinyl siding has achieved increased acceptance in the new construction market, as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. The Company believes that vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

     Vinyl windows require less maintenance, are more durable than either wood or aluminum windows and provide greater energy efficiency than aluminum windows. According to the Sabre Study, based on unit sales, approximately 51% of all residential windows sold in 1998 were vinyl windows versus approximately 27% in 1991. Since the early 1990's, vinyl windows have become the preferred window product for professional home remodeling contractors and their customers, and commanded approximately 75% of the home remodeling marketplace for windows. More recently, vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl's favorable attributes, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. The Company believes that vinyl windows will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

ALSIDE

     PRODUCTS. Alside's principal product offerings are vinyl siding and vinyl windows, which together accounted for approximately 68.4% of Alside's 1999 net sales. Alside also manufactures a variety of other products including vinyl fencing, vinyl decking, vinyl garage doors and semi-custom cabinets.

     The vinyl siding market consists of three segments: economy/new construction, standard and premium. Vinyl siding quality is determined by its rigidity, resistance to fading, thickness and ease of installation as well as other factors. Prior to 1996, Alside targeted its products primarily to the standard segment. More recently, the Company has broadened its product lines to increase its penetration of the premium and economy segments. The Company believes that its innovation in product development was key to its siding sales growth in the past and will continue to be a principal factor in its sales growth in future years. For example, in late 1995, Alside introduced its patented Charter Oak siding, which enabled Alside to penetrate the premium segment of the vinyl siding market. The Company believes that Charter Oak sets the standard for premium vinyl siding products today. Alside introduced its Conquest siding product in 1997, which has enabled Alside to achieve additional market penetration in the economy/new construction segment of the siding industry. During 1998, Alside introduced CenterLock, a patented product positioned in the standard market segment. In 1999, Alside introduced Odyssey Plus, an improved and updated version of its popular Odyssey siding product. In addition to these new products, Alside has increased the number of colors and profiles offered within its existing siding products and continues to increase and improve upon the breadth of its vinyl siding product lines. Alside offers limited warranties ranging from 50-year warranties to lifetime warranties with its siding products.

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

     A summary of Alside's siding and window product offerings is presented in the table below according to the Company's product line classification:



      PRODUCT LINE                SIDING PRODUCTS        WINDOW PRODUCTS
      ----------------------------------------------------------------------
      Premium                     Charter Oak            UltraMaxx
                                  Greenbriar             Omni
                                  Williamsport
      ----------------------------------------------------------------------
      Standard                    Odyssey                Geneva
                                  Odyssey Plus           Excalibur
                                  CenterLock
      ----------------------------------------------------------------------
      Economy                     Conquest               Performance Series -
                                  Alpha                    New Construction
                                                         Centurion


     In 1993, Alside introduced vinyl fencing as a product line under the brand name UltraGuard, currently a leading brand of both agricultural and residential vinyl fencing. Sales of UltraGuard fencing accounted for less than 5% of Alside's net sales in 1999. Alside introduced a raised panel vinyl garage door in 1997 under the brand name Premium Garage Doors. Alside also manufactures semi-custom cabinets for the kitchen and bath under the brand name UltraCraft. Cabinet sales accounted for approximately 6% of Alside's net sales in 1999. Alside primarily markets its fencing, garage doors and cabinets through independent dealers and not through its Supply Centers.

     To complete its line of siding products, Alside also distributes metal siding and related building products manufactured by other companies. The sale of metal siding and related building products has declined from 19% of Alside's sales in 1993 to 5% in 1999 as these products have been displaced by vinyl products. Alside also selectively distributes a variety of complementary building products manufactured by others, including wood windows, roofing materials, insulation, cabinets and installation equipment and tools.

     MARKETING AND DISTRIBUTION. Traditionally, most vinyl siding has been sold to the home remodeling marketplace through independent distributors. The Company believes that Alside is one of only two major vinyl siding manufacturers that market their products primarily through company-owned distribution centers. Alside has a nationwide distribution network of 70 Alside Supply Centers which market Alside manufactured products and other complementary building products to more than 35,000 professional home improvement and new construction contractors. The Company believes that Alside Supply Centers provide "one-stop shopping" to meet the specialized needs of its contractor-customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl windows as well as products manufactured by others, including metal siding, wood windows, roofing materials, insulation, cabinets and installation equipment. In 1999, approximately 79% of Alside's sales were made through its Supply Centers. In addition to sales and promotional support, contractors look to their local Alside Supply Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers.

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

     Each of Alside's Supply Centers is evaluated as a separate profit center, and compensation of Supply Center personnel is based in part on the Supply Center's operating results. Decisions to open new Supply Centers, and to close or relocate existing Supply Centers, are based on Alside's continuing assessment of market conditions and individual location profitability. During 1999, Alside added three Supply Centers to its distribution network and closed two underperforming locations. The Company presently expects to open up to seven new Supply Centers in 2000. Alside has developed formal training and recruiting programs for Supply Center personnel which it expects to improve its ability to staff new locations.

     Through certain of its Supply Centers, Alside's Builder Service Division provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its Supply Centers.

     Alside sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. These sales accounted for approximately 21% of Alside's 1999 net sales. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. Alside carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume, lower margin business. No single customer accounted for 5% or more of Alside's 1999 sales. Alside increased its network of independent distributors in 1999 and intends to seek to further increase its network of independent distributors in 2000 in strategic areas to improve its penetration into certain markets.

     MANUFACTURING. Prior to 1999, Alside manufactured all of its vinyl siding at its Ennis, Texas plant, which the Company believes is a low-cost manufacturing facility. During 1999, the Company completed construction of a new vinyl manufacturing facility in order to meet its sales expectations for Alside's siding products. This new facility is located in Freeport, Texas. The Freeport facility increased Alside's vinyl siding production capacity by approximately 25% over 1998 levels. Alside expects to transfer some production equipment from its Ennis, Texas plant to the Freeport plant in 2000. In addition, Alside plans to purchase additional extrusion equipment to further increase Freeport's capacity. The Company believes that the Freeport plant's capacity can be doubled with only moderate expenditures of $3.0 million to $4.0 million. Alside also operates a vinyl extrusion facility in West Salem, Ohio to produce vinyl window extrusions as well as vinyl fence and garage door panels. Alside operates three window fabrication plants which each use vinyl extrusions manufactured by Alside for the majority of their production requirements, produce their own glass inserts and utilize high speed welding and cleaning equipment for their welded window products. By producing its own vinyl extrusions and glass inserts, Alside believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers.

     Alside's vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs. Alside's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs.

     RAW MATERIALS. The principal raw materials used by Alside are vinyl resins, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. The price of vinyl resin has been, and may continue to be, volatile. Alside has a contract with its resin supplier to supply substantially all of its contract vinyl resin requirements and believes that its requirements could also be met by other suppliers. Alside generally had been able to pass through price increases in raw materials to its customers. The price of vinyl resin increased significantly during 1999. Alside implemented a price increase in late 1999 and a second price increase on January 1, 2000. Although gross profit margins on vinyl siding declined temporarily due to the time lag between vinyl resin cost increases and the selling price increases, these price increases have offset the 1999 increases in vinyl resin prices. Alside expects the price of vinyl resin to continue to increase in 2000 and has announced a price increase to its direct independent distributors effective the second quarter of 2000.

     COMPETITION. Except for Owens Corning, no company within the residential siding industry competes with Alside on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of metal and vinyl siding products, some of whom are larger in size and have greater financial resources than the Company. Alside competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the market trend towards sales of welded vinyl windows, which Alside began manufacturing in 1992 and which require expensive, more sophisticated production equipment, will result in further consolidation of the window fabrication industry. Alside and its competitors generally compete on price, product performance, and sales and service support to professional contractors. Competition varies by region. Alside also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry and metal in the siding market. However, the Company believes Alside's products are competitive, and in most sectors are gaining share at the expense of these alternative materials due to vinyl's superior qualities, including its lower material cost, durability and low maintenance requirements.

AMERCABLE

     AmerCable accounted for approximately 10% of the Company's net sales in 1999. AmerCable manufactures and markets a variety of jacketed electrical cable specially designed to meet industry technical standards and end-users' specifications. AmerCable divides its products into three categories: mining cables, marine and shipboard cables, and industrial cables, which accounted for 46%, 29% and 25% of its 1999 sales, respectively. AmerCable markets its cable principally to independent distributors who resell to the end user, except for certain marine products that are distributed through its Offshore/Marine Cable Specialists division.

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

     AmerCable competes with numerous large and small manufacturers. Many of its competitors have substantially greater resources than the Company. AmerCable generally does not compete in the more commodity-oriented wire and cable markets, such as residential building wire and computer network cable.

AMERCORD

     In addition to its Alside and AmerCable divisions, the Company owns a 9.9% interest in Amercord Inc. ("Amercord"). Amercord manufactures and markets steel cord and bead wire to the tire manufacturing industry. In the fourth quarter of 1999, Amercord was recapitalized. In this transaction, the Company reduced its ownership in Amercord from 50.0% to 9.9%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     Alside's employment needs vary seasonally with sales and production levels. As of December 31, 1999, Alside had approximately 1,800 full-time employees, including approximately 820 hourly workers. The West Salem, Ohio plant is Alside's only unionized manufacturing facility, employing approximately 90 covered workers as of December 31, 1999. Additionally, approximately 45 hourly workers in certain Supply Center locations are covered by collective bargaining agreements. The Company considers Alside's labor relations to be good.

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

     As of December 31, 1999, AmerCable employed approximately 195 people, including 112 hourly workers, none of whom are covered by collective bargaining agreements. AmerCable maintains good relations with its employees.

TRADEMARKS AND PATENTS

     Alside has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. Although Alside considers each of these items to be valuable, the Company does not currently believe this property, other than the "Alside(R)" trademark, to be material. Alside has obtained patents on certain claims associated with its siding products, which the Company believes distinguish Alside's products from those of its competitors.

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

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following information concerning the executive officers and other key employees of the Company is as of March 9, 2000.

     William W. Winspear, 66, has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1983. Mr. Winspear was President and Chief Executive Officer of Chaparral Steel Company from 1975 to 1982. Mr. Winspear is the father of Robert L. Winspear.

     Donald L. Kaufman, 68, has been President of Alside since 1974 and has been Chief Executive Officer of Alside since 1982. Mr. Kaufman joined Alside in 1955 and became a Director and a Vice President of the Company in 1984.

     Robert F. Hogan, 43, has been President and Chief Executive Officer of AmerCable since 1993 and Vice President of the Company since 1984. Prior to becoming President of AmerCable, Mr. Hogan was Treasurer and Secretary of the Company from 1984 to 1993.

     Robert L. Winspear, 34, joined the Company in 1993, was named Vice President, Treasurer and Secretary in October 1993 and was named Chief Financial Officer in 1998. Prior to joining the Company, Mr. Winspear was a Senior in the Financial Consulting and Audit division of Arthur Andersen LLP, where he had been employed since 1988. Mr. Winspear is the son of William W. Winspear.

     James R. Bussman, 52, has been Executive Vice President - Corporate Services of Alside since 1983. Mr. Bussman has held various other positions with Alside since 1972, and was named a Vice President of the Company in 1984.

     Michael R. St. Clair, 53, was named Executive Vice President - Finance of Alside in 1994. Mr. St. Clair had been Senior Vice President - Finance of Alside since joining the Company from The Warner & Swasey Company, Inc., a machine tool manufacturing company, in 1985. Mr. St. Clair was named a Vice President of the Company in 1986.

     Michael Caporale, Jr., 48, joined the Company in January 2000 as President, Alside Window Manufacturing. From 1995 to 1999 Mr. Caporale was employed by Great Lakes Window, most recently as President.

     Wayne D. Fredrick, 53, was named Group Vice President - Window Products of Alside in 1997. From 1990 to 1996, Mr. Fredrick was Senior Vice President - Window Products of Alside. Mr. Fredrick joined Alside in 1973.

     Benjamin L. McGarry, 52, was named Group Vice President - Vinyl Manufacturing of Alside in 1997. From 1984 to 1996, Mr. McGarry was Senior Vice President - Manufacturing of Alside. Mr. McGarry joined Alside in 1980.

     James E. Renshaw, 52, joined the Company in 1998 as President, Alside Supply Centers. From 1983 to 1998 Mr. Renshaw was employed by Sherwin-Williams, most recently as President and General Manager of Sherwin-Williams Eastern Division.

     Officers of the Company serve at the discretion of the Board of Directors. Messrs. Bussman, St. Clair, Caporale, Fredrick, McGarry and Renshaw are considered key employees of the Company because of their responsibilities as divisional officers in the respective capacities indicated. The Company, however, does not consider these employees to be executive officers of the Company.


ITEM 2. PROPERTIES

     The Company's operations include both owned and leased facilities as described below:


          LOCATION                                   PRINCIPAL USE                     SQUARE FEET
          --------                                   -------------                     -----------
    ALSIDE

       Akron, Ohio                           Alside Headquarters                          70,000
                                             Vinyl Windows, Vinyl Fencing and Vinyl
                                             Garage Doors                                577,000

       Ennis, Texas                          Vinyl Siding Products, Vinyl Fencing        301,000

       Freeport, Texas                       Vinyl Siding Products                       120,000

       West Salem, Ohio                      Vinyl Window Extrusions, Fencing
                                                and Garage Door Panels                   173,000

       Liberty, North Carolina               Cabinets                                    159,000

       Kinston, North Carolina               Vinyl Windows                               319,000 (1)

       Cedar Rapids, Iowa                    Vinyl Windows                               128,000 (1)

    AMERCABLE

       El Dorado, Arkansas                   AmerCable Headquarters and                  317,000
                                                Electrical Cable

       Houston, Texas                        Cable Distribution                           33,000 (1)

--------------------

(1)  Leased facilities.

     Management believes that the Company's facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

     Alside also operates 70 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its Supply Centers for terms generally ranging from five to seven years with renewal options. The Supply Centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

     The Company's Common Stock is traded on The Nasdaq National Market with the ticker symbol "SIDE." The following table shows the price range of the Company's Common Stock since it began trading on a "when issued" basis on February 26, 1998:


                                                                                        Prices
                                                                            --------------------------------
                                   Quarter                                      High                Low
                   -----------------------------------------------------------------------------------------
                    1998           First (commencing February 26)              $20.00              $16.00
                    1998           Second                                       19.88               12.63
                    1998           Third                                        13.50                7.50
                    1998           Fourth                                       11.75                5.94
                   -----------------------------------------------------------------------------------------
                                   Year                                        $20.00              $ 5.94
                   -----------------------------------------------------------------------------------------
                    1999           First                                       $11.69              $10.13
                    1999           Second                                       15.00               10.50
                    1999           Third                                        16.00               13.00
                    1999           Fourth                                       16.38               14.00
                   -----------------------------------------------------------------------------------------
                                  Year                                         $16.38              $10.13
                   -----------------------------------------------------------------------------------------


HOLDERS

     At March 9, 2000, the Company had 44 record holders of Common Stock. The Prudential Insurance Company of America ("Prudential") is the record holder of all 1,550,000 shares of the Company's outstanding Class B Common Stock, par value $.0025 per share ("Class B Common Stock"), which shares of Class B Common Stock are convertible, at the holder's option, into shares of Common Stock on a basis of one share of Common Stock for each share of Class B Common Stock. In this report, the Company's Common Stock and Class B Common Stock are referred to collectively as "common shares."

DIVIDENDS

     The Company paid dividends of $0.075 and $0.10 per common share in 1998 and 1999, respectively. On March 1, 2000, the Board of Directors of the Company announced a cash dividend of $0.10 per common share payable to stockholders of record on March 20, 2000. The Company presently intends to pay an annual cash dividend. However, the Company's future dividend policy will depend upon the Company's capital requirements, results of operations, financial condition and other factors as the Company's Board of Directors deems relevant. Further, the payment of cash dividends is restricted by covenants in the Credit Agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes ("9 1/4% Notes") were issued.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information set forth below for the five-year period ended December 31, 1999 was derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                       1995         1996         1997         1998         1999
                                                     --------     --------     --------     --------     --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net sales...................................     $ 350,029    $ 356,471    $ 397,690    $ 407,933    $ 452,586
   Cost of sales...............................       264,080      255,579      283,514      283,644      314,914
                                                    ---------    ---------    ---------    ---------    ---------
   Gross profit................................        85,949      100,892      114,176      124,289      137,672
   Selling, general and administrative
      expenses ................................        73,207       77,740       81,142       88,727       96,028
   Other income, net(1)........................             -            -            -        2,673            -
                                                    ---------    ---------    ---------    ---------    ---------
   Income from operations......................        12,742       23,152       33,034       38,235       41,644
   Interest expense............................        11,474       10,882        9,795        7,565        6,779
   Equity in (earnings) loss  of Amercord(2)...          (537)      (1,724)         626        1,881        1,337
   Writedown of Amercord(3)....................             -            -            -        4,351            -
                                                    ---------    ---------    ---------    ---------    ---------
   Income before income tax expense............         1,805       13,994       22,613       24,438       33,528
   Income tax expense..........................           545        5,172        9,524       11,382       13,038
                                                    ---------    ---------    ---------    ---------    ---------
   Income before extraordinary item............         1,260        8,822       13,089       13,056       20,490
   Extraordinary item(4).......................             -            -            -        4,107            -
                                                    ---------    ---------    ---------    ---------    ---------
   Net income..................................     $   1,260    $   8,822    $  13,089    $   8,949    $  20,490
                                                    =========    =========    =========    =========    =========
SHARE DATA:
   Basic earnings per common share before
      extraordinary item.......................     $    0.17    $    1.16    $    1.72    $    1.58    $    2.52
   Diluted earnings per common share before
      extraordinary item(5)....................          0.16         1.14         1.69         1.55         2.46
   Weighted average number of diluted shares...         7,695        7,746        7,756        8,403        8,344
   Dividends per share.........................     $       -    $       -    $    0.05    $   0.075    $   0.100

OTHER DATA:
   EBITDA(6)...................................     $  18,082    $  29,025    $  39,555    $  45,452    $  50,163
   Capital expenditures........................         7,683        8,110        8,758       14,261       18,915
   Cash provided by operating activities.......         5,328       15,055       22,496       26,768       15,229
   Cash used in investing activities...........        (7,203)      (8,087)      (7,941)     (14,712)     (17,619)
   Cash provided by (used in) financing
      activities ..............................         2,452       (6,863)     (15,004)         973       (9,142)
   Ratio of EBITDA to interest expense.........          1.58x        2.67x        4.04x        6.01x        7.40x



                                                                             DECEMBER 31,
                                                     -----------------------------------------------------------
                                                       1995         1996         1997         1998         1999
                                                     --------     --------     --------     --------     -------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.............................      $  46,551    $  51,821    $  61,191    $  79,225   $  85,878
  Total assets................................        172,053      177,709      178,504      189,319     206,296
  Short-term debt, including current
     maturities ..............................         19,921       14,808        2,314        3,600           -
  Long-term debt, less current maturities ....         82,100       80,350       78,600       75,000      75,000
  Stockholders' equity........................         23,306       32,246       44,734       64,378      79,326

---------------------

(1) The Company recorded a $5.9 million curtailment gain due to the freeze of the Alside Retirement Plan at December 31, 1998. The Company also accrued an additional $3.3 million expense for retiree medical benefits related to the 1989 closure of Alside's metal siding plant.

(2) In 1996, the Company's equity in the earnings of Amercord was affected by a change in accounting principle, a settlement of a royalty dispute and an asset impairment writedown, the net amount of which was approximately $800,000 in income.

(3) The Company recorded a pretax writedown on its investment in Amercord in anticipation of a loss on the sale of Amercord. (footnotes continued on following page)

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     GENERAL. The Company consists of two operating divisions, Alside and AmerCable. In addition, the Company owns an interest in Amercord, which was accounted for using the equity method until November 1999 when it was recapitalized, reducing the Company's interest in Amercord from 50% to 9.9%. Since the recapitalization, the Company has accounted for Amercord under the cost method.

     The Company's results of operations are primarily affected by the operating results of Alside, which accounted for more than 86% of the Company's net sales in each of the last three years. Because its residential building products are consumer durable goods, Alside's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. Alside's sales are also affected by changes in consumer preferences with respect to types of building products. Alside's products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. For each of the three years in the period ended December 31, 1999, Alside believes that its sales were made primarily to the repair and remodeling sector.

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

     The Company operates with substantial operating and financial leverage. Significant portions of Alside's selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. As a result, a percentage change in Alside's net sales will have a greater percentage effect on Alside's income from operations. In addition, interest expense related to the Company's long-term debt is fixed.

     AMERCABLE. AmerCable focuses on a core group of cable products that it believes better utilize its manufacturing efficiencies and marketing and distribution capabilities. Its cable products are used primarily in the mining and offshore drilling industries; therefore, AmerCable's results can be affected by a slowdown in the mining and offshore drilling industries as a result of lower commodity prices. AmerCable's sales can also be effected by the price of copper as AmerCable generally prices its cable products based upon market prices for copper at the time of shipment.

     AMERCORD. The Company recorded a $4.4 million writedown on its investment in Amercord in 1998 in anticipation of a loss on the sale of Amercord. In November 1999, Amercord was recapitalized, and in that transaction the Company's interest in Amercord was reduced from 50% to 9.9%. As a result of the recapitalization, the Company received $1.2 million in cash (net of related expenses) and a subordinated note for $1.5 million due November 2004. The Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003.

     SEGMENT DATA. Alside accounted for more than 86% of the Company's net sales and income from operations in each of the three years in the period ended December 31, 1999. In 1999, Alside accounted for approximately 94% of the Company's income from operations exclusive of corporate selling, general and administrative expenses. Management believes that a discussion of the Company's results and financial position for these periods is enhanced by presenting segment information for Alside and AmerCable. The tables below set forth for the periods indicated certain items from the Company's financial statements:

                                                                      YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                      1999                        1998                   1997
                                              ----------------------      ---------------------    --------------------
                                                              % OF                       % OF                    % OF
                                                            TOTAL NET                  TOTAL NET               TOTAL NET
                                               AMOUNT         SALES        AMOUNT        SALES      AMOUNT       SALES
                                              ---------      -------      ---------     -------    ---------    -------
                                                                           ( IN THOUSANDS)
CONSOLIDATED:
   Net sales - Alside....................     $ 408,428         90.2%     $ 355,997        87.3%   $ 344,000       86.5%
   Net sales - AmerCable.................        44,158          9.8         51,936        12.7       53,690       13.5
                                              ---------      -------      ---------     -------    ---------    -------
      Total net sales....................       452,586        100.0        407,933       100.0      397,690      100.0
   Gross profit..........................       137,672         30.4        124,289        30.5      114,176       28.7
   Selling, general and
      administrative expenses (1)........        96,028         21.2         88,727        21.8       81,142       20.4
   Other income, net.....................             -           -           2,673         0.7            -          -
                                              ---------      ------       ---------     -------    ---------    -------
   Income from operations................        41,644          9.2         38,235         9.4       33,034        8.3
   Interest expense......................         6,779          1.5          7,565         1.9        9,795        2.5
   Equity in loss of Amercord............         1,337          0.3          1,881         0.4          626        0.1
   Writedown of Amercord.................             -           -           4,351         1.1            -          -
                                              ---------      ------       ---------     -------    ---------    -------
   Income before income tax expense....          33,528          7.4         24,438         6.0       22,613        5.7
   Income tax expense....................        13,038          2.9         11,382         2.8        9,524        2.4
                                              ---------      -------      ---------     -------    ---------    -------
   Income before extraordinary item......     $  20,490          4.5%     $  13,056         3.2%   $  13,089        3.3%
                                              =========      =======      =========     =======    =========    =======

ALSIDE:
   Net sales.............................     $ 408,428        100.0%     $ 355,997       100.0%   $ 344,000      100.0%
   Gross profit..........................       129,996         31.8        113,797        32.0      104,716       30.4
   Selling, general and
      administrative expenses............        87,588         21.4         81,282        22.8       74,301       21.6
   Other income, net.....................             -            -          2,673         0.7            -          -
                                              ---------       ------      ---------     -------    ---------    -------
   Income from operations................     $  42,408         10.4%     $  35,188         9.9%   $  30,415        8.8%
                                              =========      =======      =========     =======    =========    =======

AMERCABLE:
   Net sales.............................     $  44,158        100.0%     $  51,936       100.0%   $  53,690      100.0%
   Gross profit..........................         7,676         17.4         10,492        20.2        9,460       17.6
   Selling, general and
      administrative expenses............         4,801         10.9          4,718         9.1        4,374        8.1
                                              ---------      -------      ---------     -------    ---------    -------
   Income from operations................     $   2,875          6.5%     $   5,774        11.1%   $   5,086        9.5%
                                              =========      =======      =========     =======    =========    =======

-----------------------

(1) Consolidated selling, general and administrative expenses include corporate expenses of $3.6 million, $2.7 million and $2.5 million for the years 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     GENERAL. The Company's net sales increased 11.0% to $452.6 million in 1999 as compared to $407.9 million in 1998 due to higher sales at the Company's Alside division. Income from operations increased to $41.6 million as compared to $38.2 million in 1998 due to increased profitability at Alside, which was partially offset by AmerCable's results from operations. Income before extraordinary item was $20.5 million or $2.46 per share on 8.3 million weighted average shares in 1999 as compared to $13.1 million or $1.55 per share on 8.4 million weighted average shares in 1998. The Company's 1998 income before extraordinary item was $14.7 million or $1.75 per share exclusive of the one-time accounting adjustments.

     ALSIDE. Alside's net sales increased 14.7% to $408.4 million in 1999 as compared to $356.0 million in 1998 due primarily to higher sales volume. Alside's sales increased across all product lines in 1999 as compared to 1998. During 1999, unit sales of vinyl siding and vinyl windows increased 16.2% and 11.0%, respectively, as compared to 1998. Gross profit as a percentage of net sales decreased slightly to 31.8% in 1999 as compared to 32.0%. Selling, general and administrative expense increased 7.8% to $87.6 million in 1999 as compared to $81.3 million in 1998 but decreased as a percentage of net sales. The increase in selling, general and administrative expense was due primarily to higher personnel costs, including incentive compensation. Income from operations increased $7.2 million, or 20.5% to $42.4 million in 1999 as compared to $35.2 million in 1998 due to higher sales and favorable fixed cost absorption. Exclusive of the $2.7 million one-time accounting adjustments recorded in 1998 as discussed below, income from operations increased $9.9 million or 30.4%.

     AMERCABLE. AmerCable's net sales decreased to $44.2 million in 1999 as compared to $51.9 million in 1998 due primarily to lower sales volume of mining and offshore drilling products. Lower commodity prices resulted in decreased demand for mining and offshore drilling cable. Commodity prices improved during the last half of 1999. Gross profit as a percentage of net sales decreased to 17.4% in 1999 as compared to 20.2% in 1998 due to lower sales volume and lower fixed cost absorption resulting from lower production volume. Selling, general and administrative expense increased to $4.8 million in 1999 as compared to $4.7 million in 1998 as lower incentive compensation was offset by higher personnel costs resulting from the hiring of additional sales personnel as well as higher advertising expenditures. Income from operations decreased to $2.9 million in 1999 as compared to $5.8 million in 1998 due primarily to lower sales volume and lower fixed cost absorption.

     AMERCORD. In November 1999, Amercord was recapitalized. In this transaction, the Company's interest in Amercord was reduced from 50% to 9.9%. As a result of the recapitalization, the Company received cash of $1.2 million (net of related expenses) and a subordinated note for $1.5 million due November 2004. In addition, the Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded a loss of $1.3 million on its equity in the losses of Amercord during 1999.

     OTHER. Net interest expense decreased $786,000 or 10.4% in 1999 as compared to 1998 primarily due to a decrease in the Company's borrowings and the repayment of the Company's taxable notes in April 1999. The Company recorded interest income of $329,000 in 1999. The Company's effective tax rate decreased to 38.9% in 1999 due to lower state taxes. In 1998, the Company's Board of Directors approved a stock repurchase program of up to 800,000 shares of Common Stock. During 1999, the Company repurchased 467,000 shares of Common Stock under this program, which increased earnings per share by $0.07 per share (after interest and tax effects).


     YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     GENERAL. The Company's net sales increased $10.2 million to $407.9 million in 1998 as compared to $397.7 million in 1997 due to higher sales at the Company's Alside division. Income from operations increased $5.2 million or 15.7% to $38.2 million in 1998 due to increased profitability at both the Alside and AmerCable divisions and $2.7 million of additional operating income resulting from one-time accounting adjustments at Alside. The Company recorded a pretax writedown of $4.4 million on its Amercord investment in anticipation of the sale of Amercord. The Company's income before extraordinary item was $13.1 million, or $1.55 per share on 8.4 million weighted average shares in 1998 as compared to $13.1 million, or $1.69 per share on 7.8 million shares in 1997. Exclusive of the one-time accounting adjustments and the extraordinary item, the Company's net income was $14.7 million or $1.75 per diluted share for the year ended December 31, 1998.

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

     AMERCORD. The Company recorded a loss of $1.9 million (or $0.22 per share) reflecting its share of the after-tax loss of Amercord for the year ended 1998 as compared to a loss of $626,000 for the same period in 1997. Amercord's loss from operations increased to $4.6 million in 1998 as compared to $469,000 for 1997. The higher losses in 1998 were due primarily to lower average sales prices for both tire cord and tire bead. Manufacturing efficiencies have continued to improve at Amercord but were more than offset by a 9.1% decrease in average sales price.

     OTHER. Net interest expense decreased $2.2 million or 22.8% in 1998 as compared to 1997 primarily due to a decrease in the Company's borrowings, the purchase of the 11 1/2% Notes and the issuance of the 9 1/4% Notes. The Company recorded interest income of $413,000 in 1998.

     EXTRAORDINARY ITEM. In March 1998, the Company purchased $72.9 million of its outstanding 11 1/2% Notes through a tender offer and consent solicitation. In August 1998, the Company redeemed the $2.1 million principal amount of the 11 1/2% Notes that remained outstanding after the tender offer. As a result of the transactions, the Company incurred an extraordinary charge of approximately $4.1 million net of taxes of $2.9 million resulting from the write-off of debt issuance costs and the premium paid in connection with the purchase and redemption of the 11 1/2% Notes.


QUARTERLY FINANCIAL DATA

     GENERAL. Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year. As a result, the Company has historically had small profits or losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to the significant impact of Alside on the Company's performance.

Quarterly sales and operating profit data for the Company in 1998 and 1999 are shown in the table below:

                                                                          THREE MONTHS ENDED
                                                   --------------------------------------------------------------
                                                       MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                   ---------------  -------------    ------------      -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
  Net sales - Alside..........................        $   64,393      $  94,961        $ 102,593        $  94,050
  Net sales - AmerCable.......................            14,257         13,828           11,608           12,243
                                                      ----------      ---------        ---------        ---------
    Total net sales...........................            78,650        108,789          114,201          106,293
  Gross profit................................            22,330         34,089           36,530           31,340
  Income from operations(1)...................             1,856         12,038           12,574           11,767
  Income (loss) before extraordinary
     item(2)..................................              (767)         5,385            5,741            2,697
  Basic earnings (loss) per common share
    before extraordinary item.................             (0.10)          0.64             0.68             0.32
  Diluted earnings (loss) per common share
    before extraordinary item.................             (0.10)          0.63             0.67             0.32

1999
  Net sales - Alside..........................        $   74,109      $ 109,155         $117,466        $ 107,698
  Net sales - AmerCable.......................            10,488          9,753           10,922           12,995
                                                      ----------      ---------        ---------        ---------
    Total net sales...........................            84,597        118,908          128,388          120,693
  Gross profit................................            25,155         38,833           39,468           34,216
  Income from operations......................             3,260         14,587           14,464            9,333
  Net Income..................................               800          7,596            7,332            4,762
  Basic earnings per common share.............              0.10           0.94             0.91             0.59
  Diluted earnings per common share...........              0.09           0.91             0.88             0.58

-----------------------

(1) The Company recorded a $5.9 million curtailment gain due to the freeze of the Alside Retirement Plan at December 31, 1998. The Company also accrued an additional $3.3 million expense for retiree medical benefits related to the 1989 closure of Alside's metal siding plant.

(2) The Company recorded a pretax writedown on its investment in Amercord in anticipation of a loss on the sale of Amercord.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $15.2 million, $26.8 million and $22.5 million in 1999, 1998 and 1997, respectively. The decrease in operating cash flow in 1999 was primarily due to higher accounts receivable and inventory balances at year-end. The increase in accounts receivable was due to the 15% increase in fourth quarter 1999 sales as compared to the same period in 1998. Year-end inventory balances resulted from higher finished goods at Alside's Supply Centers due to higher sales and higher raw materials at its window manufacturing operations due to poor inventory management. AmerCable's inventory levels increased due to the expansion of its consigned inventory program in order to ensure its large customers have adequate inventory in stock. The increased operating cash flows in 1998 were due to improved operating performance at Alside and AmerCable, as well as lower working capital requirements in 1998 as compared to 1997.

     In May 1999, the Company amended its existing $50 million bank credit facility to extend the term of the facility through May 2002. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. The Credit Agreement is secured by substantially all of the Company's assets other than the Company's owned real property, equipment and its interest in Amercord. At December 31, 1999, $1.6 million of this facility had been used to secure various insurance letters of credit. At December 31, 1999 the Company had an available borrowing capacity under the Credit Agreement of approximately $48.4 million.

     Capital expenditures totaled $18.9 million, $14.3 million and $8.8 million in 1999, 1998 and 1997, respectively. Expenditures in 1999 were primarily used to complete the new vinyl siding manufacturing facility, expand extrusion capacity for window profiles and vinyl fence, expand capacity and increase manufacturing efficiency for semi-custom cabinets and increase production flexibility and capacity at AmerCable. Capital expenditures on the new vinyl siding manufacturing plant were $9.8 million in 1999. 1998 expenditures were primarily used to increase window welding and assembly capacity and to increase vinyl siding extrusion and blending capacity, including the construction of the new Freeport vinyl siding manufacturing plant. Capital expenditures on the new vinyl siding manufacturing plant were

$4.2 million in 1998. Expenditures in 1997 were primarily used to increase vinyl extrusion capacity for siding, windows and fencing as well as to increase and automate window fabrication capacity. The Company has historically funded these capital expenditure requirements out of cash generated from operating activities or borrowings under its bank credit facility.

     The Company believes that capital expenditures ranging from $8.0 million to $10.0 million represent a base level of spending needed to maintain its manufacturing facilities as well as provide for modest increases in capacity and further automation. The Board of Directors has approved capital expenditures of $9.8 million for 2000. Presently anticipated capital expenditures in 2000 will increase extrusion capacity for vinyl siding, vinyl fence and window profiles. Approximately $1.2 million of the 2000 capital expenditures have been allocated to AmerCable, primarily for capacity expansion and process improvements.

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

     In connection with the recapitalization of Amercord in November 1999, the Company guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco have the option to assume the loan. Ivaco Inc. ("Ivaco") has indemnified the Company for 50% of any loss under the guarantee.

     Effective October 1, 1998, the Company established an Employee Stock Purchase Plan ("ESPP"). Employees participating in the ESPP can purchase shares of Common Stock at a 15% discount to fair market value through payroll deductions of up to 25% of their eligible compensation. The Company registered 250,000 shares of Common Stock with the Securities and Exchange Commission ("SEC") in September 1998 for issuance pursuant to the ESPP. During 1999 and 1998, the Company issued 80,919 and 35,327 shares of Common Stock pursuant to ESPP, resulting in net proceeds to the Company of approximately $851,000 and $225,000, respectively.

     On October 27, 1998 the Company's Board of Directors approved a program to repurchase up to 800,000 shares of Common Stock in open market transactions depending on market, economic and other factors. At December 31, 1999, the Company had repurchased 514,000 shares of Common Stock under this program at a cost of $6.1 million.

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

YEAR 2000

     The Company began its Year 2000 program in 1997 in order to ensure all systems were Year 2000 compliant. The Company completed all modifications necessary to ensure its systems were Year 2000 compliant during the fourth quarter of 1999. To date, the Company has not experienced any Year 2000 problems with its systems or with its suppliers. The Company will continue to monitor and evaluate Year 2000 issues to determine the possible risks that may affect the Company's operations. The Company's costs to address Year 2000 issues were approximately $350,000.

EFFECTS OF INFLATION

     The Company believes that the effects of inflation on its operations have not been material during the past three years. Inflation could adversely affect the Company if inflation results in significantly higher interest rates or substantial weakness in economic conditions. Alside's principal raw material, vinyl resin, has been subject to rapid price changes. Although Alside has historically been able to pass on price increases to its customers, during 1997 Alside did not generally pass on any additional costs or savings resulting from changes in resin prices. The price of vinyl resin increased significantly during 1999. Alside implemented a price increase in late 1999 and a second price increase on January 1, 2000. Although gross profit margins on vinyl siding declined temporarily due to the time lag between vinyl resin cost increases and the selling price increases, the price increases have offset the 1999 increases in vinyl resin prices. Alside expects the price of vinyl resin to continue to increase in 2000 and has announced a price increase to its direct independent distributors effective the second quarter of 2000. No assurances can be given that Alside will be able to pass on any price increases in the future.

FINANCIAL ACCOUNTING STANDARDS

     In June 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting No. 137, "Deferral of the Effective Date of FASB Statement 133" which defers the implementation of Statement 133 for one year. The Company believes Statement No. 133 will not have a material effect on the Company's financial position, results of operations or cash flows.

CERTAIN FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers. These statements are subject to certain risks and uncertainties. Some of the factors that might cause a difference are discussed below. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.

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

     CHANGING RAW MATERIAL COSTS AND AVAILABILITY. The principal raw material used in producing Alside's vinyl products is vinyl resin, which historically has changed significantly in price. Although Alside has generally been able to pass on price increases in vinyl resin to its customers, there can be no assurance that in the future the market will respond favorably to selling price increases or that the Company will otherwise be able to absorb these cost increases without significantly affecting its margins. Additionally, a major interruption in the delivery of vinyl resin to Alside would disrupt Alside's operations and could have an adverse effect on the Company's financial condition and results of operations. Alside has contracts with a vendor to supply substantially all of its vinyl resin requirements and believes its requirements could also be met by other suppliers. Copper is the principal raw material used by AmerCable in the manufacture of its products. Historically, copper has been subject to rapid price changes. A decrease in the price of copper may also affect the Company's gross margins as AmerCable generally prices its cable products based on market prices for copper at the time of shipment. As a result, sudden decreases in copper prices can result in lower gross profit margins in future periods. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

     SUBSTANTIAL FINANCIAL LEVERAGE. The Company has substantial financial leverage. As of December 31, 1999, the Company's total indebtedness was approximately $75.0 million and its stockholders' equity was $79.3 million. The Company's high level of indebtedness presents certain risks to its security holders and could adversely affect, among other things, the ability of the Company to obtain additional financing in the future and to respond to market and general economic conditions, extraordinary capital requirements and other factors. The Company's bank credit agreement includes covenants that require the maintenance of certain financial ratios and net worth. This credit agreement also restricts the Company's ability to repurchase its Common Stock and to pay dividends. Outstanding borrowings under the bank credit agreement are secured by substantially all of the assets of the Company other than the Company's real property, equipment and its interests in Amercord. In addition, the Indenture under which the Company's 9 1/4% notes were issued contains covenants that, among other things, limits the Company's ability to incur additional indebtedness, pay dividends, make certain investments and repurchase stock or subordinated indebtedness. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report.

     WEATHER IMPACTS QUARTERLY RESULTS. Because most of Alside's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less sales revenue than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Financial Data" in this report.

     COMPETITION FROM OTHER VINYL BUILDING PRODUCT MANUFACTURERS AND ALTERNATIVE BUILDING PRODUCT MATERIALS. With the exception of Owens Corning, no other company within the vinyl residential siding market competes with Alside in both manufacturing and distribution. However, Alside does compete with other manufacturers of vinyl building products. Some of these companies are larger and have greater financial resources than the Company. The Company also competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. Additionally, the Company's products face competition from alternative materials: wood and aluminum in the window market, and wood, masonry and metal in the siding market. There can be no assurance the Company will not be adversely impacted by its competitors or alternative materials. See Item 1. -- "Business -- Alside -- Competition" in this report.

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


ITEM 7a. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company had $6.6 million in short-term investments at December 31, 1999. The short-term investments are highly liquid with original maturities of less than three months and are subject to interest-rate risk. The value of these investments would decline in the event of increases in market interest rates. The Company generally holds these investments until maturity thus avoiding the losses resulting from sudden changes in interest rates. Declines in interest rates would reduce the amount of the Company's interest income.

     The Company borrows under its revolving credit facility from time to time for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the revolving credit facility bear interest at either the prime commercial rate or LIBOR plus 1.25% at the option of the Company. Therefore, the Company is also subject to fluctuations in interest rates as a result of the terms of this credit facility. At December 31, 1999, the Company had no borrowings under its revolving credit facility.

     The Company has $75.0 million of Senior Subordinated Notes due 2008 that bear a fixed interest rate of 9 1/4%. The fair value of the Company's 9 1/4% Notes is sensitive to changes in interest rates.

     The Company has periodically entered into interest rate swap agreements in order to manage its exposure to interest rate changes. At December 31, 1999, the Company had no interest rate swaps.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At December 31, 1999 the Company had no currency hedges in place.

COMMODITY PRICE RISK

     Copper is one of the primary raw materials used by its AmerCable division. The Company from time to time uses forward contracts as a hedge against changes in copper prices for specific contracts. At December 31, 1999, no raw material forward contracts were in place. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Forward-Looking Statements -- Changing Raw Material Costs and Availability" in this report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        ASSOCIATED MATERIALS INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
     Report of Independent Auditors.....................................................................         18
     Balance Sheets as of December 31, 1999 and 1998....................................................         19
     Statements of Operations for the years ended December 31, 1999, 1998 and 1997......................         20
     Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997............         21
     Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997......................         22
     Notes to Financial Statements......................................................................         23

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Associated Materials Incorporated

We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

Dallas, Texas
February 4, 2000

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                                                     DECEMBER 31,
                                                                                               -----------------------
                                                                                                   1999         1998
                                                                                               ----------   ----------
     Current assets:
         Cash and cash equivalents....................................................         $    3,432   $   14,964
         Accounts receivable, net of allowance for doubtful accounts of $4,864
            and $4,159 at December 31, 1999 and 1998, respectively....................             52,583       45,756
         Inventories..................................................................             69,651       56,245
         Income taxes receivable......................................................                226            -
         Other current assets.........................................................              3,872        3,572
                                                                                               ----------   ----------
     Total current assets.............................................................            129,764      120,537
     Property, plant and equipment, net...............................................             71,682       61,130
     Investment in Amercord Inc.......................................................              2,393        4,961
     Other assets.....................................................................              2,457        2,691
                                                                                               ----------   ----------
     Total assets.....................................................................         $  206,296   $  189,319
                                                                                               ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable.............................................................         $   16,933   $   11,713
         Accrued liabilities..........................................................             26,953       25,417
         Income taxes payable.........................................................                  -          582
         Current portion of long-term debt............................................                  -        3,600
                                                                                               ----------   ----------
     Total current liabilities........................................................             43,886       41,312
     Deferred income taxes............................................................              2,236        2,616
     Other liabilities................................................................              5,848        6,013
     Long-term debt...................................................................             75,000       75,000
     Commitments and Contingencies
     Stockholders' equity:
         Preferred stock, $.01 par value:
             Authorized shares - 100,000 shares at December 31, 1999 and 1998
             Issued shares - 0 at December 31, 1999 and 1998..........................                  -            -
         Common stock, $.0025 par value:
             Authorized shares - 15,000,000 at December 31, 1999 and 1998 Issued shares - 7,024,666 at December 31, 1999 and 6,938,747 at
                December 31, 1998.....................................................                 17           17
         Common stock Class B, $.0025 par value:
             Authorized and issued shares - 1,550,000 at December 31, 1999 and
                December 31, 1998.....................................................                  4            4
         Less:  Treasury stock, at cost - 555,396 shares at December 31, 1999 and
             88,396 at December 31, 1998..............................................             (6,626)      (1,048)
         Capital in excess of par.....................................................             13,154       12,273
         Retained earnings............................................................             72,777       53,132
                                                                                               ----------   ----------
     Total stockholders' equity.......................................................             79,326       64,378
                                                                                               ----------   ----------
     Total liabilities and stockholders' equity.......................................         $  206,296   $  189,319
                                                                                               ==========   ==========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                             1999           1998            1997
                                                                          ----------     ----------      ----------
      Net sales ....................................................      $  452,586     $  407,933      $  397,690
      Cost of sales.................................................         314,914        283,644         283,514
                                                                          ----------     ----------      ----------
                                                                             137,672        124,289         114,176
      Selling, general and administrative...........................          96,028         88,727          81,142
      Other income, net.............................................               -          2,673               -
                                                                          ----------     ----------      ----------
      Income from operations........................................          41,644         38,235          33,034
      Interest expense..............................................           6,779          7,565           9,795
                                                                          ----------     ----------      ----------
                                                                              34,865         30,670          23,239
      Equity in loss of Amercord Inc................................           1,337          1,881             626
      Writedown of investment in Amercord Inc.......................               -          4,351               -
                                                                          ----------     ----------      ----------
      Income before income tax and extraordinary item...............          33,528         24,438          22,613
      Income tax expense............................................          13,038         11,382           9,524
                                                                          ----------     ----------      ----------
      Income before extraordinary item..............................          20,490         13,056          13,089

      Extraordinary loss from retirement of debt, net of
          income taxes..............................................               -          4,107               -
                                                                          ----------     ----------      ----------
      Net income  ..................................................      $   20,490     $    8,949      $   13,089
                                                                          ==========     ==========      ==========

      Earnings Per Common Share - Basic:

      Income before extraordinary item..............................      $     2.52     $     1.58      $     1.72

      Extraordinary loss from retirement of debt....................               -          (0.50)              -
                                                                          ----------     ----------      ----------
      Net income  ..................................................      $     2.52     $     1.08      $     1.72
                                                                          ==========     ==========      ==========

      Earnings Per Common Share - Assuming Dilution:

      Income before extraordinary item..............................      $     2.46     $     1.55      $     1.69

      Extraordinary loss from retirement of debt....................               -          (0.49)              -
                                                                          ----------     ----------      ----------
      Net income  ..................................................      $     2.46     $     1.06      $     1.69
                                                                          ==========     ==========      ==========

                             See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           CLASS  B                          CAPITAL IN                 TOTAL
                                      COMMON STOCK       COMMON STOCK      TREASURY STOCK      EXCESS     RETAINED  STOCKHOLDERS'
                                    SHARES   AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT     OF PAR     EARNINGS      EQUITY
                                    ------   ------    ------    ------    ------  -------    -------     --------  -------------
Balance at December 31, 1996....     4,894     $ 12     2,700      $  7         -  $     -    $   185     $32,042      $32,246
  Net income and total
     comprehensive income.......        -         -         -         -         -        -          -      13,089       13,089
  Cash dividends ($0.05 per
     share).....................        -         -         -         -         -        -          -        (379)        (379)
  Exercise of Common Stock
     options and related tax
     benefits...................       41         -         -         -         -        -        320           -          320
  Purchase of treasury shares...        -         -         -         -        41     (542)         -           -         (542)
                                     -----     ----     -----      ----       ---  -------    -------     -------      -------
Balance at December 31, 1997....     4,935       12     2,700         7        41     (542)       505      44,752       44,734
  Net income and total
     comprehensive income.......        -         -         -         -         -        -          -       8,949        8,949
  Cash dividends ($0.075 per
     share).....................        -         -         -         -         -        -          -        (569)        (569)
  Exercise of Common Stock
     options and related tax
     benefits...................       10         -         -         -         -        -         60           -           60
  Purchase of treasury shares...        -         -         -         -        47     (506)                               (506)
  Common Stock issued...........      809         2         -         -         -        -     11,483           -       11,485
  Common Stock issued under
     Employee Stock Purchase
     Plan.......................       35         -         -         -         -        -        225           -          225
  Conversion of Class B Common
     Stock to Common Stock......     1,150        3    (1,150)       (3)        -        -          -           -            -
                                     -----     ----     -----      ----       ---  -------    -------     -------      -------
Balance at December 31, 1998....     6,939       17     1,550         4        88   (1,048)    12,273      53,132       64,378
  Net income and total
     comprehensive income.......        -         -         -         -         -        -          -      20,490       20,490
  Cash dividends ($0.10 per
     share).....................        -         -         -         -         -        -          -        (845)        (845)
  Exercise of Common Stock
     options and related tax
     benefits...................        5         -         -         -         -        -         30           -           30
  Purchase of treasury shares...        -         -         -         -       467   (5,578)                             (5,578)
  Common Stock issued under
     Employee Stock Purchase
     Plan.......................       81         -         -         -         -        -        851           -          851
                                     -----     ----     -----      ----       ---  -------    -------     -------      -------
Balance at December 31, 1999....     7,025     $ 17     1,550      $  4       555  $(6,626)   $13,154     $72,777      $79,326
                                     =====     ====     =====      ====      ====  ========   =======     =======      =======

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------------
                                                                                 1999              1998             1997
                                                                               ---------         ---------        ---------
OPERATING ACTIVITIES
Net income............................................................         $  20,490         $   8,949        $  13,089
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization......................................             8,519             7,217            6,521
   Deferred income taxes..............................................              (380)              665               67
   Provision for losses on accounts receivable........................             2,323             3,500            3,500
   Equity in loss of Amercord Inc.....................................             1,337             1,881              626
   Writedown of investment in Amercord Inc............................                 -             4,351                -
   Loss (gain) on sale of assets......................................                51                30             (348)
   Extraordinary loss on retirement of debt, net of income taxes......                 -             4,107                -
   Other income, net..................................................                 -            (2,673)               -
   Changes in operating assets and liabilities:
      Accounts receivable.............................................            (9,150)              (59)          (5,489)
      Inventories.....................................................           (13,406)              376            1,736
      Other current assets............................................              (300)             (281)            (266)
      Bank overdrafts.................................................                 -            (4,769)             (84)
      Accounts payable................................................             5,220            (3,370)          (2,031)
      Accrued liabilities.............................................             1,536             3,415            4,988
      Income taxes receivable/payable.................................              (808)            3,726              480
      Other assets....................................................               (38)               66               96
      Other liabilities...............................................              (165)             (363)            (389)
                                                                               ---------         ---------        ---------
Net cash provided by operating activities.............................            15,229            26,768           22,496

INVESTING ACTIVITIES
Additions to property, plant and equipment............................           (18,915)          (14,261)          (8,758)
Proceeds from sale of assets..........................................                65                49              817
Proceeds from sale of Amercord interest...............................             1,231                 -                -
Investment in Amercord Inc............................................                 -              (500)               -
                                                                               ---------         ---------        ---------
Net cash used in investing activities.................................           (17,619)          (14,712)          (7,941)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt..............................                 -            75,000                -
Net proceeds from issuance of common stock............................               851            11,710                -
Net decrease in revolving line of credit..............................                 -              (564)         (12,494)
Principal payments of long-term debt..................................            (3,600)           (1,750)          (1,750)
Principal payments of 11 1/2% Senior Subordinated Notes...............                 -           (75,000)               -
Prepayment premium on early retirement of debt........................                 -            (4,899)               -
Debt issuance costs...................................................                 -            (2,509)               -
Dividends paid........................................................              (845)             (569)            (379)
Treasury stock acquired...............................................            (5,578)             (506)            (542)
Options exercised.....................................................                30                60              161
                                                                               ---------         ---------        ---------
Net cash provided by (used in) financing activities...................            (9,142)              973          (15,004)
                                                                               ---------         ---------        ---------
Net increase (decrease) in cash.......................................           (11,532)           13,029             (449)
Cash at beginning of period...........................................            14,964             1,935            2,384
                                                                               ---------         ---------        ---------
Cash at end of period.................................................         $   3,432         $  14,964        $   1,935
                                                                               =========         =========        =========
Supplemental Information:
    Cash paid for interest............................................         $   7,108         $   8,924        $  10,110
                                                                               =========         =========        =========
    Cash paid for income taxes........................................         $  14,313         $   8,259        $   9,098
                                                                               =========         =========        =========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


1.   ACCOUNTING POLICIES

     Line of Business

     Associated Materials Incorporated (the "Company") consists of two operating divisions, Alside and AmerCable. Alside is engaged principally in the manufacture and distribution of exterior residential building products to professional contractors throughout the United States. AmerCable manufactures jacketed electrical cable utilized in a variety of industrial applications. The Company also owns an interest in Amercord Inc. ("Amercord"), which was accounted for using the equity method until November 1999 when Amercord was recapitalized, reducing the Company's interest in Amercord from 50% to 9.9%. Since the recapitalization, the Company has accounted for Amercord under the cost method. Amercord manufactures and sells steel tire cord and tire bead wire used in the tire manufacturing industry.

     Accounting Changes

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement 133" which defers the implementation of Statement 133 for one year. The Company believes these statements will not have a material effect on the Company's financial position, results of operations or cash flows.


     Revenue Recognition

     Product sales are recognized at the time of shipment and when payment is reasonably certain.

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

     Derivatives

     From time to time the Company hedges its position with respect to raw material or currency fluctuations on specific contracts by entering into forward contracts or purchase options, the cost of which are realized upon the completion of the contract. No such contracts were in place at December 31, 1999.

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

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Advertising

     The Company expenses advertising costs as incurred. Advertising expense was $8.5 million, $8.7 million and $8.0 million in 1999, 1998 and 1997, respectively.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.


2.   INVESTMENT IN AMERCORD

     The Company owns an interest in Amercord, a manufacturer of steel tire cord and tire bead wire used in the tire manufacturing industry. The Company recorded equity in the losses of Amercord of $1.3 million, $1.9 million and $0.6 million in 1999, 1998 and 1997, respectively.

     During 1998, the Company announced its intention to sell its 50% interest in Amercord. The Company recorded a pretax write-down of $4,351,000 ($0.38 per share after tax) on its investment in Amercord in anticipation of a loss on the sale of Amercord.

     During the fourth quarter of 1999, Amercord was recapitalized, reducing the Company's interest in Amercord from 50% to 9.9%. As a result of the recapitalization, the Company received cash of $1.2 million (net of related expenses) and a subordinated note for $1.5 million due November 2004. In addition, the Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting.

     The Company has guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco Inc. ("Ivaco") have the option to assume the loan. Ivaco has indemnified the Company for 50% of any loss under the guarantee.

     The fair value of the $1.5 million note and the 9.9% equity ownership (taking into consideration the $2.0 million put option) at December 31, 1999 was $1.2 million and $1.1 million, respectively. These amounts are included in Investment in Amercord Inc. in the accompanying balance sheets.


3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):

                                                                              1999           1998           1997
                                                                            --------       --------       --------
   Balance at beginning of period..................................         $  4,159       $  4,423       $  3,749
     Provision for losses..........................................            2,323          3,500          3,500
     Losses sustained (net of recoveries)..........................            1,618          3,764          2,826
                                                                            --------       --------       --------
   Balance at end of period........................................         $  4,864       $  4,159       $  4,423
                                                                            ========       ========       ========

4.   INVENTORIES

     Inventories at December 31 consist of (in thousands):

                                                                                            1999           1998
                                                                                          ---------      ---------
   Raw materials...............................................................           $  20,043      $  16,422
   Work-in-progress............................................................               5,937          4,728
   Finished goods and purchased stock..........................................              43,671         35,095
                                                                                          ---------      ---------
                                                                                          $  69,651      $  56,245
                                                                                          =========      =========

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consist of (in thousands):

                                                                                            1999           1998
                                                                                          ----------     ----------
   Land.......................................................................            $   1,939      $   1,369
   Buildings..................................................................               30,472         24,221
   Construction in process....................................................                3,281          5,210
   Machinery and equipment....................................................               98,106         84,474
                                                                                          ---------      ---------
                                                                                            133,798        115,274
   Less accumulated depreciation..............................................               62,116         54,144
                                                                                          ---------      ---------
                                                                                          $  71,682      $  61,130
                                                                                          =========      =========


6.   ACCRUED LIABILITIES AND OTHER LIABILITIES

     Accrued liabilities at December 31 consist of (in thousands):

                                                                                            1999           1998
                                                                                          ---------      ---------
   Employee compensation......................................................            $  11,419      $  10,258
   Sales promotions and incentives............................................                4,635          4,293
   Employee benefits..........................................................                4,054          4,191
   Interest...................................................................                2,326          2,326
   Other......................................................................                4,519          4,349
                                                                                          ---------      ---------
                                                                                          $  26,953      $  25,417
                                                                                          =========      =========

     Other liabilities of $5,848,000 at December 31, 1999 consist primarily of accruals for retiree medical benefits related to the 1989 closure of the Company's metal plant. In 1998, the Company accrued an additional $3,278,000 for retiree medical benefits based upon an actuarial study taking into account unfavorable claims experience.

7.   REVOLVING CREDIT ARRANGEMENTS

     In May 1999, the Company amended its $50 million credit agreement with KeyBank, N.A. ("Credit Agreement") to extend the term to May 31, 2002. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. Unused letters of credit totaled $1,645,000 at December 31, 1999, primarily related to insurance. The Company's available borrowing capacity at December 31, 1999 was approximately $48,355,000. The Credit Agreement includes covenants that require the maintenance of certain financial ratios and net worth and that place restrictions on the repurchase of common stock and the payment of dividends. Outstanding borrowings under the Credit Agreement are secured by substantially all of the assets of the Company other than the Company's real property, equipment and its interest in Amercord.

     Interest is payable on borrowings under the revolving credit facility at either the prime commercial rate (8.50% at December 31, 1999) or LIBOR plus 1.25% at the option of the Company and on the unused credit facility at a rate of .25%. Letter of credit fees of 1.25% are paid at origination.

     The weighted average interest rate for borrowings under the revolving credit facility was 7.75% and 8.15% for December 31, 1999 and 1998, respectively.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.   LONG-TERM DEBT

     Long-term debt at December 31 consists of (in thousands):


                                                                                           1999              1998
                                                                                        ---------         ---------
     Taxable Variable Rate Demand Notes.........................................        $       -         $   3,600
     9 1/4% Senior Subordinated Notes due 2008..................................           75,000            75,000
                                                                                        ---------         ---------
                                                                                           75,000            78,600
     Less amounts due in one year...............................................                -             3,600
                                                                                        ---------         ---------
                                                                                        $  75,000         $  75,000
                                                                                        =========         =========

     In March 1998, the Company purchased $72,900,000 of its outstanding 11 1/2% Senior Subordinated Notes due August 15, 2003 ("11 1/2% Notes") through a tender offer and consent solicitation. As a result of this transaction, the Company incurred an extraordinary charge of $4,054,000, net of income taxes of $2,841,000, resulting from the premium paid in connection with the purchase of the 11 1/2% Notes and the write-off of debt issuance costs associated with the 11 1/2% Notes.

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

     On August 17, 1998, the Company redeemed the $2,100,000 principal amount of 11 1/2% Notes that remained outstanding after the tender offer. As a result of this transaction, the Company incurred an extraordinary charge of approximately $53,000, net of income taxes of $37,000, resulting from the premium paid in connection with the redemption.

     The fair value of the 9 1/4% Notes at December 31, 1999 was $74,190,000 based upon quoted market price.


9.   COMMITMENTS

     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are approximately $10,235,000, $7,736,000, $6,454,000, $4,745,000,
$3,134,000 and $3,432,000 for the years ending December 31, 2000, 2001, 2002,
2003, 2004 and thereafter, respectively. Lease expense was approximately $13,141,000, $12,171,000 and $10,901,000 for the years ended December 31, 1999,
1998 and 1997, respectively.


10.  INCOME TAXES

     Income tax expense for the years ended December 31 consists of (in thousands):

                                                 1999                    1998                     1997
                                        ----------------------  ----------------------   ---------------------
                                          Current    Deferred     Current     Deferred     Current    Deferred
                                        ---------   ----------  ---------    ---------   ---------    --------
   Federal income taxes..........       $  11,776   $    (364)  $   6,366    $     542   $   7,816    $     55
   State income taxes............           1,642         (16)      1,473          123       1,641          12
                                        ---------   ----------  ---------    ---------   ---------    --------
                                        $  13,418   $    (380)  $   7,839    $     665   $   9,457    $     67
                                        =========   ==========  =========    =========   =========    ========

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                                                                            1999        1998
                                                                                         ---------   ---------
    Deferred tax assets:
       Medical benefits........................................................          $   2,252   $   2,722
       Bad debt expense........................................................              1,052         474
       Pension expense.........................................................                305         869
       Inventory costs.........................................................                833         671
       Capital loss on Amercord Inc. ..........................................              3,564           -
       Other...................................................................                782       1,455
                                                                                         ---------   ---------
    Total deferred tax assets..................................................              8,788       6,191
    Deferred tax liabilities:
       Depreciation............................................................             10,507       8,627
       Other...................................................................                517         180
                                                                                         ---------   ---------
    Total deferred tax liabilities.............................................             11,024       8,807
                                                                                         ---------   ---------
    Net deferred tax liabilities...............................................          $  (2,236)  $  (2,616)
                                                                                         =========   =========


     The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                                            1999          1998          1997
                                                                           ------        ------        ------
    Statutory rate...............................................            35.0%         35.0%         35.0%
    State income tax, net of federal income tax benefit..........             3.2           5.5           4.6
    Equity in loss of Amercord...................................              -            6.0            .8
    Other........................................................             0.7           1.2           1.7
                                                                           ------        ------        ------
    Effective rate...............................................            38.9%         47.7%         42.1%
                                                                           ======        ======        ======


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

     In October 1998 the Company's Board of Directors approved a stock repurchase program. Under this program, the Company has been authorized to purchase up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors. During 1999 and 1998, the Company repurchased 467,000 and 47,000 shares of its common stock under the stock repurchase program at a cost of $5,578,000 and $506,000.


12.  EARNINGS PER SHARE

     Earnings per share for 1997 was calculated in accordance with the Securities and Exchange Commission ("Commission") Staff Accounting Bulletin, Topic 4D in anticipation of the Company's initial public offering in the first quarter of 1998. Topic 4D requires shares of common stock issued during the 12-month period prior to the initial public offering at prices below the public offering price be included in the calculation of diluted earnings per share as if they were outstanding for all periods presented.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                                1999         1998         1997
                                                                             ---------    ---------    ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Numerator:
           Numerator for basic and diluted earnings per common share--
                income before extraordinary item......................       $  20,490    $  13,056    $  13,089
    Denominator:
           Denominator for basic earnings per common share--
                weighted-average shares...............................           8,126        8,260        7,594
           Effect of dilutive securities:
                Employee stock options................................             218          143          162
                                                                             ---------    ---------    ---------
           Denominator for diluted earnings per common share--
                adjusted weighted-average shares......................           8,344        8,403        7,756
                                                                             =========    =========    =========
    Basic earnings per common share before extraordinary item.........       $    2.52    $    1.58    $    1.72
                                                                             =========    =========    =========
    Diluted earnings per common share before extraordinary item.......       $    2.46    $    1.55    $    1.69
                                                                             =========    =========    =========

     Options to purchase 40,000 and 70,000 shares of common stock with a weighted average exercise price of $16.00 and $13.14 per share were outstanding for the years ended December 31, 1999 and December 31, 1998, respectively, but were excluded from the diluted earnings per share calculation because the option exercise price was greater than the average market price of the common stock during the period.


13.  STOCK PLANS

     The Company has a stock option plan, whereby it grants stock options to certain directors, officers and key employees. The Company has authorized 800,000 shares of common stock to be issued under the plan. No options were granted under the plan in 1999. The options granted in 1997 and 1998 were granted at fair market value on the grant date and are exercisable for ten years. Options vest by either of the following methods: one-half vests upon the grant date with the remainder vesting after two years or twenty-percent vests upon the grant date with an additional twenty percent vesting each year commencing on the first anniversary of the grant date. All outstanding options granted under the stock option plan are non-statutory stock options.

     Transactions during 1997, 1998 and 1999 under this plan are summarized below:

                                                                                   SHARES              PRICE
                                                                                  --------         ----------------
    Options outstanding at December 31, 1996.........................              212,300          $2.925 to $5.00
    Exercised........................................................              (40,500)         $2.925 to $5.00
    Granted .........................................................              140,000         $12.00 to $16.00
    Expired or canceled..............................................               (4,500)              $5.00
                                                                                   -------         ----------------
    Options outstanding at December 31, 1997.........................              307,300         $2.925 to $16.00
    Exercised........................................................              (10,000)             $2.925
    Granted  ........................................................              275,000              $9.00
                                                                                   -------         ----------------
    Options outstanding at December 31, 1998.........................              572,300         $2.925 to $16.00
    Exercised........................................................               (5,000)             $2.925
                                                                                   -------         ----------------
    Options outstanding at December 31, 1999.........................              567,300         $2.925 to $16.00

     Options to purchase 407,800, 298,800 and 233,550 shares were exercisable at December 31, 1999, 1998 and 1997, respectively. The weighted average exercise price of options outstanding was $8.50, $8.45 and $7.79 at December 31, 1999, 1998 and 1997, respectively.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:


                               OPTIONS OUTSTANDING
           ---------------------------------------------------------
                                 WEIGHTED AVERAGE                                OPTIONS EXERCISABLE
                                    REMAINING                                ----------------------------
              SHARES              LIFE IN YEARS       EXERCISE PRICE           SHARES      EXERCISE PRICE
           -----------            -------------       --------------         ----------    --------------
             121,800                  3.67               $  2.925              121,800        $  2.925
              30,500                  5.41               $  5.000               30,500        $  5.000
             275,000                  8.66               $  9.000              115,500        $  9.000
             100,000                  7.17               $ 12.000              100,000        $ 12.000
              40,000                  7.42               $ 16.000               40,000        $ 16.000


     The Company adopted the disclosure provisions of SFAS No. 123 in 1996 but continues to measure stock-based compensation in accordance with APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value at date of grant for options granted during 1998 and 1997 was $7.53 and $6.09 per option, respectively. In 1997 the fair value of the options was estimated at the date of the grant using the minimum value method option pricing model assuming dividend yields of 1.0%, a weighted-average expected life of an option of 10 years and a risk-free interest rate of 7.03%. In 1998 the fair value of the options was estimated at the date of the grant using the Black Scholes option pricing model with the following weighted-average assumptions for 1998: risk free interest rate of 5.45%, dividend yield of 1.0%, volatility factor of the expected market price of the stock of 1.00, and a weighted-average expected life of the option of 10 years.

     Stock based compensation costs would have reduced net income by $475,000, $669,000 and $389,000 or $0.06, $0.08 and $0.05 per basic and diluted share in 1999, 1998 and 1997, respectively, if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 1999, 1998 and 1997 may not be representative of the pro forma effect on net income in future years.

     Effective October 1, 1998 the Company established an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase the Company's common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. The Company registered 250,000 shares of common stock for issuance under the ESPP. During 1999 and 1998, employees purchased 80,919 and 35,327 shares under the ESPP at average prices of $10.52 and $6.378 per share.


14.  BUSINESS SEGMENTS

     The Company has two reportable segments: building products and electrical cable products. The principal business activities of the building products segment are the manufacture of vinyl siding, vinyl windows and cabinets, and the wholesale distribution of these and other complementary building products principally to professional home remodeling and new construction contractors. The principal business activity of the electrical cable segment is the manufacture and sale of jacketed electrical cable.

     The Company evaluates performance and allocates resources based on operating profit, which is net sales less operating expenses.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



     Comparative financial data by reportable segment for the years ended December 31 are as follows (in thousands):


                                                                       1999              1998             1997
                                                                    ----------        ----------       ----------
    Net sales:
           Building products.................................       $  408,428        $  355,997       $  344,000
           Electrical cable products.........................           44,158            51,936           53,690
                                                                    ----------        ----------       ----------
                                                                    $  452,586        $  407,933       $  397,690
                                                                    ==========        ==========       ==========
    Operating profits (losses):
           Building products.................................       $   42,408        $   35,188       $   30,415
           Electrical cable products.........................            2,875             5,774            5,086
           Corporate expense.................................           (3,639)           (2,727)          (2,467)
                                                                    ----------        ----------       ----------
                                                                    $   41,644        $   38,235       $   33,034
                                                                    ==========        ==========       ==========
    Identifiable assets:
           Building products.................................       $  167,024        $  139,279       $  139,751
           Electrical cable products.........................           26,673            21,213           20,349
           Corporate.........................................           12,599            28,827           18,404
                                                                    ----------        ----------       ----------
                                                                    $  206,296        $  189,319       $  178,504
                                                                    ==========        ==========       ==========
    Depreciation and amortization:
           Building products.................................       $    6,900        $    5,719       $    5,029
           Electrical cable products.........................            1,347             1,181            1,096
           Corporate.........................................              272               317              396
                                                                    ----------        ----------       ----------
                                                                    $    8,519        $    7,217       $    6,521
                                                                    ==========        ==========       ==========
    Net additions to property, plant and equipment:
           Building products.................................       $   16,018        $   12,658       $    8,108
           Electrical cable products.........................            2,897             1,596              635
           Corporate.........................................                -                 7               15
                                                                    ----------        ----------       ----------
                                                                    $   18,915        $   14,261       $    8,758
                                                                    ==========        ==========       ==========


     Identifiable assets by segment are those used in the Company's operations in each segment. Corporate assets are principally the Company's cash and cash equivalents and its investment in Amercord. The Company operates principally in the United States. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.


15.  RETIREMENT PLANS

     The Company sponsors a defined benefit pension plan, The Premium Building Products Company Hourly Employees Pension Plan ("Premium Plan"), which covers approximately 250 participants. The Company froze the Alside defined benefit retirement plan ("Alside Plan") effective December 31, 1998 and replaced it with a defined contribution plan effective January 1, 1999. As a result of the plan freeze, the Company recorded a $5,951,000 curtailment gain in 1998. Accrued pension liabilities are included in accrued liabilities in the accompanying balance sheets.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


     Information regarding the Company's defined benefit plans is as follows:

                                                                   1999                                1998
                                                       -----------------------------       ----------------------------
                                                         ALSIDE            PREMIUM           ALSIDE           PREMIUM
                                                          PLAN              PLAN              PLAN              PLAN
                                                       -----------       -----------       -----------      -----------
   CHANGE IN PROJECTED BENEFIT OBLIGATION
   Projected benefit obligation at beginning of
      year.........................................    $25,818,400       $   988,298       $29,332,966      $   915,091
   Service cost....................................              0            38,144         1,477,380           37,718
   Interest cost...................................      1,845,841            68,168         2,033,577           62,459
   Plan amendments.................................              -                 -                 -                -
   Curtailment.....................................              -                 -        (6,810,534)               -
   Actuarial (gain) loss...........................       (360,718)          (91,910)          744,449          (16,665)
   Benefits paid...................................       (980,536)          (12,545)         (959,438)         (10,305)
                                                       -----------       -----------       -----------      -----------
   Projected benefit obligation at end of year.....    $26,322,987       $   990,155       $25,818,400      $   988,298
                                                       ===========       ===========       ===========      ===========
   CHANGE IN PLAN ASSETS
   Fair value of assets at beginning of year.......    $30,406,944       $   807,158       $26,680,890      $   681,713
   Actual return on plan assets....................      4,919,956           119,427         4,685,492          108,050
   Employer contributions..........................              -             4,100                 -           27,700
   Benefits paid...................................       (980,536)          (12,545)         (959,438)         (10,305)
                                                       -----------       -----------       -----------      -----------
   Fair value of assets at end of year.............     34,346,364           918,140        30,406,944          807,158

   Funded status...................................      8,023,377           (72,015)        4,588,544         (181,140)
   Unrecognized:
       Transition (asset) obligation...............              -            28,402                 -           35,503
       Prior service costs.........................              -            50,367                 -           56,609
       Cumulative net (gain) loss..................     (8,638,631)         (226,527)       (6,212,198)         (87,484)
                                                       -----------       -----------       -----------      -----------
   Accrued pension cost............................    $  (615,254)      $  (219,773)      $(1,623,654)     $  (176,512)
                                                       ===========       ===========       ===========      ===========
   KEY ASSUMPTIONS AS OF DECEMBER 31
   Discount rate...................................           7.50%             7.50%             7.00%            7.00%
   Long-term rate of return on assets..............           9.00%             9.00%             9.00%            9.00%
   Salary increases................................            N/A               N/A               N/A              N/A

   NET PERIODIC PENSION COST
   Service cost....................................    $         -       $    38,144       $ 1,477,380      $    37,718
   Interest cost...................................      1,845,841            68,168         2,033,577           62,459
   Expected return on assets.......................     (2,688,695)          (72,294)       (2,356,027)         (62,323)
   Amortization of unrecognized:...................
       Transition (asset) obligation...............              -             7,101           215,539            7,101
       Prior service costs.........................              -             6,242            25,520            6,242
       Cumulative net (gain) loss..................       (165,546)                -          (128,180)               -
                                                       -----------       -----------       -----------      -----------
   Net periodic pension cost.......................    $(1,008,400)      $    47,361       $ 1,267,809      $    51,197
                                                       ===========       ===========       ===========      ===========

     The Company sponsors two defined contribution plans (the "401(k) Plans") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plans are qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Alside 401(k) Plan covers all full-time, non-union employees of Alside and matches up to 4.0% of eligible compensation. For the year ended December 31, 1999 the Company's pre-tax contribution to the Alside 401(k) Plan was $2,100,000. The AmerCable 401(k) Plan covers all full-time employees of AmerCable and matches up to 3.5% of eligible compensation. For the years ended December 31, 1999, 1998 and 1997 the Company's pre-tax contributions to the AmerCable 401(k) Plan were $215,000, $201,000 and $175,000, respectively.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 25, 2000 ("Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

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


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is set forth under the captions "Director Compensation," "Executive Officer Compensation," "Option/SAR Grants in 1999," and "Aggregated Option/SAR Exercises in 1999 and December 31, 1999 Option/SAR Values" in the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.


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

(b)  REPORTS ON FORM 8-K

     During the quarter ended December 31, 1999, the Company filed no Current Reports on Form 8-K.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

10.3 -- Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

10.4* --  Associated Materials Incorporated Amended and Restated 1994 Stock
          Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
          1997).


10.5* --  Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and
          Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

10.6  --  Second Amended and Restated Loan and Security Agreement, dated as of
          April 2, 1996, between the Company and KeyBank (the "Credit Agreement")
          (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form
          10-Q).

10.7  --  Third amendment to Second Amended and Restated Loan and Security
          Agreement and Waiver, dated May 21, 1999 between the Company and
          KeyBank relating to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the June 30, 1999 Form 10-Q).

10.8  --  Third Amended and Restated Note, dated April 2, 1996, from the
          Company to KeyBank relating to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

10.9* --  Associated Materials Incorporated Employee Stock Purchase Plan
          (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q for the period ended September 30, 1998).

21.1 -- List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the December 31, 1998 Form 10-K).

23.1  --  Consent of Ernst & Young LLP.

24.1 -- Power of Attorney of directors and certain executive officers of the Company.

27.1  --  Financial Data Schedule.

-----------------
*Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 22, 2000.

                                ASSOCIATED MATERIALS INCORPORATED

                                By: /s/ ROBERT L. WINSPEAR
                                    ------------------------------
                                    Robert L. Winspear
                                    Chief Financial Officer,
                                    Vice President, Secretary and Treasurer

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

                DONALD L. KAUFMAN*                                                Director
--------------------------------------------
                Donald L. Kaufman

                JAMES F. LEARY*                                                   Director
--------------------------------------------
                James F. Leary

                ALAN B. LERNER*                                                   Director
--------------------------------------------
                Alan B. Lerner

                A. A. MEITZ*                                                      Director
--------------------------------------------
                A. A. Meitz


         Robert L. Winspear, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Associated Materials Incorporated on the 22 day of March, 2000, pursuant to a power of attorney executed on behalf of each of these officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

*  By:      /s/ ROBERT L. WINSPEAR
      ----------------------------------
                Robert L. Winspear
                Attorney-in-Fact

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

10.3 -- Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the 1994 Registration Statement).

10.4* -- Associated Materials Incorporated Amended and Restated 1994 Stock
         Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
         1997).


10.5* -- Letter Agreement, dated May 13, 1983, between Donald L. Kaufman and
         Company, as amended (incorporated by reference to Exhibit 10.4 to the 1994 Registration Statement).

10.6  -- Second Amended and Restated Loan and Security Agreement, dated as of
         April 2, 1996, between the Company and KeyBank (the "Credit Agreement")
         (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form
         10-Q).

10.7  -- Third Amendment to Second Amended and Restated Note and Security
         Agreement and Waiver, dated May 21, 1999 between the Company and
         KeyBank relating to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the June 30, 1999 Form 10-Q).

10.8  -- Third Amended and Restated Note, dated April 2, 1996, from the
         Company to KeyBank relating to the Credit Agreement (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

10.9* -- Associated Materials Incorporated Employee Stock Purchase Plan
         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 1998).

21.1 -- List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the December 31, 1998 Form 10-K).

23.1  -- Consent of Ernst & Young LLP.

24.1 -- Power of Attorney of directors and certain executive officers of the Company.

27.1  -- Financial Data Schedule.

-----------------
*Constitutes a compensatory plan or arrangement.