Form 10-Q
period 2000-03-31
ASSOCIATED MATERIALS INC
filed 2000-05-03
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

           For the quarterly period ended   March 31, 2000
                                          --------------------------------------

                                       or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ------------  ------------------------

                        Commission file number:  0-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                                                               75-1872487
--------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation of Organization)                  (I.R.S. Employer Identification No.)


     2200 Ross Avenue, Suite 4100 East, Dallas, Texas                                          75201
--------------------------------------------------------------------------------------------------------------------
         (Address of Principal Executive Offices)                                            (Zip Code)


Registrant's Telephone Number, Including Area Code         (214) 220-4600
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


      Shares of Common Stock, $.0025 par value outstanding at May 2, 2000:
                                   6,475,755
  Shares of Class B Common Stock, $.0025 par value outstanding at May 2, 2000:
                                   1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets................................................................................             1
          March 31, 2000 (Unaudited) and December 31, 1999

      Statements of Operations (Unaudited)..........................................................             2
          Quarter ended March 31, 2000 and 1999

      Statements of Cash Flows (Unaudited)..........................................................             3
          Quarter ended March 31, 2000 and 1999

      Notes to Financial Statements (Unaudited).....................................................             4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.............................................................             6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................             8


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................             9


SIGNATURES..........................................................................................            10

Part I. Financial Information
Item 1. Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                 ------------      ------------
                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............................     $      2,311      $      3,432
   Accounts receivable, net ................................           53,863            52,583
   Inventories .............................................           77,656            69,651
   Income taxes receivable .................................               --               226
   Other current assets ....................................            5,348             3,872
                                                                 ------------      ------------
Total current assets .......................................          139,178           129,764
Property, plant and equipment, net .........................           73,139            71,682
Investment in Amercord Inc. ................................            2,393             2,393
Other assets ...............................................            2,420             2,457
                                                                 ------------      ------------
Total assets ...............................................     $    217,130      $    206,296
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdrafts .........................................     $      5,592      $         --
   Accounts payable ........................................           24,337            16,933
   Accrued liabilities .....................................           15,775            26,953
   Revolving line of credit ................................            7,671                --
   Income taxes payable ....................................              606                --
                                                                 ------------      ------------
Total current liabilities ..................................           53,981            43,886
Deferred income taxes ......................................            2,269             2,236
Other liabilities ..........................................            5,764             5,848
Long-term debt .............................................           75,000            75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at March 31, 2000 and
         December 31, 1999
      Issued shares - 0 at March 31, 2000 and
         December 31, 1999 .................................               --                --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 7,024,666 at March 31, 2000
            and at December 31, 1999 .......................               17                17
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 1,550,000 at
            March 31, 2000 and December 31, 1999 ...........                4                 4
      Less:  Treasury stock, at cost - 555,396 shares at
         March 31, 2000 and at December 31, 1999 ...........           (6,626)           (6,626)
      Capital in excess of par .............................           13,154            13,154
      Retained earnings ....................................           73,567            72,777
                                                                 ------------      ------------
      Total stockholders' equity ...........................           80,116            79,326
                                                                 ------------      ------------
Total liabilities and stockholders' equity .................     $    217,130      $    206,296
                                                                 ============      ============

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                             Quarter Ended
                                                               March 31,
                                                       -------------------------
                                                         2000           1999
                                                       ----------     ----------

Net sales ........................................     $  102,506     $   84,597
Cost of sales ....................................         73,913         59,442
                                                       ----------     ----------
                                                           28,593         25,155
Selling, general and administrative expense ......         24,283         21,895
                                                       ----------     ----------
Income from operations ...........................          4,310          3,260
Interest expense .................................          1,724          1,679
                                                       ----------     ----------
                                                            2,586          1,581
Equity in loss of Amercord Inc. ..................             --           (228)
                                                       ----------     ----------
Income before income taxes .......................          2,586          1,353
Income tax expense ...............................            995            553
                                                       ----------     ----------
Net income .......................................     $    1,591     $      800
                                                       ==========     ==========



Earnings Per Common Share - Basic:

Net income per common share ......................     $     0.20     $     0.10
                                                       ==========     ==========

Earnings Per Common Share - Assuming Dilution:

Net income per common share ......................     $     0.19     $     0.09
                                                       ==========     ==========

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                       Quarter Ended
                                                                         March 31,
                                                                 --------------------------
                                                                   2000            1999
                                                                 ----------      ----------
OPERATING ACTIVITIES
Net income .................................................     $    1,591      $      800
Adjustments to reconcile net income to net cash used by
   operating activities:
      Depreciation and amortization ........................          2,370           1,999
      Deferred income taxes ................................             33             319
      Equity in loss of Amercord Inc. ......................             --             228
      Loss on sale of assets ...............................              5              --
      Changes in operating assets and liabilities:
         Accounts receivable, net ..........................         (1,280)         (1,048)
         Inventories .......................................         (8,005)         (3,154)
         Income taxes receivable/payable ...................            832            (282)
         Bank overdrafts ...................................          5,592           2,393
         Accounts payable and accrued liabilities ..........         (3,774)         (2,153)
         Other assets and liabilities ......................         (1,592)           (501)
                                                                 ----------      ----------
Net cash used by operating activities ......................         (4,228)         (1,399)

INVESTING ACTIVITIES
Proceeds from sale of assets ...............................             31              15
Additions to property, plant and equipment .................         (3,794)         (7,997)
                                                                 ----------      ----------
Net cash used by investing activities ......................         (3,763)         (7,982)

FINANCING ACTIVITIES
Net increase in revolving line of credit ...................          7,671              --
Principal payments on long-term debt .......................             --            (450)
Dividends paid .............................................           (801)           (845)
Treasury stock acquired ....................................             --          (2,459)
Options exercised ..........................................             --              30
                                                                 ----------      ----------
Net cash provided by (used by) financing activities ........          6,870          (3,724)

Net decrease in cash .......................................         (1,121)        (13,105)
Cash at beginning of period ................................          3,432          14,964
                                                                 ----------      ----------
Cash at end of period ......................................     $    2,311      $    1,859
                                                                 ==========      ==========

Supplemental information:
Cash paid for interest .....................................     $    3,545      $    3,544
                                                                 ==========      ==========
Net cash paid for income taxes .............................     $      580      $    1,116
                                                                 ==========      ==========

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter ended March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                         March 31,      December 31,
                                                           2000             1999
                                                       ------------     ------------

Raw materials ....................................     $     21,726     $     20,043
Work in process ..................................            6,803            5,937
Finished goods and purchased stock ...............           49,127           43,671
                                                       ------------     ------------
                                                       $     77,656     $     69,651
                                                       ============     ============


NOTE 3 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to 800,000 shares of common stock in open market transactions. The Company did not purchase any shares of its common stock during the first quarter of 2000.

NOTE 4 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Quarter Ended
                                                                         March 31,
                                                                 -------------------------
                                                                   2000           1999
                                                                 ----------     ----------
Numerator:
   Numerator for basic and diluted earnings per common
      Share - earnings .....................................     $    1,591     $      800

Denominator:
   Denominator for basic earnings per common share -
      Weighted-average shares ..............................          8,019          8,340
   Effect of dilutive securities:
      Employee stock options ...............................            219            152
                                                                 ----------     ----------
   Denominator for diluted earnings per common share -
      Adjusted weighted-average shares .....................          8,238          8,492

Basic earnings per common share ............................     $     0.20     $     0.10
                                                                 ==========     ==========
Diluted earnings per common share ..........................     $     0.19     $     0.09
                                                                 ==========     ==========


Options to purchase 90,000 and 140,000 shares of common stock were excluded from the calculation of weighted average shares outstanding for the quarter ended March 31, 2000 and March 31, 1999, respectively, because the average exercise price of these shares was higher than the average market price of the common stock during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:


                                                                 Quarter Ended March 31,
                                             -----------------------------------------------------------------
                                                          2000                              1999
                                             ------------------------------     ------------------------------
                                                             Percentage of                      Percentage of
                                                Amount      Total Net Sales        Amount      Total Net Sales
                                             ------------   ---------------     ------------   ---------------
Total Company:
   Net sales - Alside ..................     $     86,636             84.5%     $     74,109             87.6%
   Net sales - AmerCable ...............           15,870             15.5            10,488             12.4
                                             ------------     ------------      ------------     ------------
      Total net sales ..................          102,506            100.0            84,597            100.0
   Gross profit ........................           28,593             27.9            25,155             29.7
   Selling, general and
      administrative expense (1) .......           24,283             23.7            21,895             25.9
                                             ------------     ------------      ------------     ------------
   Income from operations ..............     $      4,310              4.2%     $      3,260              3.8%
                                             ============     ============      ============     ============

Alside:
   Net sales ...........................     $     86,636            100.0%     $     74,109            100.0%
   Gross profit ........................           25,498             29.4            23,155             31.2
   Selling, general and
      administrative expense ...........           21,749             25.1            19,815             26.7
                                             ------------     ------------      ------------     ------------
   Income from operations ..............     $      3,749              4.3%     $      3,340              4.5%
                                             ============     ============      ============     ============

AmerCable:
   Net sales ...........................     $     15,870            100.0%     $     10,488            100.0%
   Gross profit ........................            3,095             19.5             2,000             19.1
   Selling, general and
      administrative expense ...........            1,571              9.9             1,194             11.4
                                             ------------     ------------      ------------     ------------
   Income from operations ..............     $      1,524              9.6%     $        806              7.7%
                                             ============     ============      ============     ============


(1) Consolidated selling, general and administrative expenses include corporate expenses of $963,000 and $886,000 for the quarter ended March 31, 2000 and 1999, respectively.


Overview

         Strong performances by the Company's Alside and AmerCable divisions resulted in the best first quarter results in the Company's history. The Company's net sales increased 21.2% to $102.5 million for the quarter ended March 31, 2000 as compared to $84.6 million for the same period in 1999, while income from operations increased 32.2% to $4.3 million as compared to the 1999 period.

         The Company's net income was $1.6 million, or $0.19 per share, for the first quarter of 2000 as compared to $800,000, or $.09 per share, for the same period in 1999 due to higher income from operations and the reduction of nonoperating losses from Amercord, which is now accounted for using the cost method.

         The Company's results of operations are primarily affected by its Alside division, which accounted for more than 86% of the Company's annual net sales in each of the last three years. Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year. As a result, the Company has historically had losses or small profits in the first quarter and reduced profits in the fourth quarter of each calendar year due to the significant impact of Alside on the Company's performance.

         ALSIDE. Alside's net sales increased 16.9% to $86.6 million for the quarter ended March 31, 2000 as compared to $74.1 million for the same period in 1999 due primarily to a higher sales volume of vinyl siding and higher selling prices implemented to offset higher vinyl resin costs. Higher sales volume of vinyl fence and cabinets also contributed to strong sales in the first quarter. Gross profit as a percentage of sales decreased to 29.4% for the 2000 period as compared to 31.2% for the same period in 1999 due to higher vinyl resin and transportation costs as well as higher operational costs at the Freeport, Texas vinyl siding facility due to seasonal inefficiencies. Selling, general and administrative expense increased $1.9 million to $21.7 million primarily due to higher personnel costs. Included in selling, general and administrative expense is an $850,000 gain recorded by Alside upon the demutualization of one of its insurance providers. Income from operations increased 12.2% to $3.7 million for the 2000 period as compared to $3.3 million for the same period in 1999.

         AMERCABLE. Net sales increased 51.3% to $15.9 million for the quarter ended March 31, 2000 as compared to $10.5 million for the same period in 1999 primarily due to higher sales volume of industrial cable products. Gross profit as a percentage of sales increased to 19.5% for the 2000 period as compared to 19.1% for the same period in 1999 due to improved fixed cost absorption resulting from higher production volume which was partially offset by a less favorable product mix. Selling, general and administrative expense decreased as a percentage of sales but increased $377,000 to $1.6 million due to higher personnel costs. Income from operations increased $718,000 or 89% to $1.5 million for the period ended March 31, 2000 as compared to $806,000 for the same period in 1999.

         OTHER. Net interest expense increased $45,000 or 2.7% for the first quarter of 2000 compared with the same period in 1999 due to an increase in the Company's average short-term borrowings and a decrease in investment interest income. The Company recorded interest income of $97,000 for the quarter ended March 31, 2000. In the fourth quarter of 1999, Amercord was recapitalized. In this transaction, the Company reduced its ownership in Amercord from 50.0% to 9.9%. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded a loss of $228,000 on its equity in the losses of Amercord during the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

        Borrowings under the Company's existing credit facility were $7.7 million at March 31, 2000, excluding outstanding letters of credit totaling $1.6 million securing various insurance letters of credit. At March 31, 2000 the Company had an available borrowing capacity of approximately $40.7 million.

        Net cash used by operations was $4.2 million in the quarter ended March 31, 2000 compared with $1.4 million in the same period in 1999. The increase in cash used by operations for the 2000 period was due primarily to higher inventory levels. Inventory levels increased at Alside due to higher sales, an increase in the number of Supply Centers and the addition of the new Freeport vinyl siding plant. AmerCable's inventory balances increased due to higher sales.

        Capital expenditures totaled $3.8 million for the quarter ended March 31, 2000, compared with $8.0 million during the same period in 1999. Expenditures in the 2000 period were used primarily to increase extrusion capacity at Alside and increase capacity and processing efficiencies at AmerCable.

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


CERTAIN FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the first quarter of 2000. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             4.1 - Assumption Agreement, effective as of February 16, 2000, by
                   PCG Finance Company II, LLC.

            10.1 - Agreement, dated as of December 18, 1999, between Michael
                   Caporale, Jr. and the Company.

              27 - Financial Data Schedule.

         (b) Reports on Form 8-K

             During the quarter ended March 31, 2000, Associated Materials Incorporated filed no Current Reports on Form 8-K.

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




                               ASSOCIATED MATERIALS INCORPORATED
                               ---------------------------------
                                         (Registrant)




Date: May 2, 2000              By: /s/ Robert L. Winspear
                                   --------------------------------------------
                                   Robert L. Winspear
                                   Vice President and Chief Financial Officer


Date: May 2, 2000                  /s/ Robert L. Winspear
                                   --------------------------------------------
                                   Robert L. Winspear
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
Number                                   Description
-------                                  -----------

          4.1     Assumption Agreement, effective February 16, 2000, by PCG
                  Finance Company II, LLC.

         10.1     Agreement, dated as of December 18, 1999, between Michael
                  Caporale, Jr. and the Company.

           27     Financial Data Schedule.