Form 10-Q
period 2000-06-30
ASSOCIATED MATERIALS INC
filed 2000-08-11
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                    F0RM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2000
                                       ----------------------------------------

                                       or


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    ----------------

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


         Indicate by check Y whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  Y         No
    ---


              Shares of Common Stock, $.0025 par value outstanding
                          at August 10, 2000: 6,508,965

          Shares of Class B Common Stock, $.0025 par value outstanding at August 10, 2000: 1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000



                                                                                Page No.
                                                                                -------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
      Balance Sheets............................................................   1
          June 30, 2000 (Unaudited) and December 31, 1999

      Statements of Operations (Unaudited)......................................   2
          Quarter and six months ended June 30, 2000 and 1999

      Statements of Cash Flows (Unaudited)......................................   3
          Six months ended June 30, 2000 and 1999

      Notes to Financial Statements (Unaudited).................................   4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.........................................   6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........  10


PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders..................  11

  Item 6.  Exhibits and Reports on Form 8-K.....................................  11


SIGNATURES......................................................................  12

Part I.   Financial Information
Item 1.   Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                June 30,   December 31,
                                                                 2000         1999
                                                              -----------  ------------
                                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $  18,656    $   3,432
   Accounts receivable, net ................................      58,235       52,583
   Inventories .............................................      80,358       69,651
   Income taxes receivable .................................          --          226
   Other current assets ....................................       5,039        3,872
                                                               ---------    ---------
Total current assets .......................................     162,288      129,764
Property, plant and equipment, net .........................      68,316       71,682
Investment in Amercord Inc. ................................       2,393        2,393
Other assets ...............................................       2,318        2,457
                                                               ---------    ---------
Total assets ...............................................   $ 235,315    $ 206,296
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................   $  30,043    $  16,933
   Accrued liabilities .....................................      21,719       26,953
   Income taxes payable ....................................       4,993           --
                                                               ---------    ---------
Total current liabilities ..................................      56,755       43,886
Deferred income taxes ......................................       5,329        2,236
Other liabilities ..........................................       5,699        5,848
Long-term debt .............................................      75,000       75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at June 30, 2000 and
         December 31, 1999
      Issued shares - 0 at June 30, 2000 and
         December 31, 1999 .................................          --           --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 7,064,361 at June 30, 2000
            and 7,024,666 at December 31, 1999 .............          17           17
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 1,550,000 at
            June 30, 2000 and December 31, 1999 ............           4            4
      Less:  Treasury stock, at cost - 555,396 shares at
         June 30, 2000 and December 31, 1999 ...............      (6,626)      (6,626)
      Capital in excess of par .............................      13,676       13,154
      Retained earnings ....................................      85,461       72,777
                                                               ---------    ---------
      Total stockholders' equity ...........................      92,532       79,326
                                                               ---------    ---------

Total liabilities and stockholders' equity .................   $ 235,315    $ 206,296
                                                               =========    =========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                        Quarter Ended            Six Months Ended
                                                           June 30,                  June 30,
                                                     ---------------------    ---------------------
                                                       2000         1999        2000        1999
                                                     ---------   ---------    ---------   ---------
Net sales ........................................   $ 133,374   $ 118,908    $ 235,880   $ 203,505
Cost of sales ....................................      93,641      80,075      167,554     139,517
                                                     ---------   ---------    ---------   ---------
                                                        39,733      38,833       68,326      63,988
Selling, general and administrative expense ......      27,018      24,246       51,301      46,141
                                                     ---------   ---------    ---------   ---------
Income from operations ...........................      12,715      14,587       17,025      17,847
Interest expense .................................       1,724       1,760        3,448       3,439
                                                     ---------   ---------    ---------   ---------
                                                        10,991      12,827       13,577      14,408
Equity in loss of Amercord Inc. ..................          --        (317)          --        (545)
Gain on sale of UltraCraft .......................       8,348          --        8,348          --
                                                     ---------   ---------    ---------   ---------
Income before income taxes .......................      19,339      12,510       21,925      13,863
Income tax expense ...............................       7,445       4,914        8,440       5,467
                                                     ---------   ---------    ---------   ---------
Net income .......................................   $  11,894   $   7,596    $  13,485   $   8,396
                                                     =========   =========    =========   =========

Earnings Per Common Share - Basic:

Net income per common share ......................   $    1.48   $    0.94    $    1.68   $    1.02
                                                     =========   =========    =========   =========

Earnings Per Common Share - Assuming Dilution:

Net income per common share ......................   $    1.43   $    0.91    $    1.63   $    1.00
                                                     =========   =========    =========   =========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                      Six Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------    --------
OPERATING ACTIVITIES
Net income ......................................................   $ 13,485    $  8,396
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization .............................      4,745       4,019
      Deferred income taxes .....................................      3,093         924
      Loss in earnings of Amercord Inc. .........................         --         545
      Loss on sale of assets ....................................          3          --
      Gain on sale of UltraCraft ................................     (8,348)         --
      Changes in operating assets and liabilities:
         Accounts receivable, net ...............................     (9,155)    (10,504)
         Inventories ............................................    (12,885)     (9,882)
         Income taxes receivable/payable ........................      5,219       3,418
         Accounts payable and accrued liabilities ...............      8,591      11,620
         Other assets and liabilities ...........................     (1,625)       (546)
                                                                    --------    --------
Net cash provided by operating activities .......................      3,123       7,990

INVESTING ACTIVITIES
Proceeds from sale of assets ....................................         48          21
Proceeds from sale of UltraCraft ................................     19,220          --
Additions to property, plant and equipment ......................     (6,888)    (13,375)
                                                                    --------    --------
Net cash provided by (used by) investing activities .............     12,380     (13,354)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ......................        488         431
Principal payments of long-term debt ............................         --      (3,600)
Dividends paid ..................................................       (801)       (845)
Treasury stock acquired .........................................         --      (3,927)
Options exercised ...............................................         34          30
                                                                    --------    --------
Net cash used by financing activities ...........................       (279)     (7,911)
Net increase (decrease) in cash .................................     15,224     (13,275)
Cash at beginning of period .....................................      3,432      14,964
                                                                    --------    --------
Cash at end of period ...........................................   $ 18,656    $  1,689
                                                                    ========    ========

Supplemental information:
Cash paid for interest ..........................................   $  3,647    $  3,439
                                                                    ========    ========
Cash paid for income taxes ......................................   $    848    $  2,420
                                                                    ========    ========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and six months ended June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):


                                           June 30,    December 31,
                                            2000          1999
                                           -------     ------------
Raw materials ..........................   $21,696       $20,043
Work in process ........................     5,886         5,937
Finished goods and purchased stock .....    52,776        43,671
                                           -------       -------
                                           $80,358       $69,651
                                           =======       ========

NOTE 3 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to 800,000 shares of common stock in open market transactions. The Company did not purchase any shares of its common stock during the six months ended June 30, 2000.

NOTE 4 - ULTRACRAFT SALE

The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $19.2 million after working capital adjustment and transaction costs. The Company recorded a pre-tax gain on the sale of $8.3 million. UltraCraft represented approximately 5.7% of the Company's net sales for 1999.

Under the terms of the indenture pursuant to which the Company issued its 9 1/4% subordinated notes, the Company is obligated to make an offer to repurchase these notes using the after tax net proceeds from the UltraCraft sale, to the extent the Company does not use these net proceeds within one year of the sale to repay senior indebtedness or to acquire assets used in, or other businesses similar to, the business currently conducted by the Company.

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                       Quarter Ended     Six Months Ended
                                                          June 30,           June 30,
                                                     -----------------   -----------------
                                                       2000      1999      2000      1999
                                                     -------   -------   -------   -------
Numerator:
   Numerator for basic and diluted earnings per
      common share ...............................   $11,894   $ 7,596   $13,485   $ 8,396
Denominator:
   Denominator for basic earnings per common -
      share  weighted-average shares .............     8,021     8,097     8,020     8,218
   Effect of dilutive securities:
      Employee stock options .....................       286       211       251       179
                                                     -------   -------   -------   -------
   Denominator for diluted earnings per common
      share - adjusted weighted-average shares ...     8,307     8,308     8,271     8,397


Basic earnings per common share ..................   $  1.48   $  0.94   $  1.68   $  1.02
                                                     =======   =======   =======   =======

Diluted earnings per common share ................   $  1.43   $  0.91   $  1.63   $  1.00
                                                     =======   =======   =======   =======

Options to purchase 40,000 shares of common stock were excluded from the calculation of weighted average shares outstanding for the quarter and six months ended June 30, 2000 and June 30, 1999 because the average exercise price of these shares was higher than the average market price of the common stock during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:



                                                               Quarter Ended June 30,
                                          -------------------------------------------------------------------
                                                   2000                                   1999
                                          -----------------------------      --------------------------------
                                                         Percentage of                         Percentage of
                                           Amount       Total Net Sales        Amount         Total Net Sales
                                          --------      ---------------      ------------     ---------------
Total Company:
   Net sales - Alside ..........          $118,531              88.9%          $109,155              91.8%
   Net sales - AmerCable .......            14,843              11.1              9,753               8.2
                                          --------          --------           --------          --------
      Total net sales ..........           133,374             100.0            118,908             100.0
   Gross profit ................            39,733              29.8             38,833              32.7
   Selling, general and
      administrative expense (1)            27,018              20.3             24,246              20.4
                                          --------          --------           --------          --------
   Income from operations ......          $ 12,715               9.5%          $ 14,587              12.3%
                                          ========          ========           ========          ========

Alside:
   Net sales ...................          $118,531             100.0%          $109,155             100.0%
   Gross profit ................            37,045              31.3             37,647              34.5
   Selling, general and
      administrative expense ...            24,424              20.6             22,306              20.4
                                          --------          --------           --------          --------
   Income from operations ......          $ 12,621              10.7%          $ 15,341              14.1%
                                          ========          ========           ========          ========

AmerCable:
   Net sales ...................          $ 14,843             100.0%          $  9,753             100.0%
   Gross profit ................             2,688              18.1              1,186              12.2
   Selling, general and
      administrative expense ...             1,512              10.2                998              10.2
                                          --------          --------           --------          --------
   Income from operations ......          $  1,176               7.9%          $    188               2.0%
                                          ========          ========           ========          ========

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,082,000 and $942,000 for the quarters ended June 30, 2000 and 1999, respectively.

Overview

         The Company's net sales increased $14.5 million to $133.4 million for the second quarter of 2000 as compared to the 1999 period due to higher sales at the Company's Alside and AmerCable divisions. Income from operations decreased 12.8% to $12.7 million for the second quarter of 2000 due to lower gross profits and higher selling, general and administrative expense at its Alside division. The Company's net income increased to $11.9 million or $1.43 per share for the second quarter of 2000 as compared to $7.6 million or $0.91 per share for the same period in 1999 due to the sale of the Company's UltraCraft operation, a manufacturer of semi-custom frameless cabinets, which resulted in a pre-tax gain of $8.3 million. The Company's second quarter 2000 net income and earnings per share were $6.8 million and $0.81, respectively, exclusive of the UltraCraft sale.

         ALSIDE. Alside's net sales increased $9.4 million to $118.5 million for the quarter ended June 30, 2000 as compared to $109.2 million for the same period in 1999 due primarily to higher selling prices as price increases were implemented to offset higher vinyl resin prices. Unit sales of vinyl siding and vinyl windows increased 1.5% and 3.7%, respectively for the second quarter of 2000 as compared to the 1999 period. Gross profit as a percentage of sales decreased to 31.3% as compared to 34.5% for the 1999 period due to higher vinyl resin prices and lower fixed cost absorption resulting from lower than anticipated production volume. Selling, general and administrative expense increased 9.5% to $24.4 million for the second quarter of 2000. This increase was due in large part to the expansion of Alside's Supply Center network from 70 to 78 during 2000. Income from operations decreased $2.7 million to $12.6 million for the 2000 period as compared to $15.3 million for the same period in 1999.

         AMERCABLE. AmerCable's net sales increased 52.2% to $14.8 million for the second quarter of 2000 as compared with $9.8 million for the same period in 1999 due primarily to higher sales volume of industrial and mining cable products. Gross profit as a percentage of sales increased to 18.1% for the 2000 period as compared to 12.2% for the 1999 period due to increased sales volume and improved fixed cost absorption due to higher production volume. Selling, general and administrative expenses remained constant as a percentage of net sales but increased to $1.5 million for the second quarter of 2000 as compared to $1.0 million for the same period in 1999 due to higher personnel costs including higher incentive compensation. Income from operations increased $1.0 million to $1.2 million for the quarter ended June 30, 2000 as compared to $188,000 for the same period in 1999.

         OTHER. Net interest expense decreased $36,000 or 2.0% for the second quarter of 2000 compared with the same period in 1999 due primarily to an increase in the Company's interest income. The Company recorded interest income of $102,000 for the quarter ended June 30, 2000. In the fourth quarter of 1999, Amercord was recapitalized. In this transaction, the Company reduced its ownership in Amercord from 50.0% to 9.9%. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded a loss of $317,000 on its equity in the losses of Amercord during the second quarter of 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.



                                                                      Six Months Ended June 30,
                                                  -------------------------------------------------------------------
                                                          2000                                   1999
                                                  --------------------------------     ------------------------------
                                                                   Percentage of                       Percentage of
                                                   Amount         Total Net Sales       Amount        Total Net Sales
                                                  --------        ---------------      --------       ---------------
Total Company:
   Net sales - Alside ..................          $205,167              87.0%          $183,264              90.1%
   Net sales - AmerCable ...............            30,713              13.0             20,241               9.9
                                                  --------          --------           --------          --------
      Total net sales ..................           235,880             100.0            203,505             100.0
   Gross profit ........................            68,326              29.0             63,988              31.4
   Selling, general and
      administrative expense (1) .......            51,301              21.8             46,141              22.7
                                                  --------          --------           --------          --------
   Income from operations ..............          $ 17,025               7.2%          $ 17,847               8.7%
                                                  ========          ========           ========          ========

Alside:
   Net sales ...........................          $205,167             100.0%          $183,264             100.0%
   Gross profit ........................            62,543              30.5             60,802              33.2
   Selling, general and
      administrative expense ...........            46,173              22.5             42,121              23.0
                                                  --------          --------           --------          --------
   Income from operations ..............          $ 16,370               8.0%          $ 18,681              10.2%
                                                  ========          ========           ========          ========

AmerCable:
   Net sales ...........................          $ 30,713             100.0%          $ 20,241             100.0%
   Gross profit ........................             5,783              18.8              3,186              15.7
   Selling, general and
      administrative expense ...........             3,083              10.0              2,192              10.8
                                                  --------          --------           --------          --------
   Income from operations ..............          $  2,700               8.8%          $    994               4.9%
                                                  ========          ========           ========          ========


(1) Consolidated selling, general and administrative expenses include corporate expenses of $2,045,000 and $1,828,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

Overview

         The Company's net sales increased 15.9% or $32.4 million to $235.9 million for the six months ended June 30, 2000 as compared to $203.5 million for the same period in 1999 due to higher selling prices and higher sales volume at the Company's Alside division and higher sales volume at its AmerCable division. Income from operations decreased 4.6% to $17.0 million for the six months ended June 30, 2000 due to lower profits at its Alside division, which were partially offset by higher profits at AmerCable. The Company's net income increased to $13.5 million or $1.63 per share for the six months ended June 30, 2000 as compared to $8.4 million or $1.00 per share for the same period in 1999 due to the sale of the Company's UltraCraft operation, which resulted in a pre-tax gain of $8.3 million. Exclusive of the UltraCraft sale, net income and earnings per share were $8.3 million and $1.01, respectively for the six months ended June 30, 2000.

         ALSIDE. Alside's net sales increased 12.0% to $205.2 million for the six months ended June 30, 2000 as compared to $183.3 million for the same period in 1999 due primarily to higher sales volume and higher selling prices for vinyl products as higher vinyl resin costs were passed through as higher selling prices. Gross profit as a percentage of net sales decreased to 30.5% for the six months ended June 30, 2000 as compared to 33.2% for the same period in 1999 due to lower than anticipated production volume and Alside's inability to recover any incremental margin on the selling price increases that resulted due to higher vinyl resin prices. Selling, general and administrative expense increased to $46.2 million for the six months ended June 30, 2000, but decreased as a percentage of sales. The higher selling, general and administrative costs were due primarily to an increase in the number of Supply Centers and higher personnel costs. Income from operations decreased to $16.4 million for the six months ended June 30, 2000 as compared to $18.7 million for the same period in 1999 due primarily to the factors discussed above.

         AMERCABLE. AmerCable's net sales increased 51.7% to $30.7 million for the six months ended June 30, 2000 as compared to $20.2 million in the 1999 period due primarily to increased sales volume of industrial and mining cables. Gross profit as a percentage of sales increased to 18.8% for the six months ended June 30, 2000 as compared to 15.7% for the same period in 1999 as higher production volume resulted in improved fixed cost absorption. Selling, general and administrative expenses increased to $3.1 million due primarily to higher personnel costs, including incentive compensation. Income from operations increased $1.7 million to $2.7 million for the six months ended 2000 as compared to $1.0 million for the same period in 1999.

         OTHER. Net interest expense remained constant at $3.4 million for the six months ended June 30, 2000 and 1999 as increased interest income in the second quarter of 2000 was offset by higher interest expense during the first quarter of 2000 due to higher short-term borrowings. The Company recorded interest income of $199,000 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000 the Company had cash and cash equivalents of $18.7 million and available borrowing capacity of approximately $48.2 million under its existing credit facility. Outstanding letters of credit totaled $1.8 million securing various insurance letters of credit.

         Net cash provided by operations was $3.1 million in the six months ended June 30, 2000 compared with $8.0 million in the same period in 1999. The decrease in cash provided by operations for the 2000 period was due primarily to lower operating profits and higher inventory levels resulting from the opening of additional Supply Centers, the Freeport vinyl manufacturing facility and higher inventory costs attributable to higher vinyl resin costs.

         Capital expenditures totaled $6.9 million for the six months ended June 30, 2000 compared with $13.4 million during the same period in 1999. Expenditures in the 2000 period were used primarily to increase extrusion capacity for window profiles, fencing and siding products, improve window manufacturing efficiency and upgrade window information systems at Alside. Expenditures at AmerCable were used primarily to expand capacity and improve processing efficiencies. Capital expenditures for the six months ended June 30, 1999 included $8.2 million for the construction of a new vinyl siding manufacturing plant located in Freeport, Texas.

         The Company has guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco have the option to assume the loan. Ivaco has indemnified the Company for 50% of any loss under the guarantee.

         Under the terms of the indenture pursuant to which the Company issued its 9 1/4% subordinated notes, the Company is obligated to make an offer to repurchase these notes using the after tax net proceeds from the UltraCraft sale, to the extent the Company does not use these net proceeds within one year of the sale to repay senior indebtedness or to acquire assets used in, or other businesses similar to, the business currently conducted by the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the quarter or six months ended June 30, 2000. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.   Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2000 Annual Meeting of Stockholders of the Company was held on May 25, 2000. The following nominees for director were elected to serve as directors until the 2003 Annual Meeting of Stockholders:


                                 For                Against
                               ---------            -------
William W. Winspear            5,951,001            214,822
Donald L. Kaufman              5,951,751            214,072
Alan B. Lerner                 6,112,373             53,450


         The following directors continue in office as directors after the 2000 Annual Meeting for the terms expiring at the annual meeting in the year listed below:


                               Term Expires
                               ------------
Richard I. Galland                 2001
John T. Gray                       2001
James F. Leary                     2002
A. A. Meitz                        2002



         The stockholders also voted upon and ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year 2000.


        For                     Against                   Abstain
  ----------------          ---------------          ---------------
     6,158,069                  2,000                    5,754


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27 -     Financial Data Schedule.

     (b)  Reports on Form 8-K

         During the quarter ended June 30, 2000, Associated Materials Incorporated filed no Current Reports on Form 8-K.

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




                                    ASSOCIATED MATERIALS INCORPORATED
                                    ---------------------------------
                                             (Registrant)




Date:  August 10, 2000           By:  /s/ Robert L. Winspear
                                     -----------------------
                                      Robert L. Winspear
                                      Vice President and Chief Financial Officer


Date:  August 10, 2000             /s/ Robert L. Winspear
                                   ----------------------
                                   Robert L. Winspear
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
Number              Description
-------             -----------
  27            Financial Data Schedule.