Form 10-Q
period 2000-09-30
ASSOCIATED MATERIALS INC
filed 2000-11-13
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended               September 30, 2000
                                       -----------------------------------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ----------------------

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


            Shares of Common Stock, $.0025 par value outstanding at
                          November 10, 2000: 6,432,764

         Shares of Class B Common Stock, $.0025 par value outstanding at
                          November 10, 2000: 1,550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.....................................................................        1
          September 30, 2000 (Unaudited) and December 31, 1999

      Statements of Operations (Unaudited)...............................................        2
          Quarter and nine months ended September 30, 2000 and 1999

      Statements of Cash Flows (Unaudited)...............................................        3
          Nine months ended September 30, 2000 and 1999

      Notes to Financial Statements (Unaudited)..........................................        4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition..................................................        6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       10


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..............................................       11


SIGNATURES...............................................................................       12

Part I.   Financial Information
Item 1.   Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, Except Share Data)

                                                                September 30,     December 31,
                                                                   2000              1999
                                                               --------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $       23,627    $        3,432
   Accounts receivable, net ................................           63,769            52,583
   Inventories .............................................           77,496            69,651
   Income taxes receivable .................................               --               226
   Other current assets ....................................            4,471             3,872
                                                               --------------    --------------
Total current assets .......................................          169,363           129,764
Property, plant and equipment, net .........................           68,169            71,682
Investment in Amercord Inc. ................................            2,393             2,393
Other assets ...............................................            2,533             2,457
                                                               --------------    --------------
Total assets ...............................................   $      242,458    $      206,296
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................   $       33,603    $       16,933
   Accrued liabilities .....................................           21,123            26,953
   Income taxes payable ....................................            4,172                --
                                                               --------------    --------------
Total current liabilities ..................................           58,898            43,886
Deferred income taxes ......................................            4,829             2,236
Other liabilities ..........................................            5,633             5,848
Long-term debt .............................................           75,000            75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at September 30, 2000 and
         December 31, 1999
      Issued shares - 0 at September 30, 2000 and
         December 31, 1999 .................................               --                --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 7,114,834 at September 30, 2000
            and 7,024,666 at December 31, 1999 .............               17                17
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 1,550,000 at
            September 30, 2000 and December 31, 1999 .......                4                 4
      Less:  Treasury stock, at cost - 619,770 shares at
         September 30, 2000 and 555,396 at December 31,
            1999............................................           (7,550)           (6,626)
      Capital in excess of par .............................           14,199            13,154
      Retained earnings ....................................           91,428            72,777
                                                               --------------    --------------
      Total stockholders' equity ...........................           98,098            79,326
                                                               --------------    --------------

Total liabilities and stockholders' equity .................   $      242,458    $      206,296
                                                               ==============    ==============

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                           Quarter Ended                    Nine Months Ended
                                                           September 30,                      September 30,
                                                 --------------------------------    -------------------------------
                                                      2000              1999              2000             1999
                                                 --------------    --------------    --------------   --------------
Net sales ....................................   $      134,085    $      128,388    $      369,965   $      331,893
Cost of sales ................................           93,808            88,920           261,362          228,437
                                                 --------------    --------------    --------------   --------------
                                                         40,277            39,468           108,603          103,456
Selling, general and administrative expense ..           27,122            25,004            78,423           71,145
                                                 --------------    --------------    --------------   --------------
Income from operations .......................           13,155            14,464            30,180           32,311
Interest expense .............................            1,305             1,685             4,753            5,124
                                                 --------------    --------------    --------------   --------------
                                                         11,850            12,779            25,427           27,187
Equity in loss of Amercord Inc. ..............               --              (857)               --           (1,402)
Gain on sale of UltraCraft ...................             (336)               --             8,012               --
                                                 --------------    --------------    --------------   --------------
Income before income taxes ...................           11,514            11,922            33,439           25,785
Income tax expense ...........................            5,547             4,590            13,987           10,057
                                                 --------------    --------------    --------------   --------------

Net income ...................................   $        5,967    $        7,332    $       19,452   $       15,728
                                                 ==============    ==============    ==============   ==============

Earnings Per Common Share - Basic:

Net income per common share ..................   $         0.74    $         0.91    $         2.42   $         1.93
                                                 ==============    ==============    ==============   ==============

Earnings Per Common Share - Assuming Dilution:

Net income per common share ..................   $         0.71    $         0.88    $         2.34   $         1.88
                                                 ==============    ==============    ==============   ==============

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                   Nine Months Ended
                                                                    September 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
OPERATING ACTIVITIES
Net income ................................................   $     19,452    $     15,728
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization .......................          7,040           6,226
      Deferred income taxes ...............................          2,593          (1,620)
      Loss in earnings of Amercord Inc. ...................             --           1,402
      Loss on sale of assets ..............................             18              30
      Gain on sale of UltraCraft ..........................         (8,012)             --
      Changes in operating assets and liabilities:
         Accounts receivable, net .........................        (14,689)        (12,100)
         Inventories ......................................        (10,023)        (15,073)
         Income taxes receivable/payable ..................          4,398           4,482
         Bank overdrafts ..................................             --           3,204
         Accounts payable and accrued liabilities .........         11,555          11,556
         Other assets and liabilities .....................         (1,408)           (254)
                                                              ------------    ------------
Net cash provided by operating activities .................         10,924          13,581

INVESTING ACTIVITIES
Proceeds from sale of assets ..............................             64              38
Proceeds from sale of UltraCraft ..........................         18,885              --
Additions to property, plant and equipment ................         (8,998)        (16,661)
                                                              ------------    ------------
Net cash provided by (used by) investing activities .......          9,951         (16,623)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock ................            488             431
Principal payments of long-term debt ......................             --          (3,600)
Dividends paid ............................................           (801)           (845)
Treasury stock acquired ...................................           (924)         (4,853)
Options exercised .........................................            557              30
                                                              ------------    ------------
Net cash used by financing activities .....................           (680)         (8,837)
Net increase (decrease) in cash ...........................         20,195         (11,879)
Cash at beginning of period ...............................          3,432          14,964
                                                              ------------    ------------
Cash at end of period .....................................   $     23,627    $      3,085
                                                              ============    ============

Supplemental information:
Cash paid for interest ....................................   $      7,147    $      7,075
                                                              ============    ============
Net cash paid for income taxes ............................   $      7,628    $      8,951
                                                              ============    ============

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and nine months ended September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                            September 30,    December 31,
                                               2000             1999
                                           --------------   --------------
Raw materials ..........................   $       21,031   $       20,043
Work in process ........................            5,533            5,937
Finished goods and purchased stock .....           50,932           43,671
                                           --------------   --------------
                                           $       77,496   $       69,651
                                           ==============   ==============

NOTE 3 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to 800,000 shares of common stock in open market transactions. At September 30, 2000, 578,374 shares have been purchased under the program at a cost of $ 7.0 million.

The Company purchased 64,374 shares of its common stock at a cost of $924,000 during the quarter ended September 30, 2000. No common stock purchases were made during the first or second quarter of 2000.

NOTE 4 - ULTRACRAFT SALE

The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $18.9 million after transaction costs with a pre-tax gain on the sale of $8.0 million. The gain on UltraCraft was reduced by $336,000 during the third quarter due to a purchase price adjustment made in accordance with the agreement for the sale of UltraCraft. UltraCraft represented approximately 5.7% of the Company's net sales for 1999.

Under the terms of the indenture pursuant to which the Company issued its 9 1/4% subordinated notes, the Company is obligated to make an offer to repurchase these notes using the after-tax net proceeds from the UltraCraft sale, to the extent the Company does not use these net proceeds within one year of the sale to repay senior indebtedness or to acquire assets used in, or other businesses similar to, the business currently conducted by the Company.

As a result of the Company's acquisition of the Alpine assets (see Footnote 7) together with anticipated capital expenditures, the Company presently believes that it will not be obligated to make an offer to repurchase the notes.

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Quarter Ended         Nine Months Ended
                                                               September 30,           September 30,
                                                          ----------------------  ---------------------
                                                           2000          1999        2000        1999
                                                          ---------   ---------   ---------   ---------
Numerator:
   Numerator for basic and diluted earnings per
      common share ....................................   $   5,967   $   7,332   $  19,452   $  15,728
Denominator:
   Denominator for basic earnings per common -
      share  weighted-average shares ..................       8,065       8,056       8,035       8,163
   Effect of dilutive securities:
      Employee stock options ..........................         286         245         263         205
                                                          ---------   ---------   ---------   ---------
   Denominator for diluted earnings per common
      share - adjusted weighted-average shares ........       8,351       8,301       8,298       8,368

Basic earnings per common share .......................   $    0.74   $    0.91   $    2.42   $    1.93
                                                          =========   =========   =========   =========

Diluted earnings per common share .....................   $    0.71   $    0.88   $    2.34   $    1.88
                                                          =========   =========   =========   =========

For the nine months ended September 30, 2000 and for the quarter and nine months ended September 30, 1999, options to purchase 40,000 shares of common stock were excluded from the calculation of weighted average shares outstanding because the average exercise price of these shares was higher than the average market price of the common stock during the period.

NOTE 6 - INCOME TAXES

During the third quarter 2000, the Company recorded $1.1 million in additional income tax expense due to an adjustment to a deferred tax asset which was recorded in 1986 pursuant to the spin-off of the Company's tire cord operation into Amercord.

NOTE 7 - SUBSEQUENT EVENT

On October 6, 2000, the Company acquired substantially all of the assets of Alpine Industries, Inc. for $7.5 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets is Alpine's window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows for the new construction, manufactured housing and remodeling markets. The Company accounted for the acquisition using the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                                Quarter Ended September 30,
                                                          ------------------------------------------------------------------
                                                                     2000                                   1999
                                                          -------------------------------    -------------------------------
                                                                          Percentage of                      Percentage of
                                                            Amount       Total Net Sales        Amount      Total Net Sales
                                                          ------------   ----------------    ------------   ----------------
Total Company:
   Net sales - Alside .................................   $    118,293               88.2%   $    117,466               91.5%
   Net sales - AmerCable ..............................         15,792               11.8          10,922                8.5
                                                          ------------   ----------------    ------------   ----------------
      Total net sales .................................        134,085              100.0         128,388              100.0
   Gross profit .......................................         40,277               30.0          39,468               30.7
   Selling, general and
      administrative expense (1) ......................         27,122               20.2          25,004               19.5
                                                          ------------   ----------------    ------------   ----------------
   Income from operations .............................   $     13,155                9.8%   $     14,464               11.3%
                                                          ============   ================    ============   ================

Alside:
   Net sales ..........................................   $    118,293              100.0%   $    117,466              100.0%
   Gross profit .......................................         36,925               31.2          37,404               31.8
   Selling, general and
      administrative expense ..........................         24,405               20.6          22,745               19.3
                                                          ------------   ----------------    ------------   ----------------
   Income from operations .............................   $     12,520               10.6%   $     14,659               12.5%
                                                          ============   ================    ============   ================

AmerCable:
   Net sales ..........................................   $     15,792              100.0%   $     10,922              100.0%
   Gross profit .......................................          3,352               21.2           2,064               18.9
   Selling, general and
      administrative expense ..........................          1,677               10.6           1,299               11.9
                                                          ------------   ----------------    ------------   ----------------
   Income from operations .............................   $      1,675               10.6%   $        765                7.0%
                                                          ============   ================    ============   ================

(1) Consolidated selling, general and administrative expenses include corporate expenses of $1,040,000 and $960,000 for the quarters ended September 30, 2000 and 1999, respectively.

Overview

         The Company's net sales increased to $134.1 million for the quarter ended September 30, 2000 as compared to $128.4 million for the same period in 1999 due to higher selling prices at the Company's Alside division and higher sales volume at its AmerCable division.

         The Company's net income was $6.0 million, or $0.71 per share, for the third quarter of 2000 as compared to $7.3 million, or $0.88 per share, for the same period in 1999. The Company recorded several one-time accounting adjustments during the third quarter 2000, which resulted in lower net income. The adjustments included $1.1 million of additional income tax expense due to an adjustment to a deferred tax asset which was recorded in 1986 when the Company spun-off its tire cord operation into Amercord, a $940,000 charge ($578,000 after tax) for severance cost at Alside and a $336,000 decrease ($207,000 after tax) in the gain on the sale of UltraCraft due to a purchase price adjustment. Exclusive of these items, the Company's income from operations, net income and earnings per share were $14.1 million, $7.9 million and $0.94, respectively. The 1999 period includes the results of the Company's UltraCraft operation, which was sold in June 2000. UltraCraft's net sales and income from operations for the third quarter 1999 were $6.2 million and $853,000, respectively.

         ALSIDE. Alside's net sales were $118.3 million for the quarter ended September 30, 2000 as compared to $117.5 million for the same period in 1999. As noted above, net sales for the third quarter 1999 included $6.2 million in UltraCraft sales. The increase in net sales was due to higher vinyl siding and vinyl window selling prices as higher vinyl resin costs were passed through to customers in the form of higher selling prices. For the third quarter 2000, unit sales of vinyl windows were flat while unit sales of vinyl siding decreased 3.7% as compared to the same period in 1999. Gross profit for the third quarter 2000 of $36.9 million was $479,000 lower than the 1999 period as the 1999 period included $1.3 million of UltraCraft gross profits. Selling, general and administrative expense increased to $24.4 million due to higher costs associated with the expansion of Alside's Supply Center network in 2000 and $940,000 in severance costs. Income from operations decreased $2.1 million to $12.5 million for the third quarter of 2000 as compared to $14.7 million for the same period in 1999 due to higher selling, general and administrative expense and the elimination of UltraCraft's income from operations.

        AMERCABLE. AmerCable's net sales increased 44.6% to $15.8 million for the third quarter of 2000 as compared with $10.9 million for the same period in 1999 due primarily to higher sales volume of industrial and mining cables. Gross profit as a percentage of sales increased to 21.2% for the 2000 period as compared to 18.9% for the 1999 period due to improved fixed cost absorption resulting from higher production volumes. Selling, general and administrative expense increased to $1.7 million for the 2000 period due to higher personnel costs, but decreased as a percentage of sales. Income from operations increased to $1.7 million for the third quarter 2000 as compared with $765,000 for the same period in 1999.

         OTHER. Net interest expense decreased $380,000 or 22.6% for the third quarter of 2000 compared with the same period in 1999 due primarily to an increase in the Company's investment income. The Company recorded interest income of $460,000 for the quarter ended September 30, 2000 as compared to $76,000 for the same period in 1999.

         During the third quarter 2000, the Company recorded $1.1 million in additional income tax expense due to an adjustment to a deferred tax asset which was recorded in 1986 pursuant to the spin-off of the Company's tire cord operation into Amercord. The Company does not anticipate any additional adjustments to its effective tax rate during 2000.

         In the fourth quarter of 1999, Amercord was recapitalized. In this transaction, the Company reduced its ownership in Amercord from 50.0% to 9.9%. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded a loss of $857,000 on its equity in the losses of Amercord during the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                                         Nine Months Ended September 30,
                                                          -----------------------------------------------------------
                                                                   2000                            1999
                                                          ----------------------------  -----------------------------
                                                                        Percentage of                  Percentage of
                                                            Amount     Total Net Sales     Amount     Total Net Sales
                                                          ----------   ---------------   ----------   ---------------
Total Company:
   Net sales - Alside .................................   $  323,460             87.4%   $  300,730             90.6%
   Net sales - AmerCable ..............................       46,505             12.6        31,163              9.4
                                                          ----------   --------------    ----------   --------------
      Total net sales .................................      369,965            100.0       331,893            100.0
   Gross profit .......................................      108,603             29.4       103,456             31.2
   Selling, general and
      administrative expense(1) .......................       78,423             21.2        71,145             21.4
                                                          ----------   --------------    ----------   --------------
   Income from operations .............................   $   30,180              8.2%   $   32,311              9.7%
                                                          ==========   ==============    ==========   ==============

Alside:
   Net sales ..........................................   $  323,460            100.0%   $  300,730            100.0%
   Gross profit .......................................       99,468             30.7        98,206             32.7
   Selling, general and
      administrative expense ..........................       70,578             21.8        64,866             21.6
                                                          ----------   --------------    ----------   --------------
   Income from operations .............................   $   28,890              8.9%   $   33,340             11.1%
                                                          ==========   ==============    ==========   ==============

AmerCable:
   Net sales ..........................................   $   46,505            100.0%   $   31,163            100.0%
   Gross profit .......................................        9,135             19.6         5,250             16.8
   Selling, general and
      administrative expense ..........................        4,760             10.2         3,491             11.2
                                                          ----------   --------------    ----------   --------------
   Income from operations .............................   $    4,375              9.4%   $    1,759              5.6%
                                                          ==========   ==============    ==========   ==============

(1) Consolidated selling, general and administrative expenses include corporate expenses of $3,085,000 and $2,788,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

Overview

         The Company's net sales increased to $370.0 million up 11.5% for the nine months ended September 30, 2000 as compared to $331.9 million for the same period in 1999 as sales increased at both Alside and AmerCable. The Company's net income was $19.5 million ($2.34 per share) for the nine months ended September 30, 2000 as compared to $15.7 million ($1.88 per share) for the same period in 1999 due to the sale of the Company's UltraCraft division in June 2000 which resulted in a gain of $8.0 million ($4.9 million after-tax).

         ALSIDE. Alside's net sales for the nine months ended
September 30, 2000 increased to $323.5 million as compared to $300.7 million for the same period in 1999 due to higher selling prices for vinyl siding and vinyl windows as well as higher sales volume of vinyl fence. For the nine months ended September 30, 2000, unit sales of vinyl siding and vinyl windows increased 1.7% and 2.2%, respectively as compared to the same period in 1999. Gross profit increased $1.3 million to $99.5 million for the 2000 period as improved productivity of Alside's window operations was partially offset by higher fixed costs associated with the two siding manufacturing plants. Selling, general and administrative expense increased to $70.6 million for the 2000 period due to higher personnel costs and additional costs associated with the expansion of Alside's Supply Center network. Income from operations decreased to $28.9 million for the nine months ended September 30, 2000 as compared to $33.3 million for the same period in 1999 as higher selling, general and administrative expense more than offset the higher gross profit.

         AMERCABLE. AmerCable's net sales increased to $46.5 million for the nine months ended September 30, 2000 as compared to $31.2 million in the 1999 period due primarily to higher sales volume of industrial and mining cable products. Gross profit increased 74.0% to $9.1 million for the nine months ended September 30, 2000 as compared to $5.3 million for the same period in 1999 due to higher sales volume. Selling, general and administrative expenses increased $1.3 million to $4.8 million for the nine months ended 2000 due to higher personnel costs. Income from operations increased $2.6 million to $4.4 million for the nine months ended 2000 as compared to $1.8 million for the same period in 1999.

         OTHER. Net interest expense decreased $371,000 or 7.2% for the nine months ended September 30, 2000 as compared to the same period in 1999. The decrease was due to an increase in the Company's investment income. The Company recorded interest income of $659,000 for the nine months ended September 30, 2000 as compared to $217,000 for the 1999 period.

         During the third quarter 2000, the Company recorded $1.1 million in additional income tax expense due to an adjustment to a deferred tax asset which was recorded in 1986 pursuant to the spin-off of the Company's tire cord operation into Amercord. The Company does not anticipate any additional adjustments to its effective tax rate during 2000.

         In the fourth quarter of 1999, Amercord was recapitalized. In this transaction, the Company reduced its ownership in Amercord from 50.0% to 9.9%. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded a loss of $1.4 million on its equity in the losses of Amercord for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000 the Company had cash and cash equivalents of $23.6 million and available borrowing capacity of approximately $48.0 million under its existing credit facility. Outstanding letters of credit totaled $2.0 million securing various insurance letters of credit.

        Net cash provided by operations was $10.9 million in the nine months ended September 30, 2000 compared with $13.6 million in the same period in 1999. The decrease in cash provided by operations for the 2000 period as compared to the 1999 period was due primarily to lower operating profits.

        Capital expenditures totaled $9.0 million for the nine months ended September 30, 2000, compared with $16.7 million during the same period in 1999. Expenditures in the 2000 period were used primarily to increase extrusion capacity for window profiles, fencing and siding products, improve window manufacturing efficiency and upgrade window information systems at Alside. Expenditures at AmerCable were used primarily to expand capacity and improve processing efficiencies. Capital expenditures for the nine months ended September 30, 1999 included $9.4 million for the construction of a new vinyl siding manufacturing plant located in Freeport, Texas.

        On October 6, 2000, the Company acquired substantially all of the assets of Alpine Industries, Inc. for $7.5 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets is Alpine's window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows for the new construction, manufactured housing and remodeling markets. The Company does not expect Alpine to realize a profit for at least six months.

        Under the terms of the indenture pursuant to which the Company issued its 9 1/4% subordinated notes, the Company is obligated to make an offer to repurchase these notes using the after-tax net proceeds from the UltraCraft sale, to the extent the Company does not use these net proceeds within one year of the sale to repay senior indebtedness or to acquire assets used in, or other businesses similar to, the business currently conducted by the Company.

        As a result of the Company's acquisition of the Alpine assets together with anticipated capital expenditures, the Company presently believes that it will not be obligated to make an offer to repurchase the notes.

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

CERTAIN FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, risks associated with integrating Alpine's assets with the Company's existing window operations and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the quarter or nine months ended September 30, 2000. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

        27 - Financial Data Schedule.

     (b)  Reports on Form

         During the quarter ended September 30, 2000, Associated Materials Incorporated filed no Current Reports on Form 8-K.

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




                                             ASSOCIATED MATERIALS INCORPORATED
                                             ---------------------------------
                                                       (Registrant)




Date:  November 13, 2000                     By:  /s/ Robert L. Winspear
                                                  -----------------------------
                                                  Robert L. Winspear
                                                  Vice President and Chief
                                                  Financial Officer





Date:  November 13, 2000                     By:  /s/ Robert L. Winspear
                                                  -----------------------------
                                                  Robert L. Winspear
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER             DESCRIPTION
            -------            -----------
             27            Financial Data Schedule.