Form 10-K405
period 2000-12-31
ASSOCIATED MATERIALS INC
filed 2001-03-30
CIK 802967

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                         Commission File Number 0-24956

                                   ----------

                        ASSOCIATED MATERIALS INCORPORATED
             (Exact name of Registrant as specified in its charter)

                                   ----------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock and Class B Common Stock held by non-affiliates of the Registrant as of March 20, 2001 was approximately $59,606,000.

As of March 20, 2001 the Registrant had 6,098,448 shares of Common Stock and 1,550,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated herein by reference in Part III.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

         Associated Materials Incorporated (the "Company") is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). Alside's core products are vinyl siding and vinyl windows. These products are marketed on a wholesale basis to more than 35,000 professional contractors engaged in home remodeling and new home construction principally through Alside's nationwide network of more than 75 Alside Supply Centers. Alside's vinyl product offerings also include vinyl fencing, vinyl decking and vinyl garage doors. In 2000, Alside accounted for approximately 87% of the Company's net sales. The Company's operations also include its AmerCable division ("AmerCable"), a manufacturer of specialty electrical cables for use in underground and surface mining, marine and offshore drilling, automotive assembly robotics, telecommunications and a variety of other industrial applications. The Company was incorporated in Delaware in 1983.

ACQUISITIONS AND DIVESTITURES

         In October 2000, the Company acquired substantially all of the assets of Alpine Industries, Inc. ("Alpine") for $7.6 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets is Alpine's leased window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows primarily for the new construction market. In addition to new construction windows, Alpine manufactures premium sound control windows. This acquisition significantly increases the Company's presence on the West Coast. The acquisition was accounted for using the purchase method of accounting.

         The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $18.9 million after working capital adjustments and transaction costs. The Company recorded a pre-tax gain of $8.0 million on the sale. UltraCraft represented approximately 5% of the Company's 1999 net sales.

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

ALSIDE

         PRODUCTS. Alside's principal product offerings are vinyl siding and vinyl windows, which together accounted for approximately 71% of Alside's 2000 net sales. Alside also manufactures a variety of other products including vinyl fencing, vinyl decking and vinyl garage doors.

         The vinyl siding market consists of three segments: economy/new construction, standard and premium. Vinyl siding quality is determined by its rigidity, resistance to fading, thickness and ease of installation as well as other factors. Historically, Alside targeted its products primarily to the standard segment. More recently, the Company has broadened its product lines to increase its penetration of the premium and economy segments. The Company believes that its innovation in product development was key to its siding sales growth in the past and will continue to be a principal factor in its sales growth in future years. For example, in late 1995, Alside introduced its patented Charter Oak siding, which enabled Alside to penetrate the premium segment of the vinyl siding market. The Company believes that Charter Oak continues to set the standard for premium vinyl siding products today. Alside introduced its Conquest siding product in 1997, which has enabled Alside to achieve additional market penetration in the economy/new construction segment of the siding industry. During 1998, Alside introduced CenterLock, a patented product positioned in the premium market segment. In 1999, Alside introduced Odyssey Plus, an improved and updated version of its popular Odyssey siding product. During 2000, Alside introduced its Seneca and Landscape products in order to broaden its offerings for the economy segment. In addition to these products, Alside has increased the number of colors and profiles offered within its existing siding products and continues to increase and improve upon the breadth of its vinyl siding product lines. Alside offers limited warranties ranging from 50-year warranties to lifetime warranties with its siding products.

         Alside divides its window products into the economy, standard and premium categories. Product quality within the vinyl window industry is determined by a number of competitive features including method of construction and materials used. Alside custom manufactures substantially all of its windows to fit existing window openings. Custom fabrication provides Alside's customers with a product that is less expensive to install and more attractive after installation. Alside's custom windows are used primarily in the repair and remodeling market. One of the fastest growing segments of the window market is the new construction segment. The acquisition of Alpine, which manufactures primarily new construction windows, increased Alside's presence in the new construction market. Substantially all of Alside's window products are accompanied by a limited lifetime warranty.

         A summary of Alside's siding and window product offerings is presented in the table below according to the Company's product line classification:

PRODUCT LINE                 SIDING PRODUCTS           WINDOW PRODUCTS
------------                 ---------------           ---------------
Premium                      Charter Oak               UltraMaxx
                             Williamsport              Alpine 9000 Series
                             CenterLock

Standard                                               Geneva
                             Odyssey Plus              Excalibur
                                                       Alpine 8000 Series

Economy                      Conquest                  Performance Series -
                             Seneca                      New Construction
                             Landscape                 Centurion
                                                       Alpine 7000 Series


         Alside produces vinyl fencing under the brand name UltraGuard, currently a leading brand of both agricultural and residential vinyl fencing. Sales of vinyl fence and decking have grown at a compound annual growth rate of over 28% for the last five years. Sales of UltraGuard fencing accounted for less than 5% of Alside's net sales in 2000. Alside introduced a raised panel vinyl garage door in 1997 under the brand name Premium Garage Doors. Alside primarily markets its fencing and garage doors through independent dealers and not through its Supply Centers.

         To complete its line of vinyl siding and window products, Alside also distributes building products manufactured by other companies. These products include metal siding, wood windows, roofing materials, insulation, cabinets and installation equipment and tools.

         MARKETING AND DISTRIBUTION. Traditionally, most vinyl siding has been sold to the home remodeling marketplace through independent distributors. The Company believes that Alside is one of only two major vinyl siding manufacturers that market their products primarily through company-owned distribution centers. Alside has a nationwide distribution network of more than 75 Alside Supply Centers which market Alside manufactured products and other complementary building products to more than 35,000 professional home improvement and new construction contractors. The Company believes that Alside Supply Centers provide "one-stop shopping" to meet the specialized needs of its contractor-customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl windows as well as products manufactured by others. In 2000, approximately 80% of Alside's sales were made through its Supply Centers. In addition to sales and promotional support, contractors look to their local Alside Supply

Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers.

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

         Each of Alside's Supply Centers is evaluated as a separate profit center, and compensation of Supply Center personnel is based in part on the Supply Center's operating results. Decisions to open new Supply Centers, and to close or relocate existing Supply Centers, are based on Alside's continuing assessment of market conditions and individual location profitability. During 2000, Alside added eight Supply Centers to its distribution network and closed one location. The Company presently expects to open up to three new Supply Centers in 2001. Alside has developed formal training and recruiting programs for Supply Center personnel which it expects to improve its ability to staff new locations.

         Through certain of its Supply Centers, Alside's Builder Service Division provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its Supply Centers.

         Alside sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. These sales accounted for approximately 20% of Alside's 2000 net sales. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. Alside carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume, lower margin business. No single customer accounted for 5% or more of Alside's 2000 sales. Alside continues to expand its network of independent distributors in strategic areas to improve its penetration into certain markets.

         Alside Window Company Northwest ("Alside Northwest") which consists of the assets purchased from Alpine Industries, Inc., has historically sold its window products through a variety of channels including direct to builders and to independent distributors and lumberyards. Alside Northwest also sells its products into foreign markets, principally the Far East. Alside Northwest will continue many of these distribution relationships and also distribute its products through certain Alside Supply Centers.

         MANUFACTURING. Alside manufactures its vinyl siding products at its Ennis and Freeport, Texas facilities. The Company added the Freeport facility, which was completed in 1999, in order to meet its sales expectations for Alside's siding products. The Freeport facility increased Alside's vinyl siding production capacity by approximately 25% over 1998 levels. During 2000, Alside transferred production equipment from its Ennis, Texas plant to the Freeport plant and purchased additional extrusion equipment to further increase Freeport's capacity. The Company believes that it currently has adequate vinyl siding capacity to support significant growth for the next several years. In addition, incremental capacity can be added to its Freeport facility with only modest capital requirements. The Ennis, Texas plant also produces vinyl fence. Alside also operates a vinyl extrusion facility in West Salem, Ohio to produce vinyl window extrusions as well as vinyl fence and garage door panels. Alside operates three window fabrication plants which each use vinyl extrusions manufactured by Alside for the majority of their production requirements, produce their own glass inserts and utilize high speed welding and cleaning equipment for their welded window products. By producing its own vinyl extrusions and glass inserts, Alside believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. During the fourth quarter 2000, the Company purchased significantly all of the assets of Alpine Industries, Inc. a window fabrication facility located in Bothell, Washington. The Bothell facility produces its glass inserts but has a long-term contract to purchase its vinyl extrusions from a third-party supplier.

         Alside's vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs. Alside's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs.

         RAW MATERIALS. The principal raw materials used by Alside are vinyl resins, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. Alside has a contract with its resin supplier to supply substantially all of its contract vinyl resin requirements and believes that its requirements could also be met by other suppliers. The price of vinyl resin has been, and may continue to be, volatile. Alside generally had been able to pass through price increases in raw materials to its customers. The price of vinyl resin increased significantly during 1999 and remained at this higher level during 2000. Alside implemented price increases in late 1999 and 2000 to offset the increases in vinyl resin prices. Alside does not expect any significant change in the price of vinyl resin for 2001.

         COMPETITION. Except for Owens Corning, the Company believes that no company within the residential siding industry competes with Alside on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of vinyl siding products, some of whom are larger in size and have greater financial resources than the Company. Alside competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the market trend towards sales of welded vinyl windows, which Alside began manufacturing in 1992 and which require expensive, more sophisticated production equipment, will result in further consolidation of the window fabrication industry. Alside and its competitors generally compete on price, product performance, and sales and service support to professional contractors. Competition varies by region. Alside also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry and metal in the siding market. However, the Company believes Alside's products are competitive, and in most sectors are gaining share at the expense of these alternative materials due to vinyl's superior qualities, including its lower material cost, durability and low maintenance requirements.

AMERCABLE

         AmerCable accounted for approximately 13% of the Company's net sales in 2000. AmerCable manufactures and markets jacketed electrical cable products for specialized applications. These applications include underground and surface mining, marine and offshore drilling, automotive assembly robotics, telecommunications, and a variety of other specialized industrial applications. AmerCable principally manufactures specialty cable to meet industry technical standards and end-users' specifications, and its products are internationally recognized and certified by the world's governing approval authorities.

         PRODUCTS. AmerCable manufactures and distributes three categories of products: mining cable, marine and offshore drilling cable, and industrial cable, which accounted for 41%, 26% and 33% of its 2000 sales, respectively. AmerCable manufactures a complete line of mining cable products, which are designed and utilized to supply power for mining equipment and systems in diverse underground and surface mining applications where cable flexibility and durability are critical. AmerCable's "Tiger(R) Brand" cable products are considered a leader in the mining cable market. AmerCable's marine cables, marketed under the trade name "Gexol(TM)", are designed to withstand the demanding environments of marine, shipboard and offshore drilling applications, and are recognized as a quality product in the marine cable market. AmerCable's industrial business unit manufactures and markets a variety of industrial cable products, which include telecommunications power cables, diesel locomotive cables ("DLO"), automotive assembly robotics cables, magnet crane cables and a number of other portable power cable products. The market for telecommunications central office power cables, which are used to power towers, gateways, amplifier stations and local office switches, has been one of the fastest growing sectors in the wire and cable industry. The growth in this market is largely responsible for the growth of AmerCable's industrial business in 2000 as the market utilizes DLO products as well as specialty telecommunications power cable products. The Company anticipates that this market will continue to develop and expand over the next three years.

         MARKETING AND DISTRIBUTION. AmerCable markets its cable principally to independent distributors who resell to the end user, except for certain marine products that are distributed through its Offshore/Marine Cable Specialists division.

         RAW MATERIALS. The principal raw material used by AmerCable is copper strand, which is available from a number of suppliers. Historically, copper strand has been subject to rapid price changes. AmerCable generally prices its cable products based upon market prices for copper at time of shipment. As a result, sudden decreases in copper prices can result in inventory being in excess of its net realizable value. In certain instances, AmerCable may guarantee a fixed copper price for its products where there is a significant time lag between the purchase order and shipment. In these cases, AmerCable generally attempts to hedge its position on copper prices.

         COMPETITION. Rather than compete in the higher volume, commodity-type markets such as residential building wire and magnet wire, AmerCable seeks to compete as a market leader in small, niche markets in which products typically are specialized constructions to meet market-specific applications and require a higher level of value-added content. AmerCable competes with numerous large and small manufacturers, a number of which have substantially greater resources than the Company. AmerCable generally competes on sales and product service, product performance, delivery speed and price. AmerCable believes that it has developed strong customer relations as a result of its ability to fulfill customer needs through the manufacture of high quality products, through consistent availability of products with industry-leading lead times and on-time delivery, through innovative product enhancements and new products and through superior customer service including strong field application engineering capabilities.

AMERCORD

         In addition to its Alside and AmerCable divisions, the Company owns a 9.9% interest in Amercord Inc. ("Amercord"). Amercord manufactures and markets steel cord and bead wire to the tire manufacturing industry. The Company reduced its ownership in Amercord from 50% to 9.9% in the fourth quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

         Alside's employment needs vary seasonally with sales and production levels. As of December 31, 2000, Alside had approximately 2,000 full-time employees, including approximately 900 hourly workers. The West Salem, Ohio plant is Alside's only unionized manufacturing facility, employing approximately 90 covered workers as of December 31, 2000. Additionally, approximately 60 hourly workers in certain Supply Center locations are covered by collective bargaining agreements. The Company considers Alside's labor relations to be good.

         Alside operates vinyl window manufacturing plants in Cedar Rapids, Iowa; Kinston, North Carolina; and Akron, Ohio with leased production employees. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production loads and with competitive advantages in obtaining principally unskilled labor personnel. The aggregate number of leased employees in the window plants ranges from approximately 300 to 500 people, based on seasonal production requirements.

         As of December 31, 2000, AmerCable employed approximately 210 people, including 110 hourly workers, none of whom are covered by collective bargaining agreements. AmerCable maintains good relations with its employees.

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

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following information concerning the executive officers and other key employees of the Company is as of March 20, 2001.

         William W. Winspear, 67, has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1983. Mr. Winspear was President and Chief Executive Officer of Chaparral Steel Company from 1975 to 1982. Mr. Winspear is the father of Robert L. Winspear.

         Michael Caporale, Jr., 49, was named Chief Executive Officer of the Alside division and became a director of the Company in February 2001. Mr. Caporale joined the Company in January 2000 as President of the Company's Alside Window Manufacturing operation, became President and Chief Operating Officer of the Company's Alside division in April 2000 and was named a Vice President of the Company in August 2000. Prior to joining the Company, Mr. Caporale was the President of Great Lakes Window, Inc., a subsidiary of Nortek, Inc., where he had been employed since 1995.

         Robert F. Hogan, 44, has been President and Chief Executive Officer of AmerCable since 1993 and Vice President of the Company since 1984. Prior to becoming President of AmerCable, Mr. Hogan was Treasurer and Secretary of the Company from 1984 to 1993.

         Robert L. Winspear, 35, joined the Company in 1993, was named Vice President, Treasurer and Secretary in October 1993 and was named Chief Financial Officer in 1998. Prior to joining the Company, Mr. Winspear was employed by Andersen. Mr. Winspear is the son of William W. Winspear.

         Kenneth L. Bloom, 38, joined the Company in July 2000 as Alside's Vice President of Window Manufacturing. Mr. Bloom was named President of the Company's Alside Window Company in March 2001. Prior to joining the Company, Mr. Bloom was Corporate Vice President of Field Container Co., L.P., where he had been employed since 1996.

         James R. Bussman, 53, has been Executive Vice President - Corporate Services of Alside since 1983. Mr. Bussman has held various other positions with Alside since 1972, and was named a Vice President of the Company in 1984.

         Wayne D. Fredrick, 54, was named Group Vice President - Window Products of Alside in 1997. From 1990 to 1996, Mr. Fredrick was Senior Vice President - Window Products of Alside. Mr. Fredrick joined Alside in 1973.

         Gary D. Hofmann, 44, was named Group Vice President - Vinyl Siding of Alside in October 2000. From 1997 to 2000, Mr. Hofmann was Senior Vice President
- Vinyl Siding Sales of Alside. Mr. Hofmann joined Alside in 1995 as Vice President - Vinyl Siding Sales.

         D. Keith LaVanway, 36, joined the Company in February 2001 as Vice President - Chief Financial Officer of Alside and was named a Vice President of the Company. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, most recently as Vice President - Chief Financial Officer of Peachtree Doors and Windows Company.

         Benjamin L. McGarry, 53, was named Group Vice President - Vinyl Manufacturing of Alside in 1997. From 1984 to 1996, Mr. McGarry was Senior Vice President - Manufacturing of Alside. Mr. McGarry joined Alside in 1980.

         Officers of the Company serve at the discretion of the Board of Directors. Messrs. Bloom, Bussman, Fredrick, Hofmann, LaVanway and McGarry are considered key employees of the Company because of their responsibilities as divisional officers in the respective capacities indicated. The Company, however, does not consider these employees to be executive officers of the Company.

ITEM 2.  PROPERTIES

         The Company's operations include both owned and leased facilities as described below:

              LOCATION                              PRINCIPAL USE                       SQUARE FEET
              --------                              -------------                       -----------
ALSIDE

   Akron, Ohio                            Alside Headquarters                              70,000
                                          Vinyl Windows, Vinyl Fencing and Vinyl
                                             Garage Doors                                 577,000

   Ennis, Texas                           Vinyl Siding Products, Vinyl Fencing            301,000

   Freeport, Texas                        Vinyl Siding Products                           120,000

   West Salem, Ohio                       Vinyl Window Extrusions, Fencing
                                             and Garage Door Panels                       173,000

   Bothell, Washington                    Vinyl Windows                                   159,000(1)

   Kinston, North Carolina                Vinyl Windows                                   319,000(1)

   Cedar Rapids, Iowa                     Vinyl Windows                                   128,000(1)


AMERCABLE

   El Dorado, Arkansas                    AmerCable Headquarters and                      317,000
                                             Electrical Cable

   Houston, Texas                         Cable Distribution                               33,000(1)

----------
(1)  Leased facilities.

         Management believes that the Company's facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

         Alside also operates more than 75 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its Supply Centers for terms generally ranging from five to seven years with renewal options. The Supply Centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

         The leases for Alside's window plants extend through 2011 for the Bothell location and 2005 for the Cedar Rapids and Kinston locations. Each lease is renewable at the Company's option for an additional five-year period. The Company's corporate headquarters occupy approximately 3,500 square feet of leased office space in Dallas, Texas. Under the Company's existing credit agreement with KeyBank, N.A. (the "Credit Agreement"), the bank lender holds a security interest in the Company's contract rights, including real property leases.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on The Nasdaq National Market with the ticker symbol "SIDE." The following table shows the price range of the Company's Common Stock for each quarter in 2000 and 1999:


                                        Prices
                                --------------------
               Quarter           High         Low
----------------------------------------------------
2000           First             $15.88      $11.13
2000           Second             17.88       14.75
2000           Third              19.25       14.00
2000           Fourth             16.75       13.06
---------------------------------------------------
               Year              $19.25      $11.13
---------------------------------------------------
1999           First             $11.69      $10.13
1999           Second             15.00       10.50
1999           Third              16.00       13.00
1999           Fourth             16.38       14.00
---------------------------------------------------
               Year              $16.38      $10.13
---------------------------------------------------

HOLDERS

         At March 20, 2001, the Company had 40 record holders of Common Stock. The Prudential Insurance Company of America ("Prudential") is the record holder of all 1,550,000 shares of the Company's outstanding Class B Common Stock, par value $.0025 per share ("Class B Common Stock"), which shares of Class B Common Stock are convertible, at the holder's option, into shares of Common Stock on a basis of one share of Common Stock for each share of Class B Common Stock. In this report, the Company's Common Stock and Class B Common Stock are referred to collectively as "common shares."

DIVIDENDS

         The Company paid dividends of $0.10 per common share in 1999 and 2000. On February 22, 2001, the Board of Directors of the Company announced a cash dividend of $0.10 per common share payable to stockholders of record on March 16, 2001. The Company presently intends to pay an annual cash dividend. However, the Company's future dividend policy will depend upon the Company's capital requirements, results of operations, financial condition and other factors as the Company's Board of Directors deems relevant. Further, the payment of cash dividends is restricted by covenants in the Credit Agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes ("9 1/4% Notes") were issued.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below for the five-year period ended December 31, 2000 was derived from the financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.


                                                                                YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             1996         1997         1998         1999         2000
                                                          ---------    ---------    ---------    ---------    ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net sales (1) ......................................   $ 358,860    $ 399,974    $ 410,111    $ 455,268    $ 499,393
   Cost of sales (1) ..................................     257,968      285,798      285,822      317,596      353,994
                                                          ---------    ---------    ---------    ---------    ---------
   Gross profit .......................................     100,892      114,176      124,289      137,672      145,399
   Selling, general and administrative expenses .......      77,740       81,142       88,727       96,028      107,255
   Other income, net (2) ..............................        --           --          2,673         --           --
                                                          ---------    ---------    ---------    ---------    ---------
   Income from operations .............................      23,152       33,034       38,235       41,644       38,144
   Interest expense ...................................      10,882        9,795        7,565        6,779        6,046
   Gain on the sale of UltraCraft .....................        --           --           --           --          8,012
   Equity in (earnings) loss  of Amercord (3) .........      (1,724)         626        1,881        1,337         --
   Writedown of Amercord (4) ..........................        --           --          4,351         --           --
                                                          ---------    ---------    ---------    ---------    ---------
   Income before income tax expense ...................      13,994       22,613       24,438       33,528       40,110
   Income tax expense .................................       5,172        9,524       11,382       13,038       16,555
                                                          ---------    ---------    ---------    ---------    ---------
   Income before extraordinary item ...................       8,822       13,089       13,056       20,490       23,555
   Extraordinary item (5) .............................        --           --          4,107         --           --
                                                          ---------    ---------    ---------    ---------    ---------
   Net income .........................................   $   8,822    $  13,089    $   8,949    $  20,490    $  23,555
                                                          =========    =========    =========    =========    =========

SHARE DATA:
   Basic earnings per common share before
      extraordinary item ..............................   $    1.16    $    1.72    $    1.58    $    2.52    $    2.94
   Diluted earnings per common share before
      extraordinary item (6) ..........................        1.14         1.69         1.55         2.46         2.85
   Weighted average number of diluted shares ..........       7,746        7,756        8,403        8,344        8,258
   Dividends per share ................................   $    --      $    0.05    $   0.075    $    0.10    $    0.10

OTHER DATA:
   EBITDA (7) .........................................   $  29,025    $  39,555    $  45,452    $  50,163    $  47,694
   Capital expenditures ...............................       8,110        8,758       14,261       18,915       11,925
   Cash provided by operating activities ..............      15,055       22,496       26,799       15,244       22,968
   Cash used in investing activities ..................      (8,087)      (7,941)     (14,712)     (17,619)      (5,538)
   Cash provided by (used in) financing activities ....      (6,863)     (15,004)         942       (9,157)      (4,983)
   Ratio of EBITDA to interest expense ................       2.67x        4.04x        6.01x        7.40x        7.89x


                                                                                  DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             1996         1997         1998         1999         2000
                                                          ---------    ---------    ---------    ---------    ---------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital .....................................   $  51,821   $  61,191   $  79,225   $  85,878   $ 102,064
  Total assets ........................................     177,709     178,504     189,319     206,296     231,141
  Short-term debt, including current maturities .......      14,808       2,314       3,600        --          --
  Long-term debt, less current maturities .............      80,350      78,600      75,000      75,000      75,000
  Stockholders' equity ................................      32,246      44,734      64,378      79,326      97,990

---------
(1) Certain prior period amounts have been restated to conform with the current period presentation.

(2) The Company recorded a $5.9 million curtailment gain due to the freeze of the Alside Retirement Plan at December 31, 1998. The Company also accrued an additional $3.3 million expense for retiree medical benefits related to the 1989 closure of Alside's metal siding plant.

(3) In 1996, the Company's equity in the earnings of Amercord was affected by a change in accounting principle, a settlement of a royalty dispute and an asset impairment writedown, the net amount of which was approximately $800,000 in income.

(4) The Company recorded a pretax writedown on its investment in Amercord in anticipation of a loss on the sale of Amercord.

(5) The extraordinary item represents, net of tax, the loss recognized on the writeoff of debt issuance costs and the prepayment premium paid on the purchase of the Company's 11 1/2% Senior Subordinated Notes ("11 1/2% Notes") in 1998.

(6) In accordance with the Commission Staff Accounting Bulletin, Topic 4D, shares of Common Stock issued during the 12-month period prior to the Company's initial public offering at prices below the initial public offering price have been included in the calculation as if these shares were outstanding for all periods presented. Earnings per share for all periods prior to the initial public offering in 1998 were computed in accordance with Topic 4D.

(7) EBITDA is calculated as income from operations plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA as presented above for the Company may not be comparable to similarly titled measures reported by other companies.


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

         ALSIDE. The Company's results of operations are primarily affected by the operating results of Alside, which accounted for more than 87% of the Company's net sales in each of the last three years. Because its residential building products are consumer durable goods, Alside's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. Alside's sales are also affected by changes in consumer preferences with respect to types of building products. Alside's products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. For each of the three years in the period ended December 31, 2000, Alside believes that its sales were made primarily to the repair and remodeling sector.

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

         The Company operates with significant operating and financial leverage. Significant portions of Alside's selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. As a result, a percentage change in Alside's net sales will have a greater percentage effect on Alside's income from operations. In addition, interest expense related to the Company's long-term debt is fixed.

         AMERCABLE. Rather than compete in the higher volume, commodity-type markets such as residential building wire and magnet wire, AmerCable seeks to compete as a market leader in smaller, niche markets in which products typically are specialized constructions designed to meet market-specific applications and require a higher value-added content. AmerCable manufactures and distributes a core group of cable products that it believes best utilize its manufacturing efficiencies and marketing and distribution capabilities. Its cable products are used primarily in the mining, offshore drilling and telecommunication industries. AmerCable's results can be affected by a slowdown in the mining and offshore drilling industries as a result of lower commodity prices. AmerCable expects sales of its telecommunication cable products will be favorably impacted as the telecommunication market continues to develop and expand over the next three years. AmerCable's sales can also be affected by the price of copper as AmerCable generally prices its cable products based upon market prices for copper at the time of shipment.

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

         SEGMENT DATA. Alside accounted for more than 87% of the Company's net sales and income from operations in each of the three years in the period ended December 31, 2000. In 2000, Alside accounted for approximately 86% of the Company's income from operations exclusive of corporate selling, general and administrative expenses. Management believes that a discussion of the Company's results and financial position for these periods is enhanced by presenting segment information for Alside and AmerCable. The tables below set forth for the periods indicated certain items from the Company's financial statements:

                                                                      YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------
                                                   2000                  1999                   1998
                                           -------------------  ----------------------   --------------------
                                                        % OF                    % OF                  % OF
                                                      TOTAL NET              TOTAL NET              TOTAL NET
                                            AMOUNT     SALES       AMOUNT      SALES      AMOUNT      SALES
                                           --------   ---------   --------   ---------   --------   ---------
                                                                (IN THOUSANDS)
CONSOLIDATED:
   Net sales - Alside (1) ..............   $434,845       87.1%   $410,107       90.1%   $357,292       87.1%
   Net sales - AmerCable (1) ...........     64,548       12.9      45,161        9.9      52,819       12.9
                                           --------   --------    --------   --------    --------   --------
      Total net sales ..................    499,393      100.0     455,268      100.0     410,111      100.0
   Gross profit ........................    145,399       29.1     137,672       30.2     124,289       30.3
   Selling, general and
      administrative expenses (2) ......    107,255       21.5      96,028       21.1      88,727       21.6
   Other income, net ...................       --         --          --         --         2,673        0.6
                                           --------   --------    --------   --------    --------   --------
   Income from operations ..............     38,144        7.6      41,644        9.1      38,235        9.3
   Interest expense ....................      6,046        1.2       6,779        1.5       7,565        1.8
   Gain on the sale of UltraCraft ......      8,012        1.6        --         --          --         --
   Equity in loss of Amercord ..........       --         --         1,337        0.3       1,881        0.4
   Writedown of Amercord ...............       --         --          --         --         4,351        1.1
                                           --------   --------    --------   --------    --------   --------
   Income before income tax expense ....     40,110        8.0      33,528        7.3      24,438        6.0
   Income tax expense ..................     16,555        3.3      13,038        2.8      11,382        2.8
                                           --------   --------    --------   --------    --------   --------
   Income before extraordinary item ....   $ 23,555        4.7%   $ 20,490        4.5%   $ 13,056        3.2%
                                           ========   ========    ========   ========    ========   ========

ALSIDE:
   Net sales (1) .......................   $434,845      100.0%   $410,107      100.0%   $357,292      100.0%
   Gross profit ........................    131,704       30.3     129,996       31.7     113,797       31.8
   Selling, general and
      administrative expenses ..........     95,404       22.0      87,588       21.4      81,282       22.7
   Other income, net ...................       --         --          --         --         2,673        0.7
                                           --------   --------    --------   --------    --------   --------
   Income from operations ..............   $ 36,300        8.3%   $ 42,408       10.3%   $ 35,188        9.8%
                                           ========   ========    ========   ========    ========   ========

AMERCABLE:
   Net sales (1) .......................   $ 64,548      100.0%   $ 45,161      100.0%   $ 52,819      100.0%
   Gross profit ........................     13,695       21.2       7,676       17.0      10,492       19.8
   Selling, general and
      administrative expenses ..........      7,880       12.2       4,801       10.6       4,718        8.9
                                           --------   --------    --------   --------    --------   --------
   Income from operations ..............   $  5,815        9.0%   $  2,875        6.4%   $  5,774       10.9%
                                           ========   ========    ========   ========    ========   ========

---------
(1) Certain prior period amounts have been restated to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $4.0 million, $3.6 million and $2.7 million for the years 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

         GENERAL. The Company's net sales increased 9.7% to $499.4 million in 2000 as compared to $455.3 million in 1999 due to higher sales at the Company's Alside and AmerCable divisions. Income from operations decreased 8.4% to $38.1 million in 2000 as compared to $41.6 million in 1999 as higher operating profits from the Company's AmerCable division were offset by lower operating profits at Alside. Net income increased to $23.6 million or $2.85 per share in 2000 as compared to $20.5 million or $2.46 per share in 1999. The increase in net income was due to the sale of the Company's cabinet operations, UltraCraft, in June 2000, which resulted in a pre-tax gain of $8.0 million. 2000 net income and earnings per share exclusive of the gain on UltraCraft were $18.6 million and $2.26, respectively.

         ALSIDE. Net sales at Alside increased to a record $434.8 million in 2000 as compared to $410.1 million in 1999 due to higher sales prices in vinyl siding and higher sales volume in vinyl windows and vinyl fence. Vinyl siding sales increased in 2000 as compared to 1999 as higher sales prices which were implemented to offset higher vinyl resin costs were partially offset by a slight decrease in siding unit volume. Vinyl window sales increased 9.7% in 2000 due primarily to a 6.5% increase in unit sales volume while sales of vinyl fence increased 28.5% due to higher sales volume. Gross profit increased to $131.7 million in 2000 but decreased as a percentage of sales as Alside was unable to recover any incremental margin on the selling price increases that resulted due to higher vinyl resin prices. Selling, general and administrative expense increased to $95.4 million in 2000 as compared to $87.6 million in 1999 due to the opening of eight additional Supply Centers as well as higher personnel costs and higher legal expense. Income from operations decreased to $36.3 million in 2000 from $42.4 million in 1999 as higher gross profits were more than offset by higher selling, general and administrative expense.

         AMERCABLE. AmerCable's net sales increased 42.9% to $64.5 million in 2000 as compared to $45.2 million in 1999 due to higher volume across all product lines. Sales increased by 86% in the industrial segment as sales of power cable to the telecommunications industry were very strong. Gross profit increased to $13.7 million in 2000 up from $7.7 million in 1999 due to higher sales and improved fixed cost absorption. Gross profit as a percentage of sales increased to 21.2% as compared to 17.0% in 1999. Selling, general and administrative expense increased to $7.9 million in 2000 as compared to $4.8 million in 1999. The increase is due to a $1.4 million increase in bad debt expense as well as higher personnel costs and higher incentive compensation. Bad debt expense increased by $1.4 million in 2000 as a result of a large customer that filed for bankruptcy. Income from operations increased to $5.8 million in 2000 as compared to $2.9 million in 1999 due to higher gross profits, which were offset in part by higher selling, general and administrative expense.

         OTHER. Net interest expense decreased $733,000 or 10.8% in 2000 as compared to 1999 primarily due to an increase in the Company's investment income. The Company recorded interest income of $1.1 million in 2000 as compared to $329,000 in 1999. The Company recorded $1.1 million in additional income tax expense due to an adjustment to a 1986 deferred tax asset recorded pursuant to the spin-off of the tire cord division into Amercord. This adjustment increased the effective tax rate from 38.5% to 41.3%.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

         GENERAL. The Company's net sales increased 11.0% to $455.3 million in 1999 as compared to $410.1 million in 1998 due to higher sales at the Company's Alside division. Income from operations increased to $41.6 million as compared to $38.2 million in 1998 due to increased profitability at Alside, which was partially offset by AmerCable's results from operations. Income before extraordinary item was $20.5 million or $2.46 per share on 8.3 million weighted average shares in 1999 as compared to $13.1 million or $1.55 per share on 8.4 million weighted average shares in 1998. The Company's 1998 income before extraordinary item was $14.7 million or $1.75 per share exclusive of the one-time accounting adjustments discussed below.

         ALSIDE. Alside's net sales increased 14.8% to $410.1 million in 1999 as compared to $357.3 million in 1998 due primarily to higher sales volume. Alside's sales increased across all product lines in 1999 as compared to 1998. During 1999, unit sales of vinyl siding and vinyl windows increased 16.2% and 11.0%, respectively, as compared to 1998. Gross profit as a percentage of net sales decreased slightly to 31.7% in 1999 as compared to 31.8%. Selling, general and administrative expense increased 7.8% to $87.6 million in 1999 as compared to $81.3 million in 1998 but decreased as a percentage of net sales. The increase in selling, general and administrative expense was due primarily to higher personnel costs, including incentive compensation. Income from operations increased $7.2 million, or 20.5% to $42.4 million in 1999 as compared to $35.2 million in 1998 due to higher sales and favorable fixed cost absorption. During 1998, Alside recorded a $5.9 million curtailment gain upon freezing the Alside Retirement Plan on December 31, 1998. Alside also accrued an additional $3.3 million for retiree medical benefits related to the 1989 closing of its metal siding plant. This additional accrual was based upon a recent actuarial study taking into account unfavorable claims experience. The net effect of these adjustments was a $2.7 million increase in 1998 operating income. Exclusive of the $2.7 million one-time accounting adjustments recorded in 1998, income from operations increased $9.9 million or 30.4%.

         AMERCABLE. AmerCable's net sales decreased to $45.2 million in 1999 as compared to $52.8 million in 1998 due primarily to lower sales volume of mining and offshore drilling products. Lower commodity prices resulted in decreased demand for mining and offshore drilling cable. Commodity prices improved during the last half of 1999. Gross profit as a percentage of net sales decreased to 17.0% in 1999 as compared to 19.8% in 1998 due to lower sales volume and lower fixed cost absorption resulting from lower production volume. Selling, general and administrative expense increased to

$4.8 million in 1999 as compared to $4.7 million in 1998 as lower incentive compensation was offset by higher personnel costs resulting from the hiring of additional sales personnel as well as higher advertising expenditures. Income from operations decreased to $2.9 million in 1999 as compared to $5.8 million in 1998 due primarily to lower sales volume and lower fixed cost absorption.

         AMERCORD. In November 1999, Amercord was recapitalized. In this transaction, the Company's interest in Amercord was reduced from 50% to 9.9%. As a result of the recapitalization, the Company received cash of $1.2 million (net of related expenses) and a subordinated note for $1.5 million due November 2004. In addition, the Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded a loss of $1.3 million and $1.9 million on its equity in the losses of Amercord during 1999 and 1998, respectively.

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

Quarterly sales and operating profit data for the Company in 2000 and 1999 are shown in the table below:

                                                                THREE MONTHS ENDED
                                                -------------------------------------------------
                                                MARCH 31     JUNE 30    SEPTEMBER 30  DECEMBER 31
                                                --------     --------   ------------  -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 2000
  Net sales - Alside (1) ..................     $ 87,141     $119,135     $118,715     $109,854
  Net sales - AmerCable (1) ...............       16,278       15,246       16,096       16,928
                                                --------     --------     --------     --------
    Total net sales .......................      103,419      134,381      134,811      126,782
  Gross profit ............................       28,593       39,733       40,277       36,796
  Income from operations ..................        4,310       12,715       13,155        7,964
  Net Income ..............................        1,591       11,894        5,967        4,103
  Basic earnings per common share .........         0.20         1.48         0.74         0.52
  Diluted earnings per common share .......         0.19         1.43         0.71         0.50

1999
  Net sales - Alside (1) ..................     $ 74,497     $109,613     $117,899     $108,098
  Net sales - AmerCable (1) ...............       10,721        9,969       11,163       13,308
                                                --------     --------     --------     --------
    Total net sales .......................       85,218      119,582      129,062      121,406
  Gross profit ............................       25,155       38,833       39,468       34,216
  Income from operations ..................        3,260       14,587       14,464        9,333
  Net Income ..............................          800        7,596        7,332        4,762
  Basic earnings per common share .........         0.10         0.94         0.91         0.59
  Diluted earnings per common share .......         0.09         0.91         0.88         0.58

--------

(1) Certain prior period amounts have been reclassified to conform with the current year presentation.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $23.0 million, $15.2 million and $26.8 million in 2000, 1999 and 1998, respectively. Cash flows from operations increased in 2000 as compared to 1999 due to primarily to lower working capital requirements. Cash flows from operations decreased $11.6 million in 1999 as compared to 1998. The decrease in operating cash flow in 1999 was primarily due to higher accounts receivable and inventory balances at year-end. The increase in accounts receivable was due to the 15% increase in fourth quarter 1999 sales as compared to the same period in 1998. Increased 1999 year-end inventory balances resulted from higher finished goods at Alside's Supply Centers due to higher sales and higher raw materials at its window manufacturing operations due to poor inventory management. AmerCable's inventory levels increased due to the expansion of its consigned inventory program in order to ensure its large customers have adequate inventory in stock.

         In May 1999, the Company amended its existing $50 million bank credit facility to extend the term of the facility through May 2002. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. The Credit Agreement is secured by substantially all of the Company's assets other than the Company's owned real property, equipment and its interest in Amercord. At December 31, 2000, $2.1 million of this facility had been used to secure various insurance letters of credit. At December 31, 2000 the Company had an available borrowing capacity under the Credit Agreement of approximately $47.9 million.

         Capital expenditures totaled $11.9 million, $18.9 million and $14.3 million in 2000, 1999 and 1998, respectively. Capital expenditures in 2000 were used primarily to increase extrusion capacity for window profiles, fencing and siding products, improve window efficiency and upgrade window information systems at Alside and increase capacity and processing efficiency at AmerCable. Expenditures in 1999 were primarily used to complete the new vinyl siding manufacturing facility in Freeport, Texas, expand extrusion capacity for window profiles and vinyl fence, expand capacity and increase manufacturing efficiency for semi-custom cabinets and increase production flexibility and capacity at AmerCable. Capital expenditures on the new vinyl siding manufacturing plant were $9.8 million in 1999. 1998 expenditures were primarily used to increase window welding and assembly capacity and to increase vinyl siding extrusion and blending capacity, including the construction of the new Freeport vinyl siding manufacturing plant. Capital expenditures on the new vinyl siding manufacturing plant were $4.2 million in 1998. The Company has historically funded these capital expenditure requirements out of cash generated from operating activities or borrowings under its bank credit facility.

         The Company believes that capital expenditures ranging from $8.0 million to $10.0 million represent a base level of spending needed to maintain its manufacturing facilities as well as provide for modest increases in capacity and further automation. The Board of Directors has approved capital expenditures of $17 million for 2001. Alside's 2001 budget includes expenditures to increase extrusion capacity for vinyl fence and vinyl windows and for the implementation of a new financial and ERP system to replace substantially all of Alside's existing information systems. The implementation of the new ERP system will take place over a two-year period at an estimated cost of $10.3 million, of which $4.1 million is expected to be incurred in 2001. Approximately $5.7 million of the 2001 capital budget has been allocated to AmerCable, primarily to add additional extrusion capacity.

         In March 1998, the Company completed a tender offer and consent solicitation with respect to its 11 1/2% Notes. In the tender offer, the Company purchased $72.9 million of the $75.0 million outstanding principal amount of the 11 1/2% Notes. Simultaneously with the consummation of the tender offer, the Company issued $75.0 million of 9 1/4% Notes. Concurrently with these transactions, the Company completed an initial public offering of 2,448,120 shares of Common Stock of which 808,520 shares were sold by the Company. The remaining 1,639,600 shares were sold by certain of the Company's stockholders, including the holder of the Class B Common Stock who converted 1,150,000 shares of Class B Common Stock into Common Stock on a one-to-one basis in connection with the offering. Net proceeds to the Company, after underwriting discounts and offering expenses, from the Common Stock and 9 1/4% Note offerings were $11.5 million and $72.4 million, respectively. The Company redeemed the $2.1 million principal amount of 11 1/2% Notes that remained outstanding in August 1998.

         In connection with the recapitalization of Amercord in November 1999, the Company guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco Inc. ("Ivaco") have the option to assume the loan. Ivaco has indemnified the Company for 50% of any loss under the guarantee.

         Effective October 1, 1998, the Company established an Employee Stock Purchase Plan ("ESPP"). Employees participating in the ESPP can purchase shares of Common Stock at a 15% discount to fair market value through payroll deductions of up to 25% of their eligible compensation. The Company registered 250,000 shares of Common Stock with the Securities and Exchange Commission ("SEC") for issuance pursuant to the ESPP. During 2000, 1999 and 1998, the Company issued 65,873, 80,919 and 35,327 shares of Common Stock pursuant to ESPP, resulting in net proceeds to the Company of approximately $848,000, $851,000 and $225,000, respectively.

         On October 27, 1998 the Company's Board of Directors approved a program to repurchase up to 800,000 shares of

Common Stock in open market transactions depending on market, economic and other factors. On November 28, 2000 the Company's Board authorized the repurchase of an additional 800,000 shares under the program for a total of 1.6 million shares. At December 31, 2000, the Company had repurchased 913,774 shares of Common Stock under this program at a cost of $11.9 million.

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

EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years. Alside's principal raw material, vinyl resin, has been subject to rapid price changes, including in 1999 and 2000. Alside has historically been able to pass on price increases to its customers. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin price increases and price increases in Alside's products. However, over longer periods of time, the impact of the price increases in vinyl resin tends to not be material. No assurances can be given that Alside will be able to pass on any price increases in the future. Alside does not expect any significant change in the price of vinyl resin for 2001.

FINANCIAL ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

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

         FINANCIAL COVENANT RESTRICTIONS. At December 31, 2000 the Company had total indebtedness of $75.0 million, compared to stockholders' equity of $98.0 million. In addition, the Company has a $50 million bank credit agreement. At December 31, 2000, the Company had borrowing capacity of approximately $47.9 million. The Company's bank credit agreement includes covenants that require the maintenance of certain financial ratios and net worth. This credit agreement also restricts the Company's ability to repurchase its Common Stock and to pay dividends. Outstanding borrowings under the bank credit agreement are secured by substantially all of the assets of the Company other than the Company's real property, equipment and its interests in Amercord. In addition, the Indenture under which the Company's 9 1/4% notes were issued contains covenants that, among other things, limits the Company's ability to incur additional indebtedness, pay dividends, make certain investments and repurchase stock or subordinated indebtedness. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report.

         COMPETITION FROM OTHER VINYL BUILDING PRODUCT MANUFACTURERS AND ALTERNATIVE BUILDING PRODUCT MATERIALS. With the exception of Owens Corning, we believe that no other company within the vinyl residential siding market competes with Alside in both manufacturing and distribution. However, Alside does compete with other manufacturers of vinyl building products. Some of these companies are larger and have greater financial resources than the Company. The Company also competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. Additionally, the Company's products face competition from alternative materials: wood and aluminum in the window market, and wood, masonry and metal in the siding market. There can be no assurance the Company will not be adversely impacted by its competitors or alternative materials. See Item 1. -- "Business -- Alside -- Competition" in this report.

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


ITEM 7a.       DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company had $22.5 million in short-term investments at December 31, 2000. The short-term investments are highly liquid with original maturities of less than six months and are subject to interest-rate risk. The value of these investments would decline in the event of increases in market interest rates. The Company generally holds these investments until maturity thus avoiding the losses resulting from sudden changes in interest rates. Declines in interest rates would reduce the amount of the Company's interest income. A 100 basis point decrease in interest rates would have decreased interest income for 2000 by approximately $173,000.

         The Company borrows under its revolving credit facility from time to time for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the revolving credit facility bear interest at either the prime commercial rate or LIBOR plus 1.00% at the option of the Company. Therefore, the Company is also subject to fluctuations in interest rates as a result of the terms of this credit facility. At December 31, 2000, the Company had no borrowings under its revolving credit facility.

         The Company has $75.0 million of Senior Subordinated Notes due 2008 that bear a fixed interest rate of 9 1/4%. The fair value of the Company's
9 1/4% Notes is sensitive to changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At December 31, 2000 the Company had no currency hedges in place.

COMMODITY PRICE RISK

         Copper is one of the primary raw materials used by its AmerCable division. A decrease in the price of copper may affect the Company's gross margins as AmerCable generally prices its cable products based on market prices for copper at the time of shipment. As a result, sudden decreases in copper prices can result in lower gross profit margins in future periods. The Company from time to time uses forward contracts as a hedge against changes in copper prices for specific contracts. At December 31, 2000, no raw material forward contracts were in place. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Forward-Looking Statements -- Changing Raw Material Costs and Availability" in this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        ASSOCIATED MATERIALS INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
     Report of Independent Auditors...............................................................   18
     Balance Sheets as of December 31, 2000 and 1999..............................................   19
     Statements of Operations for the years ended December 31, 2000, 1999 and 1998................   20
     Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998......   21
     Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998................   22
     Notes to Financial Statements................................................................   23

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Associated Materials Incorporated

We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                ERNST & YOUNG LLP

Dallas, Texas
February 9, 2001

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         DECEMBER 31,
                                                                                    ----------------------
                                                                                      2000         1999
                                                                                    ---------    ---------

                                     ASSETS


Current assets:
    Cash and cash equivalents ...................................................   $  15,879    $   3,432
    Short term investment .......................................................       5,019         --
    Accounts receivable, net of allowance for doubtful accounts of $6,168
       and $4,864 at December 31, 2000 and 1999, respectively ...................      50,853       52,583
    Inventories .................................................................      74,429       69,651
    Income taxes receivable .....................................................         453          226
    Other current assets ........................................................       4,213        3,872
                                                                                    ---------    ---------
Total current assets ............................................................     150,846      129,764
Property, plant and equipment, net ..............................................      73,917       71,682
Investment in Amercord Inc. .....................................................       2,393        2,393
Other assets ....................................................................       3,985        2,457
                                                                                    ---------    ---------
Total assets ....................................................................   $ 231,141    $ 206,296
                                                                                    =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ............................................................   $  19,273    $  16,933
    Accrued liabilities .........................................................      29,509       26,953
                                                                                    ---------    ---------
Total current liabilities .......................................................      48,782       43,886
Deferred income taxes ...........................................................       3,927        2,236
Other liabilities ...............................................................       5,442        5,848
Long-term debt ..................................................................      75,000       75,000
Commitments and Contingencies
Stockholders' equity:
    Preferred stock, $.01 par value:
        Authorized shares - 100,000 shares at December 31, 2000 and 1999
        Issued shares - 0 at December 31, 2000 and 1999 .........................        --           --
    Common stock, $.0025 par value:
        Authorized shares - 15,000,000 at December 31, 2000 and 1999 Issued shares - 7,164,024 at December 31, 2000 and 7,024,666 at
           December 31, 1999 ....................................................          18           17
    Common stock Class B, $.0025 par value:
        Authorized and issued shares - 1,550,000 at December 31, 2000 and
           December 31, 1999 ....................................................           4            4
    Less:  Treasury stock, at cost - 955,170 shares at December 31, 2000 and
        555,396 at December 31, 1999 ............................................     (12,425)      (6,626)
    Capital in excess of par ....................................................      14,862       13,154
    Retained earnings ...........................................................      95,531       72,777
                                                                                    ---------    ---------
Total stockholders' equity ......................................................      97,990       79,326
                                                                                    ---------    ---------
Total liabilities and stockholders' equity ......................................   $ 231,141    $ 206,296
                                                                                    =========    =========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             2000        1999        1998
                                                          ---------   ---------   ---------
Net sales .............................................   $ 499,393   $ 455,268   $ 410,111
Cost of sales .........................................     353,994     317,596     285,822
                                                          ---------   ---------   ---------
Gross profit ..........................................     145,399     137,672     124,289
Selling, general and administrative ...................     107,255      96,028      88,727
Other income, net .....................................        --          --         2,673
                                                          ---------   ---------   ---------
Income from operations ................................      38,144      41,644      38,235
Interest expense, net .................................       6,046       6,779       7,565
                                                          ---------   ---------   ---------
                                                             32,098      34,865      30,670
Gain on the sale of UltraCraft ........................       8,012        --          --
Equity in loss of Amercord Inc. .......................        --         1,337       1,881
Writedown of investment in Amercord Inc. ..............        --          --         4,351
                                                          ---------   ---------   ---------
Income before income tax and extraordinary item .......      40,110      33,528      24,438
Income tax expense ....................................      16,555      13,038      11,382
                                                          ---------   ---------   ---------
Income before extraordinary item ......................      23,555      20,490      13,056

Extraordinary loss from retirement of debt, net of
    income taxes ......................................        --          --         4,107
                                                          ---------   ---------   ---------

Net income ............................................   $  23,555   $  20,490   $   8,949
                                                          =========   =========   =========

Earnings Per Common Share - Basic:

Income before extraordinary item ......................   $    2.94   $    2.52   $    1.58

Extraordinary loss from retirement of debt ............        --          --         (0.50)
                                                          ---------   ---------   ---------

Net income ............................................   $    2.94   $    2.52   $    1.08
                                                          =========   =========   =========

Earnings Per Common Share - Assuming Dilution:

Income before extraordinary item ......................   $    2.85   $    2.46   $    1.55

Extraordinary loss from retirement of debt ............        --          --         (0.49)
                                                          ---------   ---------   ---------

Net income ............................................   $    2.85   $    2.46   $    1.06
                                                          =========   =========   =========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                               CLASS B                         CAPITAL
                                           COMMON STOCK      COMMON STOCK   TREASURY STOCK        IN                    TOTAL
                                          ---------------  --------------  ----------------     EXCESS    RETAINED   STOCKHOLDERS'
                                          SHARES  AMOUNT   SHARES  AMOUNT  SHARES    AMOUNT     OF PAR    EARNINGS     EQUITY
                                          ------- ------   ------  ------  ------  --------    --------   --------   ------------
Balance at December 31, 1997 ...........   4,935   $12      2,700    $ 7      41   $   (542)   $    505   $ 44,752    $ 44,734
  Net income and total
     comprehensive income ..............      --    --         --     --      --         --          --      8,949       8,949
  Cash dividends ($0.075 per share) ....      --    --         --     --      --         --          --       (569)       (569)
  Exercise of Common Stock
     options and related tax
     benefits ..........................      10    --         --     --      --         --          60         --          60
  Purchase of treasury shares ..........      --    --         --     --      47       (506)         --         --        (506)
  Common Stock issued ..................     809     2         --     --      --         --      11,483         --      11,485
  Common Stock issued under
     Employee Stock Purchase
     Plan ..............................      35    --         --     --      --         --         225         --         225
  Conversion of Class B Common
     Stock to Common Stock .............   1,150     3     (1,150)    (3)     --         --          --         --          --
                                           -----   ---     ------    ---    ----   --------    --------   --------    --------
Balance at December 31, 1998 ...........   6,939    17      1,550      4      88     (1,048)     12,273     53,132      64,378
  Net income and total
     comprehensive income ..............      --    --         --     --      --         --          --     20,490      20,490
  Cash dividends ($0.10 per share) .....      --    --         --     --      --         --          --       (845)       (845)
  Exercise of Common Stock
     options and related tax
     benefits ..........................       5    --         --     --      --         --          30         --          30
  Purchase of treasury shares ..........      --    --         --     --     467     (5,578)         --         --      (5,578)
  Common Stock issued under
     Employee Stock Purchase
     Plan ..............................      81    --         --     --      --         --         851         --         851
                                           -----   ---     ------    ---    ----   --------    --------   --------    --------
Balance at December 31, 1999 ...........   7,025    17      1,550      4     555     (6,626)     13,154     72,777      79,326
  Net income and total
     comprehensive income ..............      --    --         --     --      --         --          --     23,555      23,555
  Cash dividends ($0.10 per share) .....      --    --         --     --      --         --          --       (801)       (801)
  Exercise of Common Stock
     options and related tax
     benefits ..........................      73    --         --     --      --         --         860         --         860
  Purchase of treasury shares ..........      --    --         --     --     400     (5,799)         --         --      (5,799)
  Common Stock issued under
     Employee Stock Purchase
     Plan ..............................      66     1         --     --      --         --         848         --         849
                                           -----   ---     ------    ---    ----   --------    --------   --------    --------
Balance at December 31, 2000 ...........   7,164   $18      1,550    $ 4     955   $(12,425)   $ 14,862   $ 95,531    $ 97,990
                                           =====   ===     ======    ===    ====   ========    ========   ========    ========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2000        1999        1998
                                                                         --------    --------    --------
OPERATING ACTIVITIES
Net income ...........................................................   $ 23,555    $ 20,490    $  8,949
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization .....................................      9,550       8,519       7,217
   Deferred income taxes .............................................      1,691        (380)        665
   Provision for losses on accounts receivable .......................      2,884       2,323       3,500
   Equity in loss of Amercord Inc. ...................................         --       1,337       1,881
   Writedown of investment in Amercord Inc. ..........................         --          --       4,351
   Loss on sale of assets ............................................        558          51          30
   Extraordinary loss on retirement of debt, net of income taxes .....         --          --       4,107
   Other income, net .................................................         --          --      (2,673)
   Gain on the sale of UltraCraft ....................................     (8,012)         --          --
   Changes in operating assets and liabilities:
      Accounts receivable ............................................     (3,492)     (9,150)        (59)
      Inventories ....................................................     (5,180)    (13,406)        376
      Other current assets ...........................................       (677)       (300)       (281)
      Bank overdrafts ................................................         --          --      (4,769)
      Accounts payable ...............................................      1,882       5,220      (3,370)
      Accrued liabilities ............................................      2,556       1,536       3,415
      Income taxes receivable/payable ................................       (135)       (793)      3,757
      Other assets ...................................................     (1,804)        (38)         66
      Other liabilities ..............................................       (408)       (165)       (363)
                                                                         --------    --------    --------
Net cash provided by operating activities ............................     22,968      15,244      26,799

INVESTING ACTIVITIES
Additions to property, plant and equipment ...........................    (11,925)    (18,915)    (14,261)
Proceeds from sale of assets .........................................         86          65          49
Purchase of Alpine Industries, Inc. assets ...........................     (7,565)         --          --
Proceeds from the sale of UltraCraft .................................     18,885          --          --
Purchase of short-term investment ....................................     (5,019)         --          --
Proceeds from sale of Amercord interest ..............................         --       1,231          --
Investment in Amercord Inc. ..........................................         --          --        (500)
                                                                         --------    --------    --------
Net cash used in investing activities ................................     (5,538)    (17,619)    (14,712)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt .............................         --          --      75,000
Net proceeds from issuance of common stock ...........................        849         851      11,710
Net decrease in revolving line of credit .............................         --          --        (564)
Principal payments of long-term debt .................................         --      (3,600)     (1,750)
Principal payments of 11 1/2% Senior Subordinated Notes ..............         --          --     (75,000)
Prepayment premium on early retirement of debt .......................         --          --      (4,899)
Debt issuance costs ..................................................         --          --      (2,509)
Options exercised ....................................................        768          15          29
Dividends paid .......................................................       (801)       (845)       (569)
Treasury stock acquired ..............................................     (5,799)     (5,578)       (506)
                                                                         --------    --------    --------
Net cash provided by (used in) financing activities ..................     (4,983)     (9,157)        942
                                                                         --------    --------    --------
Net increase (decrease) in cash ......................................     12,447     (11,532)     13,029
Cash at beginning of period ..........................................      3,432      14,964       1,935
                                                                         --------    --------    --------
Cash at end of period ................................................   $ 15,879    $  3,432    $ 14,964
                                                                         ========    ========    ========
Supplemental Information:
    Cash paid for interest ...........................................   $  7,177    $  7,108    $  8,924
                                                                         ========    ========    ========
    Cash paid for income taxes .......................................   $ 15,292    $ 14,313    $  8,259
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

     New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement 133" which defers the implementation of Statement 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The adoption of these statements did not have a material effect on the Company's financial position, results of operations or cash flows.

         In September 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which is effective for the fourth quarter of 2000. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes such costs. Prior to implementing EITF 00-10, the Company classified shipping and handling amounts billed to a customer as revenue. Costs incurred related to shipping and handling were classified as a reduction of revenue. The Company has reclassified prior period information to conform with the provisions of EITF 00-10.

         In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101, "Revenue Recognition in Financial Statements" which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 during 2000. The adoption of SAB 101 had no effect on the Company's results of operations for any period.

     Revenue Recognition

         Product sales are recognized at the time of shipment and when payment is reasonably certain.

     Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market.

     Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years.


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

     Short-Term Investment

         At December 31, 2000 the Company has a $5.0 million commercial paper investment, with an original maturity of six months, reported as a short-term investment on the balance sheet. The Company classified the investment as held-to-maturity as the Company has the intent and ability to hold the investment to maturity. The investment is carried at amortized cost.

     Derivatives

         From time to time the Company hedges its position with respect to raw material or currency fluctuations on specific contracts by entering into forward contracts or purchase options, the cost of which are realized upon the completion of the contract. No such contracts were in place at December 31, 2000.

     Interest Income

         Interest income was $1.1 million, $329,000 and $413,000 in 2000, 1999 and 1998, respectively, and is included in interest expense, net.

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

     Advertising

         The Company expenses advertising costs as incurred. Advertising expense was $9.2 million, $8.5 million and $8.7 million in 2000, 1999 and 1998, respectively.

     Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.


2.       INVESTMENT IN AMERCORD

         The Company owns a 9.9% interest in Amercord, a manufacturer of steel tire cord and tire bead wire used in the tire manufacturing industry.

         During 1998, the Company announced its intention to sell its 50% interest in Amercord. The Company recorded a pretax write-down of $4,351,000 ($0.38 per share after tax) on its investment in Amercord in anticipation of a loss on the sale of Amercord.

         During the fourth quarter of 1999, Amercord was recapitalized, reducing the Company's interest in Amercord from 50% to 9.9%. As a result of the recapitalization, the Company received cash of $1.2 million (net of related expenses) and a subordinated note for $1.5 million due November 2004. In addition, the Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003. The Company currently accounts for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded equity in the losses of Amercord of $1.3 million and $1.9 million in 1999 and 1998, respectively.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The Company has guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco Inc. ("Ivaco") have the option to assume the loan. Ivaco has indemnified the Company for 50% of any loss under the guarantee.

         The fair value of the $1.5 million note and the 9.9% equity ownership (taking into consideration the $2.0 million put option) at December 31, 2000 was $1.2 million and $1.1 million, respectively. These amounts are listed as Investment in Amercord Inc. in the accompanying balance sheets.


3.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):

                                                    2000     1999     1998
                                                   ------   ------   ------
Balance at beginning of period .................   $4,864   $4,159   $4,423
  Provision for losses .........................    2,884    2,323    3,500
  Losses sustained (net of recoveries) .........    1,358    1,618    3,764
  Allowance for UltraCraft receivables sold ....      222       --       --
                                                   ------   ------   ------
Balance at end of period .......................   $6,168   $4,864   $4,159
                                                   ======   ======   ======



4.       INVENTORIES

         Inventories at December 31 consist of (in thousands):

                                            2000     1999
                                          -------   -------
Raw materials .........................   $23,229   $20,043
Work-in-progress ......................     5,101     5,937
Finished goods and purchased stock ....    46,099    43,671
                                          -------   -------
                                          $74,429   $69,651
                                          =======   =======


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 consist of (in thousands):


                                       2000       1999
                                     --------   --------
Land .............................   $  1,878   $  1,939
Buildings ........................     29,601     30,472
Construction in process ..........      1,985      3,281
Machinery and equipment ..........    106,596     98,106
                                     --------   --------
                                      140,060    133,798
Less accumulated depreciation ....     66,143     62,116
                                     --------   --------
                                     $ 73,917   $ 71,682
                                     ========   ========


6.       ACCRUED LIABILITIES AND OTHER LIABILITIES

         Accrued liabilities at December 31 consist of (in thousands):

                                        2000       1999
                                       -------   -------
Employee compensation ..............   $12,450   $11,419
Sales promotions and incentives ....     6,813     4,635
Employee benefits ..................     3,450     4,054
Interest ...........................     2,313     2,326
Other ..............................     4,483     4,519
                                       -------   -------
                                       $29,509   $26,953
                                       =======   =======

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Other liabilities of $5,442,000 and $5,848,000 at December 31, 2000 and 1999, respectively, consist primarily of accruals for retiree medical benefits related to the 1989 closure of the Company's metal plant.

7.       REVOLVING CREDIT ARRANGEMENTS

         In May 1999, the Company amended its $50 million credit agreement with KeyBank, N.A. ("Credit Agreement") to extend the term to May 31, 2002. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. Unused letters of credit totaled $2,116,000 at December 31, 2000, primarily related to insurance. The Company's available borrowing capacity at December 31, 2000 was approximately $47,884,000. The Credit Agreement includes covenants that require the maintenance of certain financial ratios and net worth and that place restrictions on the repurchase of common stock and the payment of dividends. Outstanding borrowings under the Credit Agreement are secured by substantially all of the assets of the Company other than the Company's real property, equipment and its interest in Amercord.

         Interest is payable on borrowings under the revolving credit facility at either the prime commercial rate (9.5% at December 31, 2000) or LIBOR plus 1.00% at the option of the Company and on the unused credit facility at a rate of .20%. Letter of credit fees of 1.125% are paid at origination.

         The weighted average interest rate for borrowings under the revolving credit facility was 8.36% and 7.75% for December 31, 2000 and 1999, respectively.


8.       LONG-TERM DEBT

         Long-term debt at December 31, 2000 and 1999 consists of $75 million of 9 1/4% Senior Subordinated Notes due 2008. The fair value of the 9 1/4% Notes at December 31, 2000 was $71,625,000 based upon quoted market price.

         In March 1998, the Company purchased $72,900,000 principal amount of its outstanding 11 1/2% Senior Subordinated Notes due August 15, 2003 ("11 1/2% Notes") through a tender offer and consent solicitation. As a result of this transaction, the Company incurred an extraordinary charge of $4,054,000, net of income taxes of $2,841,000, resulting from the premium paid in connection with the purchase of the 11 1/2% Notes and the write-off of debt issuance costs associated with the 11 1/2% Notes.

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

         The 9 1/4% Notes are redeemable at the Company's option, in whole or in part, at any time on or after March 1, 2003, at redemption prices ranging from 104.625% commencing on March 1, 2003 and reducing to 100% on March 1, 2006 and thereafter. The 9 1/4% Note Indenture includes certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends and make other restrictive payments and consummate certain transactions.

         On August 17, 1998, the Company redeemed the $2,100,000 principal amount of 11 1/2% Notes that remained outstanding after the tender offer. As a result of this transaction, the Company incurred an extraordinary charge of approximately $53,000, net of income taxes of $37,000, resulting from the premium paid in connection with the redemption.


9.       ACQUISITIONS AND DIVESTITURES

         On October 6, 2000, the Company acquired substantially all of the assets of Alpine Industries, Inc. for $7.6 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets is Alpine's leased window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows for the new construction, manufactured housing and remodeling markets. The Company accounted for the acquisition using the

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


purchase method of accounting and the results of operations have been included in the Company's income statement from the date of acquisition.

         The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $18.9 million after working capital adjustments and transaction costs. The Company recorded a pre-tax gain on the sale of $8.0 million. UltraCraft represented approximately 5% of the Company's 1999 net sales.

         Under the terms of the 9 1/4% Note Indenture, the Company is obligated to make an offer to repurchase the 9 1/4% Notes using the after-tax net proceeds from the UltraCraft sale, to the extent the Company does not use these net proceeds within one year of the sale to repay senior indebtedness or to acquire assets used in, or other businesses similar to, the business currently conducted by the Company. As a result of the Company's acquisition of the Alpine assets together with other capital expenditures, the Company believes that it is not obligated to make an offer to repurchase the notes.


10.      COMMITMENTS

         Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are approximately $11,529,000, $10,215,000, $8,083,000,
$5,914,000, $3,417,000 and $2,856,000 for the years ending December 31, 2001,
2002, 2003, 2004, 2005 and thereafter, respectively. Lease expense was approximately $14,673,000, $13,141,000 and $12,171,000 for the years ended
December 31, 2000, 1999 and 1998, respectively. The Company's lease agreements typically contain renewal options.


11.      INCOME TAXES

         Income tax expense for the years ended December 31 consists of (in thousands):

                                   2000                   1999                     1998
                            -------------------   --------------------    -------------------
                            Current    Deferred    Current    Deferred     Current   Deferred
                            --------   --------   --------    --------    --------   --------
Federal income taxes ....   $ 13,800   $  1,510   $ 11,776    $   (364)   $  6,366   $    542
State income taxes ......      1,064        181      1,642         (16)      1,473        123
                            --------   --------   --------    --------    --------   --------
                            $ 14,864   $  1,691   $ 13,418    $   (380)   $  7,839   $    665
                            ========   ========   ========    ========    ========   ========


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                          2000       1999
                                        --------    --------
Deferred tax assets:
   Medical benefits .................   $  2,095    $  2,252
   Bad debt expense .................      1,979       1,052
   Pension expense ..................       (302)        305
   Inventory costs ..................      1,108         833
   Capital loss on Amercord Inc. ....        472       3,564
   Other ............................        616         782
                                        --------    --------
Total deferred tax assets ...........      5,968       8,788
Deferred tax liabilities:
   Depreciation .....................      8,975      10,507
   Other ............................        920         517
                                        --------    --------
Total deferred tax liabilities ......      9,895      11,024
                                        --------    --------
Net deferred tax liabilities ........   $ (3,927)   $ (2,236)
                                        ========    ========

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                           2000    1999    1998
                                                           ----    ----    ----
Statutory rate .........................................   35.0%   35.0%   35.0%
State income tax, net of federal income tax benefit ....    2.0     3.2     5.5
Equity in loss of Amercord .............................     --      --     6.0
Other ..................................................    4.3     0.7     1.2
                                                           ----    ----    ----
Effective rate .........................................   41.3%   38.9%   47.7%
                                                           ====    ====    ====


         During the third quarter 2000, the Company recorded $1.1 million in additional income tax expense due to an adjustment to a deferred tax asset, which was recorded in 1986 pursuant to the spin-off of the Company's tire cord operation into Amercord. The effect of this adjustment is included in the other category in the rate reconciliation. Exclusive of this adjustment, the Company's effective tax rate would have been 38.5%.


12.      STOCKHOLDERS' EQUITY

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

         In October 1998 the Company's Board of Directors approved a stock repurchase program that authorized the Company to purchase up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors. In November 2000, the Board authorized increasing the Company's stock repurchase program by an additional 800,000 shares, bringing the total number of shares under the plan to 1,600,000 shares. During 2000, 1999 and 1998, the Company repurchased 399,774, 467,000 and 47,000 shares of its common stock under the stock repurchase program at a cost of $5,799,000, $5,578,000 and $506,000.


13.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                             YEAR ENDED DECEMBER 31,
                                                                           ---------------------------
                                                                             2000      1999     1998
                                                                           -------   -------   -------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
       Numerator for basic and diluted earnings per common share --
            income before extraordinary item ...........................   $23,555   $20,490   $13,056
Denominator:
       Denominator for basic earnings per common share --
            weighted-average shares ....................................     8,007     8,126     8,260
       Effect of dilutive securities:
            Employee stock options .....................................       251       218       143
                                                                           -------   -------   -------
       Denominator for diluted earnings per common share --
            adjusted weighted-average shares ...........................     8,258     8,344     8,403
                                                                           =======   =======   =======
Basic earnings per common share before extraordinary item ..............   $  2.94   $  2.52   $  1.58
                                                                           =======   =======   =======
Diluted earnings per common share before extraordinary item ............   $  2.85   $  2.46   $  1.55
                                                                           =======   =======   =======

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Options to purchase 50,000 and 40,000 shares of common stock with a weighted average exercise price of $16.11 and $16.00 per share were outstanding for the years ended December 31, 2000 and December 31, 1999, respectively, but were excluded from the diluted earnings per share calculation because the option exercise price was greater than the average market price of the common stock during the period.


14.      STOCK PLANS

         The Company has a stock option plan, whereby it grants stock options to certain directors, officers and key employees. The Company has authorized 800,000 shares of common stock to be issued under the plan. Options were granted at fair market value on the grant date and are exercisable for ten years. Options vest by either of the following methods: 50% vests upon the grant date with the other 50% vesting after two years or 20% vests upon the grant date with an additional 20% vesting each year commencing on the first anniversary of the grant date. All outstanding options granted under the stock option plan are non-statutory stock options.

         Transactions during 1998, 1999 and 2000 under this plan are summarized below:


                                                                                          WEIGHTED AVERAGE
                                                    SHARES                PRICE            EXERCISE PRICE
                                                    -------        ------------------     ----------------
Options outstanding at December 31, 1997......      307,300          $2.925 to $16.00          $  7.79
Exercised.....................................      (10,000)              $2.925               $ 2.925
Granted  .....................................      275,000               $9.00                $  9.00
                                                    -------        ------------------          -------
Options outstanding at December 31, 1998......      572,300          $2.925 to $16.00          $  8.45
Exercised.....................................       (5,000)              $2.925               $ 2.925
                                                    -------        ------------------          -------
Options outstanding at December 31, 1999......      567,300        $ 2.925 to $ 16.00          $  8.50
Exercised.....................................      (73,486)       $  5.00 to $11.875          $  9.57
Granted.......................................      167,500        $11.875 to $16.563          $ 13.50
Expired or canceled...........................      (26,514)       $  9.00 to $11.875          $  9.72
                                                    -------        ------------------          -------
Options outstanding at December 31, 2000......      634,800        $ 2.925 to $16.563          $  9.65
                                                    =======


         Options to purchase 476,800, 407,800 and 298,800 shares were exercisable at December 31, 2000, 1999 and 1998, respectively. The weighted average exercise price of options outstanding was $9.65, $8.50 and $8.45 at December 31, 2000, 1999 and 1998, respectively.

         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                  OPTIONS OUTSTANDING
                       -----------------------------------------        OPTIONS EXERCISABLE
                                     WEIGHTED                        ------------------------
                                     AVERAGE        WEIGHTED                     WEIGHTED
                                    REMAINING        AVERAGE                      AVERAGE
      RANGE            SHARES     LIFE IN YEARS   EXERCISE PRICE     SHARES    EXERCISE PRICE
-------------------    -------    -------------   --------------    --------   --------------
  $2.925 to $5.00      142,300         3.09          $ 3.224         142,300        $ 3.224
  $9.00 to $12.00      342,500         7.28          $10.065         242,500        $10.290
$13.875 to $16.5625    150,000         8.41          $14.788          92,000        $14.993

         The Company adopted the disclosure provisions of SFAS No. 123 in 1996 but continues to measure stock-based compensation in accordance with APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value at date of grant for options granted during 2000 and 1998 using the Black Scholes method was $12.58 and $7.53 per option, respectively. No options were granted in 1999. The fair value of the options was estimated at the date of the grant using the Black Scholes option pricing model with the following assumptions for 2000 and 1998, respectively: dividend yield of .67% and 1.0%, volatility factor of the expected market price of the stock of .307 and 1.00, a weighted-average risk free interest rate of 6.38% and 5.45% and an expected life of the option of 10 years.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Stock based compensation costs would have reduced net income by $977,000, $475,000 and $669,000 or $0.12, $0.06 and $0.08 per basic and diluted share in 2000, 1999 and 1998, respectively, if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 2000, 1999 and 1998 may not be representative of the pro forma effect on net income in future years.

         Effective October 1, 1998 the Company established an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase the Company's common stock at 85% of the lower of the fair market value on the first day of the option period or the last day of the option period. The Company registered 250,000 shares of common stock for issuance under the ESPP. Employees purchased 65,873, 80,919 and 35,327 shares under the ESPP at average prices of $12.87, $10.52 and $6.378 per share during 2000, 1999 and 1998, respectively.


15.      BUSINESS SEGMENTS

         The Company has two reportable segments: building products and electrical cable products. The principal business activities of the building products segment are the manufacture of vinyl siding, vinyl windows and the wholesale distribution of these and other complementary building products principally to professional home remodeling and new construction contractors. The principal business activity of the electrical cable segment is the manufacture and sale of jacketed electrical cable.

         The Company evaluates performance and allocates resources based on operating profit, which is net sales less operating costs and expenses.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Comparative financial data by reportable segment for the years ended December 31 are as follows (in thousands):

                                                          2000         1999        1998
                                                       ---------    ---------    ---------
Net sales:
       Building products ...........................   $ 434,845    $ 410,107    $ 357,292
       Electrical cable products ...................      64,548       45,161       52,819
                                                       ---------    ---------    ---------
                                                       $ 499,393    $ 455,268    $ 410,111
                                                       =========    =========    =========

Operating profits (losses):
       Building products ...........................   $  36,300    $  42,408    $  35,188
       Electrical cable products ...................       5,815        2,875        5,774
       Corporate expense ...........................      (3,971)      (3,639)      (2,727)
                                                       ---------    ---------    ---------
                                                       $  38,144    $  41,644    $  38,235
                                                       =========    =========    =========

Identifiable assets:
       Building products ...........................   $ 165,990    $ 167,024    $ 139,279
       Electrical cable products ...................      34,255       26,673       21,213
       Corporate ...................................      30,896       12,599       28,827
                                                       ---------    ---------    ---------
                                                       $ 231,141    $ 206,296    $ 189,319
                                                       =========    =========    =========

Depreciation and amortization:
       Building products ...........................   $   7,767    $   6,900    $   5,719
       Electrical cable products ...................       1,493        1,347        1,181
       Corporate ...................................         290          272          317
                                                       ---------    ---------    ---------
                                                       $   9,550    $   8,519    $   7,217
                                                       =========    =========    =========
Net additions to property, plant and equipment:
       Building products ...........................   $   7,936    $  16,018    $  12,658
       Electrical cable products ...................       3,708        2,897        1,596
       Corporate ...................................         281           --            7
                                                       ---------    ---------    ---------
                                                       $  11,925    $  18,915    $  14,261
                                                       =========    =========    =========


         Identifiable assets by segment are those used in the Company's operations in each segment. Corporate assets are principally the Company's cash and cash equivalents and short term investment. The Company operates principally in the United States. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.


16.      RETIREMENT PLANS

         The Company sponsors a defined benefit pension plan, The Premium Building Products Company Hourly Employees Pension Plan ("Premium Plan"), which covers approximately 250 participants. The Company froze the Alside defined benefit retirement plan ("Alside Plan") effective December 31, 1998 and replaced it with a defined contribution plan effective January 1, 1999. As a result of the plan freeze, the Company recorded a $5,951,000 curtailment gain in 1998. Prepaid pension and accrued pension liabilities are included in other assets and accrued liabilities in the accompanying balance sheets.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         Information regarding the Company's defined benefit plans is as follows:


                                                                     2000                            1999
                                                         -----------------------------     -----------------------------
                                                            ALSIDE           PREMIUM          ALSIDE          PREMIUM
                                                             PLAN             PLAN             PLAN             PLAN
                                                         ------------     ------------     ------------     ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year ....   $ 26,322,987     $    990,155     $ 25,818,400     $    988,298
Service cost .........................................        221,534           41,091               --           38,144
Interest cost ........................................      1,814,543           74,301        1,845,841           68,168
Plan amendments ......................................             --               --               --               --
Curtailment ..........................................             --               --               --               --
Actuarial (gain) loss ................................     (1,608,232)           7,202         (360,718)         (91,910)
Benefits paid ........................................     (1,017,607)         (12,842)        (980,536)         (12,545)
                                                         ------------     ------------     ------------     ------------
Projected benefit obligation at end of year ..........   $ 25,733,225     $  1,099,907     $ 26,322,987     $    990,155
                                                         ============     ============     ============     ============

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year ............   $ 34,346,364     $    918,140     $ 30,406,944     $    807,158
Actual return on plan assets .........................       (915,028)         (24,839)       4,919,956          119,427
Employer contributions ...............................             --               --               --            4,100
Benefits paid ........................................     (1,017,607)         (12,842)        (980,536)         (12,545)
                                                         ------------     ------------     ------------     ------------
Fair value of assets at end of year ..................     32,413,729          880,459       34,346,364          918,140

Funded status ........................................      6,680,504         (219,448)       8,023,377          (72,015)
Unrecognized:
    Transition obligation ............................             --           21,301               --           28,402
    Prior service costs ..............................             --           44,125               --           50,367
    Cumulative net gain ..............................     (5,681,834)        (102,245)      (8,638,631)        (226,527)
                                                         ------------     ------------     ------------     ------------
Accrued pension asset (liability) ....................   $    998,670     $   (256,267)    $   (615,254)    $   (219,773)
                                                         ============     ============     ============     ============

KEY ASSUMPTIONS AS OF DECEMBER 31
Discount rate ........................................           7.50%            7.50%            7.50%            7.50%
Long-term rate of return on assets ...................           9.00%            9.00%            9.00%            9.00%
Salary increases .....................................            N/A              N/A              N/A              N/A


NET PERIODIC PENSION COST
Service cost .........................................   $    221,534     $     41,091     $         --     $     38,144
Interest cost ........................................      1,814,543           74,301        1,845,841           68,168
Expected return on assets ............................     (3,040,376)         (82,002)      (2,688,695)         (72,294)
Amortization of unrecognized:
    Transition obligation ............................             --            7,101               --            7,101
    Prior service costs ..............................             --            6,242               --            6,242
    Cumulative net gain ..............................       (609,625)         (10,239)        (165,546)              --
                                                         ------------     ------------     ------------     ------------
Net periodic pension (benefit) cost ..................   $ (1,613,924)    $     36,494     $ (1,008,400)    $     47,361
                                                         ============     ============     ============     ============


         The Company sponsors two defined contribution plans (the "401(k) Plans") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plans are qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Alside 401(k) Plan covers all full-time, non-union employees of Alside and matches up to 4.0% of eligible compensation. For the years ended December 31, 2000 and 1999, the Company's pre-tax contribution to the Alside 401(k) Plan was $2,041,000 and $2,100,000, respectively. The AmerCable 401(k) Plan covers all

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


full-time employees of AmerCable and matches up to 3.5% of eligible compensation. For the years ended December 31, 2000, 1999 and 1998, the Company's pre-tax contributions to the AmerCable 401(k) Plan were $238,000, $215,000 and $201,000, respectively.


17.      CONTINGENCIES

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the Company's directors is set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 24, 2001 ("Proxy Statement"), to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.

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


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth under the captions "Board of Directors and Committees of the Board - Director Compensation," "Executive Officer Compensation," "Option/SAR Grants in 2000," and "Aggregated Option/SAR Exercises in 2000 and December 31, 2000 Option/SAR Values" in the Proxy Statement, to be filed with the Commission pursuant to Regulation 14A, which is incorporated herein by reference.


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

(a)(2)   FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

(b)      REPORTS ON FORM 8-K

         During the quarter ended December 31, 2000, the Company filed no Current Reports on Form 8-K.

(c)      EXHIBITS

      3.1   --    Restated Certificate of Incorporation, as amended, of
                  Associated Materials Incorporated (the "Company")
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1, Commission File No.
                  33-84110 (the "1994 Registration Statement")).

      3.2   --    Restated Bylaws of the Company (incorporated by reference to
                  Exhibit 3.2 of the 1994 Registration Statement).

      4.1   --    Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note Indenture")
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1, Commission File No.
                  33-42067 (the "1997 Debt Registration Statement")).

      4.2   --    Form of Senior Subordinated Note under the 9 1/4% Note
                  Indenture (incorporated by reference to Exhibit A to Exhibit
                  4.1 to the 1997 Debt Registration Statement).

      4.3   --    Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc.
                  ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G.
                  Winspear, D.W. Winspear, R.L. Winspear, B.W. Meyer, The
                  Principal/The Eppler, Guerin & Turner, Inc., Frank T.
                  Lauinger, John Wallace and Bonnie B. Smith (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the
                  "1993 Form 10-K")).

      4.4  --     Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M. Winspear
                  (incorporated by reference to Exhibit 4.4 to the 1993 Form
                  10-K).

      4.5   --    Amendment to the Stockholders' Agreement, dated as of April 1,
                  1994, among the Company, PruSupply, W.W. Winspear and M.M.
                  Winspear (incorporated by reference to Exhibit 4.5 to the 1994
                  Registration Statement).

      4.6   --    Second Amendment to the Stockholders' Agreement, dated as of
                  July 1, 1994, among the Company, PruSupply, W.W. Winspear and
                  M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration Statement).

      4.7   --    Third Amendment to the Stockholders' Agreement, dated as of
                  October 12, 1994, among the Company, Prudential and the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.15 to the 1994 Registration Statement).

      4.8   --    Assumption Agreement, effective as of July 29, 1994, by the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.7 to the 1994 Registration Statement).

      4.9   --    Assumption Agreement, effective as of September 30, 1994 by
                  The Prudential Insurance Company of America ("Prudential")
                  (incorporated by reference to Exhibit 4.14 to the 1994
                  Registration Statement).

      4.10   --   Assumption Agreement, effective as of February 16, 2000 by PCG
                  Finance Company II, LLC (incorporated by reference to Exhibit
                  4.1 to the March 30, 2000 Form 10-Q).

     10.1    --   Agreement of Sale, dated as of January 30, 1984, between USX
                  Corporation (formerly United States Steel Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration Statement).

     10.2    --   Amendment Agreement, dated as of February 29, 1984, between
                  USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

     10.3   --    Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company
                  (incorporated by reference to Exhibit 10.14 to the 1994
                  Registration Statement).

     10.4*  --    Associated Materials Incorporated Amended and Restated 1994
                  Stock Incentive Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997).

     10.5   --    Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the
                  "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     10.6   --    Third Amendment to Second Amended and Restated Loan and
                  Security Agreement and Waiver, dated May 21, 1999 between the
                  Company and KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the June 30, 1999 Form 10-Q).

     10.7   --    Third Amended and Restated Note, dated April 2, 1996, from the
                  Company to KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     10.8*  --    Associated Materials Incorporated Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998).

     10.9*  --    Employment Agreement, dated December 19, 1999, between Michael
                  Caporale, Jr. and Company (incorporated by reference to Exhibit 10.1 to the March 30, 2000 Form 10-Q).

     10.10* --    Associated Materials Incorporated Incentive Bonus Plan.

     21.1   --    List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the December 31, 1998 Form 10-K).

     23.1   --    Consent of Independent Auditors.

     24.1   --    Power of Attorney of directors and certain executive officers of the Company.

---------
*Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 20, 2001.

                                     ASSOCIATED MATERIALS INCORPORATED

                                     By: /s/ ROBERT L. WINSPEAR
                                         ---------------------------------------
                                         Robert L. Winspear
                                         Chief Financial Officer,
                                         Vice President, Secretary and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

        Signature                              Title
        ---------                              -----
   WILLIAM W. WINSPEAR*            Chairman of the Board, President and
--------------------------                Chief Executive Officer
   William W. Winspear                 (Principal Executive Officer)


  /s/ ROBERT L. WINSPEAR         Chief Financial Officer, Vice President,
--------------------------                Secretary and Treasurer
   Robert L. Winspear          (Principal Financial and Accounting Officer)

   MICHAEL CAPORALE, Jr.*                        Director
--------------------------
  Michael Caporale, Jr.

    RICHARD I. GALLAND*                          Director
--------------------------
   Richard I. Galland

       JOHN T. GRAY*                             Director
--------------------------
      John T. Gray

      JAMES F. LEARY*                            Director
--------------------------
     James F. Leary

      ALAN B. LERNER*                            Director
--------------------------
     Alan B. Lerner

      A. A. MEITZ*                               Director
--------------------------
       A.A. Meitz

      Robert L. Winspear, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Associated Materials Incorporated on the 20 day of March, 2001, pursuant to a power of attorney executed on behalf of each of these officers and directors, and contemporaneously filed hereunto with the Securities and Exchange Commission.

* By: /s/ ROBERT L. WINSPEAR
      ----------------------
          Robert L. Winspear
          Attorney-in-Fact

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                        DESCRIPTION
    -------                       -----------
      3.1   --    Restated Certificate of Incorporation, as amended, of
                  Associated Materials Incorporated (the "Company")
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Registration Statement on Form S-1, Commission File No.
                  33-84110 (the "1994 Registration Statement")).

      3.2   --    Restated Bylaws of the Company (incorporated by reference to
                  Exhibit 3.2 of the 1994 Registration Statement).

      4.1   --    Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note Indenture")
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1, Commission File No.
                  33-42067 (the "1997 Debt Registration Statement")).

      4.2   --    Form of Senior Subordinated Note under the 9 1/4% Note
                  Indenture (incorporated by reference to Exhibit A to Exhibit
                  4.1 to the 1997 Debt Registration Statement).

      4.3   --    Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc.
                  ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G.
                  Winspear, D.W. Winspear, R.L. Winspear, B.W. Meyer, The
                  Principal/The Eppler, Guerin & Turner, Inc., Frank T.
                  Lauinger, John Wallace and Bonnie B. Smith (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1993 (the
                  "1993 Form 10-K")).

      4.4  --     Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M. Winspear
                  (incorporated by reference to Exhibit 4.4 to the 1993 Form
                  10-K).

      4.5   --    Amendment to the Stockholders' Agreement, dated as of April 1,
                  1994, among the Company, PruSupply, W.W. Winspear and M.M.
                  Winspear (incorporated by reference to Exhibit 4.5 to the 1994
                  Registration Statement).

      4.6   --    Second Amendment to the Stockholders' Agreement, dated as of
                  July 1, 1994, among the Company, PruSupply, W.W. Winspear and
                  M.M. Winspear (incorporated by reference to Exhibit 4.6 to the
                  1994 Registration Statement).

      4.7   --    Third Amendment to the Stockholders' Agreement, dated as of
                  October 12, 1994, among the Company, Prudential and the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.15 to the 1994 Registration Statement).

      4.8   --    Assumption Agreement, effective as of July 29, 1994, by the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.7 to the 1994 Registration Statement).

      4.9   --    Assumption Agreement, effective as of September 30, 1994 by
                  The Prudential Insurance Company of America ("Prudential")
                  (incorporated by reference to Exhibit 4.14 to the 1994
                  Registration Statement).

      4.10   --   Assumption Agreement, effective as of February 16, 2000 by PCG
                  Finance Company II, LLC (incorporated by reference to Exhibit
                  4.1 to the March 30, 2000 Form 10-Q).

     10.1    --   Agreement of Sale, dated as of January 30, 1984, between USX
                  Corporation (formerly United States Steel Corporation) ("USX")
                  and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration Statement).

     10.2    --   Amendment Agreement, dated as of February 29, 1984, between
                  USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

     10.3   --    Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company
                  (incorporated by reference to Exhibit 10.14 to the 1994
                  Registration Statement).

     10.4*  --    Associated Materials Incorporated Amended and Restated 1994
                  Stock Incentive Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the
                  period ended June 30, 1997).

     10.5   --    Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the
                  "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

     10.6   --    Third Amendment to Second Amended and Restated Loan and
                  Security Agreement and Waiver, dated May 21, 1999 between the
                  Company and KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the June 30,
                  1999 Form 10-Q).

     10.7   --    Third Amended and Restated Note, dated April 2, 1996, from the
                  Company to KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the March 31,
                  1996 Form 10-Q).

     10.8*  --    Associated Materials Incorporated Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998).

     10.9*  --    Employment Agreement, dated December 19, 1999, between Michael
                  Caporale, Jr. and Company (incorporated by reference to
                  Exhibit 10.1 to the March 30, 2000 Form 10-Q).

     10.10* --    Associated Materials Incorporated Incentive Bonus Plan.

     21.1   --    List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the December 31, 1998 Form 10-K).

     23.1   --    Consent of Independent Auditors.

     24.1   --    Power of Attorney of directors and certain executive officers of the Company.

---------
*Constitutes a compensatory plan or arrangement.