Form 10-Q
period 2001-03-31
ASSOCIATED MATERIALS INC
filed 2001-05-14
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                    F0RM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


        For the quarterly period ended        March 31, 2001
                                       ----------------------------------------

                                       or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                       to
                                       ---------------------    ----------------

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


Shares of Common Stock, $.0025 par value outstanding at May 10, 2001: 6,098,448
 Shares of Class B Common Stock, $.0025 par value outstanding at May 10, 2001:
                                    550,000

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
      Balance Sheets................................................................................             1
          March 31, 2001 (Unaudited) and December 31, 2000

      Statements of Operations (Unaudited)..........................................................             2
          Quarter ended March 31, 2001 and 2000

      Statements of Cash Flows (Unaudited)..........................................................             3
          Quarter ended March 31, 2001 and 2000

      Notes to Financial Statements (Unaudited).....................................................             4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.............................................................             6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................             9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................            10


SIGNATURES..........................................................................................            11

Part I.  Financial Information
Item 1.  Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                     March 31,              December 31,
                                                                                        2001                    2000
                                                                                  -----------------        ----------------
                                                                                    (Unaudited)
    ASSETS
    Current assets:
       Cash and cash equivalents.........................................            $     2,046              $    15,879
       Short-term investment.............................................                      -                    5,019
       Accounts receivable, net..........................................                 56,219                   50,853
       Inventories.......................................................                 77,146                   74,429
       Income taxes receivable...........................................                  2,151                      453
       Other current assets..............................................                  4,325                    4,213
                                                                                     -----------              -----------
    Total current assets.................................................                141,887                  150,846
    Property, plant and equipment, net...................................                 78,020                   73,917
    Investment in Amercord Inc...........................................                      -                    2,393
    Other assets.........................................................                  3,724                    3,985
                                                                                     -----------              -----------
    Total assets.........................................................            $   223,631              $   231,141
                                                                                     ===========              ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable..................................................            $    31,009              $    19,273
       Accrued liabilities...............................................                 15,544                   29,509
                                                                                     -----------              -----------
    Total current liabilities............................................                 46,553                   48,782
    Deferred income taxes................................................                  3,738                    3,927
    Other liabilities....................................................                  5,345                    5,442
    Long-term debt.......................................................                 75,000                   75,000
    Commitments and contingencies
    Stockholders' equity:
       Preferred stock, $.01 par value:
          Authorized shares - 100,000 at March 31, 2001 and
             December 31, 2000
          Issued shares - 0 at March 31, 2001 and
             December 31, 2000...........................................                      -                        -
          Common stock, $.0025 par value:
             Authorized shares - 15,000,000
             Issued shares - 7,164,024 at March 31, 2001
                and at December 31, 2000.................................                     18                       18
          Common stock, Class B, $.0025 par value:
             Authorized and issued shares - 1,550,000 at
                March 31, 2001 and December 31, 2000.....................                      4                        4
          Less:  Treasury stock, at cost - 1,065,576 shares at
             March 31, 2001 and 955,170 at December 31, 2000.............                (14,228)                 (12,425)
          Capital in excess of par.......................................                 15,450                   14,862
          Retained earnings..............................................                 91,751                   95,531
                                                                                     -----------              -----------
          Total stockholders' equity.....................................                 92,995                   97,990
                                                                                     -----------              -----------
    Total liabilities and stockholders' equity...........................            $   223,631              $   231,141
                                                                                     ===========              ===========


                             See accompanying notes.
                                       -1-

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                                                                 Quarter Ended
                                                                                                   March 31,
                                                                                        ---------------------------------
                                                                                            2001                2000
                                                                                        -------------       -------------
    Net sales..................................................................            $108,611            $103,419
    Cost of sales..............................................................              81,414              74,826
                                                                                          ---------           ---------
                                                                                             27,197              28,593
    Selling, general and administrative expense................................              28,127              24,283
                                                                                          ---------           ---------
    Income (loss) from operations..............................................                (930)              4,310
    Interest expense...........................................................               1,579               1,724
                                                                                          ---------           ---------
                                                                                             (2,509)              2,586
    Loss on the writedown of Amercord Inc......................................              (2,393)                  -
                                                                                          ---------           ---------
    Income (loss) before income taxes..........................................              (4,902)              2,586
    Income tax expense (benefit)...............................................              (1,887)                995
                                                                                          ---------           ---------
    Net income (loss) .........................................................            $ (3,015)            $ 1,591
                                                                                          =========           =========


    Net income (loss) per common share - Basic.................................            $ (0.39)             $ 0.20
                                                                                          ========            ========

    Net income (loss) per common share - Assuming Dilution.....................            $ (0.39)             $ 0.19
                                                                                          ========            ========
    Dividends per common share.................................................            $  0.10              $ 0.10
                                                                                          ========            ========







                             See accompanying notes.
                                       -2-

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                    Quarter Ended
                                                                                                      March 31,
                                                                                           --------------------------------
                                                                                              2001                2000
                                                                                           ------------        ------------
    OPERATING ACTIVITIES
    Net income (loss) ............................................................           $  (3,015)          $   1,591
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
          Depreciation and amortization...........................................               2,661               2,370
          Deferred income taxes...................................................                (189)                 33
          Loss on the writedown of Amercord Inc...................................               2,393                   -
          Loss on sale of assets..................................................                  50                   5
          Changes in operating assets and liabilities:
             Accounts receivable, net.............................................              (5,366)             (1,280)
             Inventories..........................................................              (2,717)             (8,005)
             Income taxes receivable/payable......................................              (1,698)                832
             Bank overdrafts......................................................                   -               5,592
             Accounts payable and accrued liabilities.............................              (2,229)             (3,774)
             Other assets and liabilities.........................................                 (17)             (1,592)
                                                                                             ---------           ---------
    Net cash used by operating activities.........................................             (10,127)             (4,228)

    INVESTING ACTIVITIES
    Proceeds from sale of short-term investment...................................               5,019                   -
    Proceeds from sale of assets..................................................                  20                  31
    Additions to property, plant and equipment....................................              (6,765)             (3,794)
                                                                                             ---------           ---------
    Net cash used by investing activities.........................................              (1,726)             (3,763)

    FINANCING ACTIVITIES
    Net increase in revolving line of credit......................................                   -               7,671
    Dividends paid................................................................                (765)               (801)
    Treasury stock acquired.......................................................              (1,803)                  -
    Stock options, other..........................................................                 588                   -
                                                                                             ---------           ---------
    Net cash (used by) provided by financing activities...........................              (1,980)              6,870

    Net decrease in cash..........................................................             (13,833)             (1,121)
    Cash at beginning of period...................................................              15,879               3,432
                                                                                             ---------           ---------
    Cash at end of period.........................................................           $   2,046           $   2,311
                                                                                             =========           =========

    Supplemental information:
    Cash paid for interest........................................................           $   3,502           $   3,545
                                                                                             =========           =========
    Net cash paid for income taxes................................................           $     257           $     580
                                                                                             =========           =========





                             See accompanying notes.
                                       -3-

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter ended March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

The Company's Alside division manufactures and distributes building products. Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year.


NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                                                         March 31,            December 31,
                                                                                            2001                  2000
                                                                                      -----------------     ------------------
Raw materials..................................................................           $   23,973            $   23,229
Work in process................................................................                6,051                 5,101
Finished goods and purchased stock.............................................               47,122                46,099
                                                                                          ----------            ----------
                                                                                          $   77,146            $   74,429
                                                                                          ==========            ==========


NOTE 3 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to
1.6 million shares of common stock in open market transactions. The Company purchased 110,406 shares of its common stock at a cost of $1.8 million during the first quarter of 2001. At March 31, 2001, the Company had repurchased 1,024,180 shares of common stock under this program at a cost of $13.7 million. The share repurchase described in Note 7 below was not part of this stock repurchase program.


NOTE 4 - AMERCORD INC.

The Company wrote off its $2.4 million investment in Amercord Inc. during the first quarter of 2001. Amercord's operating results and financial position deteriorated during the first quarter 2001. The Company believes that it will not recover its investment in Amercord without a restructuring of Amercord. The Company's investment in Amercord consists of a $1.5 million subordinated note and 9.9% of Amercord's common stock.

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                   Quarter Ended
                                                                                                     March 31,
                                                                                      ----------------------------------------
                                                                                            2001                  2000
                                                                                      -----------------     ------------------
Numerator:
   Numerator for basic and diluted earnings per common
      Share - earnings (loss)..................................................           $   (3,015)           $    1,591

Denominator:
   Denominator for basic earnings per common share -
      Weighted-average shares..................................................                7,677                 8,019
   Effect of dilutive securities:
      Employee stock options...................................................                    -                   219
                                                                                          ----------            ----------
   Denominator for diluted earnings per common share -
      Adjusted weighted-average shares.........................................                7,677                 8,238

Basic earnings (loss) per common share.........................................           $    (0.39)            $    0.20
                                                                                          ==========            ==========
Diluted earnings (loss) per common share.......................................           $    (0.39)            $    0.19
                                                                                          ==========            ==========


In accordance with Statement of Financial Accounting Standard No. 128, approximately 268,000 potential common shares were excluded from the calculation of weighted average shares outstanding for the quarter ended March 31, 2001. Due to the loss incurred in that quarter, inclusion of these shares would have been antidilutive.

Options to purchase 90,000 shares of common stock were excluded from the calculation of weighted average shares outstanding for the quarter ended March 31, 2000, because the average exercise price of these shares was higher than the average market price of the common stock during the period.


NOTE 6 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.


NOTE 7 - SUBSEQUENT EVENT

On April 29, 2001, the Company repurchased 1,000,000 shares of its class B common stock from The Prudential Insurance Company of America ("Prudential") and its wholly owned subsidiary, PCG Finance Company II, LLC ("PCG") at $19.50 per share, or $19.5 million in the aggregate. The share purchase was financed through available cash and borrowings under the Company's $50,000,000 credit facility. Following the purchase, Prudential and PCG will continue to own, in the aggregate, 550,000 shares of class B common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:


                                                                             Quarter Ended March 31,
                                                    --------------------------------------------------------------------------
                                                                   2001                                   2000
                                                    ------------------------------------   -----------------------------------
                                                                        Percentage of                         Percentage of
                                                        Amount         Total Net Sales        Amount         Total Net Sales
                                                    ---------------   ------------------   --------------    -----------------
Total Company:
   Net sales - Alside (1)....................          $  89,939             82.8%            $  87,141             84.3%
   Net sales - AmerCable (1).................             18,672             17.2                16,278             15.7
                                                       ---------          -------             ---------          -------
      Total net sales........................            108,611            100.0               103,419            100.0
   Gross profit..............................             27,197             25.0                28,593             27.7
   Selling, general and
      administrative expense (2).............             28,127             25.9                24,283             23.5
                                                       ---------          -------             ---------          -------
   Income (loss) from operations.............          $    (930)             (.9)%           $   4,310              4.2%
                                                       =========          =======             =========          =======

Alside:
   Net sales (1).............................          $  89,939            100.0%            $  87,141            100.0%
   Gross profit..............................             23,718             26.4                25,498             29.3
   Selling, general and
      Administrative expense.................             24,875             27.7                21,749             25.0
                                                       ---------          -------             ---------          -------
   Income (loss) from operations.............          $  (1,157)            (1.3)%           $   3,749              4.3%
                                                       =========          =======             =========          =======

AmerCable:
   Net sales (1).............................          $  18,672            100.0%            $  16,278            100.0%
   Gross profit..............................              3,479             18.7                 3,095             19.1
   Selling, general and
      Administrative expense.................              1,876             10.1                 1,571              9.7
                                                       ---------          -------             ---------          -------
   Income from operations....................          $   1,603              8.6%            $   1,524              9.4%
                                                       =========          =======             =========          =======


(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $1.4 million and $963,000 for the quarter ended March 31, 2001 and 2000, respectively.


Overview

         The Company's net sales increased 5.0% to $108.6 million for the quarter ended March 31, 2001 as compared to $103.4 million for the same period in 2000 due to higher sales at the Company's Alside and AmerCable divisions. Income from operations decreased to a loss of $930,000 for the 2001 period as compared to income of $4.3 million for the same period in 2000. Income from operations was adversely impacted by several factors, including the sale of the Company's UltraCraft cabinet operations in June 2000 (which increased first quarter 2000 income by approximately $1.0 million), approximately $847,000 in losses from the Alpine window operation acquired in October 2000, additional selling, general and administrative expense associated with the opening of eight additional Alside Supply Centers and an $850,000 one-time insurance gain recorded in 2000.

        The Company's net loss for the quarter ended March 31, 2001 was $3.0 million, or $(0.39) per share, as compared to income of $1.6 million, or $0.19 per share, for the same period in 2000 due to lower income from operations as discussed above and the writedown of the Company's investment in Amercord Inc. Exclusive of the Amercord writedown, the Company's net loss was $0.20 per share.

Seasonality/Weather

         The Company's results of operations are primarily affected by its Alside division, which accounted for more than 87% of the Company's annual net sales in each of the last three years. Because most of Alside's building products are intended for exterior use, Alside's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year. In general, weather conditions during the first quarter of 2001 were poor, being marked by colder temperatures and higher precipitation as compared to the first quarter of 2000.

         ALSIDE. Alside's net sales increased 3.2% to $89.9 million for the quarter ended March 31, 2001 as compared to $87.1 million for the same period in 2000 as higher vinyl window sales were partially offset by lower vinyl siding and vinyl fence sales. Unit sales of vinyl siding decreased 2.8% for the 2001 period while the Company estimates that the vinyl siding industry as a whole was down 19% for the same period. Unit sales of vinyl windows increased 32.8% for the first quarter of 2001 as compared to 2000. The 32.8% increase in volume did not include the incremental window sales from the acquisition of Alpine window operation in October 2000. Gross profit decreased to $23.7 million for 2001 as compared to $25.5 million for the same period in 2000. Selling, general and administrative expense increased to $24.9 million for 2001 as compared to $21.7 million for the same period in 2000 due primarily to the addition of eight new Supply Centers and the one-time insurance gain of $850,000 recorded in 2000. Alside's loss from operations was $1.2 million for the first quarter 2001 as compared to income of $3.7 million for the 2000 period due to higher selling, general and administrative expense and the adverse impact of the sale of Alside's cabinet operation in June 2000, which increased 2000 income from operations by $1.0 million, as well as a loss of approximately $847,000 from Alpine's operations in 2001.

        AMERCABLE. AmerCable's net sales increased 14.7% to $18.7 million for the quarter ended March 31, 2001 as compared to $16.3 million for the same period in 2000 due to higher sales across all product lines, primarily higher sales volume of industrial and mining cables. Gross profit increased 12.4% to $3.5 million for the 2001 period but decreased as a percentage of sales as higher fixed cost absorption was more than offset by changes in product mix to lower margin products. Selling, general and administrative expense increased to $1.9 million for 2001 as compared to $1.6 million for 2000 due to higher personnel costs and higher marketing expenditures. Income from operations increased 5.2% to $1.6 million for the 2001 period due to improved fixed cost absorption which was partially offset by product mix and higher selling, general and administrative expense.

        OTHER. Net interest expense decreased 8.4% to $1.6 million for the first quarter of 2001 compared with $1.7 million for the same period in 2000 due to a decrease in the Company's average short-term borrowings. The Company recorded interest income of $176,000 for the quarter ended March 31, 2001 as compared to $97,000 for the same period in 2000. The Company wrote off its $2.4 million investment in Amercord Inc. during the first quarter of 2001 due to the deterioration of Amercord's operating results and financial position during the quarter. The Company believes that it will not recover its investment in Amercord without a restructuring of Amercord. The Company's investment in Amercord consists of a $1.5 million subordinated note and 9.9% of Amercord's common stock.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001 the Company had cash and cash equivalents of $2.0 million and available borrowing capacity of approximately $47.9 million under its existing credit facility. Outstanding letters of credit totaled $2.1 million securing various insurance letters of credit.

        Net cash used by operations was $10.1 million in the quarter ended March 31, 2001 compared with $4.2 million in the same period in 2000. The increase in cash used by operations for the 2001 period was due primarily to lower operating profits and higher accounts receivable balances due partially to higher sales.

        Capital expenditures totaled $6.8 million for the quarter ended March 31, 2001, compared with $3.8 million during the same period in 2000. Alside's expenditures in the 2001 period were incurred primarily to increase fence and window capacity and for a new financial and ERP system which will be implemented over a two-year period at an estimated cost of $10.3 million. Capital expenditures on the new ERP system were $2.1 million for the first quarter of 2001. AmerCable's expenditures were incurred primarily to expand manufacturing capacity.

         The Company has guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco, Inc. have the option to assume the loan. Ivaco, Inc. has indemnified the Company for 50% of any loss under the guarantee. The Company believes that it is adequately secured under its guarantee of the $3.0 million Amercord note such that no losses are anticipated with respect to this guarantee.

         On April 29, 2001, the Company repurchased 1,000,000 shares of its class B common stock from Prudential Insurance Company of America and its wholly owned subsidiary, PCG Finance Company II, LLC, at $19.50 per share, or $19.5 million in the aggregate. The share purchase was financed through available cash and borrowings under the Company's $50,000,000 credit facility.

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


EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years. Alside's principal raw material, vinyl resin, has been subject to rapid price changes, including in 1999 and 2000. Alside has historically been able to pass on price increases to its customers. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin price increases and price increases in Alside's products. However, over longer periods of time, the impact of the price increases in vinyl resin has historically not been material. No assurances can be given that Alside will be able to pass on any price increases in the future. Alside does not presently expect any significant change in the price of vinyl resin for 2001.


CERTAIN FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, weather conditions, pricing pressures, shifts in market demand and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the first quarter of 2001. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             10.1 - Stock Disposition Agreement, dated April 29, 2001, among Associated Materials Incorporated, The Prudential Insurance Company of America and PCG Finance Company II, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 29, 2001).

         (b) Reports on Form 8-K

             No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

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




                                       ASSOCIATED MATERIALS INCORPORATED
                                       ---------------------------------
                                                (Registrant)



Date:  May 10, 2001                    By:  \s\ Robert L. Winspear
                                            ----------------------------
                                            Robert L. Winspear
                                            Vice President and Chief Financial
                                            Officer



Date:  May 10, 2001                         \s\ Robert L. Winspear
                                            -----------------------------
                                            Robert L. Winspear
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS


            Exhibit
            Number                               Description
            ------                               -----------
             10.1          Stock Disposition Agreement, dated April 29, 2001, among Associated Materials
                           Incorporated, The Prudential Insurance Company of America and PCG Finance Company II,
                           LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
                           8-K, dated April 29, 2001).