Form 10-Q
period 2001-06-30
ASSOCIATED MATERIALS INC
filed 2001-08-13
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    F0RM 10-Q

(Mark One)

 Y       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 2001
                                       -----------------------------------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------    -------------------

                         Commission file number: 0-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                          Delaware                                                     75-1872487
-------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation of Organization)           (I.R.S. Employer Identification No.)

       2200 Ross Avenue, Suite 4100 East, Dallas, Texas                                   75201
-------------------------------------------------------------------------------------------------------------
           (Address of Principal Executive Offices)                                    (Zip Code)

Registrant's Telephone Number, Including Area Code       (214) 220-4600
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

Yes   Y     No
    -----      -----

              Shares of Common Stock, $.0025 par value outstanding
                          at August 13, 2001: 6,721,904

                        ASSOCIATED MATERIALS INCORPORATED
                                    FORM 10-Q
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

                                                                                          Page No.
                                                                                          --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
      Balance Sheets..................................................................        1
          June 30, 2001 (Unaudited) and December 31, 2000

      Statements of Operations (Unaudited)............................................        2
          Quarter and six months ended June 30, 2001 and 2000

      Statements of Cash Flows (Unaudited)............................................        3
          Six months ended June 30, 2001 and 2000

      Notes to Financial Statements (Unaudited).......................................        4

  Item 2. Management's Discussion and Analysis of Results of Operations
                and Financial Condition...............................................        6

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..................       10

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders.........................       11

  Item 6. Exhibits and Reports on Form 8-K............................................       12

SIGNATURES............................................................................       13

Part I. Financial Information
Item 1. Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                      June 30,    December 31,
                                                                        2001          2000
                                                                    -----------  ------------
                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ....................................    $   3,367      $  15,879
   Short-term investment ........................................           --          5,019
   Accounts receivable, net .....................................       73,009         50,853
   Inventories ..................................................       81,240         74,429
   Income taxes receivable ......................................           --            453
   Other current assets .........................................        4,016          4,213
                                                                     ---------      ---------
Total current assets ............................................      161,632        150,846
Property, plant and equipment, net ..............................       78,401         73,917
Investment in Amercord Inc. .....................................           --          2,393
Other assets ....................................................        4,044          3,985
                                                                     ---------      ---------
Total assets ....................................................    $ 244,077      $ 231,141
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................    $  39,170      $  19,273
   Accrued liabilities ..........................................       25,027         29,509
   Revolving line of credit .....................................        8,400             --
   Income taxes payable .........................................        3,583             --
                                                                     ---------      ---------
Total current liabilities .......................................       76,180         48,782
Deferred income taxes ...........................................        3,943          3,927
Other liabilities ...............................................        5,254          5,442
Long-term debt ..................................................       75,000         75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at June 30, 2001 and
         December 31, 2000
      Issued shares - 0 at June 30, 2001 and
         December 31, 2000 ......................................           --             --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 7,787,480 at June 30, 2001
            and 7,164,024 at December 31, 2000 ..................           19             18
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 0 at June 30, 2001
            and 1,550,000 shares at December 31, 2000 ...........           --              4
      Less: Treasury stock, at cost - 1,065,576 shares at
         June 30, 2001 and 955,170 at December 31, 2000 .........      (14,228)       (12,425)
      Capital in excess of par ..................................       16,344         14,862
      Retained earnings .........................................       81,565         95,531
                                                                     ---------      ---------
      Total stockholders' equity ................................       83,700         97,990
                                                                     ---------      ---------

Total liabilities and stockholders' equity ......................    $ 244,077      $ 231,141
                                                                     =========      =========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)

                                                        Quarter Ended              Six Months Ended
                                                           June 30,                    June 30,
                                                   -----------------------     ------------------------
                                                      2001          2000          2001           2000
                                                   ---------     ---------     ---------      ---------
Net sales .....................................    $ 158,745     $ 134,381     $ 267,356      $ 237,800
Cost of sales .................................      111,479        94,648       192,893        169,474
                                                   ---------     ---------     ---------      ---------
                                                      47,266        39,733        74,463         68,326
Selling, general and administrative expense ...       30,272        27,018        58,399         51,301
                                                   ---------     ---------     ---------      ---------
Income from operations ........................       16,994        12,715        16,064         17,025
Interest expense ..............................        1,854         1,724         3,433          3,448
                                                   ---------     ---------     ---------      ---------
                                                      15,140        10,991        12,631         13,577
Loss on the write-down of Amercord Inc. .......           --            --        (2,393)            --
Gain on sale of UltraCraft ....................           --         8,348            --          8,348
                                                   ---------     ---------     ---------      ---------
Income before income taxes ....................       15,140        19,339        10,238         21,925
Income tax expense ............................        5,829         7,445         3,942          8,440
                                                   ---------     ---------     ---------      ---------
Net income ....................................    $   9,311     $  11,894     $   6,296      $  13,485
                                                   =========     =========     =========      =========



Earnings Per Common Share - Basic:

Net income per common share ...................    $    1.34     $    1.48     $    0.86      $    1.68
                                                   =========     =========     =========      =========

Earnings Per Common Share - Assuming Dilution:

Net income per common share ...................    $    1.28     $    1.43     $    0.83      $    1.63
                                                   =========     =========     =========      =========


Dividends per common share ....................    $      --     $      --     $    0.10      $    0.10
                                                   =========     =========     =========      =========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
OPERATING ACTIVITIES
Net income ..................................................   $  6,296      $ 13,485
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization .........................      5,349         4,745
      Deferred income taxes .................................         16         3,093
      Loss on the write-down of Amercord Inc. ...............      2,393            --
      Loss on sale of assets ................................         38             3
      Gain on sale of UltraCraft ............................         --        (8,348)
      Changes in operating assets and liabilities:
         Accounts receivable, net ...........................    (22,156)       (9,155)
         Inventories ........................................     (6,811)      (12,885)
         Income taxes receivable/payable ....................      3,863         5,219
         Accounts payable and accrued liabilities ...........     15,415         8,591
         Other assets and liabilities .......................        (14)       (1,625)
                                                                --------      --------
Net cash provided by operating activities ...................      4,389         3,123

INVESTING ACTIVITIES
Proceeds from sale of short-term investment .................      5,019            --
Proceeds from sale of assets ................................         69            48
Proceeds from sale of UltraCraft ............................         --        19,220
Additions to property, plant and equipment ..................     (9,803)       (6,888)
                                                                --------      --------
Net cash provided by (used by) investing activities .........     (4,715)       12,380

FINANCING ACTIVITIES
Net increase in revolving line of credit ....................      8,400            --
Net proceeds from issuance of common stock ..................        487           488
Repurchase of Class B shares ................................    (19,500)           --
Dividends paid ..............................................       (765)         (801)
Treasury stock acquired .....................................     (1,803)           --
Stock options, other ........................................        588            --
Stock options exercised .....................................        407            34
                                                                --------      --------
Net cash used by financing activities .......................    (12,186)         (279)
Net increase (decrease) in cash .............................    (12,512)       15,224
Cash at beginning of period .................................     15,879         3,432
                                                                --------      --------
Cash at end of period .......................................   $  3,367      $ 18,656
                                                                ========      ========

Supplemental information:
Cash paid for interest ......................................   $  3,622      $  3,647
                                                                ========      ========
Cash paid for income taxes ..................................   $    753      $    848
                                                                ========      ========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and six months ended June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                                   June 30,            December 31,
                                                                     2001                  2000
                                                                  ----------           ------------

Raw materials..............................................       $   23,664            $   23,229
Work in process............................................            6,084                 5,101
Finished goods and purchased stock.........................           51,492                46,099
                                                                  ----------            ----------
                                                                  $   81,240            $   74,429
                                                                  ==========            ==========

NOTE 3 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to
1.6 million shares of common stock in open market transactions. The Company did not purchase any shares under this program during the second quarter of 2001. For the six months ended June 30, 2001, the Company repurchased 110,406 shares of its common stock at a cost of $1.8 million. The Class B share repurchase described below was not a part of this stock repurchase program.

On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B Common Stock from The Prudential Insurance Company of America ("Prudential") and its wholly owned subsidiary, PCG Finance Company II, LLC ("PCG") at $19.50 per share, or $19.5 million in the aggregate, which has been reflected primarily as a reduction to retained earnings. The share purchase was financed through available cash and borrowings under the Company's $50,000,000 credit facility. Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B Common Stock into 550,000 shares of common stock. The Company has retired all 1,550,000 previously authorized shares of Class B Common Stock.

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

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Quarter Ended          Six Months Ended
                                                          June 30,                June 30,
                                                    -------------------     -------------------
                                                     2001        2000        2001        2000
                                                    -------     -------     -------     -------
Numerator:
   Numerator for basic and diluted earnings per
      common share ..............................   $ 9,311     $11,894     $ 6,296     $13,485
Denominator:
   Denominator for basic earnings per common
      share - weighted-average shares ...........     6,980       8,021       7,327       8,020
   Effect of dilutive securities:
      Employee stock options ....................       288         286         278         251
                                                    -------     -------     -------     -------
   Denominator for diluted earnings per common
      share - adjusted weighted-average shares ..     7,268       8,307       7,605       8,271


Basic earnings per common share .................   $  1.34     $  1.48     $  0.86     $  1.68
                                                    =======     =======     =======     =======

Diluted earnings per common share ...............   $  1.28     $  1.43     $  0.83     $  1.63
                                                    =======     =======     =======     =======

For the six months ended June 30, 2001 and for the quarter and six months ended June 30, 2000 options to purchase 20,000 and 40,000 shares of common stock, respectively, were excluded from the calculation of weighted average shares outstanding because the average exercise price of these shares was higher than the average market price of the common stock during the period.

NOTE 6 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                Quarter Ended June 30,
                                     ----------------------------------------------------------------------------
                                                    2001                                    2000
                                     -----------------------------------      -----------------------------------
                                                          Percentage of                            Percentage of
                                          Amount         Total Net Sales           Amount         Total Net Sales
                                     ---------------     ---------------      ---------------     ---------------
Total Company:
   Net sales - Alside(1) ........    $       139,206                87.7%     $       119,135                88.7%
   Net sales - AmerCable(1) .....             19,539                12.3               15,246                11.3
                                     ---------------     ---------------      ---------------     ---------------
      Total net sales ...........            158,745               100.0              134,381               100.0
   Gross profit .................             47,266                29.8               39,733                29.6
   Selling, general and
      administrative expense(2)..             30,272                19.1               27,018                20.1
                                     ---------------     ---------------      ---------------     ---------------
   Income from operations .......    $        16,994                10.7%     $        12,715                 9.5%
                                     ===============     ===============      ===============     ===============

Alside:
   Net sales(1) .................    $       139,206               100.0%     $       119,135               100.0%
   Gross profit .................             43,346                31.1               37,045                31.1
   Selling, general and
      administrative expense ....             26,973                19.4               24,424                20.5
                                     ---------------     ---------------      ---------------     ---------------
   Income from operations .......    $        16,373                11.8%     $        12,621                10.6%
                                     ===============     ===============      ===============     ===============

AmerCable:
   Net sales(1) .................    $        19,539               100.0%     $        15,246               100.0%
   Gross profit .................              3,920                20.1                2,688                17.6
   Selling, general and
      administrative expense ....              1,729                 8.8                1,512                 9.9
                                     ---------------     ---------------      ---------------     ---------------
   Income from operations .......    $         2,191                11.3%     $         1,176                 7.7%
                                     ===============     ===============      ===============     ===============

(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $1,570,000 and $1,082,000 for the quarters ended June 30, 2001 and 2000, respectively.

Overview

         The Company's net sales increased 18.1% to $158.7 million for the second quarter of 2001 as compared to $134.4 million for the same period in 2000 due to higher sales volume at the Company's Alside and AmerCable divisions. Income from operations increased 33.7% to $17.0 million for the second quarter of 2001 due to higher profits at both Alside and AmerCable. The Company's net income decreased to $9.3 million or $1.28 per share for the second quarter of 2001 as compared to $11.9 million or $1.43 per share for the same period in 2000 due to the sale of the Company's UltraCraft cabinet operation in June 2000, which resulted in a pre-tax gain of $8.3 million. The Company's second quarter 2000 net income and earnings per share were $6.8 million and $0.81 per share, respectively, exclusive of the UltraCraft sale.

         ALSIDE. Alside's net sales increased 16.8% to $139.2 million for the quarter ended June 30, 2001 as compared to $119.1 million for the same period in 2000 due primarily to higher sales volume across most product lines. Unit sales of vinyl siding increased 9.2% in the second quarter of 2001 while the Company believes the vinyl siding industry as a whole decreased 3.5%. Exclusive of the incremental window sales from the acquisition of the Alpine window operations in October 2000, unit sales of vinyl windows increased 47.6% in the second quarter of 2001 as compared to the 2000 period as Alside continues to increase sales by leveraging improvements in efficiency and customer service resulting from the restructuring of its window operations. Gross profit as a percentage of sales remained constant at 31.1%. Selling, general and administrative expense increased to $27.0 million for the second quarter of 2001 compared to $24.4 million for the 2000 period due primarily to higher personnel costs and higher lease expense due to the addition of six Supply Centers during the past 15 months. The 2001 period includes the operations of these new locations for the full quarter. Income from operations increased 29.7% to $16.4 million for the 2001 period as compared to $12.6 million for the same period in 2000 due to higher sales volume.

         AMERCABLE. AmerCable's net sales increased 28.2% to $19.5 million for the second quarter of 2001 as compared with $15.3 million for the same period in 2000 due primarily to higher sales volume across all product lines, particularly marine and telecommunications. Gross profit as a percentage of sales increased to 20.1% for the 2001 period as compared to 17.6% for the 2000 period due to higher sales volume which resulted in improved fixed cost absorption. Selling, general and administrative expenses increased to $1.7 million for the second quarter of 2001 as compared to $1.5 million for the same period in 2000 due to higher personnel costs which were partially offset by lower bad debt expense. Income from operations increased $1.0 million to $2.2 million for the quarter ended June 30, 2001 as compared to $1.2 million for the same period in 2000.

         OTHER. Net interest expense increased $130,000 or 7.5% for the second quarter of 2001 compared with the same period in 2000 due primarily to an increase in the Company's short-term borrowings incurred to finance the purchase of 1,000,000 shares of Class B Common Stock for $19.5 million in April 2001. The Company recorded interest income of $40,000 for the quarter ended June 30, 2001 as compared to $102,000 for the same period in 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                               Six Months Ended June 30,
                                     ----------------------------------------------------------------------------
                                                     2001                                    2000
                                     -----------------------------------      -----------------------------------
                                                          Percentage of                            Percentage of
                                          Amount         Total Net Sales           Amount         Total Net Sales
                                     ---------------     ---------------      ---------------     ---------------
Total Company:
   Net sales - Alside(1)             $       229,145                85.7%     $       206,276                86.7%
   Net sales - AmerCable(1)                   38,211                14.3               31,524                13.3
                                     ---------------     ---------------      ---------------     ---------------
      Total net sales                        267,356               100.0              237,800               100.0
   Gross profit                               74,463                27.9               68,326                28.8
   Selling, general and
      administrative expense(2)               58,399                21.9               51,301                21.6
                                     ---------------     ---------------      ---------------     ---------------
   Income from operations            $        16,064                 6.0%     $        17,025                 7.2%
                                     ===============     ===============      ===============     ===============

Alside:
   Net sales(1)                      $       229,145               100.0%     $       206,276               100.0%
   Gross profit                               67,064                29.3               62,543                30.4
   Selling, general and
      administrative expense                  51,848                22.7               46,173                22.4
                                     ---------------     ---------------      ---------------     ---------------
   Income from operations            $        15,216                 6.6%     $        16,370                 8.0%
                                     ===============     ===============      ===============     ===============

AmerCable:
   Net sales(1)                      $        38,211               100.0%     $        31,524               100.0%
   Gross profit                                7,399                19.4                5,783                18.3
   Selling, general and
      administrative expense                   3,605                 9.5                3,083                 9.7
                                     ---------------     ---------------      ---------------     ---------------
   Income from operations            $         3,794                 9.9%     $         2,700                 8.6%
                                     ===============     ===============      ===============     ===============

(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $2,946,000 and $2,045,000 for the six-month periods ended June 30, 2001 and 2000, respectively.

Overview

         The Company's net sales increased 12.4% to $267.4 million for the six months ended June 30, 2001 as compared to $237.8 million for the same period in 2000 due to higher sales volume at both Alside and AmerCable. Income from operations decreased 5.6% to $16.1 million for the six months ended June 30, 2001 as compared to $17.0 million for the 2000 period. The Company's net income decreased to $6.3 million or $0.83 per share for the six months ended June 30, 2001 as compared to $13.5 million or $1.63 per share for the same period in 2000 due to the $2.4 million loss on the write-down of the Company's investment in Amercord in the first quarter of 2001 and the sale of the Company's UltraCraft operation in June 2000, which resulted in a pre-tax gain of $8.3 million. Exclusive of the write-down of the Company's Amercord investment in the first quarter of 2001 and the gain on the sale of UltraCraft in June 2000, net income and earnings per share were $7.8 million or $1.02 per share and $8.4 million or $1.01 per share, respectively, for the six months ended June 30, 2001 and 2000.

         ALSIDE. Alside's net sales increased 11.1% to $229.1 million for the six months ended June 30, 2001 as compared to $206.3 million for the same period in 2000 due primarily to increased vinyl window sales. Unit sales of vinyl siding increased 3.9%. The Company believes that the vinyl siding industry as a whole decreased 10.9% in the six months ended June 30, 2001. Gross profit as a percentage of net sales decreased to 29.3% for the six months ended June 30, 2001 as compared to 30.4% for the same period in 2000 due to the shift in product mix to lower margin vinyl windows, the loss of profits generated by the UltraCraft cabinet operation and the losses from the start-up of the Northwest window plant, which were incurred primarily during the first quarter of 2001. Selling, general and administrative expense increased to $51.8 million for the six-month period ended June 30, 2001 as compared to $46.2 million for the 2000 period due primarily to higher personnel costs and lease expense including costs associated with the expansion of Alside's Supply Center network. Since January 1, 2000, Alside has opened 10 new locations bringing the total number of locations to 80. In addition, selling, general and administrative expense for 2000 included an $850,000 gain on the demutualization of an insurance company. Income from operations decreased to $15.2 million for the six months ended June 30, 2001 as compared to $16.4 million for the same period in 2000. The 2000 period included operating income of $1.3 million generated by the Company's UltraCraft cabinet operation which was sold in June 2000 and the 2001 period included $1.1 million in losses from the Company's Northwest window plant which was purchased from Alpine Industries in October 2000.

         AMERCABLE. AmerCable's net sales increased 21.2% to $38.2 million for the six months ended June 30, 2001 as compared to $31.5 million in the 2000 period due primarily to higher sales volume of marine and telecommunications products. AmerCable does not anticipate any significant sales of power cable for the telecommunications industry for the second half of 2001 as infrastructure expenditures in telecommunications have declined dramatically. Gross profit increased 27.9% to $7.4 million for the six months ended June 30, 2001 as compared to $5.8 million for the same period in 2000 due to higher sales volume and improved fixed cost absorption. Selling, general and administrative expenses increased to $3.6 million due primarily to higher personnel costs and higher marketing expenditures. Income from operations increased $1.1 million to $3.8 million for the six months ended 2001 as compared to $2.7 million for the same period in 2000 as higher sales volume and improved fixed cost absorption was partially offset by higher selling, general and administrative expense.

         OTHER. Net interest expense remained constant at $3.4 million for the six months ended June 30, 2001 and 2000 as higher interest expense during the second quarter of 2001 due to higher short-term borrowings was offset by increased interest income in the first quarter of 2001. The Company recorded interest income of $216,000 for the six months ended June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

        Borrowing under the Company's existing credit facility were $8.4 million at June 30, 2001, excluding outstanding letters of credit totaling $2.1 million securing various insurance letters of credit. At June 30, 2001, the Company had available borrowing capacity of approximately $39.5 million. At June 30, 2001, the Company had cash and cash equivalents of $3.4 million.

        Net cash provided by operations was $4.4 million in the six months ended June 30, 2001 compared with $3.1 million in the same period in 2000. The increase in cash provided by operations for the 2001 period was due primarily to lower working capital requirements.

        Capital expenditures totaled $9.8 million for the six months ended June 30, 2001 compared with $6.9 million during the same period in 2000. Alside's expenditures in the 2001 period were incurred primarily to increase fence and window capacity and for a new financial and ERP system which will be implemented over a two-year period at an estimated cost of $10.3 million. Capital expenditures on the new ERP system were $2.6 million for the six months ended June 30, 2001. AmerCable's expenditures were incurred primarily to expand manufacturing capacity.

         The Company has guaranteed a $3.0 million note secured by Amercord's real property. Should the guarantee be exercised by Amercord's lender, the Company and Ivaco, Inc. have the option to assume the loan. Ivaco, Inc. has indemnified the Company for 50% of any loss under the guarantee up to $1.5 million. The Company believes that it is adequately secured under its guarantee of the $3.0 million Amercord note such that no losses are anticipated with respect to this guarantee.

         On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B Common Stock from Prudential Insurance Company of America and its wholly owned subsidiary, PCG Finance Company II, LLC, at $19.50 per share, or $19.5 million in the aggregate. The share purchase was financed through available cash and borrowings under the Company's $50,000,000 credit facility. Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B Common Stock into 550,000 shares of common stock. The Company has retired all 1,550,000 previously authorized shares of Class B Common Stock.

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

EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years. Alside's principal raw material, vinyl resin, has been subject to rapid price changes, including 1999 and 2000. Alside has historically been able to pass on price increases to its customers. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin price increases and price increases in Alside's products. However, over longer periods of time, the impact of the price increases in vinyl resin has historically not been material. No assurances can be given that Alside will be able to pass on any price increases in the future. Alside does not presently expect any significant change in the price of vinyl resin for 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company has experienced no significant changes in market risk during the quarter or six months ended June 30, 2001. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

         The 2001 Annual Meeting of Stockholders of the Company was held on May 24, 2001. The stockholders voted upon and approved the amendment of the Company's certificate of incorporation to provide that all members of the Company's Board of Directors be elected each year.

                        For                Against            Abstain
                     ---------             -------            -------
                     6,234,783              2,200              1,950

         The following nominees for director were elected to serve as directors until the 2002 Annual Meeting of Stockholders:

                                               Withhold
                                 For           Authority
                              ---------        ---------

William W. Winspear           5,248,773         101,000
Michael Caporale, Jr.         5,247,705         102,068
Richard I. Galland            5,248,873         100,900
John T. Gray                  5,248,873         100,900
James F. Leary                5,248,873         100,900
Alan B. Lerner                5,248,873         100,900
A. A. Meitz                   5,248,873         100,900

         The stockholders also voted upon and approved the amendment of the Associated Materials Stock Incentive Plan to increase the number of shares authorized to be issued under the plan.

                                                                                  Broker
                        For                Against            Abstain            Non-vote
                     ---------             -------            -------            --------
                     4,354,064             305,069             29,800            660,840

         The stockholders also voted upon and approved the amendment of the Associated Materials Employee Stock Purchase Plan to increase the number of shares authorized to be issued under the plan.

                                                                                  Broker
                        For                Against            Abstain            Non-vote
                     ---------             -------            -------            --------
                     4,649,693              10,340             28,900            660,840



        The stockholders also voted upon and ratified the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year 2001.

                        For                Against            Abstain
                     ---------             -------            -------
                     5,340,497               7,153              2,123

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

         4.1 - Restated Certificate of Incorporation, as amended, of Associated Materials Incorporated.

         4.2 - Restated Bylaws of Associated Materials Incorporated.

        10.1 - Amended and Restated 1994 Stock Incentive Plan.

        10.2 - Associated Materials Incorporated Employee Stock Purchase Plan.

     (b) Reports on Form 8-K

         The Company filed a current report on Form 8-K dated April 29, 2001, under Item 5 - Other Events. The report related to the Company's repurchase of 1,000,000 shares of Class B Common Stock from The Prudential Insurance Company of America and its wholly owned subsidiary, PCG Finance Company II, LLC. The purchase price was $19.50 per Class B share, or $19,500,000 in the aggregate.

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




                                ASSOCIATED MATERIALS INCORPORATED
                                ---------------------------------
                                           (Registrant)




Date: August 13, 2001           By: \s\ Robert L. Winspear
                                    ------------------------------------------
                                    Robert L. Winspear
                                    Vice President and Chief Financial Officer




Date: August 13, 2001               \s\ Robert L. Winspear
                                    --------------------------------------------
                                    Robert L. Winspear
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

  4.1  -  Restated Certificate of Incorporation, as amended, of Associated
          Materials Incorporated.

  4.2  -  Restated Bylaws of Associated Materials Incorporated.

 10.1  -  Amended and Restated 1994 Stock Incentive Plan.

 10.2  -  Associated Materials Incorporated Employee Stock Purchase Plan.