Form 10-Q
period 2001-09-30
ASSOCIATED MATERIALS INC
filed 2001-11-14
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    F0RM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         For the quarterly period ended         September 30, 2001
                                       -----------------------------------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -----------------

                         Commission file number: 0-24956

                        ASSOCIATED MATERIALS INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                                                     75-1872487
 (State or Other Jurisdiction of Incorporation of Organization)       (I.R.S. Employer Identification No.)


     2200 Ross Avenue, Suite 4100 East, Dallas, Texas                                75201
            (Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code          (214) 220-4600
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

Yes     X         No
    ----------      ----------


   Shares of Common Stock, $.0025 par value outstanding at November 13, 2001:
                                   6,737,004

                       ASSOCIATED MATERIALS INCORPORATED
                                   FORM 10-Q
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001


                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Balance Sheets................................................................................             1
          September 30, 2001 (Unaudited) and December 31, 2000

      Statements of Operations (Unaudited)..........................................................             2
          Quarter and nine months ended September 30, 2001 and 2000

      Statements of Cash Flows (Unaudited)..........................................................             3
          Nine months ended September 30, 2001 and 2000

      Notes to Financial Statements (Unaudited).....................................................             4

  Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition.............................................................             6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................            11


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................            12


SIGNATURES..........................................................................................            13

Part I.   Financial Information
Item 1.   Financial Statements

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, Except Share Data)

                                                                     September 30,     December 31,
                                                                         2001              2000
                                                                     ------------      ------------

ASSETS
Current assets:
   Cash and cash equivalents ...................................     $     13,224      $     15,879
   Short-term investment .......................................               --             5,019
   Accounts receivable, net ....................................           79,791            50,853
   Inventories .................................................           80,411            74,429
   Income taxes receivable .....................................               --               453
   Other current assets ........................................            3,972             4,213
                                                                     ------------      ------------
Total current assets ...........................................          177,398           150,846
Property, plant and equipment, net .............................           78,135            73,917
Investment in Amercord Inc. ....................................               --             2,393
Other assets ...................................................            4,098             3,985
                                                                     ------------      ------------
Total assets ...................................................     $    259,631      $    231,141
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................     $     41,117      $     19,273
   Accrued liabilities .........................................           30,316            29,509
   Income taxes payable ........................................            8,647                --
                                                                     ------------      ------------
Total current liabilities ......................................           80,080            48,782
Deferred income taxes ..........................................            5,585             3,927
Other liabilities ..............................................            5,136             5,442
Long-term debt .................................................           75,000            75,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized shares - 100,000 at September 30, 2001 and
         December 31, 2000
      Issued shares - 0 at September 30, 2001 and
         December 31, 2000 .....................................               --                --
      Common stock, $.0025 par value:
         Authorized shares - 15,000,000
         Issued shares - 7,787,480 at September 30, 2001
            and 7,164,024 at December 31, 2000 .................               19                18
      Common stock, Class B, $.0025 par value:
         Authorized and issued shares - 0 at
            September 30, 2001 and 1,550,000 at
            December 31, 2000 .................                                --                 4
      Less:  Treasury stock, at cost - 1,078,476 shares at
         September 30, 2001 and 955,170 at December 31, 2000 ...          (14,476)          (12,425)
      Capital in excess of par .................................           16,344            14,862
      Retained earnings ........................................           91,943            95,531
                                                                     ------------      ------------
      Total stockholders' equity ...............................           93,830            97,990
                                                                     ------------      ------------
Total liabilities and stockholders' equity .....................     $    259,631      $    231,141
                                                                     ============      ============

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                                       Quarter Ended                    Nine Months Ended
                                                                       September 30,                      September 30,
                                                                ---------------------------        ---------------------------
                                                                   2001             2000              2001             2000
                                                                ----------       ----------        ----------       ----------
Net sales...............................................        $  168,664       $  134,811        $  436,020       $  372,611
Cost of sales...........................................           119,072           94,534           311,965          264,008
                                                                ----------       ----------        ----------       ----------
                                                                    49,592           40,277           124,055          108,603
Selling, general and administrative expense.............            30,450           27,122            88,849           78,423
                                                                ----------       ----------        ----------       ----------
Income from operations..................................            19,142           13,155            35,206           30,180
Interest expense, net...................................             1,721            1,305             5,154            4,753
                                                                ----------       ----------        ----------       ----------
                                                                    17,421           11,850            30,052           25,427
Loss on the write-down of Amercord Inc..................                 -                -            (2,393)               -
Gain on sale of UltraCraft..............................                 -             (336)                -            8,012
                                                                ----------       ----------        ----------       ----------
Income before income taxes..............................            17,421           11,514            27,659           33,439
Income tax expense .....................................             6,707            5,547            10,649           13,987
                                                                ----------       ----------        ----------       ----------

Net income..............................................        $   10,714       $    5,967        $   17,010       $   19,452
                                                                ==========       ==========        ==========       ==========

Earnings Per Common Share - Basic:

Net income per common share.............................        $     1.59       $     0.74        $     2.39       $     2.42
                                                                ==========       ==========        ==========       ==========

Earnings Per Common Share - Assuming Dilution:

Net income per common share.............................        $     1.52       $     0.71        $     2.29       $     2.34
                                                                ==========       ==========        ==========       ==========



Dividends per common share..............................       $      0.05       $         -       $     0.15       $     0.10
                                                               ===========       ===========       ==========       ==========

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         --------------------------------
                                                                                           2001                   2000
                                                                                         ----------            ----------
OPERATING ACTIVITIES
Net income .................................................................             $   17,010            $   19,452
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization.........................................                  8,146                 7,040
      Deferred income taxes.................................................                  1,658                 2,593
      Loss on the write-down of Amercord Inc................................                  2,393                     -
      Loss on sale of assets................................................                     39                    18
      Gain on sale of UltraCraft............................................                      -                (8,012)
      Changes in operating assets and liabilities:
         Accounts receivable, net...........................................                (28,938)              (14,689)
         Inventories........................................................                 (5,982)              (10,023)
         Income taxes receivable/payable....................................                  8,927                 4,398
         Accounts payable and accrued liabilities...........................                 22,651                11,555
         Other assets and liabilities.......................................                   (210)               (1,408)
                                                                                         ----------            ----------
Net cash provided by operating activities...................................                 25,694                10,924

INVESTING ACTIVITIES
Proceeds from sale of short-term investment.................................                  5,019                     -
Proceeds from sale of assets................................................                    114                    64
Proceeds from sale of UltraCraft............................................                      -                18,885
Additions to property, plant and equipment..................................                (12,312)               (8,998)
                                                                                         ----------            ----------
Net cash provided by (used by) investing activities.........................                 (7,179)                9,951

FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................................                    487                   488
Repurchase of Class B shares................................................                (19,500)                    -
Dividends paid..............................................................                 (1,101)                 (801)
Treasury stock acquired.....................................................                 (2,051)                 (924)
Stock options...............................................................                    995                   557
                                                                                         ----------            ----------
Net cash used by financing activities.......................................                (21,170)                 (680)
Net increase (decrease) in cash.............................................                 (2,655)               20,195
Cash at beginning of period.................................................                 15,879                 3,432
                                                                                         ----------            ----------
Cash at end of period.......................................................             $   13,224            $   23,627
                                                                                         ==========            ==========

Supplemental information:
Cash paid for interest......................................................             $    7,150            $    7,147
                                                                                         ==========            ==========
Net cash paid for income taxes..............................................             $    1,144            $    7,628
                                                                                         ==========            ==========

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements of Associated Materials Incorporated (the "Company") for the quarter and nine months ended September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

                                                                                         September 30,         December 31,
                                                                                             2001                  2000
                                                                                         ------------          ------------
Raw materials..................................................................           $   22,698            $   23,229
Work in process................................................................                5,695                 5,101
Finished goods and purchased stock.............................................               52,018                46,099
                                                                                          ----------            ----------
                                                                                          $   80,411            $   74,429
                                                                                          ==========            ==========

NOTE 3 - STOCKHOLDERS' EQUITY

Under its stock repurchase program, the Company is authorized to purchase up to
1.6 million shares of common stock in open market transactions. The Company repurchased 12,900 shares under this program during the third quarter of 2001. For the nine months ended September 30, 2001, the Company repurchased 123,306 shares of its common stock at a cost of $2.1 million. At September 30, 2001, 1,037,080 shares have been repurchased since the program's inception. The Class B share repurchase described below was not a part of this stock repurchase program.

On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B Common Stock from The Prudential Insurance Company of America ("Prudential") and its wholly owned subsidiary, PCG Finance Company II, LLC ("PCG") at $19.50 per share, or $19.5 million in the aggregate, which has been reflected primarily as a reduction to retained earnings. The share purchase was financed through available cash and borrowings under the Company's $50,000,000 credit facility. Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B Common Stock held by these entities into 550,000 shares of common stock pursuant to the terms of the Company's certificate of incorporation. The Company has retired all 1,550,000 previously authorized shares of Class B Common Stock.

NOTE 4 - AMERCORD INC.

The Company wrote off its $2.4 million investment in Amercord Inc. during the first quarter of 2001. Amercord's operating results and financial position deteriorated during the first quarter 2001 and Amercord ceased operations in the second quarter 2001. The Company believes that it will not recover its investment in Amercord without a restructuring of Amercord. The Company's investment in Amercord consists of a $1.5 million subordinated note and 9.9% of Amercord's common stock.

NOTE 5 - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Quarter Ended                 Nine Months Ended
                                                                       September 30,                   September 30,
                                                                ----------------------------    ----------------------------
                                                                    2001            2000            2001            2000
                                                                ------------    ------------    ------------    ------------
Numerator:
   Numerator for basic and diluted earnings per
      common share - net income ..........................        $  10,714       $   5,967         $17,010         $19,452
Denominator:
   Denominator for basic earnings per common
      share - weighted-average shares.....................            6,721           8,065           7,122           8,035
   Effect of dilutive securities:
      Employee stock options..............................              323             286             293             263
                                                                  ---------       ---------       ---------       ---------
   Denominator for diluted earnings per common
      share - adjusted weighted-average shares............            7,044           8,351           7,415           8,298

Basic earnings per common share ..........................        $    1.59       $    0.74       $    2.39       $    2.42
                                                                  =========       =========       =========       =========

Diluted earnings per common share.........................        $    1.52       $    0.71       $    2.29       $    2.34
                                                                  =========       =========       =========       =========

For the nine months ended September 30, 2000 options to purchase 40,000 shares of common stock were excluded from the calculation of weighted average shares outstanding because the average exercise price of these shares was higher than the average market price of the common stock during the period.

NOTE 6 - DIVIDENDS

During the third quarter of 2001, the Company's Board of Directors declared a cash dividend of $0.05 per share. The Company presently intends to pay a regular quarterly cash dividend of $0.05 per share. However, the Company's ability to make restricted payments, such as dividend payments, is restricted by covenants in its existing bank credit agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes were issued. At September 30, 2001, the Company had the ability to make restricted payments of up to $11.0 million under the more restrictive provision of these agreements.

NOTE 7 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

The table below sets forth for the periods indicated certain items of the Company's financial statements by segment:

                                                                           Quarter Ended September 30,
                                                       ---------------------------------------------------------------------
                                                                   2001                                   2000
                                                       -------------------------------        ------------------------------
                                                                        Percentage of                         Percentage of
                                                        Amount         Total Net Sales        Amount         Total Net Sales
                                                       ---------       ---------------        ---------      ---------------
Total Company:
   Net sales - Alside (1)....................           $150,942             89.5%            $ 118,715             88.1%
   Net sales - AmerCable (1).................             17,722             10.5                16,096             11.9
                                                       ---------          -------             ---------          -------
      Total net sales........................            168,664            100.0               134,811            100.0
   Gross profit..............................             49,592             29.4                40,277             29.9
   Selling, general and
      administrative expense (2).............             30,450             18.1                27,122             20.1
                                                       ---------          -------             ---------          -------
   Income from operations....................          $  19,142             11.3%            $  13,155              9.8%
                                                       =========          =======             =========          =======

Alside:
   Net sales (1).............................          $ 150,942            100.0%            $ 118,715            100.0%
   Gross profit..............................             46,075             30.5                36,925             31.1
   Selling, general and
      Administrative expense.................             27,565             18.3                24,405             20.6
                                                       ---------          -------             ---------          -------
   Income from operations....................          $  18,510             12.2%            $  12,520             10.5%
                                                       =========          =======             =========          =======

AmerCable:
   Net sales (1).............................          $  17,722            100.0%            $  16,096            100.0%
   Gross profit..............................              3,517             19.8                 3,352             20.8
   Selling, general and
      Administrative expense.................              1,843             10.4                 1,677             10.4
                                                       ---------          -------             ---------          -------
   Income from operations....................          $   1,674              9.4%            $   1,675             10.4%
                                                       =========          =======             =========          =======

(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $1,042,000 and $1,040,000 for the quarters ended September 30, 2001 and 2000, respectively.

Overview

         The Company's net sales increased 25.1% to $168.7 million for the quarter ended September 30, 2001 compared to $134.8 million for the same period in 2000 due to higher sales volume at both the Company's Alside and AmerCable divisions. Income from operations increased 45.5% to $19.1 million for the third quarter 2001 compared to $13.2 million for the same period in 2000 due primarily to higher operating profits at Alside. The Company's net income was $10.7 million, or $1.52 per share, for the third quarter of 2001 compared to $6.0 million, or $0.71 per share, for the same period in 2000. During the third quarter 2000, the Company recorded $1.1 million of additional income tax expense due to an adjustment to a deferred tax asset and a $336,000 decrease ($207,000 after tax) in the gain on the sale of UltraCraft due to a purchase price adjustment. Exclusive of these items, the Company's 2000 net income and earnings per share were $7.3 million and $0.87, respectively.

         ALSIDE. Alside's net sales increased 27.1% to $150.9 million for the quarter ended September 30, 2001 as compared to $118.7 million for the same period in 2000 due primarily to higher sales volume of vinyl siding and vinyl windows. Alside's unit sales of vinyl siding increased 14.7% for the third quarter 2001 compared to 9.5% for the vinyl siding industry as a whole. Unit sales of vinyl windows (exclusive of the Alpine window operations acquired in October 2000) increased 57.6%. Gross profit as a percentage of sales decreased to 30.5% for the 2001 period compared to 31.1% for the 2000 period due to changes in Alside's product mix to lower margin vinyl windows. Selling, general and administrative expense increased to $27.6 million in 2001 compared to $24.4 million for the 2000 period, but decreased as a percentage of sales from 20.6% to 18.3%. The increase in SG&A expense is due to higher personnel cost (including incentive compensation), an increase in the number of salaried personnel with the addition of the Alpine window facility and increased expenditures to open new Supply Centers and support growth at existing locations. Income from operations increased 47.8% to $18.5 million for the third quarter 2001 compared to $12.5 million for the 2000 period and increased as a percentage of sales to 12.2% for the 2001 period from 10.5% in the 2000 period.

         AMERCABLE. AmerCable's net sales increased to $17.7 million for the third quarter of 2001 as compared with $16.1 million for the same period in 2000 due primarily to higher sales volume of marine and mining cable products. As anticipated, sales of telecommunication power cable were soft during the third quarter 2001 due to reduced infrastructure expenditures by the telecommunications industry. The telecommunications cable market is anticipated to remain soft into 2002. Gross profit as a percentage of sales decreased to 19.8% for the 2001 period as compared to 20.8% for the 2000 period due to higher operating costs. Selling, general and administrative expense increased to $1.8 million for the 2001 period compared to $1.7 million for the same period in 2000 due to higher personnel costs. Income from operations remained consistent at $1.7 million for the third quarter 2001 as higher sales volume was offset by lower gross profits and higher selling, general and administrative expense.

         OTHER. Net interest expense increased $416,000 for the third quarter of 2001 compared with the same period in 2000 due primarily to a decrease in the Company's investment income as a result of lower cash and investment balances. The Company recorded interest income of $44,000 for the quarter ended September 30, 2001 as compared to $460,000 for the same period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

The table below sets forth for the periods indicated certain items of the Company's financial statements by segments.

                                                                         Nine Months Ended September 30,
                                                    --------------------------------------------------------------------------
                                                                   2001                                   2000
                                                    ------------------------------------   -----------------------------------
                                                                        Percentage of                         Percentage of
                                                        Amount         Total Net Sales         Amount         Total Net Sales
                                                     -----------       ---------------      -----------       ---------------
Total Company:
   Net sales - Alside (1)....................        $   380,087             87.2%          $   324,991             87.2%
   Net sales - AmerCable (1).................             55,933             12.8                47,620             12.8
                                                     -----------          -------           -----------          -------
      Total net sales........................            436,020            100.0               372,611            100.0
   Gross profit..............................            124,055             28.5               108,603             29.1
   Selling, general and
      administrative expense (2).............             88,849             20.4                78,423             21.0
                                                     -----------          -------           -----------          -------
   Income from operations....................        $    35,206              8.1%          $    30,180              8.1%
                                                     ===========          =======           ===========          =======

Alside:
   Net sales (1).............................        $   380,087            100.0%          $   324,991            100.0%
   Gross profit..............................            113,139             29.8                99,468             30.6
   Selling, general and
      Administrative expense.................             79,413             20.9                70,578             21.7
                                                     -----------          -------           -----------          -------
   Income from operations....................        $    33,726              8.9%          $    28,890              8.9%
                                                     ===========          =======           ===========          =======

AmerCable:
   Net sales (1).............................        $    55,933            100.0%          $    47,620            100.0%
   Gross profit..............................             10,916             19.5                 9,135             19.2
   Selling, general and
      Administrative expense.................              5,448              9.7                 4,760             10.0
                                                     -----------          -------           -----------          -------
   Income from operations....................        $     5,468              9.8%          $     4,375              9.2%
                                                     ===========          =======           ===========          =======

(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $3,988,000 and $3,085,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

Overview

         The Company's net sales increased 17.0% to $436.0 million for the nine months ended September 30, 2001 as compared to $372.6 million for the same period in 2000 as sales increased at both Alside and AmerCable. Income from operations increased to $35.2 million for the 2001 period compared to $30.2 million for the 2000 period due to higher operating profits at both Alside and AmerCable. The Company's net income was $17.0 million, or $2.29 per share for the nine months ended September 30, 2001 compared to $19.5 million, or $2.34 per share for the 2000 period. The Company's 2001 results include the writedown of the Company's Amercord investment, while the 2000 results include an $8.0 million gain ($4.9 million after tax) on the sale of UltraCraft and $1.1 million in additional income tax expense recorded due to an adjustment to a deferred tax asset. Exclusive of these items net income was $18.5 million ($2.49 per share) and $15.6 million ($1.88 per share) for the nine months ended September 30, 2001 and 2000, respectively.

         ALSIDE. Alside's net sales for the nine months ended September 30, 2001 increased 17.0% to $380.1 million compared to $325.0 million for the same period in 2000 due to higher sales volume of both vinyl siding and vinyl windows. For the nine months ended September 30, 2001, unit sales of vinyl siding and vinyl windows (exclusive of the Alpine operations acquired in October 2000) increased 7.9% and 47.8%, respectively compared to the 2000 period. Gross profit as a percentage of sales decreased to 29.8% for the 2001 period compared to 30.6% for the 2000 period due to a shift in product mix to lower margin vinyl windows. Selling, general and administrative expense increased to $79.4 million for the 2001 period compared to $70.6 million for the same period in 2000 due to higher personnel costs and increased Supply Center expenditures. Income from operations increased 16.7% to $33.7 million for the nine months ended September 30, 2001 compared to $28.9 million for the 2000 period.

         AMERCABLE. AmerCable's net sales increased 17.5% to $55.9 million for the nine months ended September 30, 2001 as compared to $47.6 million in the 2000 period due to higher sales across all product lines, particularly marine cable products. Gross profit as a percentage of sales increased to 19.5% for the 2001 period compared to 19.2% for the same period in 2000 due to favorable fixed cost absorption. Selling, general and administrative expenses increased to $5.4 million for the nine months ended 2001 due to higher personnel costs, but decreased as a percentage of sales. Income from operations increased to $5.5 million for the nine months ended 2001 as compared to $4.4 million for the same period in 2000 due to higher sales volume and slightly higher gross profit margins.

         OTHER. Net interest expense increased $401,000 or 8.4% for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase was due to a decrease in the Company's investment income. The Company recorded interest income of $260,000 for the nine months ended September 30, 2001 as compared to $659,000 for the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2001 the Company had cash and cash equivalents of $13.2 million and available borrowing capacity of approximately $47.9 million under its existing credit facility. Outstanding letters of credit secured by this credit facility totaled $2.1 million relating to various insurance letters of credit.

        Net cash provided by operations was $25.7 million in the nine months ended September 30, 2001 compared with $10.9 million in the same period in 2000. The increase in cash provided by operations for the 2001 period compared to the 2000 period was due primarily to higher accounts payable and accrued liabilities due to more aggressive cash management and higher profits which were partially offset by higher accounts receivable and inventory balances resulting from increased sales volume.

        The Company's accounts receivable, inventories and accounts payable at September 30, 2001 were significantly higher than the comparable year end balances primarily due to the seasonal nature of the Company's Alside business. The Company typically reports its highest sales volume in the third quarter, whereas fourth quarter sales are significantly lower due to much lower sales volume in the month of December. Although the accounts receivable balance increased 56.9% at September 30, 2001 compared to December 31, 2000, accounts receivable days outstanding were comparable at September 30, 2000 and 2001. Inventory balances have not increased proportionately with sales due to improved inventory management and the significant increase in vinyl window sales, which, due to their custom manufacture, have relatively small amounts of finished goods inventory. Accounts payable increased to $41.1 million at September 30, 2001 compared to $19.3 million due to the seasonal reasons discussed above as well as the timing of certain vendor payments.

        Capital expenditures totaled $12.3 million for the nine months ended September 30, 2001, compared with $9.0 million during the same period in 2000. Alside expenditures for the nine months ended September 30, 2001 were used primarily to increase window and fence capacity and for a new financial and ERP system which will be implemented over the next two years at a total cost of approximately $10.3 million. Expenditures for the new ERP system totaled $3.3 million for 2001 period. Expenditures at AmerCable were used primarily to expand manufacturing capacity.

        In connection with the recapitalization of Amercord in November 1999, the Company guaranteed a $3.0 million note secured by Amercord's real property. Amercord ceased operations in the second quarter of 2001. As of the date of this report, the lender has not requested the Company to make a payment under the guaranty. Should the guaranty be exercised by Amercord's lender, the Company and Ivaco, Inc. have the option to assume the loan. Ivaco, Inc. has indemnified the Company for 50% of any loss under the guaranty up to $1.5 million. Based on a third party appraisal of Amercord's real property, the Company believes that it is adequately secured under its guaranty of the $3.0 million Amercord note such that no losses are anticipated with respect to this guaranty.

        On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B Common Stock from Prudential Insurance Company of America and its wholly owned subsidiary, PCG Finance Company II, LLC, at $19.50 per share, or $19.5 million in the aggregate. The share purchase was financed through available cash and borrowings under the Company's $50,000,000 credit facility. Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B Common Stock held by these entities into 550,000 shares of common stock pursuant to the terms of the Company's certificate of incorporation. The Company has retired all 1,550,000 previously authorized shares of Class B Common Stock.

        During the third quarter of 2001, the Company's Board of Directors declared a cash dividend of $0.05 per share. The Company presently intends to pay a regular quarterly cash dividend of $0.05 per share. However, the Company's ability to make restricted payments, such as dividend payments, is restricted by covenants in its existing bank credit agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes were issued. At September 30, 2001, the Company had the ability to make restricted payments of up to $11.0 million under the more restrictive provision of these agreements.

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

CERTAIN FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs of, and estimates and assumptions made by and information currently available to, the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words, as they relate to the Company or the Company's management, identify forward-looking statements. These statements reflect the current views of the Company's management regarding the operations and results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence and spending as a result of the events of September 11, 2001, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, weather conditions, pricing pressures, shifts in market demand and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Should one or more of these risks or uncertainties occur, or should management's assumptions or estimates prove incorrect, actual results and events may vary materially from those discussed in the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to commodity price risk, interest rate risk and foreign currency exchange rate risk. The Company's market risk is described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company has experienced no significant changes in market risk during the quarter or nine months ended September 30, 2001.

Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Reports on Form 8-K

        Associated Materials Incorporated did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

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




                                         ASSOCIATED MATERIALS INCORPORATED
                                         ---------------------------------
                                                   (Registrant)



Date:  November 13, 2001                 By:  \s\ Robert L. Winspear
                                              ---------------------------------
                                              Robert L. Winspear
                                              Vice President and Chief
                                                Financial Officer

Date:  November 13, 2001                      \s\ Robert L. Winspear
                                              ---------------------------------
                                              Robert L. Winspear
                                              Vice President and Chief Financial
                                                Officer
                                              (Principal Financial and
                                                Accounting Officer)