Form 10-K
period 2001-12-31
ASSOCIATED MATERIALS INC
filed 2002-03-05
CIK 802967

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 25, 2002 was approximately $153,563,000.

As of February 25, 2002 the Registrant had 6,774,027 shares of Common Stock outstanding.


================================================================================

                                     PART I

ITEM 1. BUSINESS

         Associated Materials Incorporated (the "Company") is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). Alside's core products are vinyl siding and vinyl windows. These products are marketed on a wholesale basis to more than 35,000 professional contractors engaged in home remodeling and new home construction principally through Alside's nationwide network of more than 80 Alside Supply Centers. Alside's vinyl product offerings also include vinyl fencing, decking and railing, as well as vinyl garage doors. In 2001, Alside accounted for approximately 88% of the Company's net sales. The Company's operations also include its AmerCable division ("AmerCable"), a manufacturer of specialty electrical cables for use in underground and surface mining, marine and offshore drilling, automotive assembly robotics, telecommunications and a variety of other industrial applications. The Company was incorporated in Delaware in 1983.

         In December 2001, the Company's Board of Directors authorized management to undertake a review of strategic alternatives, including a possible sale of the Company. As of the date of this report, the review process is continuing and the Company anticipates announcing the results of this review in March 2002. There can be no assurance that any transaction will result from this review, nor the terms or timing of any transaction.

INDUSTRY OVERVIEW

         Vinyl siding competes with other materials, such as wood, masonry, fiber cement and metals, for a share of the residential siding market. Vinyl siding has greater durability and requires less maintenance than wood siding, and generally is less expensive than wood, masonry, fiber cement or metal siding. According to an industry study jointly prepared by Sabre Associates, Inc. and Pure Strategy (the "Sabre Study"), based on unit sales, vinyl siding accounted for approximately 50% of the exterior siding market in 1998 versus approximately 17% in 1985. Since the early 1980's, vinyl siding has become the preferred siding product for professional home remodeling contractors and their customers, and commanded approximately 62% of the home remodeling marketplace for siding according to the most recent Sabre Study. Since the mid-1990's, vinyl siding has achieved increasing acceptance in the new construction market, as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. The Company believes that vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

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

ALSIDE

         PRODUCTS. Alside's principal product offerings are vinyl siding and vinyl windows, which together accounted for approximately 67% of Alside's 2001 net sales. Alside also manufactures a variety of other products including vinyl fencing, decking and railing, as well as vinyl garage doors.

         The vinyl siding market consists of three segments: economy/new construction, standard and premium. Vinyl siding quality is determined by its rigidity, resistance to fading, thickness and ease of installation as well as other factors. Since its introduction of Charter Oak in 1995, Alside has established itself as a leader in innovation within the vinyl siding industry. Since 1995, the Company has broadened its product lines to increase its penetration of the premium and economy segments. The Company believes that its innovation in product development was key to its siding sales growth in the past and will continue to be a principal factor in its sales growth in future years. For example, in late 1995, Alside introduced its Charter Oak siding, which enabled Alside to penetrate the premium segment of the vinyl siding market. The Company believes that Charter Oak continues to set the standard for premium vinyl siding products today. Alside introduced its Conquest siding product in 1997, which has enabled Alside to achieve additional market penetration in the economy/new construction segment of the siding industry. During 1998, Alside introduced CenterLock, a patented product positioned in the premium market segment. In 1999, Alside introduced Odyssey Plus, an improved and updated version of its popular Odyssey siding product. Alside introduced its Seneca and Landscape products in order to broaden its offerings for the standard and economy segments in 2000. During 2001, Alside introduced three new premium siding products: Preservation, Eclipse and Board and Batten. In addition to these products, Alside has increased the number of colors and profiles offered within its existing siding products and continues to increase and improve upon the breadth of its vinyl siding product lines. Alside offers limited warranties ranging from 50-year warranties to lifetime warranties with its siding products.

         Alside divides its window products into the economy, standard and premium categories. Product quality within the vinyl window industry is determined by a number of competitive features including method of construction and materials used. Alside custom manufactures substantially all of its windows to fit existing window openings. Custom fabrication provides Alside's customers with a product that is less expensive to install and more attractive after installation. Alside's custom windows are used primarily in the repair and remodeling market. One of the fastest growing segments of the window market is the new construction segment. Alside acquired substantially all the assets of Alpine Industries, Inc. in October 2000. Alpine primarily manufactures new construction windows, and this acquisition increased Alside's presence in the new construction market. Substantially all of Alside's window products are accompanied by a limited lifetime warranty.

         A summary of Alside's siding and window product offerings is presented in the table below according to the Company's product line classification:

Product Line                 Siding Products           Window Products
------------                 ---------------           ---------------
Premium                      Preservation              Preservation
                             Charter Oak               UltraMaxx
                             CenterLock                Alpine 9000 Series
                             Eclipse
                             Board and Batten
                             Williamsport

Standard                     Odyssey Plus              Geneva
                             Seneca                    Excalibur
                                                       Alpine 8000 Series

Economy                      Conquest                  Performance Series -
                             Landscape                 New Construction
                                                       Centurion
                                                       Alpine 7000 Series

         Alside produces vinyl fencing, decking and railing under the brand name UltraGuard(R), currently a leading brand of both agricultural and residential vinyl fencing. Sales of UltraGuard fencing accounted for less than 5% of Alside's net sales in 2001. Alside introduced a raised panel vinyl garage door in 1997 under the brand name Premium Garage Doors(TM). Alside primarily markets its fencing, decking and railing and garage doors through independent dealers.

         To complete its line of vinyl siding and window products, Alside also distributes building products manufactured by other companies. These products include metal siding, wood windows, roofing materials, insulation, cabinets and installation equipment and tools.

         MARKETING AND DISTRIBUTION. Traditionally, most vinyl siding has been sold to the home remodeling marketplace through independent distributors. The Company believes that Alside is one of only two major vinyl siding manufacturers that market their products primarily through company-owned distribution centers. Alside has a nationwide distribution network of more than 80 Alside Supply Centers through which the Company markets Alside manufactured products and other complementary building products to more than 35,000 professional home improvement and new construction contractors. The Company believes that Alside Supply Centers provide "one-stop shopping" to meet the specialized needs of its contractor-customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl windows as well as products manufactured by others. In 2001, approximately 79% of Alside's sales were made through its Supply Centers. In addition to sales and promotional support, contractors look to their local Alside Supply Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers.

         Alside believes that distributing products through its Supply Centers provides the Company with certain competitive advantages such as (a) long-standing customer relationships, (b) the ability to implement targeted marketing programs and (c) a permanent presence in local markets. Many of Alside's contractor-customers have established long-standing relationships with their local Supply Center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. Alside supports its contractor-customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer's price, color and quality requirements. Alside's daily contact with its contractor-customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which Alside competes. This direct presence in the marketplace permits Alside to obtain current local market information, providing Alside with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.

         Many of Alside's contractor-customers install both vinyl siding and vinyl windows. Because Alside manufactures and distributes both vinyl siding and vinyl windows, its contractor-customers can acquire both products from a single source, which the Company believes provides Alside with a competitive advantage in marketing these products to its target customer base. Furthermore, Alside has the ability to achieve economies of scale in sales and marketing by developing integrated programs on either a national or local basis for its vinyl siding and vinyl window products. In 2000, Alside introduced Preservation as the industry's first bundled premium siding and window marketing program. Alside's unique position as a manufacturer and distributor of both vinyl siding and windows has enabled it to offer Preservation to select dealers.

         Each of Alside's Supply Centers is evaluated as a separate profit center, and compensation of Supply Center personnel is based in part on the Supply Center's operating results. Decisions to open new Supply Centers, and to close or relocate existing Supply Centers, are based on Alside's continuing assessment of market conditions and individual location profitability. During 2001, Alside added five Supply Centers to its distribution network. The Company presently expects to open up to eight new Supply Centers in 2002. Alside has developed formal training and recruiting programs for Supply Center personnel which it expects to improve its ability to staff new locations.

         Through certain of its Supply Centers, Alside's Installed Services Division provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its Supply Centers.

         Alside sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. These sales accounted for approximately 21% of Alside's 2001 net sales. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. Alside carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume, lower margin business. No single customer accounted for 5% or more of Alside's 2001 sales. Alside continues to expand its network of independent distributors in strategic areas to improve its penetration into certain markets.

         Alside Window Company Northwest ("Alside Northwest"), which consists of the assets purchased from Alpine in October 2000, has historically sold its window products through a variety of channels including direct to builders and to independent distributors and lumberyards. Alside Northwest has also sold its products into foreign markets, principally the Far East. Alside Northwest expects to continue many of these distribution relationships and also distribute its products through certain Alside Supply Centers.

         MANUFACTURING. Alside manufactures its vinyl siding products at its Ennis and Freeport, Texas facilities. The Company added the Freeport facility, which was completed in 1999, in order to meet its sales expectations for Alside's siding products. The Company believes that, with planned capital projects in 2002, Alside will have adequate capacity to meet its short-term sales expectations. In addition, the Company is able to add incremental extrusion capacity sufficient to increase its capacity by approximately 50% over 2001 levels without the need for an additional facility or the expansion of the Freeport facility. Alside operates a vinyl extrusion facility in West Salem, Ohio to produce vinyl window extrusions as well as vinyl fencing, decking and railing and garage door panels. The Ennis, Texas plant also produces vinyl fencing. Alside operates three window fabrication plants which each use vinyl extrusions manufactured by Alside for the majority of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By producing its own vinyl extrusions, Alside believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. In October 2000, the Company purchased significantly all of the assets of Alpine, including its leased window fabrication facility located in Bothell, Washington. The Bothell facility produces its glass inserts, but has a long-term contract to purchase its vinyl extrusions from a third-party supplier.

         Alside's vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs. Alside's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs.

         RAW MATERIALS. The principal raw materials used by Alside are vinyl resins, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. Alside has a contract with its resin supplier to supply substantially all of its contract vinyl resin requirements and believes that its requirements could also be met by other suppliers. The price of vinyl resin has been, and may continue to be, volatile. Alside generally has been able to pass through price increases in raw materials to its customers. The price of vinyl resin increased significantly during 1999 and remained at this higher level during 2000. Alside implemented price increases in late 1999 and 2000 to offset the increases in vinyl resin prices. The price of vinyl resin decreased somewhat in 2001. Alside does not presently expect any significant change in the price of vinyl resin during 2002.

         COMPETITION. Except for Owens Corning, the Company believes that no company within the residential siding industry competes with Alside on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of vinyl siding products, some of whom are larger in size and have greater financial resources than the Company. Alside competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that Alside is the fifth largest manufacturer of vinyl siding with approximately 8% of the U.S. market. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the window fabrication industry will continue to experience consolidation due to the increased capital requirements for manufacturing welded vinyl windows. The trend towards welded windows, which require more expensive production equipment as well as more sophisticated information systems, has driven these increased capital requirements. Alside and its competitors generally compete on price, product performance, and sales and service support to professional contractors. Competition varies by region. Alside also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry, fiber cement and metal in the siding market. However, the Company believes Alside's products are competitive, and in most sectors are gaining share at the expense of these alternative materials due to vinyl's superior qualities, including its lower material cost, durability and low maintenance requirements.

AMERCABLE

         AmerCable accounted for approximately 12% of the Company's net sales in 2001. AmerCable manufactures and markets jacketed electrical cable products for specialized applications from its facility in El Dorado, Arkansas. These applications include underground and surface mining, marine and offshore drilling, automotive assembly robotics, telecommunications, and a variety of other specialized industrial applications. AmerCable principally manufactures specialty cable to meet industry technical standards and end-users' specifications, and its products are internationally recognized and certified by the world's governing approval authorities.

         PRODUCTS. AmerCable manufactures and distributes three categories of products: mining cable, marine and offshore drilling cable, and industrial cable, which accounted for 40%, 32% and 28% of its 2001 sales, respectively. AmerCable manufactures a complete line of mining cable products, which are designed and utilized to supply power for mining equipment and systems in diverse underground and surface mining applications where cable flexibility and durability are critical. AmerCable's Tiger(R) brand cable products are considered a leader in the mining cable market. AmerCable's marine cables, marketed under the Gexol(TM) trade name, are designed to withstand the demanding environments of marine, shipboard and offshore drilling applications, and are recognized as a quality product in the marine cable market. AmerCable manufactures and markets a variety of industrial cable products, which include telecommunications central office power cables, diesel locomotive cables ("DLO"), automotive assembly robotics cables, magnet crane cables and a number of other portable power cable products. The market for telecommunications central office power cables, which are used to power towers, gateways, amplifier stations and local office switches, had been one of the fastest growing sectors in the wire and cable industry prior to 2001. The growth in this market is largely responsible for the growth of AmerCable's industrial business in 2000 as this market utilized DLO products as well as specialty telecommunications power cable products. However, sales of telecommunication cable products decreased in 2001 due to reduced infrastructure expenditures by the telecommunications industry. The Company anticipates that the telecommunications cable market will provide opportunities for AmerCable over the long term.

         MARKETING AND DISTRIBUTION. AmerCable markets its cable products principally to independent distributors who resell to the end user, except for certain marine products that are distributed through its Offshore/Marine Cable Specialists division. Approximately 27% of AmerCable's 2001 sales were made through its Offshore/Marine Cable Specialists division.

         RAW MATERIALS. The principal raw material used by AmerCable is copper strand, which is available from a number of suppliers. Historically, copper strand has been subject to rapid price changes. AmerCable generally prices its cable products based upon market prices for copper at the time of shipment. As a result, sudden decreases in copper prices can result in lower gross profit margins in subsequent periods. In certain instances, AmerCable may guarantee a fixed copper price for its products where there is a significant time lag between the purchase order and shipment. In these cases, AmerCable generally attempts to hedge its position on copper prices.

         COMPETITION. Rather than compete in the higher volume, commodity-type markets such as residential building wire and magnet wire, AmerCable seeks to compete as a market leader in small, niche markets in which products typically are specialized constructions to meet market-specific applications and require a higher level of value-added content. AmerCable competes with numerous large and small manufacturers, a number of which have substantially greater resources than the Company. AmerCable generally competes on sales and product service, product performance, delivery speed and price. AmerCable believes that it has developed strong customer relationships as a result of its ability to fulfill customer needs through the manufacture of high quality products, through consistent availability of products with industry-leading lead times and on-time delivery, through innovative product enhancements and new products and through superior customer service including strong field application engineering capabilities.

ACQUISITIONS AND DIVESTITURES

         In October 2000, the Company acquired substantially all of the assets of Alpine for $7.6 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets is Alpine's leased window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows primarily for the new construction market. In addition to new construction windows, Alpine manufactures premium sound control windows. This acquisition significantly increases the Company's presence on the West Coast. The acquisition was accounted for using the purchase method of accounting.

         The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $18.9 million after working capital adjustments and transaction costs. The Company recorded a pre-tax gain of $8.0 million on the sale. UltraCraft represented approximately 5% of the Company's 1999 net sales.

AMERCORD

         In addition to its Alside and AmerCable divisions, the Company owns a 9.9% interest in Amercord Inc. ("Amercord"). Amercord manufactured and marketed steel cord and bead wire to the tire manufacturing industry. The Company reduced its ownership in Amercord from 50% to 9.9% in the fourth quarter of 1999. Amercord's operating results and financial position deteriorated during the first quarter 2001. The Company believed it would not recover its investment in Amercord and wrote off its $2.4 million investment in Amercord during the first quarter of 2001. Amercord ceased operations during the second quarter of 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

         Alside's employment needs vary seasonally with sales and production levels. As of December 31, 2001, Alside had approximately 2,140 full-time employees, including approximately 1,120 hourly workers. The West Salem, Ohio plant is Alside's only unionized manufacturing facility, employing approximately 85 covered workers as of December 31, 2001. The collective bargaining agreement for the West Salem facility was successfully renegotiated in November 2001 for a three-year term. Additionally, approximately 90 hourly workers in certain Supply Center locations are covered by collective bargaining agreements. The Company considers Alside's labor relations to be good.

         Alside utilizes leased employees to supplement its own workforce at its vinyl window fabrication plants located in Akron, Ohio; Kinston, North Carolina; and Cedar Rapids, Iowa. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production requirements. The aggregate number of leased employees in the window plants ranges from approximately 300 to 650 people based on seasonality.

         As of December 31, 2001, AmerCable employed approximately 210 people, including 115 hourly workers, none of whom are covered by collective bargaining agreements. AmerCable maintains good relations with its employees.

TRADEMARKS AND PATENTS

         The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. Although the Company considers each of these items to be valuable, it does not currently believe this property, other than the Alside(R) trademark, to be material. The Company has obtained patents on certain claims associated with its siding, fencing, decking and railing, and garage door products, which the Company believes distinguish Alside's products from those of its competitors.

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

ITEM 2. PROPERTIES

         The Company's operations include both owned and leased facilities as described below:

           LOCATION                                  PRINCIPAL USE                           SQUARE FEET
           --------                                  -------------                           -----------
ALSIDE

Akron, Ohio                               Alside Headquarters                                    70,000

                                          Vinyl Windows, Vinyl Fencing, Decking                 577,000
                                               and Railing and Vinyl Garage Doors

Ennis, Texas                              Vinyl Siding Products, Vinyl Fencing,                 301,000
                                               Decking and Railing

Freeport, Texas                           Vinyl Siding Products                                 120,000

West Salem, Ohio                          Vinyl Window Extrusions, Fencing                      173,000
                                               and Garage Door Panels

Kinston, North Carolina                   Vinyl Windows                                         319,000(1)

Cedar Rapids, Iowa                        Vinyl Windows                                         128,000(1)

Bothell, Washington                       Vinyl Windows                                         159,000(1)


AMERCABLE

El Dorado, Arkansas                       AmerCable Headquarters and                            372,000
                                               Electrical Cable

Houston, Texas                            Cable Distribution                                     33,000(1)

----------

(1) Leased facilities.


         Management believes that the Company's facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

         Alside also operates more than 80 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its Supply Centers for terms generally ranging from five to seven years with renewal options. The Supply Centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

         The leases for Alside's window plants extend through 2011 for the Bothell location and 2005 for the Cedar Rapids and Kinston locations. Each lease is renewable at the Company's option for an additional five-year period. The Company's corporate headquarters occupy approximately 3,500 square feet of leased office space in Dallas, Texas. Under the Company's existing credit agreement with KeyBank, N.A., the bank lender holds a security interest in the Company's contract rights, including real property leases.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on The Nasdaq National Market with the ticker symbol "SIDE." The following table shows the price range of the Company's common stock for each quarter in 2001 and 2000:

                                                     Prices
                                             -----------------------
        Quarter                                High           Low
        -------                              --------       --------
2001    First                                $  18.00       $  15.50
2001    Second                                  20.05          15.88
2001    Third                                   24.75          18.50
2001    Fourth                                  38.23          20.75
                                             --------       --------
        Year                                 $  38.23       $  15.50
                                             --------       --------
2000    First                                $  15.88       $  11.13
2000    Second                                  17.88          14.75
2000    Third                                   19.25          14.00
2000    Fourth                                  16.75          13.06
                                             --------       --------
        Year                                 $  19.25       $  11.13
                                             --------       --------

HOLDERS

         On February 25, 2002, the Company had 41 record holders of common stock.

DIVIDENDS

         The Company paid dividends of $0.10 and $0.20 per share in 2000 and 2001, respectively. The Company presently intends to pay a quarterly cash dividend of $0.05 per share. However, the Company's future dividend policy will depend upon the Company's capital requirements, results of operations, financial condition and other factors as the Company's Board of Directors deems relevant. Further, the payment of cash dividends is restricted by covenants in its existing bank credit agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes ("9 1/4% Notes") were issued. At December 31, 2001, the Company had the ability to pay dividends and make other restricted payments of up to $15.7 million under the most restrictive provision of these agreements.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial information set forth below for the five-year period ended December 31, 2001 was derived from the audited financial statements of the Company. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                           1997           1998           1999           2000           2001
                                                        ----------     ----------     ----------     ----------     ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales (1) ......................................    $  399,974     $  410,111     $  455,268     $  499,393     $  595,819
Cost of sales (1) ..................................       285,798        285,822        317,596        353,994        425,366
                                                        ----------     ----------     ----------     ----------     ----------
Gross profit .......................................       114,176        124,289        137,672        145,399        170,453
Selling, general and administrative expenses .......        81,142         88,727         96,028        107,255        119,945
Other income, net (2) ..............................            --          2,673             --             --             --
                                                        ----------     ----------     ----------     ----------     ----------
Income from operations .............................        33,034         38,235         41,644         38,144         50,508
Interest expense ...................................         9,795          7,565          6,779          6,046          6,795
Gain on the sale of UltraCraft (3) .................            --             --             --          8,012             --
Equity in loss of Amercord .........................           626          1,881          1,337             --             --
Write-down of Amercord (4) .........................            --          4,351             --             --          2,393
                                                        ----------     ----------     ----------     ----------     ----------
Income before income tax expense ...................        22,613         24,438         33,528         40,110         41,320
Income tax expense .................................         9,524         11,382         13,038         16,555         15,908
                                                        ----------     ----------     ----------     ----------     ----------
Income before extraordinary item ...................        13,089         13,056         20,490         23,555         25,412
Extraordinary item (5) .............................            --          4,107             --             --             --
                                                        ----------     ----------     ----------     ----------     ----------
Net income .........................................    $   13,089     $    8,949     $   20,490     $   23,555     $   25,412
                                                        ==========     ==========     ==========     ==========     ==========

SHARE DATA:
Basic earnings per common share before
   extraordinary item ..............................    $     1.72     $     1.58     $     2.52     $     2.94     $     3.62
Diluted earnings per common share before
   extraordinary item (6) ..........................          1.69           1.55           2.46           2.85           3.46
Weighted average number of diluted shares ..........         7,756          8,403          8,344          8,258          7,334
Dividends per share ................................    $     0.05     $    0.075     $     0.10     $     0.10     $     0.20

OTHER DATA:
EBITDA (7) .........................................    $   39,555     $   45,452     $   50,163     $   47,694     $   61,427
Capital expenditures ...............................         8,758         14,261         18,915         11,925         15,022
Cash provided by operating activities ..............        22,496         26,799         15,244         22,968         43,989
Cash used in investing activities ..................        (7,941)       (14,712)       (17,619)        (5,538)        (9,861)
Cash provided by (used in) financing activities ....       (15,004)           942         (9,157)        (4,983)       (21,138)
Ratio of EBITDA to net interest expense ............          4.04x          6.01x          7.40x          7.89x          9.04x

                                                                                     DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                           1997           1998           1999           2000           2001
                                                        ----------     ----------     ----------     ----------     ----------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ....................................    $   61,191     $   79,225     $   85,878     $  102,064     $  106,188
Total assets .......................................       178,504        189,319        206,296        231,141        254,307
Short-term debt, including current maturities ......         2,314          3,600             --             --             --
Long-term debt, less current maturities ............        78,600         75,000         75,000         75,000         75,000
Stockholders' equity ...............................        44,734         64,378         79,326         97,990        102,675

----------

(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) The Company recorded a $5.9 million curtailment gain due to the freeze of the Alside Retirement Plan at December 31, 1998. The Company also accrued an additional $3.3 million expense for retiree medical benefits related to the 1989 closure of Alside's metal siding plant.

(3) The Company recorded an $8.0 million pre-tax gain on the sale of its UltraCraft operation, a manufacturer of semi-custom cabinets, in June 2000.

(4) In 1998, the Company recorded a pretax write-down on its investment in Amercord in anticipation of a loss on the sale of Amercord. In 2001, the Company recorded a $2.4 million loss upon the write-off of its remaining investment in Amercord due to the deterioration of Amercord's operations.

(5) The extraordinary item represents, net of tax, the loss recognized on the write-off of debt issuance costs and the prepayment premium paid on the purchase of the Company's 11 1/2% Senior Subordinated Notes in 1998.

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

(7) EBITDA is calculated as income from operations plus depreciation and amortization. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of an issuer's historical ability to service its debt. EBITDA should not be considered as an alternative to, or more meaningful than, net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA has not been prepared in accordance with generally accepted accounting principles. EBITDA as presented above for the Company may not be comparable to similarly titled measures reported by other companies.

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

         ALSIDE. The Company's results of operations are primarily affected by the operating results of Alside, which accounted for more than 87% of the Company's net sales in each of the last three years. Because its residential building products are consumer durable goods, Alside's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. Alside's sales are also affected by changes in consumer preferences with respect to types of building products. Alside's products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. Alside believes that approximately two-thirds of its sales were made to the repair and remodeling sector in 2001, 2000 and 1999.

         The Company believes that vinyl building products continue to gain market share from metal and wood products due to vinyl's favorable attributes, which include its durability, lower maintenance cost and lower cost compared to wood and metal. Although no assurances can be given, the Company further believes that these increases in market share, together with Alside's increased marketing efforts, will increase Alside's sales of vinyl siding, vinyl windows and other complementary building products.

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

         AMERCABLE. Rather than compete in the higher volume, commodity-type markets such as residential building wire and magnet wire, AmerCable seeks to compete as a market leader in smaller, niche markets in which products typically are specialized constructions designed to meet market-specific applications and require a higher value-added content. AmerCable manufactures and distributes a core group of cable products that it believes best utilize its manufacturing efficiencies and marketing and distribution capabilities. Its cable products are used primarily in the mining, offshore drilling and telecommunications industries. AmerCable's results can be affected by a slowdown in the mining and offshore drilling industries as a result of lower commodity prices while its sales of telecommunications cable products can be affected by reduced infrastructure expenditures by the telecommunications industry. AmerCable's sales can also be affected by the price of copper as AmerCable generally prices its cable products based upon market prices for copper at the time of shipment.

         AMERCORD. In November 1999, Amercord was recapitalized, and in that transaction the Company's interest in Amercord was reduced from 50% to 9.9%. As a result of the recapitalization, the Company received $1.2 million in cash (net of related expenses) and a subordinated note for $1.5 million due November 2004. The Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003. For the reasons described in the following paragraph, the Company does not presently expect Amercord will have the financial ability to meet these obligations.

         Amercord's operating results and financial position deteriorated during the first quarter 2001. The Company believed it would not recover its investment in Amercord and wrote off its $2.4 million investment in Amercord during the first quarter of 2001. Amercord ceased operations during the second quarter of 2001.

         SEGMENT DATA. Alside accounted for more than 87% of the Company's net sales and income from operations in each of the last three years. In 2001, Alside accounted for approximately 88% of the Company's income from operations exclusive of corporate selling, general and administrative expenses. Management believes that a discussion of the Company's results and financial position for these periods is enhanced by presenting segment information for Alside and AmerCable. The tables below set forth for the periods indicated certain items from the Company's financial statements:

                                                                      YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------------------
                                                   2001                         2000                         1999
                                         ------------------------     ------------------------     ------------------------
                                                          % OF                         % OF                         % OF
                                                       TOTAL NET                    TOTAL NET                    TOTAL NET
                                           AMOUNT        SALES          AMOUNT        SALES          AMOUNT        SALES
                                         ----------    ----------     ----------    ----------     ----------    ----------
                                                                       (DOLLARS IN THOUSANDS)
CONSOLIDATED:
Net sales - Alside (1) ..............    $  524,528          88.0%    $  434,845          87.1%    $  410,107          90.1%
Net sales - AmerCable (1) ...........        71,291          12.0         64,548          12.9         45,161           9.9
                                         ----------    ----------     ----------    ----------     ----------    ----------
   Total net sales ..................       595,819         100.0        499,393         100.0        455,268         100.0
Gross profit ........................       170,453          28.6        145,399          29.1        137,672          30.2
Selling, general and
   administrative expenses (2) ......       119,945          20.1        107,255          21.5         96,028          21.1
                                         ----------    ----------     ----------    ----------     ----------    ----------
Income from operations ..............        50,508           8.5         38,144           7.6         41,644           9.1
Interest expense ....................         6,795           1.1          6,046           1.2          6,779           1.5
Gain on the sale of UltraCraft ......            --            --          8,012           1.6             --            --
Equity in loss of Amercord ..........            --            --             --            --          1,337           0.3
Write-down of Amercord ..............         2,393           0.4             --            --             --            --
                                         ----------    ----------     ----------    ----------     ----------    ----------
Income before income tax expense ....        41,320           7.0         40,110           8.0         33,528           7.3
Income tax expense ..................        15,908           2.7         16,555           3.3         13,038           2.8
                                         ----------    ----------     ----------    ----------     ----------    ----------
Net income ..........................    $   25,412           4.3%    $   23,555           4.7%    $   20,490           4.5%
                                         ==========    ==========     ==========    ==========     ==========    ==========

ALSIDE:
Net sales (1) .......................    $  524,528         100.0%    $  434,845         100.0%    $  410,107         100.0%
Gross profit ........................       156,626          29.8        131,704          30.3        129,996          31.7
Selling, general and
   administrative expenses ..........       107,737          20.5         95,404          22.0         87,588          21.4
                                         ----------    ----------     ----------    ----------     ----------    ----------
Income from operations ..............    $   48,889           9.3%    $   36,300           8.3%    $   42,408          10.3%
                                         ==========    ==========     ==========    ==========     ==========    ==========

AMERCABLE:
Net sales (1) .......................    $   71,291         100.0%    $   64,548         100.0%    $   45,161         100.0%
Gross profit ........................        13,827          19.4         13,695          21.2          7,676          17.0
Selling, general and
   administrative expenses ..........         7,174          10.1          7,880          12.2          4,801          10.6
                                         ----------    ----------     ----------    ----------     ----------    ----------
Income from operations ..............    $    6,653           9.3%    $    5,815           9.0%    $    2,875           6.4%
                                         ==========    ==========     ==========    ==========     ==========    ==========

----------

(1) Certain prior period amounts have been reclassified to conform with the current period presentation.

(2) Consolidated selling, general and administrative expenses include corporate expenses of $5.0 million, $4.0 million and $3.6 million for the years 2001, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

         GENERAL. The Company's net sales increased $96.4 million or 19.3% to a record high of $595.8 million for the year ended 2001 as compared to the 2000 period due primarily to strong sales at the Company's Alside division. Income from operations increased $12.4 million or 32.4% to $50.5 million for the 2001 period compared to $38.1 million for the 2000 period due primarily to higher operating profits at Alside. Net income increased 7.9% to $25.4 million or $3.46 per share in 2001 compared to $23.6 million or $2.85 per share in 2000. The 2001 results include the $2.4 million write-down of the Company's Amercord investment while the 2000 period results included the $8.0 million pre-tax gain on the sale of the Company's UltraCraft cabinet operations and an additional $1.1 million in income tax expense recorded due to an adjustment to a deferred tax asset. Excluding these items, the Company's net income and earnings per share were $26.9 million or $3.67 per share in 2001 and $19.7 million or $2.39 per share in 2000. In April 2001, the Company repurchased 1.0 million shares of its outstanding Class B common stock. The Company's weighted average shares outstanding were 7.3 million in 2001 and 8.3 million in 2000. Exclusive of the repurchase of the shares of Class B common stock, the Company's weighted average shares outstanding and earnings per share for 2001 were 8.0 million and $3.20, respectively.

         ALSIDE. Alside's net sales increased 20.6% to $524.5 million in 2001 compared to $434.8 million in the 2000 period due to higher sales volume of vinyl windows, vinyl siding and complementary building products, such as roofing, foam insulation, tools and other materials manufactured by third parties and sold through Alside's Supply Centers. Unit sales of vinyl windows increased 48.1% for the 2001 period compared to the 2000 period, exclusive of the operations of Alpine, which were acquired in October 2000. Vinyl window unit sales increased 83.5% including the Alpine operations. Unit sales of vinyl siding increased 11.1% for the 2001 period while the Company believes that the vinyl siding industry as a whole decreased slightly. Gross profit increased 18.9% to $156.6 million for the 2001 period compared to $131.7 million for the same period in 2000, but decreased as a percentage of sales to 29.8% in 2001 from 30.3% in 2000 due to changes in product mix to lower margin vinyl windows. Gross profit margins on vinyl siding and windows each increased over 2000 due to lower raw material costs and improved manufacturing efficiencies. Selling, general and administrative expense increased to $107.7 million in 2001 compared to $95.4 million in 2000, but decreased as a percentage of sales. The increase was due to higher personnel costs and higher Supply Center expenditures. The increase in personnel costs was due to normal salary increases, an increase in the number of salaried personnel due to the Alpine acquisition in 2000, higher incentive compensation due to increased profitability at Alside and higher severance expense. Supply Center costs increased due to higher personnel costs due to an increase in number of Supply Center personnel, higher incentive compensation and increased lease expense due to the opening of additional locations and increased lease expense at existing locations. Income from operations increased 34.7% to $48.9 million as higher gross profits were partially offset by higher selling, general and administrative expense.

         AMERCABLE. Net sales increased 10.4% to $71.3 million for the 2001 period compared to $64.5 million for the same period in 2000 due to higher sales of marine and mining cable products which were partially offset by lower sales of industrial cable products, including telecommunications cable products. Gross profit increased to $13.8 million in 2001 compared to $13.7 million in 2000 but decreased as a percentage of sales due to higher labor and overhead costs and unfavorable fixed cost absorption. Selling, general and administrative expense was $7.2 million for the period ended 2001 compared to $7.9 million for the same period in 2000 as lower bad debt expense was partially offset by higher personnel costs. In 2000, AmerCable recorded $1.4 million in additional bad debt expense as the result of a customer bankruptcy. Income from operations increased 14.4% to $6.7 million in 2001 compared to $5.8 million for the same period in 2000 due to slightly higher gross profit and lower selling, general and administrative expense due to the additional $1.4 million in bad debt expense recorded in 2000.

         OTHER. Net interest expense increased $749,000 or 12.4% in 2001 compared to 2000 due primarily to a decrease in the Company's investment income. The Company's average investment balance decreased during 2001 as compared to 2000 due to the Company's repurchase of 1.0 million shares of its Class B common stock at an aggregate cost of $19.5 million in April 2001. The overall decrease in interest rates during 2001 also contributed to lower investment income. The Company recorded interest income of $377,000 in 2001 as compared to $1.1 million in 2000. Corporate selling, general and administrative expense increased to $5.0 million for 2001 compared to $4.0 million for the 2000 period due to the cost associated with obtaining a fairness opinion in connection with the repurchase of the Company's Class B common stock and additional compensation expense recorded due to a modification of certain outstanding stock options.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

         GENERAL. The Company's net sales increased 9.7% to $499.4 million in 2000 as compared to $455.3 million in 1999 due to higher sales at the Company's Alside and AmerCable divisions. Income from operations decreased 8.4% to $38.1 million in 2000 as compared to $41.6 million in 1999 as higher operating profits from the Company's AmerCable division were offset by lower operating profits at Alside. Net income increased to $23.6 million or $2.85 per share in 2000 as compared to $20.5 million or $2.46 per share in 1999. The increase in net income was due to the sale of the Company's UltraCraft cabinet operations in June 2000, which resulted in a pre-tax gain of $8.0 million.

         ALSIDE. Net sales at Alside increased to a record $434.8 million in 2000 as compared to $410.1 million in 1999 due to higher sales prices in vinyl siding and higher sales volume in vinyl windows and vinyl fencing. Vinyl siding sales increased in 2000 as compared to 1999 as higher sales prices which were implemented to offset higher vinyl resin costs were partially offset by a slight decrease in siding unit volume. Vinyl window sales increased 9.7% in 2000 due primarily to a 6.5% increase in unit sales volume while sales of vinyl fencing, decking and railing increased 28.5% due to higher sales volume. Gross profit increased to $131.7 million in 2000 but decreased as a percentage of sales as Alside was unable to recover any incremental margin on the selling price increases that resulted due to higher vinyl resin prices. Selling, general and administrative expense increased to $95.4 million in 2000 as compared to $87.6 million in 1999 due to the opening of eight additional Supply Centers as well as higher personnel costs and higher legal expense. Income from operations decreased to $36.3 million in 2000 from $42.4 million in 1999 as higher gross profits were more than offset by higher selling, general and administrative expense.

         AMERCABLE. AmerCable's net sales increased 42.9% to $64.5 million in 2000 as compared to $45.2 million in 1999 due to higher volume across all product lines. Sales increased by 86% in the industrial segment as sales of power cable to the telecommunications industry were very strong. Gross profit increased to $13.7 million in 2000 up from $7.7 million in 1999 due to higher sales and improved fixed cost absorption. Gross profit as a percentage of sales increased to 21.2% as compared to 17.0% in 1999. Selling, general and administrative expense increased to $7.9 million in 2000 as compared to $4.8 million in 1999. The increase was due to a $1.4 million increase in bad debt expense as well as higher personnel costs and higher incentive compensation. Bad debt expense increased by $1.4 million in 2000 as a result of a large customer that filed for bankruptcy. Income from operations increased to $5.8 million in 2000 as compared to $2.9 million in 1999 due to higher gross profits, which were offset in part by higher selling, general and administrative expense.

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

Quarterly sales and operating profit data for the Company in 2001 and 2000 are shown in the table below:

                                                                        THREE MONTHS ENDED
                                                 ----------------------------------------------------------------
                                                   MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                 ------------      ------------     ------------     ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Net sales - Alside .........................     $     89,939      $    139,206     $    150,942     $    144,441
Net sales - AmerCable ......................           18,672            19,539           17,722           15,358
                                                 ------------      ------------     ------------     ------------
   Total net sales .........................          108,611           158,745          168,664          159,799
Gross profit ...............................           27,197            47,266           49,592           46,398
Income (loss) from operations ..............             (930)           16,994           19,142           15,302
Net income (loss) ..........................           (3,015)            9,311           10,714            8,402
Basic earnings (loss) per common share .....            (0.39)             1.34             1.59             1.25
Diluted earnings (loss) per common share ...            (0.39)             1.28             1.52             1.18

2000
Net sales - Alside .........................     $     87,141      $    119,135     $    118,715     $    109,854
Net sales - AmerCable ......................           16,278            15,246           16,096           16,928
                                                 ------------      ------------     ------------     ------------
   Total net sales .........................          103,419           134,381          134,811          126,782
Gross profit ...............................           28,593            39,733           40,277           36,796
Income from operations .....................            4,310            12,715           13,155            7,964
Net income .................................            1,591            11,894            5,967            4,103
Basic earnings per common share ............             0.20              1.48             0.74             0.52
Diluted earnings per common share ..........             0.19              1.43             0.71             0.50

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $44.0 million, $23.0 million and $15.2 million in 2001, 2000 and 1999, respectively. Cash flows from operations increased $21.0 million in 2001 compared to 2000 due to higher operating profits and higher accounts payable and accrued liabilities which were partially offset by higher accounts receivable. The increase in accounts payable was due to higher fourth quarter sales and the timing of vendor payments while the increase in accrued liabilities was due to higher commission and profit sharing accruals at the Company's Alside division. Sales for the fourth quarter of 2001 were 26% higher than the same period in 2000 resulting in an increase in accounts receivable for 2001 compared to the 2000 period. Inventory levels have not increased proportionately with sales due to improved inventory management and the significant increase in vinyl window sales, which have relatively small amounts of finished goods inventory due to the fact that the Company's window products are custom fabricated to the customer's specifications. Cash flows from operations increased in 2000 as compared to 1999 due primarily to lower working capital requirements.

         In May 1999, the Company amended its existing $50 million bank credit facility to extend the term of the facility through May 2002. Available borrowings under this credit agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. The credit agreement is secured by substantially all of the Company's assets other than the Company's owned real property, equipment and its interest in Amercord. At December 31, 2001, $1.9 million of this facility had been used to secure various insurance letters of credit. At December 31, 2001 the Company had an available borrowing capacity under the credit agreement of approximately $48.1 million. The Company is presently in discussions with the lender under the credit agreement to extend the term of this credit facility.

         Capital expenditures totaled $15.0 million, $11.9 million and $18.9 million in 2001, 2000 and 1999, respectively. Alside's 2001 expenditures were used primarily to increase window and fencing capacity and for the new ERP system which will be implemented over the next two years at a total cost of approximately $12.0 million. Capital expenditures associated with the ERP implementation totaled $3.1 million in 2001. Expenditures at AmerCable were used to expand manufacturing capacity. Capital expenditures in 2000 were used primarily to increase extrusion capacity for window profiles, fencing and siding products, improve window efficiency and upgrade window information systems at Alside and increase capacity and processing efficiency at AmerCable. Expenditures in 1999 were primarily used to complete the new vinyl siding manufacturing facility in Freeport, Texas, expand extrusion capacity for window profiles and vinyl fencing, expand capacity and increase manufacturing efficiency for semi-custom cabinets and increase production flexibility and capacity at AmerCable. Capital expenditures for the new vinyl siding manufacturing plant were $9.8 million in 1999. The Company has historically funded these capital expenditure requirements out of cash generated from operating activities or borrowings under its bank credit facility.

         The Company believes that capital expenditures ranging from $8.0 million to $10.0 million represent a base level of spending needed to maintain its manufacturing facilities as well as provide for modest increases in capacity and further automation. 2002 estimated capital expenditures are $13.3 million of which $10.3 million are budgeted for Alside. Alside's 2002 budget includes expenditures to replace existing window tooling to facilitate the manufacture of new products, increase window and siding capacity to meet anticipated sales growth, expand its existing Supply Center network and approximately $400,000 for the ERP system implementation. Approximately $3.0 million of the 2002 capital budget has been allocated to AmerCable, primarily to add extrusion capacity.

         The Company has commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment. The minimum commitments under these leases for 2002, 2003, 2004, 2005, 2006 and thereafter are $14.0 million, $11.6 million,
$8.9 million, $6.2 million, $3.4 million and $5.4 million, respectively.

         In connection with the recapitalization of Amercord in November 1999, the Company guaranteed a $3.0 million note secured by Amercord's real property. Amercord ceased operations in the second quarter of 2001. As of the date of this report, the lender has not requested the Company to make payment under the guaranty. Should the guaranty be exercised by Amercord's lender, the Company and Ivaco Inc., another stockholder of Amercord, have the option to assume the loan. Ivaco Inc. has indemnified the Company for 50% of any loss under the guaranty up to $1.5 million. Based on a third party appraisal of Amercord's real property, the Company believes that it is adequately secured under its guaranty of the $3.0 million Amercord note such that no loss is anticipated with respect to this guaranty.

         Effective October 1, 1998, the Company established an Employee Stock Purchase Plan ("ESPP"). Employees participating in the ESPP can purchase shares of the Company's common stock at a 15% discount to fair market value through payroll deductions of up to 25% of their eligible compensation. The Company initially registered 250,000 shares of common stock with the Securities and Exchange Commission ("SEC") for issuance pursuant to the ESPP and registered an additional 250,000 shares during 2001. During 2001, 2000 and 1999, the Company issued 60,679, 65,873 and 80,919 shares of common stock pursuant to the ESPP, resulting in net proceeds to the Company of approximately $875,000, $848,000 and $851,000, respectively. The Company's Board of Directors approved the suspension of the ESPP effective December 31, 2001.

         On October 27, 1998 the Company's Board of Directors approved a program to repurchase up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors. On November 28, 2000 the Company's Board authorized the repurchase of an additional 800,000 shares under the program for a total of 1.6 million shares. At December 31, 2001, the Company had repurchased 1.0 million shares of common stock under this program at a cost of $13.9 million. The Class B common stock repurchase described below was not part of this stock repurchase program.

         On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B common stock from The Prudential Insurance Company of America ("Prudential") and its wholly owned subsidiary, PCG Finance Company II, LLC ("PCG") at $19.50 per share, or $19.5 million in the aggregate, which has been reflected primarily as a reduction to retained earnings. The share purchase was financed through available cash and borrowings under the Company's existing credit facility. Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B common stock held by these entities into 550,000 shares of common stock pursuant to the terms of the Company's Certificate of Incorporation. The Company has retired all 1,550,000 previously authorized shares of Class B common stock.

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

EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years. Alside's principal raw material, vinyl resin, has been subject to rapid price changes, including in 1999 and 2000. Alside has historically been able to pass on price increases to its customers. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin price increases and price increases in Alside's products. However, over longer periods of time, the impact of the price increases in vinyl resin tends to not be material. No assurances can be given that Alside will be able to pass on any price increases in the future. Alside does not expect any significant change in the price of vinyl resin for 2002.

FINANCIAL ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which has eliminated the pooling of interests method for mergers and acquisitions. The purchase method of accounting is required for all business combinations initiated after June 30, 2001. SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The Company has not made any acquisitions that were accounted for by the pooling of interests method. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Statement is effective for fiscal years beginning after December 15, 2001. The Company has not recorded goodwill or other intangible assets with respect to any acquisition. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and establishes consistent accounting treatment for these items. This Statement is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial reporting and accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         GENERAL. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes and pensions and benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

         REVENUE RECOGNITION. Revenues are recorded net of estimated customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

         BAD DEBT. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         INVENTORY. The Company values its inventories at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         INCOME TAXES. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.

         PENSION. The Company's pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates. Changes in the related pension benefit costs may occur in the future due to changes in assumptions.

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

         CHANGING RAW MATERIAL COSTS AND AVAILABILITY. The principal raw material used in producing Alside's vinyl products is vinyl resin, which historically has been subject to significant price fluctuations. Although Alside has generally been able to pass on price increases in vinyl resin to its customers, there can be no assurance that in the future the market will respond favorably to selling price increases or that the Company will otherwise be able to absorb these cost increases without significantly affecting its margins. Additionally, a major interruption in the delivery of vinyl resin to Alside would disrupt Alside's operations and could have an adverse effect on the Company's financial condition and results of operations. Alside has a contract with a vendor to supply substantially all of its vinyl resin requirements and believes its requirements could also be met by other suppliers. Copper is the principal raw material used by AmerCable in the manufacture of its products.

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

         FINANCIAL COVENANT RESTRICTIONS. At December 31, 2001 the Company had total indebtedness of $75.0 million, compared to stockholders' equity of $102.7 million. In addition, the Company has a $50 million bank credit facility. At December 31, 2001, the Company had borrowing capacity of approximately $48.1 million. The Company's bank credit agreement includes covenants that require the maintenance of certain financial ratios and net worth. This credit agreement also restricts the Company's ability to repurchase its common stock and to pay dividends. Outstanding borrowings under the bank credit agreement are secured by substantially all of the assets of the Company other than the Company's real property, equipment and its interests in Amercord. In addition, the Indenture under which the Company's 9 1/4% Notes were issued contains covenants that, among other things, limits the Company's ability to incur additional indebtedness, pay dividends, make certain investments and repurchase stock or subordinated indebtedness. At December 31, 2001, the Company had the ability to pay dividends and make other restricted payments of up to $15.7 million under the most restrictive provision of these agreements. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in this report.

         COMPETITION FROM OTHER VINYL BUILDING PRODUCT MANUFACTURERS AND ALTERNATIVE BUILDING PRODUCT MATERIALS. With the exception of Owens Corning, we believe that no other company within the vinyl residential siding market competes with Alside in both manufacturing and distribution. However, Alside does compete with other manufacturers of vinyl building products. Some of these companies are larger and have greater financial resources than the Company. The Company also competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. Additionally, the Company's products face competition from alternative materials: wood and aluminum in the window market, and wood, masonry, fiber cement and metal in the siding market. There can be no assurance the Company will not be adversely impacted by its competitors or alternative materials. See
Item 1. -- "Business -- Alside -- Competition" in this report.

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

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company had $25.3 million in short-term investments at December 31, 2001. These short-term investments are highly liquid with original maturities of less than three months and are subject to interest-rate risk. The Company generally holds these investments until maturity thus avoiding the losses resulting from sudden changes in interest rates. Declines in interest rates would reduce the amount of the Company's interest income. A 100 basis point decrease in interest rates would have decreased interest income for 2001 by approximately $81,000.

         The Company borrows under its revolving credit facility from time to time for general corporate purposes, including working capital requirements and capital expenditures. Borrowings under the revolving credit facility bear interest at either the prime commercial rate or LIBOR plus 1.00% at the option of the Company. At December 31, 2001, the Company had no borrowings under its revolving credit facility.

         The Company has $75.0 million of Senior Subordinated Notes due 2008 that bear a fixed interest rate of 9 1/4%. The fair value of the Company's
9 1/4% Notes is sensitive to changes in interest rates.

FOREIGN CURRENCY EXCHANGE RATE RISK

         The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At December 31, 2001 the Company had no currency hedges in place.

COMMODITY PRICE RISK

         Copper is one of the primary raw materials used by its AmerCable division. A decrease in the price of copper may affect the Company's gross margins as AmerCable generally prices its cable products based on market prices for copper at the time of shipment. As a result, sudden decreases in copper prices can result in lower gross profit margins in future periods. The Company from time to time uses forward contracts as a hedge against changes in copper prices for specific contracts. At December 31, 2001, no raw material forward contracts were in place. See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Forward-Looking Statements -- Changing Raw Material Costs and Availability" in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        ASSOCIATED MATERIALS INCORPORATED
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
     Report of Independent Auditors.....................................................................         22
     Balance Sheets as of December 31, 2001 and 2000....................................................         23
     Statements of Operations for the years ended December 31, 2001, 2000 and 1999......................         24
     Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999............         25
     Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999......................         26
     Notes to Financial Statements......................................................................         27

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Associated Materials Incorporated

We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                ERNST & YOUNG LLP

Dallas, Texas
February 8, 2002

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      ASSETS

                                                                                                    DECEMBER 31,
                                                                                             --------------------------
                                                                                                2001            2000
                                                                                             ----------      ----------
Current assets:
     Cash and cash equivalents .........................................................     $   28,869      $   15,879
     Short term investment .............................................................             --           5,019
     Accounts receivable, net of allowance for doubtful accounts of $5,117
       and $6,168 at December 31, 2001 and 2000, respectively ..........................         65,784          50,853
     Inventories .......................................................................         74,574          74,429
     Income taxes receivable ...........................................................             --             453
     Other current assets ..............................................................          3,394           4,213
                                                                                             ----------      ----------
Total current assets ...................................................................        172,621         150,846
Property, plant and equipment, net .....................................................         77,733          73,917
Investment in Amercord Inc. ............................................................             --           2,393
Other assets ...........................................................................          3,953           3,985
                                                                                             ----------      ----------
Total assets ...........................................................................     $  254,307      $  231,141
                                                                                             ==========      ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................................     $   29,579      $   19,273
     Accrued liabilities ...............................................................         35,356          29,509
     Income taxes payable ..............................................................          1,498              --
                                                                                             ----------      ----------
Total current liabilities ..............................................................         66,433          48,782
Deferred income taxes ..................................................................          5,091           3,927
Other liabilities ......................................................................          5,108           5,442
Long-term debt .........................................................................         75,000          75,000
Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized shares - 100,000 shares at December 31, 2001 and 2000
         Issued shares - 0 at December 31, 2001 and 2000 ...............................             --              --
     Common stock, $.0025 par value:
         Authorized shares - 15,000,000 at December 31, 2001 and 2000
         Issued shares - 7,842,003 at December 31, 2001 and 7,164,024 at
           December 31, 2000 ...........................................................             19              18
     Common stock Class B, $.0025 par value:
         Authorized and issued shares - 0 at December 31, 2001 and
           1,550,000 at December 31, 2000 ..............................................             --               4
     Less:  Treasury stock, at cost - 1,078,476 shares at December 31, 2001 and
         955,170 at December 31, 2000 ..................................................        (14,476)        (12,425)
     Capital in excess of par ..........................................................         17,124          14,862
     Retained earnings .................................................................        100,008          95,531
                                                                                             ----------      ----------
Total stockholders' equity .............................................................        102,675          97,990
                                                                                             ----------      ----------
Total liabilities and stockholders' equity .............................................     $  254,307      $  231,141
                                                                                             ==========      ==========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               2001           2000           1999
                                                            ----------     ----------     ----------
Net sales .............................................     $  595,819     $  499,393     $  455,268
Cost of sales .........................................        425,366        353,994        317,596
                                                            ----------     ----------     ----------
Gross profit ..........................................        170,453        145,399        137,672
Selling, general and administrative expenses ..........        119,945        107,255         96,028
                                                            ----------     ----------     ----------
Income from operations ................................         50,508         38,144         41,644
Interest expense, net .................................          6,795          6,046          6,779
                                                            ----------     ----------     ----------
                                                                43,713         32,098         34,865
Gain on the sale of UltraCraft ........................             --          8,012             --
Equity in loss of Amercord Inc. .......................             --             --          1,337
Write-down of investment in Amercord Inc. .............          2,393             --             --
                                                            ----------     ----------     ----------
Income before income taxes ............................         41,320         40,110         33,528
Income tax expense ....................................         15,908         16,555         13,038
                                                            ----------     ----------     ----------

Net income ............................................     $   25,412     $   23,555     $   20,490
                                                            ==========     ==========     ==========

Earnings Per Common Share - Basic:

Net income ............................................     $     3.62     $     2.94     $     2.52
                                                            ==========     ==========     ==========

Earnings Per Common Share - Assuming Dilution:

Net income ............................................     $     3.46     $     2.85     $     2.46
                                                            ==========     ==========     ==========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                               CLASS B
                                                COMMON STOCK                COMMON STOCK                 TREASURY STOCK
                                          ------------------------    -------------------------     ------------------------
                                            SHARES        AMOUNT        SHARES         AMOUNT         SHARES        AMOUNT
                                          ----------    ----------    ----------     ----------     ----------    ----------

Balance at December 31, 1998 .........         6,939    $       17         1,550     $        4             88    $   (1,048)
  Net income and total
     comprehensive income ............            --            --            --             --             --            --
  Cash dividends ($0.10 per share) ...            --            --            --             --             --            --
  Exercise of common stock
     options and related tax
     benefits ........................             5            --            --             --             --            --
  Purchase of treasury shares ........            --            --            --             --            467        (5,578)
  Common stock issued under
     Employee Stock Purchase
     Plan ............................            81            --            --             --             --            --
                                          ----------    ----------    ----------     ----------     ----------    ----------
Balance at December 31, 1999 .........         7,025            17         1,550              4            555        (6,626)
  Net income and total
     comprehensive income ............            --            --            --             --             --            --
  Cash dividends ($0.10 per share) ...            --            --            --             --             --            --
  Exercise of common stock
     options and related tax
     benefits ........................            73            --            --             --             --            --
  Purchase of treasury shares ........            --            --            --             --            400        (5,799)
  Common stock issued under
     Employee Stock Purchase
     Plan ............................            66             1            --             --             --            --
                                          ----------    ----------    ----------     ----------     ----------    ----------
Balance at December 31, 2000 .........         7,164            18         1,550              4            955       (12,425)
  Net income and total
     comprehensive income ............            --            --            --             --             --            --
  Cash dividends ($0.20 per share) ...            --            --            --             --             --            --
  Exercise of common stock
     options and related tax
     benefits ........................            67            --            --             --             --            --
  Purchase of treasury shares ........            --            --            --             --            123        (2,051)
  Common stock issued under
     Employee Stock Purchase
     Plan ............................            61            --            --             --             --            --
  Retirement of Class B common
     stock ...........................            --            --        (1,000)            (3)            --            --
  Conversion of Class B common
     stock to common stock ...........           550             1          (550)            (1)            --            --
                                          ----------    ----------    ----------     ----------     ----------    ----------
Balance at December 31, 2001 .........         7,842    $       19            --     $       --          1,078    $  (14,476)
                                          ==========    ==========    ==========     ==========     ==========    ==========


                                          CAPITAL IN                      TOTAL
                                            EXCESS       RETAINED     STOCKHOLDERS'
                                            OF PAR       EARNINGS        EQUITY
                                          ----------    ----------    -------------

Balance at December 31, 1998 .........    $   12,273    $   53,132     $   64,378
  Net income and total
     comprehensive income ............            --        20,490         20,490
  Cash dividends ($0.10 per share) ...            --          (845)          (845)
  Exercise of common stock
     options and related tax
     benefits ........................            30            --             30
  Purchase of treasury shares ........            --            --         (5,578)
  Common stock issued under
     Employee Stock Purchase
     Plan ............................           851            --            851
                                          ----------    ----------     ----------
Balance at December 31, 1999 .........        13,154        72,777         79,326
  Net income and total
     comprehensive income ............            --        23,555         23,555
  Cash dividends ($0.10 per share) ...            --          (801)          (801)
  Exercise of common stock
     options and related tax
     benefits ........................           860            --            860
  Purchase of treasury shares ........            --            --         (5,799)
  Common stock issued under
     Employee Stock Purchase
     Plan ............................           848            --            849
                                          ----------    ----------     ----------
Balance at December 31, 2000 .........        14,862        95,531         97,990
  Net income and total
     comprehensive income ............            --        25,412         25,412
  Cash dividends ($0.20 per share) ...            --        (1,438)        (1,438)
  Exercise of common stock
     options and related tax
     benefits ........................         1,387            --          1,387
  Purchase of treasury shares ........            --            --         (2,051)
  Common stock issued under
     Employee Stock Purchase
     Plan ............................           875            --            875
  Retirement of Class B common
     stock ...........................            --       (19,497)       (19,500)
  Conversion of Class B common
     stock to common stock ...........            --            --             --
                                          ----------    ----------     ----------
Balance at December 31, 2001 .........    $   17,124    $  100,008     $  102,675
                                          ==========    ==========     ==========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                2001            2000            1999
                                                                             ----------      ----------      ----------
OPERATING ACTIVITIES
Net income .............................................................     $   25,412      $   23,555      $   20,490
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ........................................         10,919           9,550           8,519
  Deferred income taxes ................................................          1,164           1,691            (380)
  Provision for losses on accounts receivable ..........................          1,468           2,884           2,323
  Equity in loss of Amercord Inc. ......................................             --              --           1,337
  Write-down of investment in Amercord Inc. ............................          2,393              --              --
  Loss on sale of assets ...............................................             43             558              51
  Gain on the sale of UltraCraft .......................................             --          (8,012)             --
  Tax benefit from stock option exercises ..............................            411              92              15
  Changes in operating assets and liabilities:
     Accounts receivable ...............................................        (16,022)         (3,492)         (9,150)
     Inventories .......................................................           (145)         (5,180)        (13,406)
     Other current assets ..............................................            818            (677)           (300)
     Accounts payable ..................................................         10,306           1,882           5,220
     Accrued liabilities ...............................................          5,847           2,556           1,536
     Income taxes receivable/payable ...................................          1,951            (227)           (808)
     Other assets ......................................................           (242)         (1,804)            (38)
     Other liabilities .................................................           (334)           (408)           (165)
                                                                             ----------      ----------      ----------
Net cash provided by operating activities ..............................         43,989          22,968          15,244

INVESTING ACTIVITIES
Additions to property, plant and equipment .............................        (15,022)        (11,925)        (18,915)
Proceeds from sale of assets ...........................................            142              86              65
Purchase of Alpine Industries, Inc. assets .............................             --          (7,565)             --
Proceeds from the sale of UltraCraft ...................................             --          18,885              --
(Purchase)/sale of short-term investment ...............................          5,019          (5,019)             --
Proceeds from sale of Amercord interest ................................             --              --           1,231
                                                                             ----------      ----------      ----------
Net cash used in investing activities ..................................         (9,861)         (5,538)        (17,619)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock .............................            875             849             851
Principal payments of long-term debt ...................................             --              --          (3,600)
Repurchase of Class B common stock .....................................        (19,500)             --              --
Options exercised ......................................................            976             768              15
Dividends paid .........................................................         (1,438)           (801)           (845)
Treasury stock acquired ................................................         (2,051)         (5,799)         (5,578)
                                                                             ----------      ----------      ----------
Net cash used in financing activities ..................................        (21,138)         (4,983)         (9,157)
                                                                             ----------      ----------      ----------
Net increase (decrease) in cash ........................................         12,990          12,447         (11,532)
Cash at beginning of period ............................................         15,879           3,432          14,964
                                                                             ----------      ----------      ----------
Cash at end of period ..................................................     $   28,869      $   15,879      $    3,432
                                                                             ==========      ==========      ==========

Supplemental Information:
     Cash paid for interest ............................................     $    7,176      $    7,177      $    7,108
                                                                             ==========      ==========      ==========
     Cash paid for income taxes ........................................     $   12,633      $   15,292      $   14,313
                                                                             ==========      ==========      ==========

                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

         Line of Business

         Associated Materials Incorporated (the "Company") consists of two operating divisions, Alside and AmerCable. Alside is engaged principally in the manufacture and distribution of exterior residential building products to professional contractors throughout the United States. AmerCable manufactures jacketed electrical cable utilized in a variety of industrial applications. The Company also owns an interest in Amercord Inc. ("Amercord"), which was accounted for using the equity method until November 1999 when Amercord was recapitalized, reducing the Company's interest in Amercord from 50% to 9.9%. Since the recapitalization, the Company has accounted for Amercord under the cost method. See Note 2.

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

         Revenue Recognition

         Product sales are recognized at the time of shipment and when payment is reasonably certain. Revenues are recorded net of estimated customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

         Inventories

         Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets which are as follows:

                Building and improvements............................ 7 to 30 years
                Computer equipment................................... 3 years
                Machinery and equipment.............................. 3 to 15 years

         Income Tax

         Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Short-Term Investment

         At December 31, 2000 the Company had a $5.0 million commercial paper investment, with an original maturity of six months, reported as a short-term investment on the balance sheet. The Company classified the investment as held-to-maturity as the Company had the intent and held the investment to maturity. The investment was carried at amortized cost.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         Derivatives

         From time to time the Company hedges its position with respect to raw material or currency fluctuations on specific contracts by entering into forward contracts or purchase options, the cost of which are realized upon the completion of the contract as cost of sales. The contracts effectively meet risk reduction and correlation criteria and are recorded using hedge accounting. No such contracts were in place at December 31, 2001 or 2000.

         Interest Income

         Interest income was $377,000, $1.1 million and $329,000 in 2001, 2000 and 1999, respectively, and is included in interest expense, net.

         Marketing and Advertising

         The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $9.9 million, $9.2 million and $8.5 million in 2001, 2000 and 1999, respectively.

         Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.

         Long-lived Assets

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell.

         New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" which has eliminated the pooling of interests method for mergers and acquisitions. All business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The Company has not made any acquisitions that were accounted for by the pooling of interests method. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be reviewed annually for impairment using a fair-value based approach. Intangible assets that have a finite life will continue to be amortized over their respective estimated useful lives. The Statement is effective for fiscal years beginning after December 15, 2001. The Company has not recorded goodwill or other intangible assets with respect to any acquisition. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and establishes consistent accounting treatment for these items. This Statement is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial reporting and accounting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for fiscal years beginning after December 15, 2001. The Company believes the adoption of this Statement will not have a material effect on the Company's financial position, results of operations or cash flows.

         In September 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which was effective for the fourth quarter of 2000. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes such costs. Prior to implementing EITF 00-10, the Company classified shipping and handling amounts billed to a customer as revenue. Costs incurred related to shipping and handling were classified as a reduction of revenue. The Company has reclassified prior period information to conform with the provisions of EITF 00-10.

2. INVESTMENT IN AMERCORD

         The Company owns a 9.9% interest in Amercord, a manufacturer of steel tire cord and tire bead wire used in the tire manufacturing industry.

         During the fourth quarter of 1999, Amercord was recapitalized, reducing the Company's interest in Amercord from 50% to 9.9%. As a result of the recapitalization, the Company received cash of $1.2 million (net of related expenses) and a subordinated note for $1.5 million due November 2004. In addition, the Company has the right to require Amercord to purchase the Company's remaining 9.9% interest for $2.0 million in November 2003. After Amercord's recapitalization, the Company accounted for Amercord using the cost method of accounting. Prior to Amercord's recapitalization, the Company accounted for Amercord using the equity method of accounting. The Company recorded equity in the losses of Amercord of $1.3 million in 1999.

         Amercord's operating results and financial position deteriorated during the first quarter 2001. The Company believed it would not recover its investment in Amercord and wrote off its $2.4 million investment in Amercord during the first quarter of 2001. Amercord ceased operations during the second quarter of 2001.

         In connection with the recapitalization of Amercord in November 1999, the Company guaranteed a $3.0 million note secured by Amercord's real property. To date, the lender has not requested the Company to make payment under the guaranty. Should the guaranty be exercised by Amercord's lender, the Company and Ivaco Inc., another stockholder of Amercord, have the option to assume the loan. Ivaco Inc. has indemnified the Company for 50% of any loss under the guaranty up to $1.5 million. Based on a third party appraisal of Amercord's real property, the Company believes that it is adequately secured under its guaranty of the $3.0 million Amercord note such that no losses are anticipated with respect to this guaranty.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):

                                                                   2001         2000         1999
                                                                 --------     --------     --------
     Balance at beginning of period ........................     $  6,168     $  4,864     $  4,159
     Provision for losses ..................................        1,468        2,884        2,323
     Losses sustained (net of recoveries) ..................        2,519        1,358        1,618
     Allowance for UltraCraft receivables sold .............           --          222           --
                                                                 --------     --------     --------
     Balance at end of period ..............................     $  5,117     $  6,168     $  4,864
                                                                 ========     ========     ========

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

4. INVENTORIES

Inventories at December 31 consist of (in thousands):

                                                                    2001           2000
                                                                 ----------     ----------
     Raw materials .........................................     $   21,102     $   23,229
     Work-in-progress ......................................          4,597          5,101
     Finished goods and purchased stock ....................         48,875         46,099
                                                                 ----------     ----------
                                                                 $   74,574     $   74,429
                                                                 ==========     ==========

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of (in thousands):

                                                                    2001           2000
                                                                 ----------     ----------
     Land ..................................................     $    1,878     $    1,878
     Buildings .............................................         30,231         29,601
     Construction in process ...............................          2,970          1,985
     Machinery and equipment ...............................        119,151        106,596
                                                                 ----------     ----------
                                                                    154,230        140,060
     Less accumulated depreciation .........................         76,497         66,143
                                                                 ----------     ----------
                                                                 $   77,733     $   73,917
                                                                 ==========     ==========

6. ACCRUED LIABILITIES AND OTHER LIABILITIES

Accrued liabilities at December 31 consist of (in thousands):

                                                                    2001           2000
                                                                 ----------     ----------
     Employee compensation .................................     $   15,648     $   12,450
     Sales promotions and incentives .......................          8,929          6,813
     Employee benefits .....................................          3,747          3,450
     Interest ..............................................          2,322          2,313
     Other .................................................          4,710          4,483
                                                                 ----------     ----------
                                                                 $   35,356     $   29,509
                                                                 ==========     ==========

         Other liabilities of $5,108,000 and $5,442,000 at December 31, 2001 and 2000, respectively, consist primarily of accruals for retiree medical benefits related to the 1989 closure of the Company's metal plant.

7. DEBT

         In May 1999, the Company amended its $50 million credit agreement with KeyBank, N.A. ("Credit Agreement") to extend the term to May 31, 2002. Available borrowings under the Credit Agreement are limited to the lesser of the total facility less unused letters of credit or availability based on percentages of eligible accounts receivable and inventories. Unused letters of credit totaled $1,898,000 at December 31, 2001, primarily related to insurance coverage. The Company's available borrowing capacity at December 31, 2001 was approximately $48,102,000. The Credit Agreement includes covenants that require the maintenance of certain financial ratios and net worth and that place restrictions on the repurchase of common stock and the payment of dividends. One covenant in the Credit Agreement requires the Company to maintain a minimum ratio of cash inflows to cash outflows determined for the preceding twelve-month period at the end of each

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


calendar quarter. During 2001, the Company repurchased 1.0 million shares of its Class B common stock at an aggregate cost of $19.5 million. In order to complete the Class B common stock repurchase, the Company obtained a waiver under the Credit Agreement to exclude the Class B common stock repurchase from the covenant calculation of cash inflows to cash outflows. The Company was in compliance with all Credit Agreement covenants at December 31, 2001. Outstanding borrowings under the Credit Agreement are secured by substantially all of the assets of the Company other than the Company's real property, equipment and its interest in Amercord.

         Interest is payable on borrowings under the revolving credit facility at either the prime commercial rate (4.75% at December 31, 2001) or LIBOR plus 1.00% at the option of the Company and on the unused credit facility at a rate of .20%. Letter of credit fees of 1.125% are paid at origination.

         The weighted average interest rate for borrowings under the revolving credit facility was 5.9% and 8.4% for the years ended December 31, 2001 and 2000, respectively.

         Long-term debt at December 31, 2001 and 2000 consists of $75 million of 9 1/4% Senior Subordinated Notes due 2008. The fair value of the 9 1/4% Notes at December 31, 2001 was $76.6 million based upon quoted market price.

         The Company's ability to make restricted payments, such as the repurchase of stock and the payment of dividends, is restricted by covenants in its Credit Agreement and the Indenture pursuant to which the Company's 9 1/4% Senior Subordinated Notes were issued. At December 31, 2001, the Company had the ability to make restricted payments of up to $15.7 million under the terms of the Indenture, the more restrictive of the two agreements.

8. ACQUISITIONS AND DIVESTITURES

         On October 6, 2000, the Company acquired substantially all of the assets of Alpine Industries, Inc. for $7.6 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets is Alpine's leased window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows for the new construction and remodeling markets. The Company accounted for the acquisition using the purchase method of accounting and the results of operations have been included in the Company's income statement from the date of acquisition.

         The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $18.9 million after working capital adjustments and transaction costs. The Company recorded a pre-tax gain on the sale of $8.0 million. UltraCraft represented approximately 5% of the Company's 1999 net sales.

         Under the terms of the 9 1/4% Note Indenture, the Company was obligated to make an offer to repurchase the 9 1/4% Notes using the after-tax net proceeds from the UltraCraft sale, to the extent the Company did not use these net proceeds within one year of the sale to repay senior indebtedness or to acquire assets used in, or other businesses similar to, the business currently conducted by the Company. As a result of the Company's acquisition of the Alpine assets together with other capital expenditures, the Company believes that it was not obligated to make an offer to repurchase the 9 1/4% Notes.

9. COMMITMENTS

         Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands)

     2002 ...........................     $   13,961
     2003 ...........................         11,624
     2004 ...........................          8,933
     2005 ...........................          6,168
     2006 ...........................          3,423
     Thereafter .....................          5,410

         Lease expense was approximately $17,859,000, $14,673,000 and $13,141,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's lease agreements typically contain renewal options.

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


10. INCOME TAXES

     Income tax expense for the years ended December 31 consists of (in thousands):

                                              2001                         2000                          1999
                                   -------------------------     -------------------------     --------------------------
                                    Current        Deferred       Current        Deferred       Current         Deferred
                                   ----------     ----------     ----------     ----------     ----------      ----------
     Federal income taxes ....     $   13,835     $      948     $   13,800     $    1,510     $   11,776      $     (364)
     State income taxes ......            909            216          1,064            181          1,642             (16)
                                   ----------     ----------     ----------     ----------     ----------      ----------
                                   $   14,744     $    1,164     $   14,864     $    1,691     $   13,418      $     (380)
                                   ==========     ==========     ==========     ==========     ==========      ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                                                    2001           2000
                                                                 ----------     ----------
     Deferred tax assets:
         Medical benefits ..................................     $    1,966     $    2,095
         Bad debt expense ..................................          1,914          1,979
         Inventory costs ...................................            763          1,108
         Capital loss on Amercord Inc. .....................            472            472
         Other .............................................          1,222            616
                                                                 ----------     ----------
     Total deferred tax assets .............................          6,337          6,270
     Deferred tax liabilities:
         Depreciation ......................................          9,889          8,975
         Pension expense ...................................            779            302
         Other .............................................            760            920
                                                                 ----------     ----------
     Total deferred tax liabilities ........................         11,428         10,197
                                                                 ----------     ----------
     Net deferred tax liabilities ..........................     $   (5,091)    $   (3,927)
                                                                 ==========     ==========

The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                                              2001          2000          1999
                                                                            --------      --------      --------
     Statutory rate ...................................................         35.0%         35.0%         35.0%
     State income tax, net of federal income tax benefit ..............          1.8           2.0           3.2
     Other ............................................................          1.7           4.3           0.7
                                                                            --------      --------      --------
     Effective rate ...................................................         38.5%         41.3%         38.9%
                                                                            ========      ========      ========

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

11. STOCKHOLDERS' EQUITY

         In October 1998 the Company's Board of Directors approved a stock repurchase program that authorized the Company to purchase up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors. In November 2000, the Board authorized the repurchase of an additional 800,000 shares of common stock under the Company's stock repurchase program, bringing the total number of shares under the plan to 1,600,000 shares. During 2001, 2000 and 1999, the Company repurchased 123,306, 399,774 and 467,000 shares of its common stock under the stock repurchase program at a cost of $2,051,000, $5,799,000 and $5,578,000. The repurchase of the Company's Class B common stock described below was not part of this stock repurchase program.

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

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B common stock held by these entities into 550,000 shares of common stock pursuant to the terms of the Company's Certificate of Incorporation. The Company has retired all 1,550,000 previously authorized shares of Class B common stock.

12. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                  2001         2000         1999
                                                                                --------     --------     --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Numerator:
          Numerator for basic and diluted earnings per common share--
              Net income ..................................................     $ 25,412     $ 23,555     $ 20,490
     Denominator:
          Denominator for basic earnings per common share--
              weighted-average shares .....................................        7,023        8,007        8,126
          Effect of dilutive securities:
              Employee stock options ......................................          311          251          218
                                                                                --------     --------     --------
          Denominator for diluted earnings per common share--
              adjusted weighted-average shares ............................        7,334        8,258        8,344
                                                                                ========     ========     ========
     Basic earnings per common share ......................................     $   3.62     $   2.94     $   2.52
                                                                                ========     ========     ========
     Diluted earnings per common share ....................................     $   3.46     $   2.85     $   2.46
                                                                                ========     ========     ========

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

13. STOCK PLANS

         The Company has a stock option plan, whereby it grants stock options to certain directors, officers and key employees. The Company has authorized 1,200,000 shares of common stock to be issued under the plan. Options were granted at fair market value on the grant date and are exercisable for ten years. Options vest by either of the following methods: 50% vests upon the grant date with the other 50% vesting after two years or 20% vests upon the grant date with an additional 20% vesting each year commencing on the first anniversary of the grant date. All outstanding options granted under the stock option plan are non-statutory stock options.

Transactions during 1999, 2000 and 2001 under this plan are summarized below:

                                                                                      WEIGHTED AVERAGE
                                                   SHARES              PRICE           EXERCISE PRICE
                                                 ----------      ------------------   ----------------

Options outstanding at December 31, 1998 ...        572,300       $2.925 to $16.00      $       8.45
Exercised ..................................         (5,000)           $2.925           $      2.925
                                                 ----------      ------------------     ------------
Options outstanding at December 31, 1999 ...        567,300       $2.925 to $16.00      $       8.50
Exercised ..................................        (73,486)      $5.00 to $11.875      $       9.57
Granted ....................................        167,500      $11.875 to $16.563     $      13.50
Expired or canceled ........................        (26,514)      $9.00 to $11.875      $       9.72
                                                 ----------      ------------------     ------------
Options outstanding at December 31, 2000 ...        634,800      $2.925 to $16.563      $       9.65
Exercised ..................................        (67,300)     $2.925 to $11.875      $       5.76
Granted ....................................         20,000           $17.875           $     17.875
Expired or canceled ........................        (19,000)      $9.00 to $11.875      $       9.45
                                                 ----------      ------------------     ------------
Options outstanding at December 31, 2001 ...        568,500      $2.925 to $17.875      $      10.41
                                                 ==========

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


Options to purchase 456,000, 476,800 and 407,800 shares were exercisable at December 31, 2001, 2000 and 1999, respectively. The weighted average exercise price of options outstanding was $10.41, $9.65 and $8.50 at December 31, 2001, 2000 and 1999, respectively.

         The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                                OPTIONS OUTSTANDING
                                 ----------------------------------------------------                 OPTIONS EXERCISABLE
                                                      WEIGHTED                                  ------------------------------
                                                      AVERAGE             WEIGHTED                                 WEIGHTED
                                                     REMAINING            AVERAGE                                  AVERAGE
          RANGE                   SHARES           LIFE IN YEARS       EXERCISE PRICE           SHARES          EXERCISE PRICE
          -----                   ------           -------------       --------------           ------          --------------
     $2.925 to $5.00             105,500               2.21              $  3.328               105,500            $  3.328
     $9.00 to $12.00             293,000               6.20              $ 10.196               252,500            $ 10.268
   $13.875 to $17.875            170,000               7.61              $ 15.169                98,000            $ 15.159

         The Company has adopted the disclosure provisions of SFAS No. 123 but continues to measure stock-based compensation in accordance with APB No. 25. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The weighted average fair value at date of grant for options granted during 2001 and 2000 using the Black Scholes method was $8.39 and $12.58 per option, respectively. No options were granted in 1999. The fair value of the options was estimated at the date of the grant using the Black Scholes option pricing model with the following assumptions for 2001 and 2000, respectively: dividend yield of .95% and .67%, volatility factor of the expected market price of the stock of .330 and .307, a weighted-average risk free interest rate of 5.10% and 6.38% and an expected life of the option of 10 years.

         Stock based compensation costs would have reduced net income by $344,000, $977,000 and $475,000 or $0.05, $0.12 and $0.06 per basic and diluted share in 2001, 2000 and 1999, respectively, if the fair values of the options granted in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma effect on net income for 2001, 2000 and 1999 may not be representative of the pro forma effect on net income in future years.

         Effective October 1, 1998 the Company established an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees to purchase the Company's common stock at 85% of the lower of the fair market value on the first day of the purchase period or the last day of the purchase period. The Company has registered 500,000 shares of common stock for issuance under the ESPP. Employees purchased 60,679, 65,873, and 80,919 shares under the ESPP at average prices of $14.42, $12.87 and $10.52 per share during 2001, 2000 and 1999, respectively.
The Company's Board of Directors approved the suspension of the ESPP effective December 31, 2001.

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

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         Comparative financial data by reportable segment for the years ended December 31 are as follows (in thousands):

                                                          2001            2000            1999
                                                       ----------      ----------      ----------
Net sales:
     Building products ...........................     $  524,528      $  434,845      $  410,107
     Electrical cable products ...................         71,291          64,548          45,161
                                                       ----------      ----------      ----------
                                                       $  595,819      $  499,393      $  455,268
                                                       ==========      ==========      ==========

Operating profits (losses):
     Building products ...........................     $   48,889      $   36,300      $   42,408
     Electrical cable products ...................          6,653           5,815           2,875
     Corporate expense ...........................         (5,034)         (3,971)         (3,639)
                                                       ----------      ----------      ----------
                                                       $   50,508      $   38,144      $   41,644
                                                       ==========      ==========      ==========

Identifiable assets:
     Building products ...........................     $  189,142      $  165,990      $  167,024
     Electrical cable products ...................         34,054          34,255          26,673
     Corporate ...................................         31,111          30,896          12,599
                                                       ----------      ----------      ----------
                                                       $  254,307      $  231,141      $  206,296
                                                       ==========      ==========      ==========

Depreciation and amortization:
     Building products ...........................     $    8,901      $    7,767      $    6,900
     Electrical cable products ...................          1,708           1,493           1,347
     Corporate ...................................            310             290             272
                                                       ----------      ----------      ----------
                                                       $   10,919      $    9,550      $    8,519
                                                       ==========      ==========      ==========
Additions to property, plant and equipment:
     Building products ...........................     $   11,652      $    7,936      $   16,018
     Electrical cable products ...................          3,359           3,708           2,897
     Corporate ...................................             11             281              --
                                                       ----------      ----------      ----------
                                                       $   15,022      $   11,925      $   18,915
                                                       ==========      ==========      ==========

         Identifiable assets by segment are those used in the Company's operations in each segment. Corporate assets are principally the Company's cash and cash equivalents and short-term investments. The Company operates principally in the United States. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.

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

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


         Information regarding the Company's defined benefit plans is as follows:

                                                                       2001                                 2000
                                                         -------------------------------       -------------------------------
                                                            ALSIDE            PREMIUM             ALSIDE            PREMIUM
                                                             PLAN               PLAN               PLAN               PLAN
                                                         ------------       ------------       ------------       ------------

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year ..     $ 25,733,225       $  1,099,907       $ 26,322,987       $    990,155
Service cost .......................................          209,068             37,396            221,534             41,091
Interest cost ......................................        1,887,103             77,462          1,814,543             74,301
Plan amendments ....................................               --             42,605                 --                 --
Actuarial (gain) loss ..............................        1,101,555             (1,618)        (1,608,232)             7,202
Benefits paid ......................................       (1,307,134)           (21,265)        (1,017,607)           (12,842)
                                                         ------------       ------------       ------------       ------------
Projected benefit obligation at end of year ........     $ 27,623,817       $  1,234,487       $ 25,733,225       $  1,099,907
                                                         ============       ============       ============       ============

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year ..........     $ 32,413,729       $    880,459       $ 34,346,364       $    918,140
Actual return on plan assets .......................       (2,374,681)           (57,095)          (915,028)           (24,839)
Employer contributions .............................               --            205,000                 --                 --
Benefits paid ......................................       (1,307,134)           (21,265)        (1,017,607)           (12,842)
                                                         ------------       ------------       ------------       ------------
Fair value of assets at end of year ................       28,731,914          1,007,099         32,413,729            880,459

Funded status ......................................        1,108,097           (227,388)         6,680,504           (219,448)
Unrecognized:
   Transition obligation ...........................               --             14,200                 --             21,301
   Prior service costs .............................               --             80,488                 --             44,125
   Cumulative net (gain) loss ......................          875,940             42,592         (5,681,834)          (102,245)
                                                         ------------       ------------       ------------       ------------
Accrued pension asset (liability) ..................     $  1,984,037       $    (90,108)      $    998,670       $   (256,267)
                                                         ============       ============       ============       ============

KEY ASSUMPTIONS AS OF DECEMBER 31
Discount rate ......................................             7.25%              7.25%              7.50%              7.50%
Long-term rate of return on assets .................             9.00%              9.00%              9.00%              9.00%
Salary increases ...................................              N/A                N/A                N/A                N/A

NET PERIODIC PENSION (BENEFIT) COST
Service cost .......................................     $    209,068       $     37,396       $    221,534       $     41,091
Interest cost ......................................        1,887,103             77,462          1,814,543             74,301
Expected return on assets ..........................       (2,863,811)           (84,314)        (3,040,376)           (82,002)
Amortization of unrecognized:
   Transition obligation ...........................               --              7,101                 --              7,101
   Prior service costs .............................               --              6,242                 --              6,242
   Cumulative net gain .............................         (217,727)            (5,046)          (609,625)           (10,239)
                                                         ------------       ------------       ------------       ------------
Net periodic pension (benefit) cost ................     $   (985,367)      $     38,841       $ (1,613,924)      $     36,494
                                                         ============       ============       ============       ============

         The Company sponsors two defined contribution plans (the "401(k) Plans") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plans are qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The Alside 401(k) Plan covers all full-time, non-union employees of Alside and matches up to 4.0% of eligible compensation. For the years ended December 31, 2001, 2000 and 1999, the Company's pre-tax contribution to the Alside 401(k) Plan was $2.1 million, $2.0 million and $2.1 million, respectively. The AmerCable 401(k) Plan covers all full-time employees of AmerCable and matches up to 4.0% of eligible compensation (3.5% of eligible

                        ASSOCIATED MATERIALS INCORPORATED
                    NOTES TO FINANCIAL STATEMENTS (Continued)


compensation prior to 2001). For the years ended December 31, 2001, 2000 and 1999, the Company's pre-tax contributions to the AmerCable 401(k) Plan were $281,000, $238,000 and $215,000, respectively.

16. CONTINGENCIES

         The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Akron, Ohio location. With the exception of a small container storage area, the use of these facilities was terminated prior to the acquisition of the facilities by the Company from USX Corporation ("USX") in 1984. The Company believes that USX bears financial responsibility for substantially all of the direct costs of corrective action at these facilities under relevant contract terms and under statutory and common law. The effects of the past practices of these facilities are continuing to be investigated pursuant to the terms of the consent order and as a result the Company is unable to reasonably estimate a reliable range of the aggregate cost of corrective action at this time. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities. The Company expects that USX will continue to reimburse the Company for substantially all of the direct costs of corrective action at these facilities. As a result, the Company believes that any material claims resulting from this proceeding will not have a material adverse effect on the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information concerning the directors, executive officers and other key employees of the Company is as of January 31, 2002.

         WILLIAM W. WINSPEAR, AGE 68. Mr. Winspear has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in 1983. Mr. Winspear was President and Chief Executive Officer of Chaparral Steel Company from 1975 to 1982. Mr. Winspear is the father of Robert L. Winspear.

         MICHAEL CAPORALE, JR., AGE 50. Mr. Caporale was named Chief Executive Officer of the Alside division and became a director of the Company in February 2001. Mr. Caporale joined the Company in January 2000 as President of the Alside Window Company, became President and Chief Operating Officer of the Company's Alside division in April 2000 and was named a Vice President of the Company in August 2000. Prior to joining the Company, Mr. Caporale was the President of Great Lakes Window, Inc., a subsidiary of Nortek, Inc., where he had been employed since 1995.

         RICHARD I. GALLAND, AGE 85. Mr. Galland became a director of the Company in 1984, is the Chairman of the Audit Committee and currently serves as a member of the Compensation Committee. Mr. Galland was formerly Chairman of the Board and Chief Executive Officer of American Petrofina Incorporated, an integrated petroleum and petrochemical company, and formerly Of Counsel to the international law firm of Jones, Day, Reavis & Pogue. Mr. Galland is also a director of D. R. Horton, Inc., a homebuilding company.

         JOHN T. GRAY, AGE 66. Mr. Gray became a director of the Company in 1998 and serves as a member of the Compensation Committee. Mr. Gray is a General Partner in Brynwood Partners, a private equity investment fund. From 1982 to 1995, Mr. Gray was President and Chief Executive Officer of the Genie Company, a manufacturer of automatic garage door openers. Mr. Gray is also a director of Lincoln Snacks, Inc., a snack food manufacturer and J.B. Williams Co., a marketer of men's grooming and cold-care products.

         JAMES F. LEARY, AGE 71. Mr. Leary became a director of the Company in 1984 and serves as a member of the Audit and Compensation Committees. Mr. Leary is a managing director of Benefit Capital South West, Inc., a financial consulting firm. From 1995 to 1998, Mr. Leary was Vice Chairman - Finance and a director of Search Financial Services Inc., a consumer finance company. In March 1998, Search Financial filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Mr. Leary is also a director of certain mutual funds managed by Capstone Asset Management Inc. and is a director of Prospect Street High Income Fund, a mutual fund.

         ALAN B. LERNER, AGE 71. Mr. Lerner became a director of the Company in May 1997 and is the Chairman of the Compensation Committee and currently serves as a member of the Audit Committee. Mr. Lerner retired in 1993 as a Senior Executive Vice President of Associates Corporation of North America, a consumer and commercial finance company, where he had been employed since 1981.

         A. A. MEITZ, AGE 64. Mr. Meitz became a director of the Company in 1993 and serves as a member of the Audit and Compensation Committees. Mr. Meitz retired as Senior Vice President of the consulting firm of Booz, Allen & Hamilton, Inc. where he was employed from 1965 through 1994. Mr. Meitz is also currently a director of the Northern Trust Bank of Texas.

         ROBERT F. HOGAN, JR., AGE 45. Mr. Hogan has been President and Chief Executive Officer of AmerCable since 1993 and a Vice President of the Company since 1984. Prior to becoming President of AmerCable, Mr. Hogan was Treasurer and Secretary of the Company from 1984 to 1993.

         ROBERT L. WINSPEAR, AGE 36. Mr. Winspear joined the Company in 1993, was named Vice President, Treasurer and Secretary in October 1993 and was named Chief Financial Officer in 1998. Prior to joining the Company, Mr. Winspear was employed by the Dallas office of Andersen. Mr. Winspear is the son of William W. Winspear.

         KENNETH L. BLOOM, AGE 38. Mr. Bloom joined the Company in July 2000 as Alside's Vice President of Window Manufacturing. Mr. Bloom was named President of the Company's Alside Window Company in March 2001. Prior to joining the Company, Mr. Bloom was Corporate Vice President of Field Container Co., L.P., where he had been employed since 1996.

         WAYNE D. FREDRICK, AGE 55. Mr. Fredrick was named Group Vice President
- Window Products of Alside in 1997. From 1990 to 1996, Mr. Fredrick was Senior Vice President - Window Products of Alside. Mr. Fredrick joined Alside in 1973.

         GARY D. HOFMANN, AGE 44. Mr. Hofmann was named Group Vice President - Vinyl Siding of Alside in October 2000. From 1997 to 2000, Mr. Hofmann was Senior Vice President - Vinyl Siding Sales of Alside. Mr. Hofmann joined Alside in 1995.

         D. KEITH LAVANWAY, AGE 37. Mr. LaVanway joined the Company in February 2001 as Vice President - Chief Financial Officer of Alside and was also named a Vice President of the Company. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, most recently as Vice President - Chief Financial Officer of Peachtree Doors and Windows Company.

         BENJAMIN L. MCGARRY, AGE 54. Mr. McGarry was named Group Vice President
- Vinyl Manufacturing of Alside in 1997. From 1984 to 1996, Mr. McGarry was Senior Vice President - Manufacturing of Alside. Mr. McGarry joined Alside in 1980.

         All directors of the Company are elected annually with terms expiring at the Company's next annual meeting of stockholders. All officers of the Company serve at the discretion of the Board of Directors. Mr. Caporale and the Company are parties to an employment agreement that provides for Mr. Caporale to serve as President and Chief Executive Officer of the Company's Alside division. See Item 11. "Executive Compensation -- Compensation and Incentive Programs -- Employment Agreement."

         Messrs. Bloom, Fredrick, Hofmann, LaVanway and McGarry are considered key employees of the Company because of their responsibilities as divisional officers in the respective capacities indicated. The Company, however, does not consider these employees to be executive officers of the Company.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock beneficially owned by them. Directors, executive officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file with the SEC.

         To the Company's knowledge, based solely on review of copies of the reports furnished to the Company or written representations from certain reporting persons, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% stockholders were complied with by these persons, except that Mr. William Winspear filed one report with respect to a gift of shares on March 1, 2001, when that report was required to be filed on February 14, 2001.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the annual compensation paid by the Company for services rendered in 2001, 2000 and 1999 by the chief executive officer and each of the other executive officers of the Company.


                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                          ANNUAL COMPENSATION                      AWARDS
                                            -----------------------------------------------   -----------------
                                  FISCAL                                     OTHER ANNUAL     SHARES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR        SALARY           BONUS       COMPENSATION(1)    OPTIONS/SARS(2)    COMPENSATION
---------------------------       ------    ------------     ------------   ---------------   -----------------   ------------

William W. Winspear ...........    2001     $    530,833     $    667,185               --                  0     $     44,800(3)
   Chairman of the Board,          2000     $    507,500     $    612,870               --                  0     $     39,450
   President and Chief             1999     $    492,917     $    512,500               --                  0     $     36,000
   Executive Officer
Michael Caporale (4) ..........    2001     $    412,504     $    354,409     $     66,271                  0     $    214,731(5)
   President and Chief             2000     $    335,417     $    140,000     $     53,157            100,000     $     74,282
   Executive Officer of
   the Company's Alside
   division
Robert F. Hogan, Jr. ..........    2001     $    262,500     $    177,930               --                  0     $      6,800(6)
   President and Chief             2000     $    249,167     $    158,435               --                  0     $      5,950
   Executive Officer of            1999     $    238,750     $     42,985               --                  0     $      5,600
   the Company's
   AmerCable division
Robert L. Winspear ............    2001     $    208,333     $     66,719               --                  0     $      6,800(6)
   Vice President and              2000     $    197,500     $     61,287               --                  0     $      5,950
   Chief Financial Officer         1999     $    181,667     $     51,251               --                  0     $      5,600

1. Includes amounts for the payment of income taxes relating to relocation expenses paid by the Company in 2001 and 2000 and taxable to Mr. Caporale. Perquisites and other personal benefits received by the Company's other executive officers are not included in the Summary Compensation Table because the aggregate amount of this compensation, if any, did not meet disclosure thresholds established under current SEC regulations.

2. In January 2000, Mr. Caporale was granted an option to purchase 50,000 shares of common stock at $14.4375 per share, the fair market value on the grant date. In March 2000, Mr. Caporale was granted an option to purchase an additional 50,000 shares of common stock at $13.875 per share, the fair market value on the grant date. These options vested 50% on the date of grant and the balance vests on the second anniversary of the grant date.

3. Includes directors fees of $38,000 and amounts accrued or allocated under a defined contribution plan of $6,800.

4.   Mr. Caporale joined the Company in January 2000.

5. Includes directors fees of $25,500, amounts accrued or allocated under a defined contribution plan of $6,800, a cash payment of $100,002 made under the terms of Mr. Caporale's employment agreement in consideration of the cancellation of stock options granted by his previous employer and moving expenses of $82,429 incurred by Mr. Caporale and paid by the Company under the terms of his employment agreement.

6.   Represents amounts accrued or allocated under a defined contribution plan.

COMPENSATION AND INCENTIVE PROGRAMS

         INCENTIVE BONUS PLAN. The Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on pre-tax profits of the Company or, in the case of Alside and AmerCable personnel, the pre-tax profits or return on invested capital of these divisions. This Plan is administered by the Compensation Committee, none of the members of which are eligible for a bonus award under this plan. Bonus payments under the Incentive Bonus Plan are not guaranteed. Cash bonuses accrued in 2001, 2000 and 1999 to each of the Company's executive officers are set forth in the Summary Compensation Table.

         EMPLOYMENT AGREEMENT. The Company is a party to an employment agreement with Michael Caporale pursuant to which he serves as the President and Chief Executive Officer of the Company's Alside division. The employment agreement has an initial term that expires on December 31, 2004, and renews automatically each year for an additional one-year period unless either party provides notice prior to renewal that the employment agreement is not to be extended. The employment agreement provides for an annual base salary of $475,000, subject to annual review and adjustment by the Company's Board, an annual cash bonus, certain perquisites and participation in employee benefit programs made available to the Company's other senior executives. In the event of an involuntary termination of Mr. Caporale's employment (other than for cause or as a result of his death) or in the event Mr. Caporale terminates his employment under certain circumstances, Mr. Caporale will receive severance pay equal to (i) three times his then-current base salary; (ii) three times his annual cash bonus (determined by reference to the highest cash bonus received by Mr. Caporale during the three years immediately prior to the termination of his employment); and (iii) if Mr. Caporale's employment is terminated after June 30 of any year, a prorated cash bonus for that calendar year. In addition, certain employee benefits previously provided to Mr. Caporale will continue for a three-year period, subject to reduction to the extent comparable benefits are actually received by Mr. Caporale from another employer during this period. Mr. Caporale's employment agreement also provides that if any amount to be paid to Mr. Caporale under this employment agreement is determined to be non-deductible by reason of Section 280G of the Internal Revenue Code, the severance benefits will be reduced to the extent necessary so that Section 280G does not cause any amount to be non-deductible by the Company.

         SEVERANCE AGREEMENTS. The Company has entered into severance agreements with two of its executive officers, Robert F. Hogan, Jr. and Robert L. Winspear.

         These severance agreements only become operative upon a "change in control" of the Company. The severance agreements generally provide that if, within a two-year period following a change in control, the Company terminates the employment of the executive other than as a result of his death or disability, or for cause, or if the executive terminates employment with the Company under certain circumstances, the executive is entitled to receive severance compensation. For Mr. Hogan and Mr. Winspear, this severance compensation would be: (i) two times the executive's base pay at the highest rate in effect for any period prior to his termination, (ii) two times the executive's cash bonus (equal to the highest applicable cash bonus earned during the three years immediately preceding the year in which the change in control occurred) and (iii) if the termination of employment occurs after June 30 in any year, a prorated bonus for that calendar year. In addition, health and life insurance benefits substantially similar to those provided prior to termination would continue for a two-year period, subject to reduction to the extent comparable benefits are actually received by the executive from another employer during this period. The Company's severance agreements with Mr. Hogan and Mr. Robert Winspear also provide that if any amount to be paid to the executive under the severance agreement is determined to be non-deductible by reason of
Section 280G of the Internal Revenue Code, the severance benefits will be reduced to the extent necessary so that Section 280G does not cause any amount to be non-deductible by the Company.

         DIRECTOR COMPENSATION. Directors, including directors who are employees of the Company, receive an annual retainer of $16,000 plus $3,500 for each Board meeting and $1,000 for each committee meeting attended in person or $1,000 for each such meeting in which participation was by telephone. Directors are also reimbursed for reasonable travel expenses incurred in attending Board and committee meetings.

                            OPTION/SAR GRANTS IN 2001

         No stock options or stock appreciation rights were granted to the Company's executive officers in 2001.

                     AGGREGATED OPTION/SAR EXERCISES IN 2001
                     AND DECEMBER 31, 2001 OPTION/SAR VALUES

         The following table provides information regarding the exercise of options during 2001 and unexercised options held as of December 31, 2001 for each of the Company's executive officers.

                                                              NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                                OPTIONS/SARS                  OPTIONS/SARS AT
                                                           AT DECEMBER 31, 2001(1)          DECEMBER 31, 2001(2)
                        SHARES ACQUIRED      VALUE      ----------------------------    ---------------------------
        NAME               ON EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
--------------------    ---------------     --------    -----------    -------------    -----------   -------------

William W. Winspear            0               $ 0              0             0         $        0     $        0
Michael Caporale               0               $ 0         50,000        50,000         $1,169,688     $1,169,688
Robert F. Hogan, Jr.           0               $ 0         24,000         6,000         $  685,200     $  171,300
Robert L. Winspear             0               $ 0         36,000         4,000         $1,149,300     $  114,200

----------

1.   The Company has not granted stock appreciation rights.

2. Based on a price of $37.55 per share of common stock, the closing sale price on December 31, 2001, multiplied by the number of shares of common stock issuable upon exercise of these options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of January 31, 2002, the beneficial ownership of common stock by each director of the Company, each of the Company's executive officers and all directors and executive officers of the Company as a group.

                                                                              SHARES
                                                                           BENEFICIALLY
                           NAME OF BENEFICIAL OWNER                           OWNED         PERCENTAGE
                           ------------------------                        ------------     ----------

     William W. Winspear(1) ...........................................      3,097,242           45.8%
     Michael Caporale(2) ..............................................        100,000            1.5%
     Richard I. Galland ...............................................         22,718              *
     John T. Gray(2) ..................................................         15,000              *
     James F. Leary ...................................................          1,000              *
     Alan B. Lerner(2) ................................................         55,000              *
     A. A. Meitz(2) ...................................................         40,000              *
     Robert F. Hogan, Jr.(2) ..........................................        104,000            1.5%
     Robert L. Winspear(2)(3) .........................................        386,192            5.7%
     All directors and executive officers as a group (9 persons) ......      3,470,960           49.5%

----------

* Less than 1%.

1. Includes 2,911,165 shares of common stock held of record by the Winspear Family Limited Partnership ("Winspear Partnership") and 100,000 shares of common stock held of record by Winspear Family Investments, Ltd. ("Winspear Investments"). Mr. William Winspear is the trustee of a trust that is the general partner of the Winspear Partnership and is a general partner of Winspear Investments. Also includes 21,709 shares of common stock held by a trust established by Mr. Winspear's spouse, for which Mr. Winspear is the trustee. Mr. Winspear disclaims beneficial ownership of the shares owned by this trust. According to a Schedule 13G filed by Mr. William Winspear, he has sole voting power with respect to 1,681,025 shares of common stock and sole dispositive power with respect to 3,097,242 shares of common stock. The address of Mr. William Winspear, the Winspear Partnership and Winspear Investments is 2200 Ross Avenue, Suite 4100 East, Dallas, Texas 75201.

2. Includes options to purchase common stock held by Mr. Caporale (100,000 shares), Mr. Gray (15,000 shares), Mr. Hogan (24,000 shares), Mr. Lerner (40,000 shares), Mr. Meitz (40,000 shares) and Mr. Robert Winspear (36,000 shares).

3. Includes 252,182 shares held of record by the Winspear Partnership and 98,010 shares held of record by Winspear Investments, as to which Mr. Robert Winspear has voting rights. Mr. Robert Winspear disclaims beneficial ownership of the shares owned by Winspear Investments. According to a
     Schedule 13G filed by Mr. Robert Winspear, he has sole voting power with respect to 386,192 shares of common stock and sole dispositive power with respect to 36,000 shares of common stock. Mr. Robert Winspear's address is 2200 Ross Avenue, Suite 4100 East, Dallas, Texas 75201.

         The following table sets forth information regarding the number and percentage of shares of common stock beneficially owned by all persons and entities who are known by the Company to beneficially own five percent or more of the outstanding common stock, other than directors and executive officers of the Company, whose share ownership is reflected in the table above. The information regarding beneficial ownership of common stock by the persons and entities identified below is included in reliance on a report filed with the SEC by these persons and entities, except that the percentage is based upon the Company's calculations made in reliance upon the number of shares reported to be beneficially owned by the person or entity in the report and the number of shares of common stock outstanding on January 31, 2002.

                                                                        SHARES
                                                                     BENEFICIALLY
                       NAME OF BENEFICIAL OWNER                          OWNED        PERCENTAGE
                       ------------------------                      ------------     ----------
     Donald W. Winspear(1) ......................................        586,182            8.7%
     Malcolm G. Winspear(2) .....................................        583,582            8.6%
     Prudential Financial, Inc.(3) ..............................        550,000            8.1%
     Wellington Management Company, LLP(4) ......................        438,400            6.5%

----------

1. According to a Schedule 13G filed by Donald Winspear, he has sole voting power with respect to 582,182 shares of common stock, shared voting power with respect to 4,000 shares of common stock, sole dispositive power with respect to 330,000 shares of common stock and shared dispositive power with respect to 4,000 shares of common stock. These shares include 252,182 shares held of record by the Winspear Partnership, as to which Mr. Winspear has voting rights, 330,000 shares held of record by the Winspear Foundation, a charitable trust intended to qualify as an exempt organization under Section 501(c)(3) of the Internal Revenue Code, and 4,000 shares Mr. Winspear owns jointly with his spouse. Mr. Donald Winspear is a trustee of the Winspear Foundation. In that capacity, he has the sole power to vote and dispose of 330,000 shares of common stock. Mr. Donald Winspear disclaims beneficial ownership of the shares owned by the Winspear Foundation. Mr. Donald Winspear's address is 7502 Greenville Avenue, Suite 500, Dallas, Texas 75231.

2. According to a Schedule 13G filed by Malcolm Winspear, he has sole voting power with respect to 582,182 shares of common stock, shared voting power with respect to 1,400 shares of common stock, sole dispositive power with respect to 330,000 shares of common stock and shared dispositive power with respect to 1,400 shares of common stock. These shares include 252,182 shares held of record by the Winspear Partnership, as to which Mr. Winspear has voting rights, 330,000 shares held of record by the Winspear Foundation, a charitable trust intended to qualify as an exempt organization under Section 501(c)(3) of the Internal Revenue Code, and 1,400 shares Mr. Winspear owns jointly with his spouse. Mr. Malcolm Winspear is a trustee of the Winspear Foundation. In that capacity, he has the sole power to vote and dispose of 330,000 shares of common stock. Mr. Malcolm Winspear disclaims beneficial ownership of the shares owned by the Winspear Foundation. Mr. Malcolm Winspear's address is 3773 State Road, Cuyahoga Falls, Ohio 44223.

3. According to a Schedule 13G filed by Prudential Financial, Inc., Prudential beneficially owns 550,000 shares of common stock. Prudential's address is 751 Broad Street, Newark, New Jersey 07102-3777.

4. According to a Schedule 13G filed by Wellington Management Company, LLP, Wellington has shared voting power with respect to 235,400 shares of common stock and shared dispositive power with respect to 438,400 shares of common stock. Wellington's business address is 75 State Street, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS' AGREEMENT

         The Prudential Insurance Company of America (a subsidiary of Prudential Financial, Inc.), the Winspear Partnership and the Company are parties to a Stockholders' Agreement. Pursuant to the Stockholders' Agreement, Prudential and the Winspear Partnership have agreed that (a) if the Winspear Partnership, or any subsequent holder of its shares of common stock, intends to sell any of its shares (other than in a public offering), to permit Prudential to participate in that sale on a pro rata basis and (b) if the Winspear Partnership, or any subsequent holder of its shares of common stock, elects to sell shares of common stock, to require Prudential and subsequent holders of its shares to participate in the sale on a pro rata basis, but only if the total number of shares of common stock to be sold exceeds 50% of the outstanding shares of common stock on a fully diluted basis. The Stockholders' Agreement also provides that, so long as Prudential and certain Prudential affiliates beneficially own at least 5% of the common stock, all shares of common stock subject to the Stockholders' Agreement are required to be voted to elect one person designated by Prudential to the Company's Board of Directors. The Stockholders' Agreement expires on August 19, 2003.

REGISTRATION RIGHTS AGREEMENT

         Under the terms of a Registration Rights Agreement among the Company, Prudential and certain other stockholders, upon the request of either Prudential or the Winspear Partnership and its private transferees the Company shall, subject to certain exceptions, be required to effect two registrations of the common stock, provided that certain minimum and maximum numbers of shares are included in the request. The Registration Rights Agreement also grants secondary offering rights ("piggy-back" rights) to Prudential, the Winspear Partnership and certain other stockholders in connection with these requested registrations and any other Company registration of common stock or common stock equivalents. The registration rights may not be transferred, with certain exceptions, to persons who, after such transfer, would hold less than 100,000 shares of common stock.

         The Registration Rights Agreement also provides that the Company will bear all expenses associated with the Company's obligation to effect these registrations, other than underwriting discounts, commissions and transfer taxes, if any. The Company's obligation to pay these expenses includes the out-of-pocket expenses, including legal and accounting expenses, for the first registration of common stock by Prudential or its private transferees, up to $100,000, and for the first registration of common stock by the Winspear Partnership or its private transferees, up to $100,000. The Company has reimbursed Prudential $100,000 for expenses incurred in connection with a prior offering of common stock. Therefore, the Company has no obligation to reimburse Prudential for any future expenses under this agreement.

REPURCHASE OF CLASS B COMMON STOCK

         On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B common stock from the Prudential Insurance Company of America and its wholly owned subsidiary, PCG Finance Company II, LLC. The purchase price was $19.50 per share of Class B common stock, or $19,500,000 in the aggregate. The Company financed this stock repurchase through available cash and borrowings under the Company's existing bank credit facility. Following the purchase, Prudential and PCG converted their remaining 550,000 shares of Class B common stock into 550,000 shares of common stock. The Company has retired all 1,550,000 previously authorized shares of Class B common stock.

RELOCATION LOAN

         In connection with his joining the Company, Mr. Caporale moved to the Akron, Ohio area, where the Company's Alside division is located. As part of his relocation benefits, on November 16, 2000 the Company made a non-interest bearing loan to Mr. Caporale in the amount of $270,407 for the purchase of a new home. Mr. Caporale repaid this loan in full on February 16, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are included in this report.

(a)(1) FINANCIAL STATEMENTS

         See Index to Financial Statements at Item 8 on Page 21 of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

(c)      EXHIBITS

3.1     --        Restated Certificate of Incorporation, as amended, of
                  Associated Materials Incorporated (the "Company")
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2001).

3.2     --        Restated Bylaws of the Company (incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.1     --        Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note Indenture")
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1, Commission File No.
                  33-42067 (the "1997 Debt Registration Statement")).

4.2     --        Form of Senior Subordinated Note under the 9 1/4% Note
                  Indenture (incorporated by reference to Exhibit A to Exhibit
                  4.1 to the 1997 Debt Registration Statement).

4.3     --        Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc.
                  ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G.
                  Winspear, D.W. Winspear, R.L. Winspear, B.W. Meyer, The
                  Principal/The Eppler, Guerin & Turner, Inc., Frank T.
                  Lauinger, John Wallace and Bonnie B. Smith (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the
                  "1993 Form 10-K")).

4.4     --        Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M. Winspear
                  (incorporated by reference to Exhibit 4.4 to the 1993 Form
                  10-K).

4.5     --        Amendment to the Stockholders' Agreement, dated as of April 1,
                  1994, among the Company, PruSupply, W.W. Winspear and M.M.
                  Winspear (incorporated by reference to Exhibit 4.5 to the 1994
                  Registration Statement).

4.6     --        Second Amendment to the Stockholders' Agreement, dated as of
                  July 1, 1994, among the Company, PruSupply, W.W. Winspear and
                  M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration Statement).

4.7     --        Third Amendment to the Stockholders' Agreement, dated as of
                  October 12, 1994, among the Company, Prudential and the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.15 to the 1994 Registration Statement).

4.8     --        Assumption Agreement, effective as of July 29, 1994, by the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.7 to the 1994 Registration Statement).

4.9     --        Assumption Agreement, effective as of September 30, 1994 by
                  The Prudential Insurance Company of America ("Prudential")
                  (incorporated by reference to Exhibit 4.14 to the 1994
                  Registration Statement).

4.10    --        Assumption Agreement, effective as of February 16, 2000 by
                  PCG Finance Company II, LLC (incorporated by reference to
                  Exhibit 4.1 to the March 30, 2000 Form 10-Q).

10.1    --        Agreement of Sale, dated as of January 30, 1984, between
                  USX Corporation (formerly United States Steel Corporation)
                  ("USX") and the Company (incorporated by reference to Exhibit
                  10.1 to the 1993 Registration Statement).

10.2    --        Amendment Agreement, dated as of February 29, 1984, between
                  USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

10.3    --        Form of Indemnification Agreement between the Company and
                  each of the Directors and executive officers of the Company
                  (incorporated by reference to Exhibit 10.14 to the 1994
                  Registration Statement).

10.4    --        Second Amended and Restated Loan and Security Agreement,
                  dated as of April 2, 1996, between the Company and KeyBank
                  (the "Credit Agreement") (incorporated by reference to Exhibit
                  10.1 to the March 31, 1996 Form 10-Q).

10.5    --        Third Amendment to Second Amended and Restated Loan and
                  Security Agreement and Waiver, dated May 21, 1999 between the
                  Company and KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the June 30, 1999 Form 10-Q).

10.6    --        Third Amended and Restated Note, dated April 2, 1996, from the Company to KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

10.7    --        Stock Disposition Agreement, dated April 29, 2001, among
                  Associated Materials Incorporated, The Prudential Insurance
                  Company of America and PCG Finance Company II, LLC
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Report on Form 8-K, dated April 29, 2001).

10.8*   --        Associated Materials Incorporated Amended and Restated 1994
                  Stock Incentive Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.9*   --        Associated Materials Incorporated Employee Stock Purchase
                  Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended
                  June 30, 2001).

10.10*  --        Amendment to Associated Materials Incorporated Employee Stock
                  Purchase Plan, dated December 27, 2001.

10.11*  --        Associated Materials Incorporated Incentive Bonus Plan
                  (incorporated by reference to Exhibit 10.10 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000).

10.12*  --        Amended and Restated Agreement, dated February 5, 2002,
                  between the Company and Michael Caporale, Jr.

10.13*  --        Severance Agreement, dated December 27, 2001, between the
                  Company and Robert F. Hogan, Jr.

10.14*  --        Severance Agreement, dated December 27, 2001, between the
                  Company and Robert L. Winspear.

21.1    --        List of Subsidiaries of the Company.

23.1    --        Consent of Ernst & Young LLP, Independent Auditors.

24.1    --        Power of Attorney of directors and certain executive officers of the Company.

----------

     * Constitutes a compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 1, 2002.

                                        ASSOCIATED MATERIALS INCORPORATED

                                        By:        /s/ ROBERT L. WINSPEAR
                                            ------------------------------------
                                                Robert L. Winspear
                                                Chief Financial Officer,
                                                Vice President, Secretary and
                                                Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

               Signature                                   Title
               ---------                                   -----

      WILLIAM W. WINSPEAR*                  Chairman of the Board, President and
--------------------------------------             Chief Executive Officer
      William W. Winspear                       (Principal Executive Officer)

     /s/ ROBERT L. WINSPEAR                 Chief Financial Officer, Vice President,
--------------------------------------             Secretary and Treasurer
      Robert L. Winspear                  (Principal Financial and Accounting Officer)

     MICHAEL CAPORALE, Jr.*                               Director
--------------------------------------
     Michael Caporale, Jr.

       RICHARD I. GALLAND*                                Director
--------------------------------------
      Richard I. Galland

          JOHN T. GRAY*                                   Director
--------------------------------------
         John T. Gray

         JAMES F. LEARY*                                  Director
--------------------------------------
        James F. Leary

         ALAN B. LERNER*                                  Director
--------------------------------------
        Alan B. Lerner

          A. A. MEITZ*                                    Director
--------------------------------------
          A.A. Meitz

Robert L. Winspear, by signing his name hereto, signs and executes this document on behalf of each of the above-named officers and directors of Associated Materials Incorporated on the 1st day of March, 2002, pursuant to a power of attorney executed on behalf of each of these officers and directors, and contemporaneously filed herewith with the Securities and Exchange Commission.



*  By:  /s/ ROBERT L. WINSPEAR
        -----------------------------
        Robert L. Winspear
         Attorney-in-Fact

                                INDEX TO EXHIBITS


3.1     --        Restated Certificate of Incorporation, as amended, of
                  Associated Materials Incorporated (the "Company")
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2001).

3.2     --        Restated Bylaws of the Company (incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

4.1     --        Form of Indenture between the Company and U.S. Trust Company of Texas, N.A., as Trustee (the "9 1/4% Note Indenture")
                  (incorporated by reference to Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1, Commission File No.
                  33-42067 (the "1997 Debt Registration Statement")).

4.2     --        Form of Senior Subordinated Note under the 9 1/4% Note
                  Indenture (incorporated by reference to Exhibit A to Exhibit
                  4.1 to the 1997 Debt Registration Statement).

4.3     --        Registration Rights Agreement, dated as of August 19, 1993, among the Company, PruSupply Capital Assets, Inc.
                  ("PruSupply"), W.W. Winspear, M.M. Winspear, D.J. Allan, M.G.
                  Winspear, D.W. Winspear, R.L. Winspear, B.W. Meyer, The
                  Principal/The Eppler, Guerin & Turner, Inc., Frank T.
                  Lauinger, John Wallace and Bonnie B. Smith (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the
                  "1993 Form 10-K")).

4.4     --        Stockholders' Agreement, dated as of August 19, 1993, among the Company, PruSupply, W.W. Winspear and M.M. Winspear
                  (incorporated by reference to Exhibit 4.4 to the 1993 Form
                  10-K).

4.5     --        Amendment to the Stockholders' Agreement, dated as of April 1,
                  1994, among the Company, PruSupply, W.W. Winspear and M.M.
                  Winspear (incorporated by reference to Exhibit 4.5 to the 1994
                  Registration Statement).

4.6     --        Second Amendment to the Stockholders' Agreement, dated as of
                  July 1, 1994, among the Company, PruSupply, W.W. Winspear and
                  M.M. Winspear (incorporated by reference to Exhibit 4.6 to the 1994 Registration Statement).

4.7     --        Third Amendment to the Stockholders' Agreement, dated as of
                  October 12, 1994, among the Company, Prudential and the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.15 to the 1994 Registration Statement).

4.8     --        Assumption Agreement, effective as of July 29, 1994, by the
                  Winspear Family Limited Partnership (incorporated by reference to Exhibit 4.7 to the 1994 Registration Statement).

4.9     --        Assumption Agreement, effective as of September 30, 1994 by
                  The Prudential Insurance Company of America ("Prudential")
                  (incorporated by reference to Exhibit 4.14 to the 1994
                  Registration Statement).

4.10    --        Assumption Agreement, effective as of February 16, 2000 by PCG
                  Finance Company II, LLC (incorporated by reference to Exhibit
                  4.1 to the March 30, 2000 Form 10-Q).

10.1    --        Agreement of Sale, dated as of January 30, 1984, between USX
                  Corporation (formerly United States Steel Corporation) ("USX") and the Company (incorporated by reference to Exhibit 10.1 to the 1993 Registration Statement).

10.2    --        Amendment Agreement, dated as of February 29, 1984, between
                  USX and the Company (incorporated by reference to Exhibit 10.2 to the 1993 Registration Statement).

10.3    --        Form of Indemnification Agreement between the Company and each of the Directors and executive officers of the Company
                  (incorporated by reference to Exhibit 10.14 to the 1994
                  Registration Statement).

10.4    --        Second Amended and Restated Loan and Security Agreement, dated as of April 2, 1996, between the Company and KeyBank (the
                  "Credit Agreement") (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

10.5    --        Third Amendment to Second Amended and Restated Loan and
                  Security Agreement and Waiver, dated May 21, 1999 between the
                  Company and KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the June 30, 1999 Form 10-Q).

10.6    --        Third Amended and Restated Note, dated April 2, 1996, from the
                  Company to KeyBank relating to the Credit Agreement
                  (incorporated by reference to Exhibit 10.1 to the March 31, 1996 Form 10-Q).

10.7    --        Stock Disposition Agreement, dated April 29, 2001, among
                  Associated Materials Incorporated, The Prudential Insurance
                  Company of America and PCG Finance Company II, LLC
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Report on Form 8-K, dated April 29, 2001).

10.8*   --        Associated Materials Incorporated Amended and Restated 1994
                  Stock Incentive Plan (incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.9*   --        Associated Materials Incorporated Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  2001).

10.10*  --        Amendment to Associated Materials Incorporated Employee Stock
                  Purchase Plan, dated December 27, 2001.

10.11*  --        Associated Materials Incorporated Incentive Bonus Plan
                  (incorporated by reference to Exhibit 10.10 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2000).

10.12*  --        Amended and Restated Agreement, dated February 5, 2002,
                  between the Company and Michael Caporale, Jr.

10.13*  --        Severance Agreement, dated December 27, 2001, between the
                  Company and Robert F. Hogan, Jr.

10.14*  --        Severance Agreement, dated December 27, 2001, between the
                  Company and Robert L. Winspear.

10.15   --        Stock Disposition Agreement, dated April 29, 2001, among
                  Associated Materials Incorporated, The Prudential Insurance
                  Company of America and PCG Finance Company II, LLC
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Report on Form 8-K, dated April 29, 2001).

21.1    --        List of Subsidiaries of the Company.

23.1    --        Consent of Ernst & Young LLP, Independent Auditors.

24.1    --        Power of Attorney of directors and certain executive officers of the Company.

----------

     * Constitutes a compensatory plan or arrangement.