Form 10-Q
period 2002-09-30
ASSOCIATED MATERIALS INC
filed 2002-11-15
CIK 802967

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

      For the transition period from                    to


                         Commission file number: 0-24956

                        ASSOCIATED MATERIALS INCORPORATED
-------------------------------------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                                           75-1872487
-----------------------------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation of Organization)   (I.R.S. Employer Identification No.)



   3773 State Rd, Cuyahoga Falls, Ohio                             44223
--------------------------------------------------------------------------
  (Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code (330) 929 -1811
                                                   -----------------------------

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

Yes               No  X
    ---              ---


 Shares of Common Stock, $.01 par value outstanding at September 30, 2002: 100

                      ASSOCIATED MATERIALS INCORPORATED
        REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.................................................          1
            December 31, 2001 - Predecessor  and September 30, 2002
            (Unaudited) - Successor

      Statements of Operations (Unaudited)...........................          2
        Three months ended September 30, 2001 - Predecessor
        Three months ended September 30, 2002 - Successor
        Nine months ended September 30, 2001 - Predecessor
        One hundred eight days ended April 18, 2002 - Predecessor

        One hundred sixty-five days ended September 30, 2002 - Successor

      Statements of Cash Flows (Unaudited)...........................          3
        Nine months ended September 30, 2001 - Predecessor
        One hundred eight days ended April 18, 2002 - Predecessor
        One hundred sixty-five days ended September 30, 2002 - Successor

      Notes to Financial Statements (Unaudited)......................          4

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............        8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

  Item 4   Controls and Procedures.....................................       14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.........................................         15

  Item 2.  Changes in Securities and Use of Proceeds.................         15

  Item 3.  Defaults Upon Senior Securities...........................         15

  Item 4.  Submission of Matters to a Vote of Security Holders.......         15

  Item 5.  Other Information.........................................         15

  Item 6.  Exhibits and Reports on Form 8-K..........................         15


SIGNATURES...........................................................         16

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                           ASSOCIATED MATERIALS INCORPORATED
                                    BALANCE SHEETS
                                    (In Thousands)

                                                                          (Unaudited)
                                                        December 31,      September 30,
                                                           2001              2002
                                                           ----              ----
                                                        Predecessor        Successor
                                                        -----------        ---------
ASSETS
Current assets:

   Cash and cash equivalents .......................      $ 28,869       $ 19,746
   Accounts receivable, net ........................        65,784         79,872
   Inventory .......................................        74,574         68,159
   Income taxes receivable .........................            --          2,371
   Other current assets ............................         3,394          4,172
                                                          --------       --------
   Total current assets ............................       172,621        174,320

Property, plant and equipment, net .................        77,733         99,134
Goodwill ...........................................            --        199,348
Other intangible assets, net .......................            --        107,190
Other assets .......................................         3,953         12,440
                                                          --------       --------
      Total assets .................................      $254,307       $592,432
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................      $ 29,579       $ 50,869
   Accrued liabilities .............................        35,356         42,842
   Income taxes payable ............................         1,498             --
                                                          --------       --------
   Total current liabilities .......................        66,433         93,711

Deferred income taxes ..............................         5,091         62,886
Other liabilities ..................................         5,108          6,059
Long-term debt .....................................        75,000        252,408
Stockholders' equity ...............................       102,675        177,368
                                                          --------       --------
      Total liabilities and stockholders' equity ...      $254,307       $592,432
                                                          ========       ========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In Thousands)

                                                                 Three Months
                                                                    Ended        Three Months Ended   Nine Months Ended
                                                                 September 30,      September 30,       September 30,
                                                                     2001               2002                2001
                                                                 ------------    ------------------   -----------------
                                                                 Predecessor         Successor          Predecessor
                                                                 -----------------------------------------------------
Net sales ..................................................      $ 168,664          $ 176,673          $ 436,020
Cost of sales ..............................................        119,072            122,780            311,965
                                                                  ---------          ---------          ---------
Gross profit ...............................................         49,592             53,893            124,055
Selling, general and administrative expense ................         30,450             34,557             88,849
                                                                  ---------          ---------          ---------
Income from operations .....................................         19,142             19,336             35,206
Interest expense, net ......................................          1,721              6,002              5,154
Merger transaction costs ...................................             --                 --                 --

Loss on writedown of Amercord Inc. .........................             --                 --              2,393
                                                                  ---------          ---------          ---------

Income (loss) from continuing operations before income taxes
   and extraordinary items .................................         17,421             13,334             27,659
Income taxes ...............................................          6,707              5,535             10,649
                                                                  ---------          ---------          ---------
Income (loss) from continuing operations ...................         10,714              7,799             17,010
Loss from discontinued operations ..........................             --                 --                 --

Extraordinary items, net of tax ............................             --                 --                 --
                                                                  ---------          ---------          ---------
Net income (loss) ..........................................      $  10,714          $   7,799          $  17,010
                                                                  =========          =========          =========


                                                               One Hundred Eight   One Hundred Sixty -
                                                                  Days Ended        Five Days Ended
                                                                   April 18,         September 30,
                                                                     2002               2002
                                                              ------------------   -------------------
                                                                  Predecessor         Successor
                                                              ---------------------------------------
Net sales ..................................................      $ 180,230          $ 290,633
Cost of sales ..............................................        130,351            202,071
                                                                  ---------           --------
Gross profit ...............................................         49,879             88,562
Selling, general and administrative expense ................         43,272             56,224
                                                                  ---------           --------
Income from operations .....................................          6,607             32,338
Interest expense, net ......................................          2,068             10,983
Merger transaction costs ...................................          9,319                 --


Loss on writedown of Amercord Inc. .........................             --                 --
                                                                  ---------           --------

Income (loss) from continuing operations before income taxes
   and extraordinary items .................................         (4,780)            21,355
Income taxes ...............................................            977              8,863
                                                                  ---------          ---------
Income (loss) from continuing operations ...................         (5,757)            12,492
Loss from discontinued operations ..........................             --               (521)


Extraordinary items, net of tax ............................             --             (4,434)
                                                                  ---------          ---------
Net income (loss) ..........................................      $  (5,757)         $   7,537
                                                                  =========          =========








                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                           One Hundred      One Hundred
                                                                           Nine Months     Eight Days     Sixty-Five Days
                                                                             Ended           Ended            Ended
                                                                          September 30,      April 18,      September 30,
                                                                              2001            2002            2002
                                                                         -----------------------------------------------
                                                                          Predecessor      Predecessor      Successor
                                                                          -----------      -----------      ---------
OPERATING ACTIVITIES

Income (loss) from continuing operations ............................      $  17,010       $  (5,757)      $  12,492
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
      Depreciation and amortization .................................          8,146           3,969           4,246
      Loss on the write-down of Amercord Inc. .......................          2,393              --              --
     Tax benefit from stock option exercise .........................             --             113              --
      Cost of sales expense related to an inventory fair value
      purchase accounting
      adjustment ....................................................             --              --           1,891
      Amortization of deferred financing costs ......................             --              --             953
      Changes in operating assets and liabilities:
         Accounts receivable, net ...................................        (28,938)         (6,246)        (15,942)
         Inventories ................................................         (5,982)         (5,170)         (6,661)
         Income taxes ...............................................         10,585            (616)          1,351
         Accounts payable and accrued liabilities ...................         22,651          (4,326)         38,574
         Other ......................................................           (171)           (225)             57
                                                                           ---------       ---------       ---------
Net cash provided by (used in) operating activities .................         25,694         (18,258)         36,961

INVESTING ACTIVITIES

Acquisition of Predecessor's equity .................................             --              --        (379,230)
Proceeds from sale of AmerCable .....................................             --              --          28,332
Proceeds from sale of short-term investment .........................          5,019              --              --
Proceeds from sale of assets ........................................            114             220              35
Additions to property, plant and equipment ..........................        (12,312)         (3,817)         (6,681)
                                                                           ---------       ---------       ---------
Net cash used in investing activities ...............................         (7,179)         (3,597)       (357,544)

FINANCING ACTIVITIES

Equity contribution from Holdings ...................................             --              --         164,807
Proceeds from issuance of 9 3/4% Senior Subordinated Notes ..........             --              --         165,000
Proceeds from borrowings under term loan ............................             --              --         125,000
Repayments of term loan .............................................             --              --         (38,500)
Repayment of 9 1/4% Senior Subordinated Notes .......................             --              --         (74,092)
Debt extinguishment costs ...........................................             --              --          (7,579)
Net proceeds from issuance of common stock ..........................            487              --              --
Repurchase of Class B shares ........................................        (19,500)             --              --
Dividends paid ......................................................         (1,101)           (339)             --
Treasury stock acquired .............................................         (2,051)             --              --
Stock options .......................................................            995              94              --
                                                                           ---------       ---------       ---------
Net cash provided by (used in) financing activities .................        (21,170)           (245)        334,636
                                                                           ---------       ---------       ---------
Net increase (decrease) in cash from continuing operations ..........         (2,655)        (22,100)         14,053
Net cash used in discontinued operations ............................             --              --          (1,076)
Cash at beginning of period .........................................         15,879          28,869           6,769
                                                                           ---------       ---------       ---------
Cash at end of period ...............................................      $  13,224       $   6,769       $  19,746
                                                                           =========       =========       =========

Supplemental information:
Cash paid for interest ..............................................      $   7,150       $   4,479       $   3,326
                                                                           =========       =========       =========
Cash paid for income taxes ..........................................      $   1,144       $   2,254       $   6,357
                                                                           =========       =========       =========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

      The unaudited financial statements of Associated Materials Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

      The Company's results of operations prior to the date of the merger transaction (see Note 2) are presented as the results of the Predecessor. The results of operations, including the merger transaction and results thereafter, are presented as the results of the Successor and include one hundred sixty-five days from April 19, 2002 to September 30, 2002. In addition, as discussed in
Note 3, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

      The Company is a manufacturer of exterior residential building products, which are distributed through 89 company-owned Supply Centers across the United States. The Company produces a broad range of vinyl siding and vinyl window product lines as well as vinyl fencing, vinyl decking and vinyl garage doors. Because most of the Company's building products are intended for exterior use, the Company's sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year. The Company's net income and comprehensive income are the same for all periods presented.

NOTE 2 - MERGER TRANSACTION

      On March 16, 2002, the Company entered into a merger agreement ("Merger Agreement") with Associated Materials Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Simon Acquisition Corp. The Merger Agreement provided for the acquisition of all shares of the Company's then outstanding common stock through a cash tender offer for $50.00 per share. The Merger Agreement also required that the Company commence a tender offer to purchase all of its outstanding 9-1/4% Senior Subordinated Notes due March 1, 2008 ("9-1/4% Notes").

      On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9-1/4% Notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings (which is controlled by affiliates of Harvest Partners, Inc.). Following the completion of the merger transaction, the Company's then outstanding shares of common stock were delisted from NASDAQ.

      The merger has been accounted for using the purchase method of accounting. The total purchase consideration of $379.2 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values at the date of acquisition based on preliminary valuation estimates and certain assumptions. The preliminary allocation of purchase price has resulted in $199.3 million in goodwill and $108.3 million in other intangibles, including $8.6 million of patents with estimated useful lives of 10 years and $99.7 million assigned to trademarks of which $26.7 million have remaining useful lives of 15 years and $73.0 million have indefinite lives (See
Note 6). The preliminary allocation of purchase price is reflected in the September 30, 2002 balance sheet; however, it is subject to adjustment as the allocation is based on a preliminary valuation and certain estimates. The purchase consideration of $379.2 million, tender offer of the 9-1/4% Notes of $74.0 million and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9-3/4% Senior Subordinated Notes due 2012 ("9-3/4% Notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.0 million, representing a portion of the Company's total cash on hand of $6.8 million.

      In connection with the merger, the Predecessor incurred merger related costs, including legal and investment banking fees, which have been classified as merger transaction costs in the Predecessor's accompanying statements of operations.

NOTE 3 - SALE OF AMERCABLE

      On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly formed entity controlled by Wingate Partners III, L.P. and members of AmerCable's management for net proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement. The Company used the net proceeds to repay a portion of its credit facility. No gain or loss on the sale of AmerCable was recorded in the statements of operations, as the fair value assigned to AmerCable's net assets acquired in the merger transaction approximated the net proceeds received from the subsequent sale of AmerCable.

NOTE 4 - PRO FORMA INFORMATION

      The following pro forma information for the three and nine months ended September 30, 2002 and 2001 was prepared as if the merger transaction and sale of AmerCable occurred as of the beginning of each period presented. On a pro forma basis, the Company would have had (in thousands):

                                         Three           Three             Nine            Nine
                                         Months          Months           Months           Months
                                         Ended           Ended             Ended           Ended
                                      September 30,    September 30,    September 30,    September 30,
                                          2002            2001             2002             2001
                                       ---------        --------         --------         --------
Net sales .......................      $176,673         $150,942         $452,592         $380,087
Income before extraordinary items      $  6,694         $  5,673         $ 12,421         $  4,191
Net income ......................      $  6,694         $  5,673         $  7,987         $  4,191

      The pro forma information is not necessarily indicative of the results that would have occurred had the merger transaction and sale of AmerCable occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma results of operations for all periods presented include a $1.9 million expense related to an inventory fair value adjustment recorded at the time of the merger transaction. In addition, the pro forma results of operations for the nine months ended September 30, 2001 include a $2.4 million loss on the writedown of Amercord Inc.

NOTE 5 - INVENTORIES

      Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                           December 31,    September 30,
                                                              2001            2002
                                                           Predecessor      Successor
                                                           -----------      ---------
Raw materials.........................................        $21,102         $15,112
Work-in-process.......................................          4,597           4,338
Finished goods and purchased stock....................         48,875          48,709
                                                              -------         -------
                                                              $74,574         $68,159
                                                              =======         =======

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill of $199.3 million consists of the purchase price for the merger transaction in excess of the fair value of the tangible and intangible net assets acquired. Other intangible assets consist of the Company's trademarks and tradename of $99.7 million and patents of approximately $8.6 million. The Company has determined one trademark and the Alside tradename totaling $73.0 million have an indefinite useful life. The remaining $26.7 million of trademarks are being amortized on a straight-line basis over their estimated remaining useful lives of 15 years. Patents are being amortized on a straight-line basis over their estimated remaining useful lives of 10 years. Accumulated amortization and amortization expense was approximately $1.1 million as of and for the 165 days ended September 30, 2002. Estimated annual amortization expense is approximately $2.6 million. The Company is required to test goodwill and intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or circumstances change that would impact the value of these assets.

NOTE 7 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                            December 31,     September 30,
                                                               2001             2002
                                                            Predecessor      Successor
                                                            -----------      ---------
9-3/4% Notes..........................................        $    --         $165,000
Term loan under credit facility.......................             --          86,500
9-1/4% Notes..........................................         75,000             908
                                                              -------         --------
                                                              $75,000         $252,408
                                                              =======         ========


      In connection with the merger transaction, on April 23, 2002 the Company issued $165 million of the 9-3/4% Notes due in 2012 that pay interest semi-annually. In conjunction with the merger, the Company entered into a new $165 million credit facility, which included $125 million of term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly, and up to $40 million of available borrowings provided by revolving loans which expire in 2007. The term loan has been permanently reduced by $38.5 million which resulted in approximately $1.1 million of accelerated amortization of deferred financing costs.

      The credit facility and the indenture governing the 9-3/4% Notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of September 30, 2002.

      The Company has one subsidiary, which is a wholly owned subsidiary having no assets, liabilities or operations. This subsidiary fully and unconditionally guarantees the Company's 9-3/4% Notes.

      In connection with the merger transaction, on April 19, 2002 the Company completed a cash tender offer for approximately $74.0 million of the Company's 9-1/4% Notes. The tender offer premium paid for the 9-1/4% Notes was approximately $7.3 million, of which $4.9 million is included as an extraordinary item representing the portion of the premium in excess of the fair market value of the 9-1/4% Notes. The Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9-1/4% Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with approximately $0.1 million of 9-1/4% Notes being tendered.

NOTE 8 - STOCKHOLDER'S EQUITY

      As discussed in Note 2, the Company is a wholly owned subsidiary of Holdings. The Company has the authority to issue 1,000 shares of $.01 par value common stock, of which 100 shares are issued and outstanding at September 30, 2002.

NOTE 9 - INCOME TAXES

      As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. In addition, the Predecessor's tax provision includes an estimate for $7.3 million of merger transaction costs that may not be deductible for income tax purposes.

NOTE 10 - EXTRAORDINARY ITEMS

      Extraordinary items include $4.9 million ($2.8 million net of tax) for the premium paid to extinguish substantially all of the Successor's assumed 9-1/4% Notes and $2.7 million ($1.6 million net of tax) for the financing fees related to an interim credit facility utilized for the merger transaction which was repaid shortly thereafter.

NOTE 11 - IMPACT OF RECENTLY ISSUED BUT NOT ADOPTED ACCOUNTING STANDARDS

      In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified. The Successor recorded extraordinary items of $4.4 million, net of tax, related to debt extinguishment. The Company is required to adopt the provisions of this standard in its fiscal year beginning on January 1, 2003.

      In July 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS No. 146 require companies to recognize costs associated with exit or disposal activities as they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement replaces guidance previously provided by Emerging Issues Task Force Number 94-3 - "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The adoption of this standard will not impact the Company's financial statements. The Company is required to adopt the provisions of this standard in its fiscal year beginning on January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      On March 16, 2002, the Company entered into a merger agreement ("Merger Agreement") with Associated Materials Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Simon Acquisition Corp. The Merger Agreement provided for the acquisition of all shares of the Company's then outstanding common stock through a cash tender offer for $50.00 per share. The Merger Agreement also required that the Company commence a tender offer to purchase all of its outstanding 9-1/4% Notes. On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9-1/4% Notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings (which is controlled by affiliates of Harvest Partners, Inc.).

      The Company's results of operations prior to the date of the merger transaction are presented as the results of the Predecessor. The results of operations, including the merger transaction and results thereafter, are presented as the results of the Successor and include 165 days from April 19, 2002 to September 30, 2002. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

      The following table sets forth for the periods indicated the results of the Company's operations by segment:

           CONDENSED PREDECESSOR / SUCCESSOR STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                      One
                                                                  Three            Three             Hundred
                                                                  Months           Months           Eight Days
                                                                   Ended            Ended            Ended
                                                                September 30,    September 30,      April 18,
                                                                    2002             2001             2002
                                                                 ---------       -----------      -----------
                                                                 SUCCESSOR       PREDECESSOR      PREDECESSOR
                                                                 ---------       -----------      -----------
Net sales

      Alside.............................................         $176,673         $150,942          $161,959
      AmerCable..........................................               --          17,722             18,271
                                                                  --------         --------          --------

            Total........................................          176,673          168,664           180,230

Gross profit

      Alside.............................................           53,893           46,075            47,102
      AmerCable..........................................               --            3,517             2,777
                                                                  --------         --------          --------
            Total........................................           53,893           49,592            49,879

Selling, general and administrative expense
      Alside.............................................           33,280           27,565            39,774
      Corporate..........................................            1,277            1,042             1,306
                                                                  --------         --------          --------
            Subtotal.....................................           34,557           28,607            41,080
      AmerCable..........................................               --            1,843             2,192
                                                                  --------         --------          --------
            Total........................................           34,557           30,450            43,272
                                                                  --------         --------          --------

Income (loss) from operations
      Alside.............................................           20,613           18,510             7,328
      Corporate..........................................          (1,277)          (1,042)           (1,306)
                                                                  --------         --------          --------
                  Subtotal...............................           19,336           17,468             6,022
      AmerCable..........................................               --            1,674               585
                                                                  --------         --------          --------
            Total........................................           19,336           19,142             6,607

Interest, net............................................            6,002            1,721             2,068
                                                                  --------         --------          --------
Income from continuing operations before other
   non-operating expenses, income taxes and
   extraordinary items...................................           13,334           17,421             4,539
Merger transaction costs (a).............................               --               --             9,319
Loss on writedown of Amercord Inc........................               --               --                --
                                                                  --------         --------          --------
Income (loss) from continuing operations before income
   taxes and extraordinary items.........................           13,334           17,421           (4,780)
Income taxes.............................................            5,535            6,707               977
                                                                  --------         --------          --------
Income (loss) from continuing operations before
   extraordinary items...................................            7,799           10,714           (5,757)
Loss from discontinued operations........................               --               --                --

Extraordinary items, net of tax (b)......................               --               --                --
                                                                  --------         --------         ---------
Net income (loss)........................................          $ 7,799         $ 10,714         $ (5,757)
                                                                  ========         ========         =========
Reconciliation of net income (loss) to EBITDA (c):

Net income (loss) .......................................          $ 7,799         $ 10,714          $(5,757)
Interest    - Continuing operations......................            6,002            1,721             2,068
            - Discontinued operations (d)................               --               --                --
Taxes       - Continuing operations......................            5,535            6,707               977
            - Extraordinary items........................               --               --                --
            - Discontinued operations....................               --               --                --
Depreciation and amortization

            - Continuing operations......................            2,849            2,797             3,969

            - Discontinued operations....................               --               --                --
                                                                  --------         --------          --------
EBITDA   ................................................         $ 22,185          $21,939           $ 1,257
                                                                  ========          =======           =======



Reconciliation of EBITDA to Adjusted EBITDA (e):

EBITDA...................................................         $ 22,185          $21,939            $1,257
Extraordinary items, pre-tax (b).........................               --               --                --
AmerCable's EBITDA (f)...................................               --          (2,139)           (1,220)
Loss on writedown of Amercord Inc........................               --               --                --
Merger transaction costs (a).............................               --               --             9,319

Cost of sales adjustment (g).............................               --               --                --
                                                                  --------         --------          --------
Adjusted EBITDA..........................................         $ 22,185          $19,800           $ 9,356
                                                                  ========          =======           =======


                                                              One
                                                            Hundred
                                                        Sixty-Five Days    Nine Months         Nine Months
                                                             Ended             Ended               Ended
                                                          September 30,     September 30,       September 30,
                                                             2002              2002                 2001
                                                           ---------         --------            -----------
                                                           SUCCESSOR         COMBINED            PREDECESSOR
                                                           ---------         --------            -----------
Net sales

      Alside.............................................    $290,633        $ 452,592            $380,087
      AmerCable..........................................          --           18,271              55,933
                                                             --------        ---------            --------

            Total........................................     290,633          470,863             436,020

Gross profit

      Alside.............................................      88,562          135,664             113,139
      AmerCable..........................................          --            2,777              10,916
                                                             --------        ---------            --------
            Total........................................      88,562          138,441             124,055

Selling, general and administrative expense
      Alside.............................................      54,732           94,506              79,413
      Corporate..........................................       1,492            2,798               3,988
                                                             --------        ---------            --------
            Subtotal.....................................      56,224           97,304              83,401
      AmerCable..........................................          --            2,192               5,448
                                                             --------        ---------            --------
            Total........................................      56,224           99,496              88,849
                                                             --------        ---------            --------

Income (loss) from operations
      Alside.............................................      33,830           41,158              33,726
      Corporate..........................................     (1,492)          (2,798)             (3,988)
                                                             --------        ---------            --------
                  Subtotal...............................      32,338           38,360              29,738
      AmerCable..........................................          --              585               5,468
                                                             --------        ---------            --------
            Total........................................      32,338           38,945              35,206

Interest, net............................................      10,983           13,051               5,154
                                                             --------        ---------            --------
Income from continuing operations before other
   non-operating expenses, income taxes and
   extraordinary items...................................      21,355           25,894              30,052
Merger transaction costs (a).............................          --            9,319                  --
Loss on writedown of Amercord Inc........................          --               --               2,393
                                                             --------        ---------            --------
Income (loss) from continuing operations before income
   taxes and extraordinary items.........................      21,355           16,575              27,659
Income taxes.............................................       8,863            9,840              10,649
                                                             --------        ---------            --------
Income (loss) from continuing operations before
   extraordinary items...................................      12,492            6,735              17,010
Loss from discontinued operations........................       (521)            (521)                  --

Extraordinary items, net of tax (b)......................     (4,434)          (4,434)                  --
                                                             --------        ---------            --------
Net income (loss)........................................     $ 7,537          $ 1,780             $17,010
                                                             ========        =========            ========

Reconciliation of net income (loss) to EBITDA (c):

Net income (loss) .......................................     $ 7,537          $ 1,780             $17,010
Interest    - Continuing operations......................      10,983           13,051               5,154
            - Discontinued operations (d)................       1,213            1,213                  --
Taxes       - Continuing operations......................       8,863            9,840              10,649
            - Extraordinary items........................     (3,145)          (3,145)                  --
            - Discontinued operations....................       (370)            (370)                  --
Depreciation and amortization

            - Continuing operations......................       4,246            8,215               8,146

            - Discontinued operations....................         318              318                  --
                                                             --------        ---------            --------
EBITDA   ................................................    $ 29,645         $ 30,902            $ 40,959
                                                             ========         ========            ========



Reconciliation of EBITDA to Adjusted EBITDA (e):

EBITDA...................................................    $ 29,645         $ 30,902            $ 40,959
Extraordinary items, pre-tax (b).........................       7,579            7,579                  --
AmerCable's EBITDA (f)...................................       (640)          (1,860)             (6,863)
Loss on writedown of Amercord Inc........................          --               --               2,393
Merger transaction costs (a).............................          --            9,319                  --

Cost of sales adjustment (g).............................       1,891            1,891                  --
                                                             --------        ---------            --------
Adjusted EBITDA..........................................    $ 38,475         $ 47,831            $ 36,489
                                                             ========         ========            ========

(a) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the merger transaction with Harvest Partners.

(b) Extraordinary items include $4.9 million ($2.8 million net of tax) for the extinguishment of substantially all of the Successor's assumed 9-1/4% Notes and $2.7 million ($1.6 million net of tax) for the expense of financing fees related to an interim credit facility utilized for the merger which was repaid shortly thereafter.

(c) EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. The Company has included EBITDA because it believes that EBITDA is used by certain investors as one measure of a company's historical ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, net income as an indicator of a company's operating performance or to cash flows as a measure of liquidity. EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Therefore, EBITDA as presented by the Company, may not be comparable to similarly titled measures reported by other companies.

(d) Includes accelerated amortization of $0.8 million of debt issuance costs as a result of using the proceeds from the sale of AmerCable to permanently reduce the credit facility.

(e) Adjusted EBITDA represents EBITDA plus certain non-recurring items less AmerCable's operating results. The Company believes that Adjusted EBITDA presents a more meaningful discussion than EBITDA since Adjusted EBITDA corresponds to EBITDA as it is defined in the Company's credit facility and in the indenture governing the 9-3/4% Notes as it excludes non-recurring items. The credit facility and indenture governing the 9-3/4% Notes have certain financial covenants that use ratios utilizing the Company's Adjusted EBITDA. The definition of EBITDA under the Company's credit facility does not exclude the results of AmerCable. The Company has, however, excluded the results of AmerCable when calculating Adjusted EBITDA as AmerCable will not be included in the Company's ongoing operations. The nonrecurring items and results of AmerCable are expected to have no ongoing cash requirements and no impact on the Company's ongoing operations. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA as presented by the Company, may not be comparable to similarly titled measures reported by other companies.

(f) AmerCable's EBITDA is calculated as its net income plus interest, taxes, depreciation and amortization.

(g) The cost of sales adjustment is the expense of an inventory fair value adjustment recorded at the time of the merger.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001


Alside and Corporate

      Subsequent to the merger transaction and sale of AmerCable, Alside and Corporate represent the ongoing operations of the Company.

      Net sales increased 17.0% to $176.7 million for the three months ended September 30, 2002 compared to $150.9 million for the same period in 2001 due to increased sales of vinyl windows and vinyl siding. Unit sales of vinyl windows and vinyl siding increased 32% and 5%, respectively, for the third quarter of 2002 compared to the same period in 2001. The increase in sales volume is the result of the Company's marketing investment and nationwide distribution network of supply centers. The Company also believes that the increased sales volume can be attributed to consumers' demand for professional remodeling services including vinyl replacement windows and vinyl siding as a means to enhance home values during a time of historically low interest rates. Gross profit increased to $53.9 million, or 30.5% of net sales, in the third quarter of 2002 compared to $46.1 million, or 30.5% of net sales, for the third quarter of 2001. Selling, general and administrative expense increased to $34.6 million, or 19.6% of net sales, in the third quarter of 2002 versus $28.6 million, or 19.0% of net sales, in the same period in 2001. SG&A expense increased as a result of seven new supply centers added during 2002, personnel added to support sales growth at existing supply centers, additional marketing investments to drive higher sales volumes and increased commissions resulting from the higher sales. Income from operations increased to $19.3 million, or 10.9% of net sales, for the third quarter of 2002 compared to $17.5 million, or 11.6% of net sales, for the same period in 2001.

EBITDA and Adjusted EBITDA

      EBITDA for the third quarter of 2002 was $22.2 million compared to $21.9 million in the same period in 2001. EBITDA and Adjusted EBITDA were the same for the third quarter of 2002. Adjusted EBITDA for the third quarter of 2001, excluding EBITDA of $2.1 million from the Company's AmerCable division, was $19.8 million. EBITDA increased $2.4 million or 12.0% in the third quarter of 2002 compared to Adjusted EBITDA for the same period in the prior year. The increase in EBITDA is primarily a result of the Company's increased sales volume.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Alside and Corporate

      Net sales increased 19.1% to $452.6 million for the nine months ended September 30, 2002 compared to $380.1 million for the same period in 2001 due to increased sales of vinyl windows and vinyl siding. Unit sales of vinyl windows and vinyl siding increased 47% and 9%, respectively, for the nine months ended September 30, 2002 compared to the same period in 2001. Net sales increased for the reasons identified in the three-month discussion above. Gross profit increased to $135.7 million, or 30.0% of net sales, for the nine months ended September 30, 2002 compared to $113.1 million, or 29.8% of net sales, for the same period in 2001. SG&A expense increased to $97.3 million, or 21.5% of net sales, for the nine months ended September 30, 2002 versus $83.4 million, or 21.9% of net sales, in the same period in 2001. SG&A expense increased for the reasons identified in the three-month discussion above. Income from operations increased to $38.4 million, or 8.5% of net sales, for the nine months ended September 30, 2002 compared to $29.7 million, or 7.8% of net sales, for the same period in 2001.

EBITDA and Adjusted EBITDA

      EBITDA for the nine months ended September 30, 2002 was $30.9 million compared to $41.0 million for the same period in 2001. EBITDA for the nine months ended September 30, 2002 includes $1.9 million of EBITDA relating to the Company's AmerCable division, merger transaction costs of $9.3 million, pre-tax extraordinary expenses of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the merger transaction. Adjusted EBITDA, excluding the amounts discussed above, was $47.8 million for the nine months ended September 30, 2002. EBITDA for the nine months ended September 30, 2001 includes EBITDA of $6.9 million relating to the Company's AmerCable division and a charge of $2.4 million for the write-down of the Company's investment in Amercord Inc. Adjusted EBITDA for the nine months ended September 30, 2001, excluding the amounts discussed above, was $36.5 million. Adjusted EBITDA increased $11.3 million or 31.1% for the nine months ended September 30, 2002 compared to the same period in the prior year. The increase in Adjusted EBITDA is primarily a result of the Company's increased sales volume.

Successor and Predecessor Results

      The Successor had net sales and net income of $290.6 million and $7.5 million, respectively, for the period from April 19, 2002 to September 30, 2002. Interest expense during this period was $11.0 million and consisted primarily of interest on the 9-3/4% Notes, term loan and revolving loans under the credit facility, an interim credit facility temporarily utilized for the merger transaction and amortization of deferred financing costs. As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The Successor's results include extraordinary items of $4.4 million, net of tax, for the premium paid to extinguish $74.0 million of the Successor's assumed 9-1/4% Notes and financing fees related to an interim credit facility utilized for the merger transaction which was repaid shortly thereafter and a loss from discontinued operations of $0.5 million, net of tax, for the Company's AmerCable division.

      The Predecessor had net sales and a net loss of $180.2 million and $5.8 million for the period from January 1, 2002 to April 18, 2002. Interest expense was $2.0 million and consisted primarily of interest on the Company's 9-1/4% Notes for the time period from January 1, 2002 to April 18, 2002. The Predecessor's results include $9.3 million of transaction costs consisting of investment banking and legal fees in conjunction with the strategic review process and subsequent merger transaction. The Predecessor's results of operations for the nine months ended September 30, 2001 include the $2.4 million charge for the write-down of its investment in Amercord Inc. In addition to recording income taxes at an effective rate of 38.5%, the Predecessor's tax provision for 2002 includes an estimate for $7.3 million of the merger transaction costs that may not be deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, the Company had cash and cash equivalents of $19.7 million and available borrowing capacity of approximately $37.4 million under the revolving portion of its credit facility. Outstanding letters of credit as of September 30, 2002, totaled $2.6 million securing various insurance letters of credit.

      For the 108 days ended April 18, 2002, net cash used in operations of the Predecessor was $18.3 million. For the 165 days ended September 30, 2002 net cash provided by operations of the Successor was $37.0 million. Cash flows from operations of the Predecessor also include the working capital needs of AmerCable for the period from January 1, 2002 to April 18, 2002. AmerCable's cash flows for the period from April 19, 2002 to June 24, 2002 are shown as net cash used in discontinued operations. The net $18.7 million of cash provided by operations ($18.3 million of cash used in the Predecessor and $37.0 million of cash provided by the Successor) for the nine months ended September 30, 2002 compares to $25.7 million of cash provided by operations of the Predecessor for the same period in 2001. The decrease in cash from operations in 2002 was due primarily to payment of merger transaction costs by the Predecessor, increased inventory from opening seven new supply centers and supporting increased sales partially offset by improved operating results and increased accounts payable due to timing of vendor payments.

      For the 108 days ended April 18, 2002, capital expenditures of the Predecessor totaled $3.8 million, which includes AmerCable's capital expenditures of $1.9 million. For the 165 days ended September 30, 2002, capital expenditures of the Successor totaled $6.7 million. The combined capital expenditures of the Predecessor, excluding AmerCable, and the Successor totaled $8.6 million for the nine months ended September 30, 2002. This compares to capital expenditures of $9.9 million ($12.3 million less $2.4 million of AmerCable's capital expenditures) for the same period in 2001. Capital expenditures in the 2002 period were primarily for production equipment to enhance capacity, reduce costs and redesign certain product lines and the opening of seven new supply centers.

      Cash flows from the Successor's investing activities also include the merger transaction for $379.2 million and net proceeds from the sale of AmerCable totaling $28.3 million.

      Cash flows from the Successor's financing activities include: (1) the issuance of $165 million of 9-3/4% Notes due 2012, (2) $125 million from a new $165 million credit facility, (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.0 million, representing a portion of the Company's total cash on hand of $6.8 million to finance the merger transaction of $379.2 million, tender offer of the 9-1/4% Notes of $74.0 million and debt extinguishment costs of $7.6 million. The tender offer premium paid for the 9-1/4% Notes was approximately $7.3 million, of which $4.9 million is included as an extraordinary item representing the portion of the premium in excess of the fair market value of the 9-1/4% Notes. Upon completion of the merger transaction, the Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9-1/4% Notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with an additional approximate $0.1 million of the 9-1/4% Notes being tendered. The Company permanently reduced borrowings under the term loan by $38.5 million using the net proceeds from the sale of AmerCable and operating cash flows.

      The Company's 9-3/4% Notes pay interest semi-annually. The Company's credit facility includes $86.5 million of outstanding term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007.

      The credit facility and the indenture governing the 9-3/4% Notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of September 30, 2002.

      The Company intends to discharge the remaining approximate $0.9 million of 9-1/4% Notes pursuant to the indenture governing such notes on or after March 1, 2003. The Company expects the remaining 9-1/4% Notes will be redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of purchase.

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

      The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under its credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company will be sufficient for these purposes.

RETIREMENT PLANS

      Defined benefit pension plans are subject to additional minimum pension liability requirements under SFAS 87, "Employers' Accounting for Pensions". Preliminary estimates by the Company's actuary indicate that the Company may be required to record an additional minimum pension liability totaling approximately $6.4 million for its defined benefit pension plans as of December 31, 2002. The additional minimum pension liability would be recorded as a charge to stockholders' equity. The Company will finalize its review of the pension obligations upon the conclusion of the annual actuarial valuations of the pension plans in the fourth quarter.

EFFECTS OF INFLATION

      The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw material, vinyl resin, has been subject to rapid price changes. Through price increases, the Company has historically been able to pass on significant resin cost increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin cost increases and price increases in the Company's products. However, over longer periods of time, the impact of the cost increases in vinyl resin has historically not been material. Resin prices have significantly increased throughout 2002. For the three and nine months ended September 30, 2002, the Company has been able to offset the impact of the resin cost increase with price increases to its customers. While the Company expects that any additional significant resin cost increases in 2002 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases.

CERTAIN FORWARD-LOOKING STATEMENTS

      This report contains certain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to Associated Materials that are based on the beliefs of Associated Materials' management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to Associated Materials Incorporated or its management, identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to its operations and results of operations regarding the availability of consumer credit, interest rates, employment trends, levels of consumer confidence, consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, costs of environmental compliance, level of competition within its market, availability of alternative building products, shifts in market demand, and general economic conditions. These statements are subject to certain risks and uncertainties. Certain factors that might cause a difference are discussed in more detail in
Item 3 of this quarterly report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company has outstanding borrowings under the term loan of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At September 30, 2002, the Company had borrowings of $86.5 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the nine months ended September 30, 2002 by approximately $81,000.

FOREIGN CURRENCY EXCHANGE RISK

      The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At September 30, 2002, the Company had no currency hedges in place.

COMMODITY PRICE RISK

      See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw material, vinyl resin.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" within ninety days prior to the filing date of this quarterly report, have concluded that as of such evaluation date, the Company's disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, after giving effect to the Company's existing insurance coverage, is expected to have a material adverse effect on the Company.

      From time to time, the Company is involved in a number of proceedings and potential proceedings relating to environmental and product liability matters. The Company handles these claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Although it is difficult to estimate the Company's potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number                       Description
------                       -----------

10.1 Employment Agreement, dated as of July 1, 2002, between the Company and Michael Caporale, Jr. (incorporated by reference to exhibit 10.14 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on September 12, 2002)

10.2 Employment Agreement, dated as of August 21, 2002, between the Company and D. Keith LaVanway. (incorporated by reference to exhibit 10.15 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on September 12, 2002)

10.3 Agreement, dated as of January 1, 1998, between Shintech Incorporated and the Alside Division of the Company. (incorporated by reference to exhibit 10.16 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on September 12, 2002)+

10.4 Associate Materials Holdings Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael J. Caporale, Jr. (incorporated by reference to exhibit 10.17 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

10.5 Associated Materials Holdings Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael J. Caporale, Jr. (incorporated by reference to exhibit 10.18 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

10.6 Employment Agreement, dated as of August 21, 2002, between the Company and Kenneth L. Bloom. (incorporated by reference to exhibit 10.19 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

10.7 Employment Agreement, dated as of August 21, 2002, between the Company and Robert M. Franco. (incorporated by reference to exhibit 10.20 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



+ Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment of information in accordance with Rule 406 of the Securities Act.

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASSOCIATED MATERIALS INCORPORATED
                                    ---------------------------------
                                      (Registrant)






Date:  November 14, 2002   By:      /s/ Michael J. Caporale., Jr.
                                    --------------------------------------------
                                    Michael J. Caporale, Jr.
                                    President, Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)



                          By:      /s/ D. Keith LaVanway
                                   --------------------------------------------
                                   D. Keith LaVanway
                                   Vice President, Chief Financial Officer
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Michael J. Caporale, Jr., President, Chief Executive Officer and Director, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Associated Materials Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 By:  /s/ Michael J. Caporale, Jr.
                                      -------------------------
                                      Michael J. Caporale, Jr.
                                      President, Chief Executive Officer and
                                      Director
                                      (Principal Executive Officer)

                                  CERTIFICATION

I, D. Keith LaVanway, Vice President, Chief Financial Officer, Treasurer and Secretary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Associated Materials Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   By:  /s/ D. Keith LaVanway
                                        -----------------------------
                                        D. Keith LaVanway
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                       Description
------                       -----------

10.1 Employment Agreement, dated as of July 1, 2002, between the Company and Michael Caporale, Jr. (incorporated by reference to exhibit 10.14 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on September 12, 2002)

10.2 Employment Agreement, dated as of August 21, 2002, between the Company and D. Keith LaVanway. (incorporated by reference to exhibit 10.15 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on September 12, 2002)

10.3 Agreement, dated as of January 1, 1998, between Shintech Incorporated and the Alside Division of the Company. (incorporated by reference to exhibit 10.16 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on September 12, 2002)+

10.4 Associate Materials Holdings Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael J. Caporale, Jr. (incorporated by reference to exhibit 10.17 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

10.5 Associated Materials Holdings Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael J. Caporale, Jr. (incorporated by reference to exhibit 10.18 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

10.6 Employment Agreement, dated as of August 21, 2002, between the Company and Kenneth L. Bloom. (incorporated by reference to exhibit 10.19 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

10.7 Employment Agreement, dated as of August 21, 2002, between the Company and Robert M. Franco. (incorporated by reference to exhibit 10.20 of the Company's Registration Statement on Form S-4/A, File No. 333-92010, filed on October 10, 2002)

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



+ Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment of information in accordance with Rule 406 of the Securities Act.