Form 10-K
period 2002-12-31
ASSOCIATED MATERIALS INC
filed 2003-03-27
CIK 802967

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark one)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO         .

                        COMMISSION FILE NUMBER 000-24956
                             ---------------------
                       ASSOCIATED MATERIALS INCORPORATED
             (Exact name of Registrant as specified in its charter)
                             ---------------------

                   DELAWARE                                      75-1872487
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                                3773 STATE ROAD
                           CUYAHOGA FALLS, OHIO 44223
                    (Address of principal executive offices)

                                 (330) 929-1811
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 30, 2002: None

     As of March 21, 2003, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Associated Materials Incorporated (the "Company") was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). The Company's core products are vinyl siding and vinyl windows, which together comprised approximately 72% of the Company's 2002 total building product net sales. These products are marketed on a wholesale basis to more than 35,000 professional contractors engaged in home remodeling and new home construction principally through the Company's nationwide network of 90 Alside Supply Centers. The Company's vinyl product offerings also include vinyl fencing, decking and railing, as well as vinyl garage doors. Approximately two-thirds of the Company's products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide "one-stop" shopping to the Company's contractor customers, carrying products, accessories and tools necessary to complete a vinyl siding or window project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers. The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to consistently gain market share over the last five years. Approximately 75% of the Company's 2002 total building product net sales were generated through the Company's network of supply centers with the remainder sold to independent distributors primarily in markets where the Company currently does not have supply centers. The Company also sells direct to siding and window customers.

     On March 16, 2002, the Company entered into a merger agreement ("Merger Agreement") with Associated Materials Holdings Inc. ("Holdings") and its wholly owned subsidiary, Simon Acquisition Corp. The Merger Agreement provided for the acquisition of all shares of the Company's then outstanding common stock through a cash tender offer of $50.00 per share. The Merger Agreement also required that the Company commence a tender offer to purchase all of its then outstanding
9 1/4% notes. On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constitute the merger transaction ("Merger Transaction"). Holdings is controlled by affiliates of Harvest Partners, Inc. The purchase consideration of $379.5 million, tender offer of $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% Senior Subordinated Notes due 2012 ("9 3/4% notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable's management and Wingate Partners III, L.P., for cash proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date. The Company used the net proceeds to repay a portion of its credit facility. AmerCable is a leading manufacturer of specialty electrical cable products primarily used in the mining, marine and offshore drilling industries. In 2001, AmerCable accounted for approximately 12% of the Company's total net sales.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Prior to the Merger Transaction and sale of AmerCable, the Company had two reportable segments: building products and electrical cable products. Subsequent to the Merger Transaction and sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. See Note 16 in the Notes To Financial Statements in Item 8. "Financial Statements and Supplementary Data."

INDUSTRY OVERVIEW

     Demand for residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, has been less cyclical than demand for new home construction and is less sensitive to these factors. Drivers of repair and remodeling demand include:

     - Favorable Demographics. The segment of the population age 55 years and above, which favors professionally installed, low maintenance home improvements is estimated to grow by 25% over the next five years and 50% over the next ten years.

     - Aging of the housing stock. The average home age increased from 23 years in 1985 to 29 years in 2000, and over 70% of the current housing stock was built prior to 1980.

     - Increase in average home size. The average home size increased over 25% from 1,785 square feet in 1985 to 2,306 square feet in 2000.

     - Favorable mortgage interest rates. Mortgage interest rates in 2002 reached historically low levels.

     In addition, repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects.

     Vinyl comprises the largest share of the residential siding and window markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. According to industry reports, based on unit sales, vinyl accounted for approximately 44% of the exterior siding market and approximately 58% of the residential window market in 2001. More recently, vinyl siding has achieved increasing acceptance in the new construction market, as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. Vinyl windows also have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl's favorable attributes, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. The Company believes that vinyl siding and vinyl windows will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace. Vinyl competes with wood, masonry, fiber cement and metal in the siding market and wood and aluminum in the window market.

     Products. The Company's principal product offerings are vinyl siding and vinyl windows, which together accounted for approximately 72% of its 2002 total building product sales. The Company also manufactures a variety of other products including vinyl fencing, decking and railing, as well as vinyl garage doors.

     The vinyl siding market consists of three segments: economy/new construction, standard and premium. Vinyl siding quality is determined by its rigidity, resistance to fading, thickness and ease of installation, as well as other factors. Since its introduction of Charter Oak in 1995, the Company has established itself as a leader in innovation within the vinyl siding industry. Since 1995, the Company has broadened its product lines to increase its penetration of the premium and economy segments. The Company believes that its innovation in product development was significant to its siding sales growth in the past and will continue to be a key factor in its future sales growth. For example, the introduction of Charter Oak enabled the Company to penetrate the premium segment of the vinyl siding market. The Company believes that Charter Oak continues to set the standard for premium vinyl siding products today. Alside introduced its Conquest siding product in 1997, which has enabled the Company to achieve additional market penetration in the economy/new construction segment of the siding industry. During 1998, the Company introduced CenterLock, a patented product positioned in the premium market segment. In addition to its innovation, the Company has been able to broaden its historically strong position in the standard vinyl siding segment. In 1999, the Company introduced

Odyssey Plus, an improved and updated version of its popular Odyssey siding product. The Company introduced its Seneca and Landscape products in order to broaden its offerings for the standard and economy segments in 2000. In addition to these products, the Company has increased the number of colors and profiles, including acrylics and dark colors, offered within its existing siding products and continues to increase and improve upon the breadth of its vinyl siding product lines. The Company provides limited 50-year to lifetime warranties on its siding products.

     The Company divides its window products into economy, standard and premium categories. Product quality within the vinyl window industry is determined by a number of competitive features including method of construction and materials used. Alside custom manufactures substantially all of its windows to fit existing window openings. Custom fabrication provides Alside's customers with a product that is less expensive to install and more attractive after installation. The Company's custom windows are used primarily in the repair and remodeling market. One of the fastest growing segments of the window market is the new construction segment. The Company acquired substantially all the assets of Alpine Industries, Inc. in October 2000. Alpine primarily manufactures new construction windows, and this acquisition increased the Company's presence in the new construction market. Substantially all of the Company's window products are accompanied by a limited lifetime warranty.

     A summary of the Company's siding and window product offerings is presented in the table below according to the Company's product line classification:

PRODUCT LINE                       SIDING PRODUCTS               WINDOW PRODUCTS
------------                 ---------------------------   ---------------------------
Premium....................  Preservation                  Preservation
                             Charter Oak                   Sheffield
                             CenterLock                    UltraMaxx
                             Board and Batten              Alpine 9000 Series
                             Williamsport
Standard...................  Odyssey Plus                  Geneva
                             Seneca                        Excalibur
                                                           Alpine 8000 Series
Economy....................  Conquest                      Performance Series --
                             Landscape                     New Construction
                                                           Centurion
                                                           Alpine 7000 Series

     The Company produces vinyl fencing, decking and railing under the brand name UltraGuard(R), consisting of both agricultural and residential vinyl fencing. Sales of UltraGuard(R) fencing accounted for less than 5% of the Company's total building product net sales in 2002. Alside introduced a raised panel vinyl garage door in 1997 under the brand name Premium Garage Door(TM). Alside primarily markets its fencing, decking and railing and garage doors through independent dealers.

     To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. These products include metal siding, roofing materials, insulation, cabinets and installation equipment and tools.

     Marketing and Distribution. Traditionally, most vinyl siding is sold to the home remodeling marketplace through independent distributors. The Company believes that it is one of only two major vinyl siding manufacturers that markets its products primarily through nationwide company-owned distribution centers. The Company has a nationwide distribution network of 90 Alside Supply Centers through which the Company markets manufactured products and other complementary building products to more than 35,000 professional home improvement and new construction contractors. The Company believes that Alside Supply Centers provide "one-stop shopping" to meet the specialized needs of its contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl siding and vinyl windows as well as products manufactured by others. In 2002, approximately 75% of the Company's total building product net sales were made through its supply centers. In addition to sales and promotional support, contractors look to their local Alside Supply Center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers.

     The Company believes that distributing products through its supply centers provides the Company with certain competitive advantages such as (a) building long-standing customer relationships, (b) developing comprehensive, customized marketing programs to assist the Company's customer contractors (c) closely monitoring developments in local customer preferences and (d) ensuring product availability through integrated logistics between the Company's manufacturing and distribution facilities. Many of the Company's contractor customers have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. The Company supports its contractor customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer's price, color and quality requirements. The Company's daily contact with its contractor customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which the Company competes. This direct presence in the marketplace permits the Company to obtain current local market information, providing it with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.

     Many of the Company's contractor customers install both vinyl siding and vinyl windows. Because the Company manufactures and distributes both vinyl siding and vinyl windows, its contractor customers can acquire both products from a single source. The Company believes that marketing both vinyl siding and vinyl windows to its target customer base provides it a competitive market advantage. Furthermore, the Company has the ability to achieve economies of scale in sales and marketing by developing integrated programs on either a national or local basis for its vinyl siding and vinyl window products. In 2000, the Company introduced Preservation as the industry's first bundled premium siding and window marketing program. The Company's unique position as a manufacturer and distributor of both vinyl siding and windows has enabled it to offer Preservation to select dealers.

     Each of Alside's Supply Centers is evaluated as a separate profit center, and compensation of supply center personnel is based in part on the supply center's operating results. Decisions to open new supply centers, and to close or relocate existing supply centers, are based on the Company's continuing assessment of market conditions and individual location profitability. During 2002, the Company added seven supply centers to its distribution network. The Company presently expects to open up to five new supply centers in 2003. The Company has developed formal training and recruiting programs for supply center personnel, which it expects will improve its ability to staff new locations.

     Through certain of its supply centers, the Company's Alside Installed Services Division provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. Alside also provides installation services for vinyl replacement windows through certain of its supply centers.

     The Company sells its manufactured products to large direct dealers and distributors, generally in those areas where no Alside Supply Center currently exists. These sales accounted for approximately 25% of the Company's 2002 net sales. Despite their aggregate lower percentage of total sales, Alside's largest individual customers are its large direct dealers and independent distributors. The Company carefully monitors and evaluates its activity with these customers to ensure the profitability of this higher volume, lower margin business. No single customer accounted for 5% or more of the Company's 2002 net sales. The Company continues to expand its network of independent distributors in strategic areas to improve its penetration into certain markets.

     Alside Window Company Northwest ("Alside Northwest"), which consists of the assets purchased from Alpine in October 2000, has historically sold its window products through a variety of channels including direct to builders and to independent distributors and lumberyards. Alside Northwest has also sold its products into foreign markets, principally the Far East. Since its acquisition, Alside Northwest has continued many of these distribution relationships and expanded its product distribution through certain Alside Supply Centers.

     Manufacturing. The Company manufactures its vinyl siding products at its Ennis and Freeport, Texas facilities. The Company believes that, with planned capital projects in 2003, it will have adequate capacity to meet its sales expectations for the foreseeable future. The Company operates a vinyl extrusion facility in West Salem, Ohio to produce vinyl window extrusions as well as vinyl fencing, decking and railing and garage door panels. The Company operates three window fabrication plants, which each use vinyl extrusions manufactured by Alside for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. The Company's Alside Northwest facility produces its glass inserts, but has a long-term contract to purchase its vinyl extrusions from a third-party supplier.

     The Company's vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs. The Company's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs.

     Raw Materials. The principal raw materials used by the Company are vinyl resin, resin stabilizers and pigments, packaging materials, window hardware and glass, all of which are available from a number of suppliers. The Company has a contract with its resin supplier to supply substantially all of its contract vinyl resin requirements and believes that other suppliers could also meet its requirements. The price of vinyl resin has been, and will likely continue to be, volatile. The Company generally has been able to pass through price increases in raw materials to its customers. The price of vinyl resin increased significantly during 2002. The Company implemented price increases in late 2002 to partially offset the increases in vinyl resin prices. The Company presently expects vinyl resin prices to increase in 2003. While the Company expects that any future significant resin cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases.

     Competition. Except for Owens Corning, the Company believes that no company within the residential siding industry competes with Alside on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of vinyl siding products, some of which are larger in size and have greater financial resources than the Company. Alside competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that Alside is the fifth largest manufacturer of vinyl siding with approximately 8% of the U.S. market. The market for vinyl replacement windows is highly fragmented, and Alside believes that no single manufacturer accounts for a significant percentage of national sales. Alside believes that the window fabrication industry will continue to experience consolidation due to the increased capital requirements for manufacturing welded vinyl windows. The trend towards welded windows, which require more expensive production equipment as well as more sophisticated information systems, has driven these increased capital requirements. Alside and its competitors generally compete on price, product performance, and sales and service support to professional contractors. Competition varies by region. Alside also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry, fiber cement and metal in the siding market.

ACQUISITIONS AND DIVESTITURES

     In October 2000, the Company acquired substantially all of the assets of Alpine for $7.6 million in cash and the assumption of certain payroll related and property tax liabilities. Included in the acquired assets was Alpine's leased window fabrication facility located in Bothell, Washington. This facility manufactures vinyl windows primarily for the new construction market. This acquisition significantly increased the Company's presence on the West Coast. The acquisition was accounted for using the purchase method of accounting.

     The Company completed the sale of its UltraCraft operation, a manufacturer of semi-custom frameless cabinets, in June 2000. Pre-tax net proceeds from the sale were $18.9 million after working capital adjustments and transaction costs. The Company recorded a pre-tax gain of $8.0 million on the sale.

EMPLOYEES

     The Company's employment needs vary seasonally with sales and production levels. As of December 31, 2002, the Company had approximately 2,550 full-time employees, including approximately 1,446 hourly workers. The West Salem, Ohio plant is the Company's only unionized manufacturing facility, employing approximately 114 covered workers as of December 31, 2002. The collective bargaining agreement for the West Salem facility was successfully renegotiated in November 2001 for a three-year term. Additionally, approximately 76 hourly workers in certain supply center locations are covered by collective bargaining agreements. The Company considers its labor relations to be good.

     Alside utilizes leased employees to supplement its own workforce at its vinyl window fabrication plants. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production requirements. The aggregate number of leased employees in the window plants ranges from approximately 300 to 650 people based on seasonality.

TRADEMARKS AND PATENTS

     The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The allocation of purchase price from the Merger Transaction resulted in $98.7 million in trademarks and trade names of which $24.0 million have remaining useful lives of 15 years and $74.7 million have indefinite lives. The indefinite lived trademark and trade name consist of one trademark and the Alside(R) trade name. The allocation of purchase price also resulted in $6.8 million of patents with estimated useful lives of 10 years. The Company has obtained patents on certain claims associated with its siding, fencing, decking and railing, and garage door products, which the Company believes distinguish Alside's products from those of its competitors.

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

     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA"), and comparable state laws, impose strict, and in certain circumstances joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility initially owned by USX Corporation ("USX") and subsequently owned by the Company, in Lumber City, Georgia, which is now owned by Amercord, is subject to a Consent Order entered into by Amercord with the Georgia Department of Natural Resources in 1994. We are not a party to the Consent Order. We understand that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state of federal list of priority sites requiring remediation. Amercord, the current site owner, does not have adequate financial resources to carry out additional remediation that may be required, and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. Should it be necessary to incur costs related to the remediation of this site, the Company and USX have agreed to share in those costs.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Not applicable.

RISK FACTORS

     The following discussion of risks relating to the Company's business should be read carefully in connection with evaluating the Company's business, prospects and the forward-looking statements contained in this report on Form 10-K and oral statements made by representatives of the Company from time to time. Any of the following risks could materially adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made. For additional information regarding forward-looking statements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Forward-Looking Statements."

     The Company's business is subject to a number of risks and uncertainties, including those described below.

     The Company's substantial level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations on the notes.

     The Company has a substantial amount of indebtedness, which will require significant interest payments. As of December 31, 2002, the Company had approximately $242.4 million of indebtedness and interest expense from continuing operations for the 257 days ended December 31, 2002 of approximately $16.9 million. Approximately $76.5 million of such debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $0.8 million.

     The Company's substantial level of indebtedness could have important consequences, including the following:

     - the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

     - the Company must use a substantial portion of its cash flow from operations to pay interest and principal on the notes and other indebtedness, which will reduce the funds available to the Company for other purposes such as potential acquisitions and capital expenditures;

     - the Company is exposed to fluctuations in interest rates, because the new credit facility has a variable rate of interest;

     - the Company has a higher level of indebtedness than some of its competitors, which may put it at a competitive disadvantage and reduce the Company's flexibility in planning for, or responding to, changing industry conditions, including increased competition;

     - the Company is more vulnerable to general economic downturns and adverse developments in its business; and

     - the Company's failure to comply with financial and other restrictive covenants in the indenture governing the 9 3/4% notes and other debt obligations, some of which require the Company to maintain specified financial ratios and limit the Company's ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm the Company's business or prospects and could result in bankruptcy.

     The Company expects to obtain money to pay its expenses and to pay the principal and interest on the notes, new credit facility and other debt from cash flow from operations. The Company's ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets in which it operates and pressure from competitors. The Company cannot be certain that cash flow will be sufficient to allow it to pay principal and interest on its debt, including the 9 3/4% notes, and meet its other obligations. If the Company does not have enough money, it may be required to refinance all or part of its existing debt, including the 9 3/4% notes, sell assets or borrow more money. The Company may not be able to refinance on acceptable terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facility and the indenture governing the 9 3/4% notes, may restrict the Company from pursuing any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternative financing could significantly and adversely affect the value of the 9 3/4% notes.

     The Company will be able to incur more indebtedness and the risks associated with its substantial leverage, including its ability to service its indebtedness, will increase.

     The indenture relating to the 9 3/4% notes and the credit agreement governing the new credit facility will permit the Company, subject to specified conditions, to incur a significant amount of additional indebtedness. In addition, the Company may incur an additional $37.4 million of indebtedness under the revolving portion of its credit facility. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.

     The right to receive payments on the 9 3/4% notes and guarantees is subordinated to the Company's senior debt.

     Payment on the notes and guarantees is subordinated in right of payment to all of the Company's and its guarantors' senior debt. As of December 31, 2002, the notes and the related guarantees were subordinated to approximately $76.5 million of senior debt. In addition, $37.4 million of senior debt was available for borrowing under the revolving portion of its credit facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full in cash before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of senior debt. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.

     The indenture for the 9 3/4% notes and credit facility impose significant operating and financial restrictions on the Company, which may prevent it from capitalizing on business opportunities and taking some corporate actions.

     The indenture for the 9 3/4% notes and credit facility impose, and the terms of any future debt may impose, significant operating and financial restrictions on the Company. These restrictions, among other things, limit the Company's ability and that of its subsidiaries to:

     - incur or guarantee additional indebtedness;

     - pay dividends or make other distributions;

     - repurchase stock;

     - make investments;

     - sell or otherwise dispose of assets including capital stock of subsidiaries;

     - create liens;

     - enter into agreements restricting the Company's subsidiaries' ability to pay dividends;

     - enter into transactions with affiliates; and

     - consolidate, merge or sell all of its assets.

     These covenants may adversely affect the Company's ability to finance future operations or capital needs to pursue available business opportunities.

     In addition, the credit facility requires the Company to maintain other specified financial ratios. These covenants may adversely affect the Company's ability to finance its future operations or capital needs or to pursue available business opportunities or limit the ability to plan for or react to market conditions or meet capital needs or otherwise restrict activities or business plans. A breach of any of these covenants or inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

     The exterior building products industry is cyclical and downturns in the industry or the economy could negatively affect business, operating results and the value of the 9 3/4% notes.

     The exterior building products industry is cyclical and is significantly affected by changes in national and local economic and other conditions such as employment levels, migration trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for and pricing of the Company's products. A prolonged recession affecting the residential construction industry could also result in a significant decrease in the Company's financial performance. The occurrence or continuation of any of the above items, many of which are outside the Company's control, and the items described below could have a negative impact on business and adversely affect the value of the 9 3/4% notes.

     Increases in interest rates and the reduced availability of financing for home improvements may cause sales and profitability to decrease.

     In general, demand for home improvement products is adversely affected by increases in interest rates and the reduced availability of financing. If interest rates increase and consequently, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate is adversely affected, sales, gross margins and cash flow may also be adversely impacted and the impact may be material.

     The Company has substantial fixed costs and, as a result, operating income is sensitive to changes in net sales.

     The Company operates with significant operating and financial leverage. Significant portions of the Company's manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. As a result, a percentage change in the Company's net sales will have a greater percentage effect on income from operations, assuming the Company continues to offset increases in vinyl resin costs with price increases to its customers. In addition, a significant portion of the Company's interest expense is fixed.

     The company could face potential product liability claims relating to products it manufactures or distributes.

     The Company faces a business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in injury or other adverse effects. The Company currently maintains product liability insurance coverage, but it may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on the Company's business, financial condition, results of operations or business prospects or ability to make payments on the 9 3/4% notes when due.

     The Company has significant goodwill and other intangible assets.

     The Company has accounted for the Merger Transaction using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets acquired has been recorded as goodwill. These purchase price allocations have been made based upon valuations and other studies. As a result of the merger, the Company has approximately $105.5 million of other intangible assets and $197.5 million of goodwill. Given the significant amount of goodwill and other intangible assets as a result of the merger, any future impairment of the goodwill and other intangible assets recorded could have an adverse effect on the Company's results of operations and financial position; however, the extent of any such impairment, if any, cannot be predicted at this time.

     The Company is controlled by affiliates of Harvest Partners, Inc., whose interests may be different than other investors.

     By reason of Harvest Partners and its affiliates ownership of the Company and the ability of Harvest Partners and its affiliates, pursuant to a stockholders agreement among stockholders of Associated Materials Holdings Inc., to designate a majority of the members of the board of directors of Holdings, Harvest Partners will control actions to be taken by the Company's stockholder and/or board of directors, including amendments to the Company's certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets. The interest of Harvest Partners and its affiliates interests may be materially different than other investors in the Company. For example, Harvest Partners may cause the Company to pursue a growth strategy, which could impact the Company's ability to make payments under the indenture governing the 9 3/4% notes and the new credit facility or cause a change of control. In addition, to the extent permitted by the indenture and the new credit facility, Harvest Partners may cause the Company to pay dividends rather than make capital expenditures.

ITEM 2.  PROPERTIES

     The Company's operations include both owned and leased facilities as described below:

LOCATION                                     PRINCIPAL USE                    SQUARE FEET
--------                                     -------------                    -----------
Akron, Ohio................  Associated Materials Incorporated and Alside
                             Headquarters                                        70,000
                             Vinyl Windows, Vinyl Fencing, Decking and
                             Railing and Vinyl Garage Doors                     577,000
Ennis, Texas...............  Vinyl Siding Products                              301,000
Freeport, Texas............  Vinyl Siding Products                              120,000
West Salem, Ohio...........  Vinyl Window Extrusions, Fencing, Decking and
                             Railing and Vinyl Garage Door Panels               173,000
Kinston, North Carolina....  Vinyl Windows                                      319,000(1)
Cedar Rapids, Iowa.........  Vinyl Windows                                      128,000(1)
Bothell, Washington........  Vinyl Windows                                      159,000(1)

---------------

(1) Leased facilities.

     Management believes that the Company's facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

     Alside also operates 90 Alside Supply Centers in major metropolitan areas throughout the United States. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

     The leases for Alside's window plants extend through 2011 for the Bothell location and 2005 for the Cedar Rapids and Kinston locations. Each lease is renewable at the Company's option for an additional five-year period. Following the Merger Transaction, the Company moved its corporate headquarters to the Akron, Ohio location.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for the Company's common equity securities.

HOLDERS

     As of February 28, 2003, Holdings was the Company's sole record holder of its common stock.

DIVIDENDS

     Prior to the Merger Transaction, the Company paid dividends of $0.20 per share in 2001 and $0.05 per share in the 108 days ended April 18, 2002. The Company presently does not intend to pay cash dividends. In addition, the Company's credit facility and indenture governing the 9 3/4% notes restrict dividend payments.

EQUITY COMPENSATION PLANS

     The Company has no outstanding equity compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the five-year period ended December 31, 2002 was derived from the audited financial statements of the Company. The Company's results of operations prior to the date of the Merger Transaction are presented as the results of the Predecessor. The results of operations, including the Merger Transaction and results thereafter, are presented as the results of the Successor and include 257 days from April 19, 2002 to December 31, 2002. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this report.

                                                                            ONE
                                                                          HUNDRED
                                                                           EIGHT      TWO HUNDRED
                                                                            DAYS      FIFTY-SEVEN
                                       YEAR ENDED DECEMBER 31,             ENDED      DAYS ENDED
                              -----------------------------------------   APRIL 18,   DECEMBER 31,
                                1998       1999       2000       2001       2002         2002
                              --------   --------   --------   --------   ---------   ------------
                                                   PREDECESSOR                        SUCCESSOR
                                                         (IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales...................  $410,111   $455,268   $499,393   $595,819   $180,230     $ 449,324
Cost of sales...............   285,822    317,596    353,994    425,366    130,351       317,077
                              --------   --------   --------   --------   --------     ---------
Gross profit................   124,289    137,672    145,399    170,453     49,879       132,247
Selling, general and
  administrative expenses...    88,727     96,028    107,255    119,945     43,272        86,097
Other income, net(1)........     2,673         --         --         --         --            --
                              --------   --------   --------   --------   --------     ---------
Income from operations......    38,235     41,644     38,144     50,508      6,607        46,150
Interest expense............     7,565      6,779      6,046      6,795      2,068        16,850
Gain on the sale of
  UltraCraft(2).............        --         --      8,012         --         --            --
Merger transaction
  costs(3)..................        --         --         --         --      9,319            --
Equity in loss of
  Amercord..................     1,881      1,337         --         --         --            --
Write-down of Amercord(4)...     4,351         --         --      2,393         --            --
                              --------   --------   --------   --------   --------     ---------
Income (loss) before income
  tax expense...............    24,438     33,528     40,110     41,320     (4,780)       29,300
Income tax expense..........    11,382     13,038     16,555     15,908        977        12,161
                              --------   --------   --------   --------   --------     ---------
Income (loss) from
  continuing operations
  before extraordinary
  item......................    13,056     20,490     23,555     25,412     (5,757)       17,139
Loss from discontinued
  operations................        --         --         --         --         --          (521)
Extraordinary items,
  net(5)....................    (4,107)        --         --         --         --        (4,434)
                              --------   --------   --------   --------   --------     ---------
Net income (loss)...........  $  8,949   $ 20,490   $ 23,555   $ 25,412   $ (5,757)    $  12,184
                              ========   ========   ========   ========   ========     =========

                                                                             ONE
                                                                           HUNDRED        TWO
                                                                            EIGHT       HUNDRED
                                                                            DAYS      FIFTY-SEVEN
                                       YEAR ENDED DECEMBER 31,              ENDED      DAYS ENDED
                              -----------------------------------------   APRIL 18,   DECEMBER 31,
                                1998       1999       2000       2001       2002          2002
                              --------   --------   --------   --------   ---------   ------------
                                                   PREDECESSOR                        SUCCESSOR
                                                         (IN THOUSANDS)
OTHER DATA:
EBITDA(6)...................  $ 32,235   $ 48,826   $ 55,706   $ 59,034   $  1,257     $  46,380
Adjusted EBITDA(7)..........    38,497     45,941     40,386     53,066      9,356        55,210
Capital expenditures........    14,261     18,915     11,925     15,022      3,817         8,938
Cash provided by (used in)
  operating activities......    26,799     15,244     22,968     43,989    (18,258)       42,577
Cash used in investing
  activities................   (14,712)   (17,619)    (5,538)    (9,861)    (3,597)     (359,984)
Cash provided by (used in)
  financing activities......       942     (9,157)    (4,983)   (21,138)      (245)      324,736

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1999       2000       2001       2002
                                          --------   --------   --------   --------   --------
                                                         PREDECESSOR                  SUCCESSOR
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital(8)......................  $ 80,370   $ 87,763   $106,635   $110,632   $ 88,546
Total assets(8).........................   190,464    208,181    235,712    258,660    565,537
Short-term debt, including current
  maturities............................     3,600         --         --         --         --
Long-term debt, less current
  maturities............................    75,000     75,000     75,000     75,000    242,408
Stockholders' equity....................    64,378     79,326     97,990    102,675    177,769

---------------

(1) The Company recorded a $5.9 million curtailment gain due to the freeze of the Alside Retirement Plan at December 31, 1998. The Company also accrued an additional $3.3 million expense for retiree medical benefits related to the 1989 closure of Alside's metal siding plant.

(2) The Company recorded an $8.0 million pre-tax gain on the sale of its UltraCraft operation, a manufacturer of semi-custom cabinets, in June 2000.

(3) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent Merger Transaction with Harvest Partners.

(4) In 1998, the Company recorded a pretax write-down on its investment in Amercord in anticipation of a loss on the sale of Amercord. In 2001, the Company recorded a $2.4 million loss upon the write-off of its remaining investment in Amercord due to the deterioration of Amercord's operations.

(5) In 1998, the extraordinary item represents, net of tax, the loss recognized on the write-off of debt issuance costs and the prepayment premium paid on the purchase of the Company's 11 1/2% senior subordinated notes. In 2002, the extraordinary items include, net of tax, $2.8 million for the extinguishment of substantially all of the Successor's assumed 9 1/4% notes and $1.6 million for the expense of financing fees related to an interim credit facility utilized for the Merger Transaction, which was repaid shortly thereafter.

(6) EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. The Company presents EBITDA because it believes that EBITDA is used by certain investors as one measure of a company's historical ability to service its debt. EBITDA should not be considered an alternative to, or more meaningful than, net income (loss) as an indicator of a company's operating performance or to cash flows as a measure of liquidity. EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Therefore, EBITDA as presented by the Company, may not be comparable to similarly titled measures reported by other companies. The reconciliation of net income (loss) to EBITDA is as follows:

                                                                                     ONE
                                                                                   HUNDRED        TWO
                                                                                    EIGHT       HUNDRED
                                                                                    DAYS      FIFTY-SEVEN
                                                 YEAR ENDED DECEMBER 31,            ENDED      DAYS ENDED
                                          -------------------------------------   APRIL 18,   DECEMBER 31,
                                           1998      1999      2000      2001       2002          2002
                                          -------   -------   -------   -------   ---------   ------------
                                                             PREDECESSOR                      SUCCESSOR
                                                                   (IN THOUSANDS)
Net income (loss).......................  $ 8,949   $20,490   $23,555   $25,412    $(5,757)     $12,184
Interest  -- Continuing operations......    7,565     6,779     6,046     6,795      2,068       16,850
          -- Discontinued operations....       --        --        --        --         --        1,213
Taxes     -- Continuing operations......   11,382    13,038    16,555    15,908        977       12,161
          -- Discontinued operations....       --        --        --        --         --         (370)
          -- Extraordinary items........   (2,878)       --        --        --         --       (3,145)
Depreciation and amortization
          -- Continuing operations......    7,217     8,519     9,550    10,919      3,969        7,169
          -- Discontinued operations....       --        --        --        --         --          318
                                          -------   -------   -------   -------    -------      -------
EBITDA..................................  $32,235   $48,826   $55,706   $59,034    $ 1,257      $46,380
                                          =======   =======   =======   =======    =======      =======

(7) Adjusted EBITDA represents EBITDA plus certain non-recurring items less AmerCable's operating results. The Company believes that Adjusted EBITDA presents a more meaningful discussion than EBITDA since Adjusted EBITDA corresponds to EBITDA as it is defined in the Company's credit facility and in the indenture governing the 9 3/4% notes as it excludes non-recurring items. The credit facility and indenture governing the 9 3/4% notes have certain financial covenants that use ratios utilizing the Company's Adjusted EBITDA. The definition of EBITDA under the Company's credit facility does not exclude the results of AmerCable. The Company has, however, excluded the results of AmerCable when calculating Adjusted EBITDA as AmerCable will not be included in the Company's ongoing operations. The nonrecurring items and results of AmerCable are expected to have no ongoing cash requirements and no impact on the Company's ongoing operations. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA reconciles to Adjusted EBITDA as follows:

                                                                             ONE
                                                                           HUNDRED        TWO
                                                                            EIGHT       HUNDRED
                                                                            DAYS      FIFTY-SEVEN
                                         YEAR ENDED DECEMBER 31,            ENDED      DAYS ENDED
                                  -------------------------------------   APRIL 18,   DECEMBER 31,
                                   1998      1999      2000      2001       2002          2002
                                  -------   -------   -------   -------   ---------   ------------
                                                     PREDECESSOR                      SUCCESSOR
                                                           (IN THOUSANDS)
EBITDA..........................  $32,235   $48,826   $55,706   $59,034    $ 1,257      $46,380
Extraordinary items,
  pre-tax(a)....................    6,985        --        --        --         --        7,579
AmerCable's EBITDA(b)...........   (6,955)   (4,222)   (7,308)   (8,361)    (1,220)        (640)
Loss on write down of Amercord
  Inc.(c).......................    4,351        --        --     2,393         --           --
Merger transaction costs(d).....       --        --        --        --      9,319           --
Cost of sales adjustment(e).....       --        --        --        --         --        1,891
Equity loss in Amercord,
  Inc.(f).......................    1,881     1,337        --        --         --           --
Gain on sale of Ultracraft(g)...       --        --    (8,012)       --         --           --
                                  -------   -------   -------   -------    -------      -------
Adjusted EBITDA.................  $38,497   $45,941   $40,386   $53,066    $ 9,356      $55,210
                                  =======   =======   =======   =======    =======      =======

---------------

        (a)  See (5) above for a description of the extraordinary items.

        (b) AmerCable's EBITDA is calculated as its net income plus interest, taxes, depreciation and amortization.

        (c) Represents the write down of the Company's investment in Amercord Inc. to its net realizable value.

        (d)  See (3) above for a description of Merger Transaction costs.

        (e) The cost of sales adjustment is the expense related to an inventory fair value adjustment recorded at the time of the merger.

        (f)  Represents the loss on the Company's investment in Amercord Inc.

        (g) Represents the gain the Company realized on the sale of its Ultracraft cabinet division.

(8) Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Prior to the Merger Transaction and the sale of AmerCable, the Company consisted of two operating divisions, Alside and AmerCable. Subsequent to the Merger Transaction and the sale of AmerCable, Alside and Corporate represent the ongoing operations of the Company. The Company is now in the single business of manufacturing and distributing exterior residential building products.

     On March 16, 2002, the Company entered into a merger agreement ("Merger Agreement") with Associated Materials Holdings Inc. ("Holdings") and its wholly owned subsidiary, Simon Acquisition Corp. The Merger Agreement provided for the acquisition of all shares of the Company's then outstanding common stock through a cash tender offer for $50.00 per share. The Merger Agreement also required that the Company commence a tender offer to purchase all of its then outstanding 9 1/4% notes. On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings (which is controlled by affiliates of Harvest Partners, Inc.).

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable's management and Wingate Partners III, L.P., for cash proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date. The Company used the net proceeds to repay a portion of its credit facility. AmerCable is a leading manufacturer of specialty electrical cable products primarily used in the mining, marine and offshore drilling industries. AmerCable accounted for approximately 12% and 13% of the Company's net sales in 2001 and 2000, respectively.

     Accounting principles generally accepted in the United States require the Company's results of operations prior to the date of the Merger Transaction to be presented as the results of the Predecessor. The results of operations, including the Merger Transaction and results thereafter, are presented as the results of the Successor and include 257 days from April 19, 2002 to December 31, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

     Alside, which currently represents all of the Company's operations, accounted for more than 87% of the Company's net sales in 2001 and 2000. Because its exterior residential building products are consumer durable goods, the Company's sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company's sales are also affected by changes in consumer preferences with respect to types of building products. The Company's products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. The Company believes that approximately two-thirds of its total building product net sales were made to the repair and remodeling sector in 2002, 2001 and 2000.

     The Company believes that vinyl building products continue to gain market share from metal and wood products due to vinyl's favorable attributes, which include its durability, lower maintenance cost and lower cost. Although no assurances can be given, the Company further believes that these increases in market share, together with increased marketing efforts, will increase the Company's sales of vinyl siding, vinyl windows and other complementary building products.

     The Company operates with significant operating and financial leverage. Significant portions of the Company's manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. As a result, a percentage change in the Company's net sales will have a greater percentage effect on income from operations, assuming the Company continues to offset increases in vinyl resin costs with price increases to its customers. In addition, a significant portion of the Company's interest expense is fixed.

     The following table sets forth for the periods indicated the results of the Company's operations by segment (in thousands):

                                                        ONE           TWO
                                                      HUNDRED       HUNDRED
                                                    EIGHT DAYS    FIFTY-SEVEN                    YEAR ENDED
                                                       ENDED       DAYS ENDED    ------------------------------------------
                                                     APRIL 18,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2002           2002           2002           2001           2000
                                                    -----------   ------------   ------------   ------------   ------------
                                                    PREDECESSOR    SUCCESSOR       COMBINED     PREDECESSOR    PREDECESSOR
Net sales
  Alside..........................................   $161,959       $449,324       $611,283       $524,528       $434,845
  AmerCable.......................................     18,271             --         18,271         71,291         64,548
                                                     --------       --------       --------       --------       --------
          Total...................................    180,230        449,324        629,554        595,819        499,393
Gross profit
  Alside..........................................     47,102        132,247        179,349        156,626        131,704
  AmerCable.......................................      2,777             --          2,777         13,827         13,695
                                                     --------       --------       --------       --------       --------
          Total...................................     49,879        132,247        182,126        170,453        145,399
Selling, general and administrative expense
  Alside & Corporate..............................     41,080         86,097        127,177        112,771         99,375
  AmerCable.......................................      2,192             --          2,192          7,174          7,880
                                                     --------       --------       --------       --------       --------
          Total...................................     43,272         86,097        129,369        119,945        107,255
                                                     --------       --------       --------       --------       --------
Income from operations
  Alside & Corporate..............................      6,022         46,150         52,172         43,855         32,329
  AmerCable.......................................        585             --            585          6,653          5,815
                                                     --------       --------       --------       --------       --------
          Total...................................      6,607         46,150         52,757         50,508         38,144
Interest, net.....................................      2,068         16,850         18,918          6,795          6,046
                                                     --------       --------       --------       --------       --------
Income from continuing operations before other
  non-operating expenses, income taxes and
  extraordinary items.............................      4,539         29,300         33,839         43,713         32,098
Gain on the sale of Ultracraft....................         --             --             --             --          8,012
Merger transaction costs..........................      9,319             --          9,319             --             --
Loss on writedown of Amercord Inc.................         --             --             --          2,393             --
                                                     --------       --------       --------       --------       --------
Income (loss) from continuing operations before
  income taxes and extraordinary items............
                                                       (4,780)        29,300         24,520         41,320         40,110
Income taxes......................................        977         12,161         13,138         15,908         16,555
                                                     --------       --------       --------       --------       --------
Income (loss) from continuing operations before
  extraordinary items.............................     (5,757)        17,139         11,382         25,412         23,555
Loss from discontinued operations.................         --           (521)          (521)            --             --
Extraordinary items, net of tax...................         --         (4,434)        (4,434)            --             --
                                                     --------       --------       --------       --------       --------
Net income (loss).................................   $ (5,757)      $ 12,184       $  6,427       $ 25,412       $ 23,555
                                                     ========       ========       ========       ========       ========

                                                        ONE           TWO
                                                      HUNDRED       HUNDRED
                                                    EIGHT DAYS    FIFTY-SEVEN                    YEAR ENDED
                                                       ENDED       DAYS ENDED    ------------------------------------------
                                                     APRIL 18,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2002           2002           2002           2001           2000
                                                    -----------   ------------   ------------   ------------   ------------
                                                    PREDECESSOR    SUCCESSOR       COMBINED     PREDECESSOR    PREDECESSOR
Reconciliation of net income (loss) to EBITDA(1):
  Net income (loss)...............................   $ (5,757)      $ 12,184       $  6,427       $ 25,412       $ 23,555
  Interest     -- Continuing operations...........      2,068         16,850         18,918          6,795          6,046
               -- Discontinued operations.........         --          1,213          1,213             --             --
  Taxes        -- Continuing operations...........        977         12,161         13,138         15,908         16,555
               -- Discontinued operations.........         --           (370)          (370)            --             --
               -- Extraordinary items.............         --         (3,145)        (3,145)            --             --
  Depreciation and amortization
               -- Continuing operations...........      3,969          7,169         11,138         10,919          9,550
               -- Discontinued operations.........         --            318            318             --             --
                                                     --------       --------       --------       --------       --------
  EBITDA..........................................   $  1,257       $ 46,380       $ 47,637       $ 59,034       $ 55,706
                                                     ========       ========       ========       ========       ========
Reconciliation of EBITDA to Adjusted EBITDA(1):
  EBITDA..........................................   $  1,257       $ 46,380       $ 47,637       $ 59,034       $ 55,706
  Extraordinary items, pre-tax....................         --          7,579          7,579             --             --
  AmerCable's EBITDA..............................     (1,220)          (640)        (1,860)        (8,361)        (7,308)
  Loss on writedown of Amercord Inc...............         --             --             --          2,393             --
  Merger transaction costs........................      9,319             --          9,319             --             --
  Cost of sales adjustment........................         --          1,891          1,891             --             --
  Gain on sale of Ultracraft......................         --             --             --             --         (8,012)
                                                     --------       --------       --------       --------       --------
  Adjusted EBITDA.................................   $  9,356       $ 55,210       $ 64,566       $ 53,066       $ 40,386
                                                     ========       ========       ========       ========       ========

                                   TWO HUNDRED
                                FIFTY-SEVEN DAYS           ONE HUNDRED                  YEARS ENDED DECEMBER 31,
                                      ENDED             EIGHT DAYS ENDED      ---------------------------------------------
                                DECEMBER 31, 2002        APRIL 18, 2002               2001                    2000
                              ---------------------   ---------------------   ---------------------   ---------------------
                                         % OF TOTAL              % OF TOTAL              % OF TOTAL              % OF TOTAL
                               AMOUNT    NET SALES     AMOUNT    NET SALES     AMOUNT    NET SALES     AMOUNT    NET SALES
                              --------   ----------   --------   ----------   --------   ----------   --------   ----------
                                    SUCCESSOR              PREDECESSOR             PREDECESSOR             PREDECESSOR
                                                                 (DOLLARS IN THOUSANDS)
ALSIDE/CORPORATE:
Net sales...................  $449,324     100.0%     $161,959     100.0%     $524,528     100.0%     $434,845     100.0%
Gross profit................   132,247      29.4        47,102      29.1       156,626      29.9       131,704      30.3
Selling, general and
  administrative
  expenses(2)...............    86,097      19.2        41,080      25.4       112,771      21.5        99,375      22.9
                              --------     -----      --------     -----      --------     -----      --------     -----
Income from operations......  $ 46,150      10.3%     $  6,022       3.7%     $ 43,855       8.4%     $ 32,329       7.4%
                              ========     =====      ========     =====      ========     =====      ========     =====
Depreciation and
  amortization..............  $  7,169                $  3,334                $  9,211                $  8,057
Capital expenditures........  $  8,938                $  2,036                $ 11,663                $  8,217

                                                       ONE HUNDRED                  YEARS ENDED DECEMBER 31,
                                                    EIGHT DAYS ENDED      ---------------------------------------------
                                                     APRIL 18, 2002               2001                    2000
                                                  ---------------------   ---------------------   ---------------------
                                                             % OF TOTAL              % OF TOTAL              % OF TOTAL
                                                   AMOUNT    NET SALES     AMOUNT    NET SALES     AMOUNT    NET SALES
                                                  --------   ----------   --------   ----------   --------   ----------
                                                       PREDECESSOR             PREDECESSOR             PREDECESSOR
                                                                         (DOLLARS IN THOUSANDS)
AMERCABLE(3):
Net sales.......................................  $ 18,271     100.0%     $ 71,291     100.0%     $ 64,548     100.0%
Gross profit....................................     2,777      15.2        13,827      19.4        13,695      21.2
Selling, general and administrative expenses....     2,192      12.0         7,174      10.1         7,880      12.2
                                                  --------     -----      --------     -----      --------     -----
Income from operations..........................  $    585       3.2%     $  6,653       9.3%     $  5,815       9.0%
                                                  ========     =====      ========     =====      ========     =====
Depreciation and amortization...................  $    635                $  1,708                $  1,493
Capital expenditures............................  $  1,781                $  3,359                $  3,708

---------------

(1) See Item 6. Selected Financial Data for description of EBITDA and Adjusted EBITDA including the purpose and usefulness of these financial measures.

(2) Certain prior period amounts have been reclassified to conform with the current period presentation. Includes corporate expenses of $1.3 million for the 108 days ended April 18, 2002 and $5.0 million and $4.0 million for the years ended December 31, 2001 and 2000, respectively. The Company's corporate office was relocated from Texas to Ohio after the Merger Transaction.

(3) Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 (COMBINED SUCCESSOR AND PREDECESSOR RESULTS) COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Alside and Corporate

     Net sales increased 16.5% to $611.3 million for the year ended December 31, 2002 compared to $524.5 million for the same period in 2001 due to increased sales of vinyl windows and vinyl siding. Unit sales of vinyl windows and vinyl siding increased 38% and 6%, respectively, for the year ended December 31, 2002 compared to the same period in 2001. The increase in sales volume is the result of the Company's marketing investments and continued expansion of its nationwide distribution network of supply centers. The Company also believes that the increased sales volume can be attributed to consumers' demand for professional remodeling services including vinyl replacement windows and vinyl siding as a means to enhance home values during a time of historically low interest rates. While vinyl siding unit sales increased for the full year, unit sales of vinyl siding decreased 3% during the fourth quarter of 2002 compared to the same period in 2001. The decrease in unit sales of vinyl siding in the fourth quarter is primarily a result of the continuing macroeconomic uncertainties, which are impacting the entire vinyl siding industry. The Company believes the vinyl siding industry decreased 5% during the fourth quarter of 2002. Gross profit increased to $179.3 million, or 29.3% of net sales, for the year ended December 31, 2002 compared to $156.6 million, or 29.9% of net sales, for the same period in 2001. The decrease in gross profit margin percentage was a result of window sales, which have a lower gross margin percentage, comprising a larger proportion of total sales in 2002 compared to 2001. More recently, gross profit in the fourth quarter of 2002 was $43.7 million, or 27.5% of net sales. This compares to $43.5 million, or 30.1% of net sales, in the fourth quarter of 2001. In addition to being impacted by the mix of window sales versus siding sales, this decrease in gross margin percentage was due to increased resin costs and short-term manufacturing inefficiencies resulting from process and product changes implemented at the Company's vinyl siding manufacturing facilities in the fourth quarter. SG&A expense increased to $127.2 million, or 20.8% of net sales, for the year ended December 31, 2002 versus $112.8 million, or 21.5% of net sales, in the same period in 2001. SG&A expense increased as a result of seven new supply centers added during 2002, personnel added to support sales growth at existing supply centers, additional marketing investments to drive higher sales and increased commission expense resulting from the higher sales. Income from operations increased to $52.2 million, or 8.5% of net sales, for the year ended December 31, 2002 compared to $43.9 million, or 8.4% of net sales, for the same period in 2001.

 EBITDA and Adjusted EBITDA

     EBITDA for the year ended December 31, 2002 was $47.6 million compared to $59.0 million for the same period in 2001. EBITDA for the year ended December 31, 2002 includes $1.9 million of EBITDA relating to the Company's AmerCable division, Merger Transaction costs of $9.3 million, pre-tax extraordinary expenses of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the Merger Transaction. Adjusted EBITDA, excluding the amounts discussed above, was $64.6 million for the year ended December 31, 2002. EBITDA for the year ended December 31, 2001 includes EBITDA of $8.4 million relating to the Company's AmerCable division and a charge of $2.4 million for the write-down of the Company's investment in Amercord Inc. Adjusted EBITDA for the year ended December 31, 2001, excluding the amounts discussed above, was $53.1 million. Adjusted EBITDA increased $11.5 million or 21.7% for the year ended December 31, 2002 compared to the prior year. The increase in Adjusted EBITDA is primarily a result of the Company's increased sales volume.

 Successor and Predecessor Results

     The Successor had net sales and net income of $449.3 million and $12.2 million, respectively, for the period from April 19, 2002 to December 31, 2002. Interest expense during this period was $16.9 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility, an interim credit facility temporarily utilized for the Merger Transaction and amortization of deferred financing costs. As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The Successor's results include extraordinary items of $4.4 million, net of tax, for a portion of the premium paid to extinguish $74.0 million of the Successor's assumed 9 1/4% notes and financing fees related to an interim credit facility utilized for the Merger Transaction which was repaid shortly thereafter and a loss from discontinued operations of $0.5 million, net of tax, from the Company's AmerCable division.

     The Predecessor had net sales and a net loss of $180.2 million and $5.8 million for the period from January 1, 2002 to April 18, 2002. Interest expense was $2.1 million and consisted primarily of interest on the Company's then outstanding 9 1/4% notes for the time period from January 1, 2002 to April 18, 2002. The Predecessor's results include $9.3 million of transaction costs consisting of investment banking and legal fees in conjunction with the strategic review process and subsequent Merger Transaction. The Predecessor's results of operations for the year ended December 31, 2001 include the $2.4 million charge for the write-down of its investment in Amercord Inc. In addition to recording income taxes at an effective rate of 38.5%, the Predecessor's tax provision for 2002 includes an estimate for $7.3 million of Merger Transaction costs that the Company considers to be non-deductible for income tax purposes.

 YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000 -- PREDECESSOR

     The Company's net sales increased $96.4 million or 19.3% to $595.8 million for the year ended 2001 as compared to the 2000 period due primarily to strong sales at the Company's Alside division. Income from operations increased $12.4 million or 32.4% to $50.5 million for the 2001 period compared to $38.1 million for the 2000 period due primarily to higher operating profits at Alside. Net income increased 7.9% to $25.4 million in 2001 compared to $23.6 million in 2000. The 2001 results include the $2.4 million write-down of the Company's Amercord investment while the 2000 period results included the $8.0 million pre-tax gain on the sale of the Company's UltraCraft cabinet operations and an additional $1.1 million in income tax expense recorded due to an adjustment to a deferred tax asset. Excluding these items, the Company's net income was $26.9 million in 2001 and $19.7 million in 2000.

 Alside and Corporate

     Alside's net sales increased 20.6% to $524.5 million in 2001 compared to $434.8 million in the 2000 period due to higher sales volume of vinyl windows, vinyl siding and complementary building products, such as roofing, foam insulation, tools and other materials manufactured by third parties and sold through Alside's Supply Centers. Unit sales of vinyl windows increased 48% for the 2001 period compared to the 2000 period, exclusive of the operations of Alpine, which were acquired in October 2000. Vinyl window unit sales increased 84% including the Alpine operations. Unit sales of vinyl siding increased 11% for the 2001 period while the Company believes that the vinyl siding industry as a whole decreased slightly. Gross profit increased to $156.6 million in 2001 compared to $131.7 million in 2000, but decreased as a percentage of sales to 29.8% in 2001 from 30.3% in 2000 due to window sales comprising a larger proportion of total sales in 2001. This was partially offset by lower raw material costs and improved manufacturing efficiencies. Selling, general and administrative expense increased to $112.8 million, or 21.4% of net sales in 2001 compared to $99.4 million, or 22.9% of net sales in 2000. The increase was a result of the new supply centers added in 2001, personnel added to support sales growth at existing supply centers, a full year of expenses from the Alpine acquisition, higher incentive compensation, costs associated with obtaining a fairness opinion in connection with the repurchase of the Company's class B common stock and additional compensation expense recorded due to a modification of certain outstanding stock options. Income from operations increased 35.7% to $43.9 million as higher gross profits were partially offset by higher selling, general and administrative expenses.

 AmerCable

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

 Other

     Net interest expense increased $0.7 million or 12.4% in 2001 compared to 2000 due primarily to a decrease in the Company's investment income. The Company's average investment balance decreased during 2001 as compared to 2000 due to the Company's repurchase of 1.0 million shares of its Class B common stock at an aggregate cost of $19.5 million in April 2001. The overall decrease in interest rates during 2001 also contributed to lower investment income. The Company recorded interest income of $0.4 million in 2001 as compared to $1.1 million in 2000.

QUARTERLY FINANCIAL DATA

     Because most of the Company's building products are intended for exterior use, sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue and operating results than in any other period of the year. As a result, the Company has historically had small profits or losses in the first quarter and reduced profits in the fourth quarter of each calendar year.

     Quarterly sales and operating profit data for the Company in 2002 and 2001 are shown in the table below:

                                       THREE     EIGHTEEN                                    THREE
                                       MONTHS     DAYS      SEVENTY-THREE   THREE MONTHS    MONTHS
                                       ENDED      ENDED     DAYS ENDED        ENDED          ENDED
                                      MARCH 31   APRIL 18    JUNE 30        SEPTEMBER 30   DECEMBER 31
                                      --------   -------      --------        --------      --------
                                          PREDECESSOR                       SUCCESSOR
                                                               (IN THOUSANDS)
2002
Net sales -- Alside.................  $111,062   $50,897      $113,960        $176,673      $158,691
Net sales -- AmerCable..............    12,136     6,135            --              --            --
                                      --------   -------      --------        --------      --------
     Total net sales................   123,198    57,032       113,960         176,673       158,691
Gross profit........................    32,420    17,459        34,669          53,893        43,685
Income from operations..............     1,201     5,406        13,002          19,336        13,812
Income (loss) before extraordinary
  items.............................    (1,519)   (4,238)        4,172           7,799         4,647
Net income (loss)...................    (1,519)   (4,238)         (262)          7,799         4,647

                                                                 THREE MONTHS ENDED
                                                  ------------------------------------------------
                                                  MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  --------   --------   ------------   -----------
                                                                    PREDECESSOR
                                                                   (IN THOUSANDS)
2001
Net sales -- Alside.............................  $89,939    $139,206     $150,942      $144,441
Net sales -- AmerCable..........................   18,672      19,539       17,722        15,358
                                                  -------    --------     --------      --------
     Total net sales............................  108,611     158,745      168,664       159,799
Gross profit....................................   27,197      47,266       49,592        46,398
Income (loss) from operations...................     (930)     16,994       19,142        15,302
Net income (loss)...............................   (3,015)      9,311       10,714         8,402

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had cash and cash equivalents of $13.0 million and available borrowing capacity of approximately $37.4 million under the revolving portion of its credit facility. Outstanding letters of credit as of December 31, 2002, totaled $2.6 million securing various insurance letters of credit.

     For the 257 days ended December 31, 2002, cash provided by operations was $42.6 million, reflecting the improved results of the ongoing operations of the Company. This time period includes the majority of the second quarter and the entire third quarter, the periods during which the Company historically produces the strongest operating results due to the favorable weather conditions. Offsetting the favorable operations are the increased interest payments the Company has made under the new capital structure since the Merger Transaction.

     For the 108 days ended April 18, 2002 net cash used in operations was $18.3 million. Cash used in this period reflects an increase in inventory due to the new supply centers opened in 2002 and payments of certain customer incentives and employee commissions accrued during the previous year. In addition, cash used in this period includes merger transaction costs incurred by the Predecessor of $9.3 million. These were partially offset by the improved operating results of the ongoing operations of the Company. This time period primarily includes the first quarter, the period during which the Company historically produces lower operating results due to the unfavorable weather conditions. Cash flows from operations of the Predecessor include the working capital needs of AmerCable for the period from January 1, 2002 to April 18, 2002.

     Cash provided by operations was $44.0 million and $23.0 million in 2001 and 2000, respectively. Cash flows from operations increased $21.0 million in 2001 compared to 2000 due to higher operating profits and higher accounts payable and accrued liabilities, which were partially offset by higher accounts receivable. The increase in accounts payable was due to higher fourth quarter sales and the timing of vendor payments while the increase in accrued liabilities was due to higher commission and profit sharing accruals at the Company's Alside division. Sales for the fourth quarter of 2001 were 26% higher than the same period in 2000 resulting in an increase in accounts receivable for 2001 compared to the 2000 period. Inventory levels have not increased proportionately with sales due to improved inventory management and the significant increase in vinyl window sales, which have relatively small amounts of finished goods inventory due to the fact that the Company's window products are custom fabricated to the customer's specifications.

     For the 257 days ended December 31, 2002, capital expenditures of the Successor totaled $8.9 million. The combined capital expenditures of the Predecessor, excluding AmerCable, and the Successor totaled $11.0 million for the year ended December 31, 2002. This compares to capital expenditures of $11.7 million ($15.0 million less $3.3 million of AmerCable's capital expenditures) for the same period in 2001. For the 108 days ended April 18, 2002, capital expenditures of the Predecessor totaled $3.8 million, which includes AmerCable's capital expenditures of $1.8 million. Capital expenditures in the 2002 period were primarily for production equipment to enhance capacity and reduce costs.

     Capital expenditures totaled $15.0 million and $11.9 million in 2001 and 2000, respectively. Alside's 2001 expenditures were used primarily to increase window and fencing capacity and for a new company wide information system. Capital expenditures associated with the system implementation totaled $3.1 million in 2001. Expenditures at AmerCable were used to expand manufacturing capacity. Capital expenditures in 2000 were used primarily to increase extrusion capacity for window profiles, fencing and siding products, improve window efficiency and upgrade window information systems at Alside and increase capacity and processing efficiency at AmerCable.

     The Company believes that capital expenditures ranging from $8.0 million to $10.0 million represent a base level of spending needed to maintain its manufacturing facilities as well as provide for modest increases in capacity and further automation. Estimated capital expenditures for 2003 are $12.0 million. The budget includes expenditures to replace existing vinyl siding extrusion and handling equipment to increase capacity at our Ennis, Texas manufacturing location, expand the existing supply center network and to further implement the company wide information system.

     Cash flows from the Successor's investing activities also include the Merger Transaction for $379.5 million and net proceeds from the sale of AmerCable totaling $28.3 million.

     Cash flows from the Successor's financing activities include: (1) the issuance of $165 million of 9 3/4% notes due 2012, (2) $125 million from a new $165 million credit facility, (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand to finance the Merger Transaction of $379.5 million, tender offer of the 9 1/4% notes of $74.0 million and debt extinguishment costs of $7.6 million. The tender offer premium paid for the 9 1/4% notes was approximately $7.3 million, of which $4.9 million is included as an extraordinary item representing the portion of the premium in excess of the fair market value of the 9 1/4% notes. Upon completion of the Merger Transaction, the Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with an additional approximate $0.1 million of the 9 1/4% notes being tendered. Pursuant to the indenture governing the 9 1/4% notes, in March 2003 the Company redeemed all the remaining approximate $0.9 million of 9 1/4% notes. The remaining 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption. The Company permanently reduced borrowings under the term loan by $48.5 million using net proceeds from the sale of AmerCable of approximately $28.3 million and 2002 operating cash flows of approximately $20.2 million.

     The Company's 9 3/4% notes pay interest semi-annually. The Company's credit facility includes $76.5 million of outstanding term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007. The Company has one subsidiary, which is a wholly owned subsidiary having no assets, liabilities or operations. This subsidiary fully and unconditionally guarantees the 9 3/4% notes.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of December 31, 2002.

     The Company guaranteed $3.0 million of a secured note in connection with the sale of a portion of its ownership interest in Amercord. Ivaco, Inc., pursuant to the terms of the note, agreed to indemnify the Company for 50% of any loss under the guarantee. The guarantee was exercised by Amercord's lender and the Company has accrued approximately $1.3 million as of December 31, 2002 for its anticipated portion of the liability related to this guarantee. The Company retains a right to any collateral proceeds that secure the note; however, the Company believes that the value of such collateral is not sufficient to cover any significant portion of the Company's liability.

     Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flow from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company anticipates borrowing under the revolving loan portion of its credit facility. The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under its credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company and available under the credit facility will be sufficient for these purposes.

CONTRACTUAL OBLIGATIONS

     The Company has commitments for maturities of long-term debt and future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company's scheduled maturities of long-term debt and obligations for future minimum lease payments under non-cancelable operating leases at December 31, 2002 and the effect such items are expected to have on the Company's liquidity and cash flow in future periods (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                                LESS THAN      2-3         4-5       AFTER
                                      TOTAL      1 YEAR       YEARS       YEARS     5 YEARS
                                     --------   ---------   ---------   ---------   --------
Long-Term Debt.....................  $242,408         --          --         --     $242,408
Operating Leases...................  $ 49,401    $14,825     $20,831     $9,310     $  4,435

RELATED PARTY TRANSACTIONS

     The Company entered into a management agreement with Harvest Partners, Inc. Under the management agreement, Harvest Partners received a one-time fee of $5.0 million in connection with structuring and implementing the acquisition of the Company. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance. The fee will be adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. In 2002, the Company incurred approximately $0.6 million of management fees paid to Harvest Partners for the period from the acquisition date to December 31, 2002. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable management and Wingate Partners III, L.P., for net proceeds of approximately $28.3 million in cash and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date. Robert F. Hogan, Jr., president and chief executive officer of the AmerCable division and vice president of the Company prior to the sale, is the president, chief executive officer and chairman of the board of AmerCable Incorporated.

RETIREMENT PLANS

     Defined benefit pension plans are subject to additional minimum pension liability requirements under Statement of Financial Accounting Standards ("SFAS") No. 87 -- "Employers' Accounting for Pensions". At December 31, 2002 the Company recorded an additional minimum pension liability totaling approximately $4.3 million, net of tax, for its defined benefit pension plans. The additional minimum pension liability was recorded as a charge to stockholder's equity as a component of accumulated other comprehensive income.

EFFECTS OF INFLATION

     The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw material, vinyl resin, has been subject to rapid price changes. Through price increases, the Company has historically been able to pass on significant resin cost increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin cost increases and price increases in the Company's products. However, over longer periods of time, the impact of the cost increases in vinyl resin has historically not been material. Resin prices significantly increased throughout 2002. For the year ended December 31, 2002, the Company was able to substantially offset the impact of the resin cost increase with price increases to its customers. The Company presently expects vinyl resin prices to increase in 2003. While the Company expects that any future significant resin cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases.

FINANCIAL ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 -- "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified as a component of income before income taxes. The Successor recorded extraordinary items of $4.4 million, net of tax, related to debt extinguishment. The Company is required to adopt the provisions of this standard in its fiscal year beginning on January 1, 2003 and will make the required reclassifications during 2003.

     In July 2002, the FASB issued SFAS No. 146 -- "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS No. 146 require companies to recognize costs associated with exit or disposal activities as they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement replaces guidance previously provided by Emerging Issues Task Force Number 94-3 - "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt the provisions of this standard in its fiscal year beginning on January 1, 2003. The Company believes the adoption of this standard will not impact the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The provisions of Interpretation No. 45 requires certain guarantees to be recorded at fair value and increases the disclosure requirements related to guarantees. The Company is required to adopt the accounting provisions of this interpretation in its fiscal year beginning on January 1, 2003. The Company believes the adoption of this interpretation will not have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148 -- "Accounting for Stock-Based Compensation -- Transition and Disclosure." The provisions of SFAS No. 148 amend SFAS No. 123 -- "Accounting for Stock-Based Compensation" by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS No. 148.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     General. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes and pensions and benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

     Revenue Recognition. The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its Company owned supply centers. Direct sales revenue is recognized when the Company's manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor's job site. A substantial portion of the Company's sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company's customers. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

     Bad Debt. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. The Company values its inventories at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Goodwill and Other Intangible Assets. The Company has accounted for the Merger Transaction using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets has been recorded as goodwill. These allocations have been made based upon valuations and other studies.

     Under the provisions of SFAS No. 142 -- "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives must be reviewed annually for impairment using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. Given the significant amount of goodwill and other intangible assets as a result of the merger, any future impairment of the goodwill and other intangible assets could have an adverse effect on the Company's results of operations and financial position. Although management does not anticipate any significant impairment of these assets, the extent of any such future impairment cannot be predicted at this time and is dependent on future operating results.

     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109 -- "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.

     Pension. The Company's pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions.

CERTAIN FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company's prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate," "anticipate," "believe," "predict," "potential" or "continue" or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

     - changes in home building industry, economic, interest rates and other conditions;

     - changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

     - changes in raw material costs and availability;

     - changes in national and regional trends in new housing starts;

     - changes in weather conditions;

     - the Company's ability to comply with certain financial covenants in the loan documents;

     - increases in competition from other manufacturers of vinyl building products as well as alternative building products;

     - increases in the Company's indebtedness;

     - increases in costs of environmental compliance; and

     - the other factors discussed under the heading "Risk Factors" and elsewhere in this report.

     All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements included in this report. These forward-looking statements speak only as of the date of this report. The Company does not intend to update these statements unless the securities laws require it to do so.

WEB SITE ADDRESS

     As a matter of Company policy, the Company makes available its quarterly and annual financial reports filed with the Securities and Exchange Commission on its web site. The filings are available, free of charge, at www.associatedmaterials.com.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company has outstanding borrowings under the term loan of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At December 31, 2002, the Company had borrowings of $76.5 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the year ended December 31, 2002 by approximately $0.1 million.

     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company's 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company's overall credit rating, which could be impacted by changes in the Company's future operating results.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At December 31, 2002 the Company had no currency hedges in place.

COMMODITY PRICE RISK

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Inflation" for a discussion of the market risk related to the Company's principal raw material, vinyl resin.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ASSOCIATED MATERIALS INCORPORATED

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Auditors..............................   30
Balance Sheets as of December 31, 2002 -- Successor and
  December 31, 2001 -- Predecessor..........................   31
Statements of Operations....................................   32
  Two hundred fifty-seven days ended December 31,
     2002 -- Successor
  One hundred eight days ended April 18, 2002 -- Predecessor
  Years ended December 31, 2001 and 2000 -- Predecessor
Statements of Stockholders' Equity and Comprehensive
  Income....................................................  33-34
  Two hundred fifty-seven days ended December 31,
     2002 -- Successor
  One hundred eight days ended April 18, 2002 -- Predecessor
  Years ended December 31, 2001 and 2000 -- Predecessor
Statements of Cash Flows....................................   35
  Two hundred fifty-seven days ended December 31,
     2002 -- Successor
  One hundred eight days ended April 18, 2002 -- Predecessor
  Years ended December 31, 2001 and 2000 -- Predecessor
Notes to Financial Statements...............................   36

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Associated Materials Incorporated

     We have audited the accompanying balance sheets of Associated Materials Incorporated as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the two hundred fifty-seven day period ended December 31, 2002, the one hundred eight day period ended April 18, 2002 and each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Materials Incorporated at December 31, 2002 and 2001, and the results of its operations and its cash flows for the two hundred fifty-seven day period ended December 31, 2002, the one hundred eight day period ended April 18, 2002 and each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 14, 2003

                       ASSOCIATED MATERIALS INCORPORATED

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                               SUCCESSOR     PREDECESSOR
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 13,022       $ 28,869
  Accounts receivable, net of allowance for doubtful
     accounts of $5,552 and $5,117 at December 31, 2002 and
     2001, respectively.....................................      67,861         65,784
  Inventories...............................................      60,369         74,574
  Income taxes receivable...................................       4,675             --
  Deferred income taxes.....................................       3,653          4,353
  Other current assets......................................       4,604          3,394
                                                                --------       --------
Total current assets........................................     154,184        176,974
Property, plant and equipment, net..........................      99,113         77,733
Goodwill....................................................     197,461             --
Trademarks and trade names, net.............................      97,504             --
Patents, net................................................       6,186             --
Other assets................................................      11,089          3,953
                                                                --------       --------
Total assets................................................    $565,537       $258,660
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 31,319       $ 29,579
  Accrued liabilities.......................................      34,319         35,265
  Income taxes payable......................................          --          1,498
                                                                --------       --------
Total current liabilities...................................      65,638         66,342
Deferred income taxes.......................................      58,976          9,444
Other liabilities...........................................      20,746          5,199
Long-term debt..............................................     242,408         75,000
Commitments and Contingencies
Stockholders' equity:
  Predecessor --
     Preferred stock, $0.01 par value:
       Authorized shares -- 100,000 shares at December 31,
        2001
       Issued shares -- 0 at December 31, 2001..............          --             --
     Common stock, $0.0025 par value:
       Authorized shares -- 15,000,000 at December 31, 2001
       Issued shares -- 7,842,003 at December 31, 2001......          --             19
     Common stock Class B, $0.0025 par value:
       Authorized and issued shares -- 0 at December 31,
        2001................................................          --             --
     Less: Treasury stock, at cost -- 1,078,476 shares at
      December 31, 2001.....................................          --        (14,476)
     Capital in excess of par...............................          --         17,124
     Retained earnings......................................          --        100,008
  Successor --
     Common stock, $0.01 par value:
       Authorized shares -- 1,000 at December 31, 2002
       Issued shares -- 100 at December 31, 2002............          --             --
     Capital in excess of par...............................     169,932             --
     Accumulated other comprehensive loss...................      (4,347)            --
     Retained earnings......................................      12,184             --
                                                                --------       --------
Total stockholders' equity..................................     177,769        102,675
                                                                --------       --------
Total liabilities and stockholders' equity..................    $565,537       $258,660
                                                                ========       ========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                            STATEMENTS OF OPERATIONS

                                        TWO HUNDRED FIFTY-   ONE HUNDRED EIGHT       YEAR ENDED
                                         SEVEN DAYS ENDED       DAYS ENDED          DECEMBER 31,
                                           DECEMBER 31,          APRIL 18,       -------------------
                                               2002                2002            2001       2000
                                        ------------------   -----------------   --------   --------
                                            SUCCESSOR                      PREDECESSOR
                                                               (IN THOUSANDS)
Net sales.............................       $449,324            $180,230        $595,819   $499,393
Cost of sales.........................        317,077             130,351         425,366    353,994
                                             --------            --------        --------   --------
Gross profit..........................        132,247              49,879         170,453    145,399
Selling, general and administrative
  expenses............................         86,097              43,272         119,945    107,255
                                             --------            --------        --------   --------
Income from operations................         46,150               6,607          50,508     38,144
Interest expense, net.................         16,850               2,068           6,795      6,046
                                             --------            --------        --------   --------
                                               29,300               4,539          43,713     32,098
Merger transaction costs..............             --               9,319              --         --
Gain on the sale of UltraCraft........             --                  --              --      8,012
Write-down of investment in Amercord
  Inc. ...............................             --                  --           2,393         --
                                             --------            --------        --------   --------
Income (loss) before income taxes.....         29,300              (4,780)         41,320     40,110
Income tax expense....................         12,161                 977          15,908     16,555
                                             --------            --------        --------   --------
Income (loss) from continuing
  operations before extraordinary
  items...............................         17,139              (5,757)         25,412     23,555
Loss from discontinued operations,
  net.................................           (521)                 --              --         --
Extraordinary items, net..............         (4,434)                 --              --         --
                                             --------            --------        --------   --------
Net income (loss).....................       $ 12,184            $ (5,757)       $ 25,412   $ 23,555
                                             ========            ========        ========   ========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                  CLASS B
                             COMMON STOCK      COMMON STOCK      TREASURY STOCK     CAPITAL IN                  TOTAL
                            ---------------   ---------------   -----------------     EXCESS     RETAINED   STOCKHOLDERS'
PREDECESSOR                 SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT      OF PAR     EARNINGS      EQUITY
-----------                 ------   ------   ------   ------   ------   --------   ----------   --------   -------------
                                                                   (IN THOUSANDS)
Balance at December 31,
  1999....................   7,025    $ 17     1,550   $   4       555   $ (6,626)   $13,154     $ 72,777     $  79,326
  Net income and total
    comprehensive
    income................      --      --        --      --        --         --         --       23,555        23,555
  Cash dividends ($0.10
    per share)............      --      --        --      --        --         --         --         (801)         (801)
  Exercise of common stock
    options and related
    tax benefits..........      73      --        --      --        --         --        860           --           860
  Purchase of treasury
    shares................      --      --        --      --       400     (5,799)        --           --        (5,799)
  Common stock issued
    under Employee Stock
    Purchase Plan.........      66       1        --      --        --         --        848           --           849
                            ------    ----    ------   -----    ------   --------    -------     --------     ---------
Balance at December 31,
  2000....................   7,164      18     1,550       4       955    (12,425)    14,862       95,531        97,990
  Net income and total
    comprehensive
    income................      --      --        --      --        --         --         --       25,412        25,412
  Cash dividends ($0.20
    per share)............      --      --        --      --        --         --         --       (1,438)       (1,438)
  Exercise of common stock
    options and related
    tax benefits..........      67      --        --      --        --         --      1,387           --         1,387
  Purchase of treasury
    shares................      --      --        --      --       123     (2,051)        --           --        (2,051)
  Common stock issued
    under Employee Stock
    Purchase Plan.........      61      --        --      --        --         --        875           --           875
  Retirement of Class B
    common stock..........      --      --    (1,000)     (3)       --         --         --      (19,497)      (19,500)
  Conversion of Class B
    common stock to common
    stock.................     550       1      (550)     (1)       --         --         --           --            --
                            ------    ----    ------   -----    ------   --------    -------     --------     ---------
Balance at December 31,
  2001....................   7,842      19        --      --     1,078    (14,476)    17,124      100,008       102,675
  Net income and total
    comprehensive
    income................      --      --        --      --        --         --         --       (5,757)       (5,757)
  Exercise of common stock
    options and related
    tax benefits..........     404       1        --      --        --         --     10,325           --        10,326
  Merger transaction with
    AMI Holdings..........  (8,246)    (20)       --      --    (1,078)    14,476    (27,449)     (94,251)     (107,244)
                            ------    ----    ------   -----    ------   --------    -------     --------     ---------
Balance at April 18,
  2002....................      --    $ --        --   $  --        --   $     --    $    --     $     --     $      --
                            ======    ====    ======   =====    ======   ========    =======     ========     =========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME -- (CONTINUED)

                                                                          ACCUMULATED
                                COMMON STOCK     CAPITAL IN                  OTHER           TOTAL
                               ---------------     EXCESS     RETAINED   COMPREHENSIVE   STOCKHOLDER'S   COMPREHENSIVE
SUCCESSOR                      SHARES   AMOUNT     OF PAR     EARNINGS       LOSS           EQUITY          INCOME
---------                      ------   ------   ----------   --------   -------------   -------------   -------------
Equity contribution by AMI
    Holdings.................     --    $  --     $169,932    $    --       $    --        $169,932         $    --
  Net income.................     --       --           --     12,184            --          12,184          12,184
  Minimum pension liability
    adjustment...............     --       --           --         --        (4,347)         (4,347)         (4,347)
                                ----    ------    --------    -------       -------        --------         -------
Balance at December 31,
  2002.......................     --    $  --     $169,932    $12,184       $(4,347)       $177,769         $ 7,837
                                ====    ======    ========    =======       =======        ========         =======

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                                         TWO HUNDRED FIFTY-   ONE HUNDRED EIGHT       YEAR ENDED
                                                          SEVEN DAYS ENDED       DAYS ENDED          DECEMBER 31,
                                                            DECEMBER 31,          APRIL 18,       -------------------
                                                                2002                2002            2001       2000
                                                         ------------------   -----------------   --------   --------
                                                             SUCCESSOR                      PREDECESSOR
                                                         ------------------   ---------------------------------------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss) from continuing operations...........      $  17,139            $ (5,757)       $ 25,412   $ 23,555
Adjustments to reconcile net income (loss) from
  continuing operations to net cash provided by (used
  in) operating activities:
  Depreciation and amortization........................          7,169               3,969          10,919      9,550
  Deferred income taxes................................          1,738                 783           1,164      1,691
  Provision for losses on accounts receivable..........          1,240                 649           1,468      2,884
  Write-down of investment in Amercord Inc.............             --                  --           2,393         --
  Loss on sale of assets...............................             (3)                 38              43        558
  Gain on the sale of UltraCraft.......................             --                  --              --     (8,012)
  Tax benefit from stock option exercises..............             --                 113             411         92
  Cost of sales expense related to an inventory fair
    value purchase accounting adjustment...............          1,891                  --              --         --
  Amortization of deferred financing costs.............          1,565                  --              --         --
  Changes in operating assets and liabilities:
    Accounts receivable................................         (6,028)             (6,895)        (16,022)    (3,492)
    Inventories........................................          1,712              (5,170)           (145)    (5,180)
    Other current assets...............................           (574)               (739)            818       (677)
    Accounts payable...................................          3,220               3,816          10,306      1,882
    Accrued liabilities................................          5,575              (8,142)          5,847      2,556
    Income taxes receivable/payable....................          7,709              (1,399)          1,951       (227)
    Other assets.......................................             41                (442)           (242)    (1,804)
    Other liabilities..................................            183                 918            (334)      (408)
                                                             ---------            --------        --------   --------
Net cash provided by (used in) operating activities....         42,577             (18,258)         43,989     22,968
INVESTING ACTIVITIES
Additions to property, plant and equipment.............         (8,938)             (3,817)        (15,022)   (11,925)
Proceeds from sale of assets...........................            110                 220             142         86
Acquisition of predecessor's equity....................       (379,488)                 --              --         --
Purchase of Alpine Industries, Inc. assets.............             --                  --              --     (7,565)
Proceeds from sale of AmerCable........................         28,332                  --              --         --
Proceeds from the sale of UltraCraft...................             --                  --              --     18,885
(Purchase)/sale of short-term investment...............             --                  --           5,019     (5,019)
                                                             ---------            --------        --------   --------
Net cash used in investing activities..................       (359,984)             (3,597)         (9,861)    (5,538)
FINANCING ACTIVITIES
Equity contribution from Holdings......................        164,807                  --              --         --
Proceeds from issuance of 9 3/4% Senior Subordinated
  Notes................................................        165,000                  --              --         --
Proceeds from borrowings under term loan...............        125,000                  --              --         --
Repayments of term loan................................        (48,500)                 --              --         --
Net proceeds from issuance of common stock.............            100                  --             875        849
Repayment of 9 1/4% Senior Subordinated Notes..........        (74,092)                 --              --         --
Debt extinguishments costs.............................         (7,579)                 --              --         --
Repurchase of Class B common stock.....................             --                  --         (19,500)        --
Options exercised......................................             --                  94             976        768
Dividends paid.........................................             --                (339)         (1,438)      (801)
Treasury stock acquired................................             --                  --          (2,051)    (5,799)
                                                             ---------            --------        --------   --------
Net cash provided by (used in) financing activities....        324,736                (245)        (21,138)    (4,983)
                                                             ---------            --------        --------   --------
Net increase (decrease) in cash from continuing
  operations...........................................          7,329             (22,100)         12,990     12,447
Net cash used in discontinued operations...............         (1,076)                 --              --         --
                                                             ---------            --------        --------   --------
Cash at beginning of period............................          6,769              28,869          15,879      3,432
                                                             ---------            --------        --------   --------
Cash at end of period..................................      $  13,022            $  6,769        $ 28,869   $ 15,879
                                                             =========            ========        ========   ========
Supplemental Information:
    Cash paid for interest.............................      $  12,226            $  4,479        $  7,176   $  7,177
                                                             =========            ========        ========   ========
    Cash paid for income taxes.........................      $   1,532            $  2,254        $ 12,633   $ 15,292
                                                             =========            ========        ========   ========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Associated Materials Incorporated (the "Company") was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and nationwide distributor of exterior residential building products through its Alside division ("Alside"). The Company's core products are vinyl siding and vinyl windows.

  BASIS OF PRESENTATION

     The Company's results of operations prior to the date of the Merger Transaction (see Note 2) are presented as the results of the Predecessor. The results of operations, including the Merger Transaction and results thereafter, are presented as the results of the Successor and include 257 days from April 19, 2002 to December 31, 2002. The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. In addition, as discussed in Note 2, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  REVENUE RECOGNITION

     The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its Company owned supply centers. Direct sales revenue is recognized when the Company's manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor's job site. A substantial portion of the Company's sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company's customers. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

                       ASSOCIATED MATERIALS INCORPORATED

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The cost of maintenance and repairs of property, plant and equipment is charged to operations in the period incurred. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which are as follows:

Building and improvements...................................  7 to 30 years
Computer equipment..........................................  3 years
Machinery and equipment.....................................  3 to 15 years

  LONG-LIVED ASSETS WITH DEPRECIABLE OR AMORTIZABLE LIVES

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Depreciation on assets held for sale is discontinued and such assets are reported at the lower of the carrying amount or fair value less costs to sell.

  GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES

     The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or circumstances change that would impact the value of these assets. The impairment test is conducted using a fair-value based approach. As the Company did not record any goodwill and other indefinite lived intangible assets until the Merger Transaction in the second quarter, an impairment test was not conducted in 2002 in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 -- "Goodwill and Other Intangible Assets."

  PENSIONS

     The Company's pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions.

  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No.
109 -- "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.

  STOCK PLANS

     The Company measures stock-based compensation using the intrinsic value in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under SFAS No. 123 -- "Accounting for Stock Based Compensation." Pro

                       ASSOCIATED MATERIALS INCORPORATED
forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. The pro forma effect on net income for the years ended December 31 would have been (in thousands):

                                                257 DAYS     108 DAYS       YEAR ENDED
                                                 ENDED         ENDED       DECEMBER 31,
                                              DECEMBER 31,   APRIL 18,   -----------------
                                                  2002         2002       2001      2002
                                              ------------   ---------   -------   -------
                                               SUCCESSOR                    PREDECESSOR
Net income as reported......................    $12,184       $(5,757)   $25,412   $23,555
Pro forma stock based employee compensation
  cost, net of tax..........................       (212)          (65)      (344)     (977)
                                                -------       -------    -------   -------
Pro forma net income........................    $11,972       $(5,822)   $25,068   $22,578
                                                =======       =======    =======   =======

  MARKETING AND ADVERTISING

     The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $7.2 million for the 257 days ended December 31, 2002, $3.8 million for the 108 days ended April 18, 2002, $9.9 million in 2001 and $9.2 million in 2000.

  INTEREST INCOME

     Interest income was approximately $0.1 million for the 257 days ended December 31, 2002, $0.1 million for the 108 days ended April 18, 2002, $0.4 million in 2001 and $1.1 million in 2000 and is included in interest expense, net.

  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, -- "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented be reclassified as a component of income before income taxes. The Successor recorded extraordinary items of $4.4 million, net of tax, related to debt extinguishment. The Company is required to adopt the provisions of this standard in its fiscal year beginning on January 1, 2003 and will make the required reclassifications during 2003.

     In July 2002, the FASB issued SFAS No. 146 -- "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS No. 146 require companies to recognize costs associated with exit or disposal activities as they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement replaces guidance previously provided by Emerging Issues Task Force Number 94-3 -- "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt the provisions of this standard in its fiscal year beginning on January 1, 2003. The adoption of this standard will not have a material impact on the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The provisions of Interpretation No. 45 requires certain guarantees to be recorded at fair value and increases the disclosure

                       ASSOCIATED MATERIALS INCORPORATED
requirements related to guarantees. The Company is required to adopt the accounting provisions of this interpretation in its fiscal year beginning on January 1, 2003. The adoption of this interpretation will not have a material effect on the Company's financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS no. 148 -- "Accounting for Stock-Based Compensation -- Transition and Disclosure." The provisions of SFAS No. 148 amend SFAS No. 123 -- "Accounting for Stock-Based Compensation" by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS No. 148.

2.  ACQUISITIONS AND DIVESTITURES

     On March 16, 2002, the Company entered into a merger agreement ("Merger Agreement") with Associated Materials Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Simon Acquisition Corp. The Merger Agreement provided for the acquisition of all shares of the Company's then outstanding common stock through a cash tender offer for $50.00 per share. The Merger Agreement also required that the Company commence a tender offer to purchase all of its then outstanding 9 1/4% senior subordinated notes due March 1, 2008 ("9 1/4% notes").

     On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings (which is controlled by affiliates of Harvest Partners, Inc.). The completion of the aforementioned transactions constitute the merger transaction ("Merger Transaction"). Following the completion of the Merger Transaction, the Company's then outstanding shares of common stock were delisted from NASDAQ.

     The merger has been accounted for using the purchase method of accounting. The total purchase consideration of $379.5 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values at the date of acquisition based on valuation estimates and certain assumptions. The allocation of purchase price has resulted in $197.5 million in goodwill and $105.5 million in other intangibles, including $6.8 million of patents with estimated useful lives of 10 years and $98.7 million assigned to trademarks of which $24.0 million have remaining useful lives of 15 years and $74.7 million have indefinite lives (See Note 4). The allocation of purchase price is reflected in the December 31, 2002 balance sheet. The purchase consideration of $379.5 million, tender offer of the $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% senior subordinated notes due 2012
("9 3/4% notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

     In connection with the merger, the Predecessor incurred merger related costs, including legal and investment banking fees, which have been classified as Merger Transaction costs in the Predecessor's accompanying statements of operations.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly formed entity controlled by Wingate Partners III, L.P. and members of AmerCable's management for net proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement. The Company used the net proceeds to repay a portion of its credit facility. No gain or loss on the sale of AmerCable was recorded in the statements of operations, as the fair value assigned to AmerCable's net assets acquired in the Merger Transaction approximated the net proceeds

                       ASSOCIATED MATERIALS INCORPORATED
received from the subsequent sale of AmerCable. Operating results of discontinued operations for the period from April 19, 2002 to June 24, 2002 were as follows (in thousands):

                                                               257 DAYS ENDED
                                                              DECEMBER 31, 2002
                                                              -----------------
Net sales...................................................       $8,197
Income from operations......................................          322
Interest allocated to discontinued operations...............        1,213
Net loss from discontinued operations.......................       $ (521)

     Interest allocated to discontinued operations includes the interest on $28.3 million of borrowings under the term loan for the period from April 19, 2002 to June 24, 2002 plus interest expense related to the accelerated amortization of deferred financing fees of the Company's credit facility related to the proceeds from the sale of AmerCable used to reduce the term loan.

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

3.  RELATED PARTIES

     The Company entered into a management agreement with Harvest Partners, Inc. Under the management agreement, Harvest Partners received a one-time fee of $5.0 million in connection with structuring and implementing the acquisition of the Company. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners, Inc. receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance, beginning on the date of execution of this agreement. The fee will be adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. In 2002, the Company incurred approximately $0.6 million of management fees paid to Harvest Partners for the period from the acquisition date to December 31, 2002, which are included in selling, general and administrative expenses in the statement of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     As discussed in Note 2, the Company sold its AmerCable division to a newly-formed entity that is controlled in part by former members of the Company's management.

4.  GOODWILL, TRADEMARKS, TRADE NAMES AND PATENTS

     Goodwill of $197.5 million consists of the purchase price for the Merger Transaction in excess of the fair value of the tangible and intangible net assets acquired. The Company's trademarks and trade names total $98.7 million and patents total approximately $6.8 million. The Company has determined that one trademark and the Alside trade name totaling $74.7 million have an indefinite useful life. The remaining $24.0 million of trademarks are being amortized on a straight-line basis over their estimated remaining useful lives of 15 years.

                       ASSOCIATED MATERIALS INCORPORATED

Patents are being amortized on a straight-line basis over their estimated remaining useful lives of 10 years. Accumulated amortization and amortization expense related to trademarks and patents were approximately $1.2 and $0.6 million, respectively as of and for the 257 days ended December 31, 2002. Estimated annual amortization expense for trademarks and patents combined is approximately $2.3 million.

5.  PRO FORMA INFORMATION

     The following pro forma information for the years ended December 31, 2002 and 2001 was prepared as if the Merger Transaction and sale of AmerCable occurred as of the beginning of each period presented. On a pro forma basis, the Company would have reported (in thousands):

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Net sales...................................................    $611,283       $524,528
Income before extraordinary items...........................    $ 16,345       $  8,929
Net income..................................................    $ 11,911       $  8,929

     The pro forma information is not necessarily indicative of the results that would have occurred had the Merger Transaction and sale of AmerCable occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma results of operations for all periods presented include a $1.9 million expense related to an inventory fair value adjustment recorded at the time of the Merger Transaction. In addition, the pro forma results of operations for the year ended December 31, 2001 includes a $2.4 million loss on the writedown of Amercord Inc.

6.  INVESTMENT IN AMERCORD

     The Company owns a 9.9% interest in Amercord Inc. ("Amercord"), which manufactured and marketed steel cord and bead wire to the tire manufacturing industry. During 2001, Amercord ceased operations, and the Company wrote-off its remaining $2.4 million investment.

     The Company guaranteed $3.0 million of a secured note in connection with the sale of a portion of the ownership interest in Amercord. Ivaco, Inc., pursuant to the terms of the note, agreed to indemnify the Company for 50% of any loss under the guarantee. The guarantee was exercised by Amercord's lender and the Company has accrued approximately $1.3 million as of December 31, 2002 for its anticipated portion of the liability related to this guarantee. The Company retains a right to any collateral proceeds that secure the note; however, the Company has determined that the value of such collateral is not sufficient to cover any significant portion of the Company's liability.

                       ASSOCIATED MATERIALS INCORPORATED

7.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts on accounts receivable for the years ended December 31 consist of (in thousands):

                                                  257 DAYS     108 DAYS      YEAR ENDED
                                                   ENDED         ENDED      DECEMBER 31,
                                                DECEMBER 31,   APRIL 18,   ---------------
                                                    2002         2002       2001     2000
                                                ------------   ---------   ------   ------
                                                 SUCCESSOR             PREDECESSOR
Balance at beginning of period................     $5,486       $5,117     $6,168   $4,864
Provision for losses..........................      1,240          649      1,468    2,884
Losses sustained (net of recoveries)..........       (653)        (280)    (2,519)  (1,358)
Allowance for AmerCable receivables sold......       (521)          --         --       --
Allowance for UltraCraft receivables sold.....         --           --         --     (222)
                                                   ------       ------     ------   ------
Balance at end of period......................     $5,552       $5,486     $5,117   $6,168
                                                   ======       ======     ======   ======

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

8.  INVENTORIES

     Inventories at December 31 consist of (in thousands):

                                                                2002         2001
                                                              SUCCESSOR   PREDECESSOR
                                                              ---------   -----------
Raw materials...............................................   $13,545      $21,102
Work-in-progress............................................     3,928        4,597
Finished goods and purchased stock..........................    42,896       48,875
                                                               -------      -------
                                                               $60,369      $74,574
                                                               =======      =======

9.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consist of (in thousands):

                                                                2002        2001
                                                              SUCCESSOR   PREDECESSOR
                                                              --------     --------
Land........................................................  $  1,550     $  1,878
Buildings...................................................    29,817       30,231
Construction in process.....................................     2,451        2,970
Machinery and equipment.....................................    70,672      119,151
                                                              --------     --------
                                                               104,490      154,230
Less accumulated depreciation...............................     5,377       76,497
                                                              --------     --------
                                                              $ 99,113     $ 77,733
                                                              ========     ========

     Depreciation expense was approximately $5.4 million for the 257 days ended December 31, 2002, $3.9 million for the 108 days ended April 18, 2002, $10.6 million in 2001 and $9.3 million in 2000.

                       ASSOCIATED MATERIALS INCORPORATED

10.  ACCRUED AND OTHER LIABILITIES

     Accrued liabilities at December 31 consist of (in thousands):

                                                                2002        2001
                                                              SUCCESSOR   PREDECESSOR
                                                               -------      -------
Employee compensation.......................................   $11,394      $15,648
Sales promotions and incentives.............................     8,597        8,929
Employee benefits...........................................     4,592        3,656
Interest....................................................     3,435        2,322
Taxes other than income.....................................     2,559        2,610
Other.......................................................     3,742        2,100
                                                               -------      -------
                                                               $34,319      $35,265
                                                               =======      =======

     Other liabilities of approximately $20.7 million and $5.2 million at December 31, 2002 and 2001, respectively, consist primarily of accruals for pension liabilities and retiree medical benefits.

11.  LONG-TERM DEBT

     Long-term debt at December 31 consists of (in thousands):

                                                                2002        2001
                                                              SUCCESSOR   PREDECESSOR
                                                              --------      -------
9 3/4% notes................................................  $165,000
Term loan under credit facility.............................    76,500
9 1/4% notes................................................       908      $75,000
                                                              --------      -------
                                                              $242,408      $75,000
                                                              ========      =======

     In connection with the Merger Transaction, on April 23, 2002 the Company issued $165 million of 9 3/4% notes due in 2012 that pay interest semi-annually on April 15 and October 15. The 9 3/4% notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness and senior in right of payment to any current or future subordinated indebtedness of the Company. The Company has one subsidiary, which is a wholly owned subsidiary having no assets, liabilities or operations, that fully and unconditionally guarantees the Company's 9 3/4% notes.

     In conjunction with the merger, the Company entered into a new $165 million credit facility, which included $125 million of term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007. The credit facility is secured by a pledge of the capital stock of the Company and a perfected lien and security interest in all of the tangible and intangible assets of the Company. The term loan has been permanently reduced by $48.5 million, which resulted in approximately $1.4 million of accelerated amortization of deferred financing costs. At December 31, 2002, the Company had available borrowing capacity of approximately $37.4 million under the revolving portion of its credit facility. The facility requires the Company to pay a commitment fee of 0.5% per annum on any unused amounts under the revolving portion of the facility. Outstanding letters of credit at December 31, 2002 totaled approximately $2.6 million securing various insurance letters of credit.

     None of the Company's long-term debt matures within five years; however, on an annual basis the Company is required to make principal payments on the term loan under its credit facility based on a

                       ASSOCIATED MATERIALS INCORPORATED
percentage of excess cash flows as defined in the credit facility. The payments under the term loan in 2002 were sufficient such that no additional principal payments were required under the excess cash flow provision.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of December 31, 2002.

     In connection with the Merger Transaction, on April 19, 2002 the Company completed a cash tender offer for approximately $74.0 million of the Company's
9 1/4% notes. The tender offer premium paid for the 9 1/4% notes was approximately $7.3 million, of which $4.9 million is included as an extraordinary item representing the portion of the premium in excess of the fair market value of the 9 1/4% notes. The Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with approximately $0.1 million of 9 1/4% notes being tendered. The remaining 9 1/4% notes mature in 2008.

     The weighted average interest rate for borrowings under the credit facility was 5.9% for the 257 days ended December 31, 2002 and 5.9% for the former credit facility for the year ended December 31, 2001. For the 108 days ended April 18, 2002, there were no borrowings under the former credit facility.

     The fair value of the 9 3/4% notes at December 31, 2002 was $173.3 million based upon quoted market prices.

12.  COMMITMENTS

     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2003........................................................  $14,825
2004........................................................   12,174
2005........................................................    8,657
2006........................................................    5,563
2007........................................................    3,747
Thereafter..................................................    4,435

     Lease expense was approximately $12.4 million for the 257 days ended December 31, 2002, $6.0 million for the 108 days ended April 18, 2002, $17.9 million in 2001 and $14.7 million in 2000. The Company's lease agreements typically contain renewal options.

                       ASSOCIATED MATERIALS INCORPORATED

13.  INCOME TAXES

     Income tax expense for the years ended December 31 consists of (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                257 DAYS ENDED       108 DAYS ENDED     ---------------------------------------
                              DECEMBER 31, 2002      APRIL 18, 2002            2001                 2000
                              ------------------   ------------------   ------------------   ------------------
                                  SUCCESSOR                                PREDECESSOR
                              CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                              -------   --------   -------   --------   -------   --------   -------   --------
Federal income taxes........  $6,127     $1,151     $177       $711     $13,835    $  948    $13,800    $1,510
State income taxes..........     781        587       17         72         909       216      1,064       181
                              ------     ------     ----       ----     -------    ------    -------    ------
                              $6,908     $1,738     $194       $783     $14,744    $1,164    $14,864    $1,691
                              ======     ======     ====       ====     =======    ======    =======    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31 are as follows (in thousands):

                                                                2002         2001
                                                              SUCCESSOR   PREDECESSOR
                                                              ---------   -----------
Deferred tax assets:
  Medical benefits..........................................  $  2,548      $ 1,966
  Bad debt expense..........................................     2,551        1,914
  Pension...................................................     2,746           --
  Inventory costs...........................................       583          763
  Capital loss on Amercord Inc. ............................        --          472
  Accrued expenses and other................................     3,164        1,222
                                                              --------      -------
Total deferred tax assets...................................    11,592        6,337
Deferred tax liabilities:
  Depreciation..............................................    22,765        9,889
  Intangible assets.........................................    43,032           --
  Pension expense...........................................        --          779
  Other.....................................................     1,118          760
                                                              --------      -------
Total deferred tax liabilities..............................    66,915       11,428
                                                              --------      -------
Net deferred tax liabilities................................  $(55,323)     $(5,091)
                                                              ========      =======

     The reconciliation of the statutory rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                      257 DAYS     108 DAYS     YEAR ENDED
                                                       ENDED         ENDED     DECEMBER 31,
                                                    DECEMBER 31,   APRIL 18,   -------------
                                                        2002         2002      2001    2000
                                                    ------------   ---------   -----   -----
                                                     SUCCESSOR            PREDECESSOR
Statutory rate....................................      35.0%        (35.0)%   35.0%   35.0%
State income tax, net of federal income tax
  benefit.........................................       2.2          (2.2)     1.8     2.0
Non-deductible merger transaction costs...........        --          58.9       --      --
Other.............................................       4.3          (1.3)     1.7     4.3
                                                        ----         -----     ----    ----
Effective rate....................................      41.5%         20.4%    38.5%   41.3%
                                                        ====         =====     ====    ====

                       ASSOCIATED MATERIALS INCORPORATED

     As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. In addition, the Predecessor's tax provision includes an estimate for $7.3 million of Merger Transaction costs that the Company considers to be non-deductible for income tax purposes. Income tax expense for the 257 days ended December 31, 2002 consists of a $12.1 million provision for continuing operations, net of a $0.3 million benefit from discontinued operations and a $3.2 million benefit from extraordinary items.

     In 2000, the Company recorded $1.1 million in additional income tax expense due to an adjustment to a deferred tax asset, which was recorded in 1986 pursuant to the spin-off of the Company's tire cord operation into Amercord. The effect of this adjustment is included in the other category in the rate reconciliation. Exclusive of this adjustment, the Company's effective tax rate would have been 38.5%.

14.  STOCKHOLDERS' EQUITY

  SUCCESSOR

     As discussed in Note 2, the Company is a wholly owned subsidiary of Holdings. The Company has the authority to issue 1,000 shares of $0.01 par value common stock, of which 100 shares are issued and outstanding at December 31, 2002. The Company's contributed capital consists of $164.9 million of cash contributions and non-cash financing of approximately $5.0 million representing the fair value of stock options of the Predecessor held by certain employees that were converted into options of Holdings.

     The Company reports comprehensive income in its consolidated statement of stockholders' equity. Comprehensive income includes net income and all other non-owner changes in equity during the period. Comprehensive income for the 257 days ended December 31, 2002 includes a minimum pension liability adjustment of approximately $7.4 million, net of a related tax benefit of approximately $3.1 million. The Company had no non-owner changes impacting equity for the 108 days ended April 18, 2002 or the years ended December 31, 2001 or 2000.

  PREDECESSOR

     In October 1998 the Company's Board of Directors approved a stock repurchase program that authorized the Company to purchase up to 800,000 shares of common stock in open market transactions depending on market, economic and other factors. In November 2000, the Board authorized the repurchase of an additional 800,000 shares of common stock under the Company's stock repurchase program, bringing the total number of shares under the plan to 1,600,000 shares. During 2001 and 2000, the Company repurchased 123,306 and 399,774 shares of its common stock under the stock repurchase program at a cost of approximately $2.0 million and $5.8 million. The repurchase of the Company's Class B common stock described below was not part of this stock repurchase program.

     On April 29, 2001, the Company repurchased 1,000,000 shares of its Class B common stock from The Prudential Insurance Company of America ("Prudential") and its wholly owned subsidiary, PCG Finance Company II, LLC ("PCG") at $19.50 per share, or $19.5 million in the aggregate, which has been reflected primarily as a reduction to retained earnings. The share purchase was financed through available cash and borrowings under the Company's then available $50 million credit facility. Following the purchase, Prudential and PCG converted the remaining 550,000 shares of Class B common stock held by these entities into 550,000 shares of common stock pursuant to the terms of the Company's Certificate of Incorporation. The Company subsequently retired all 1,550,000 previously authorized shares of Class B common stock.

                       ASSOCIATED MATERIALS INCORPORATED

15.  STOCK PLANS

  SUCCESSOR

     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the "Plan"). The board of directors of Holdings administers the Plan and selects eligible executives, directors, employees and consultants of Holdings and its affiliates, including the Company, to receive options. The board of directors of Holdings also will determine the number and type of shares of stock covered by options granted under the Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the Plan. In 2002, the board of directors authorized 467,519 shares of Holdings' common stock and 55,758 shares of Holdings' preferred stock under this Plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors of Holdings permits. Option holders generally may not transfer their options except in the event of death. If Holdings undergoes a change in control, as defined in the Plan, all outstanding time-vesting options become immediately fully exercisable, while the performance-based options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of Holdings may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the Plan, the board of directors may amend or terminate the Plan. The Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.

     Options were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options granted in 2002 include the following:

     - Options to purchase shares of Holdings' common stock at the fair market value on the date of grant, which will vest over time;

     - Options to purchase shares of Holdings' common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Harvest Partners, Inc. and minimum aggregate proceeds for the investment by Harvest Partners (performance-based options) and;

     - Options to purchase shares of Holdings' common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock granted in exchange for a portion of the outstanding options to purchase shares of the Predecessor's common stock, which became fully vested upon the change in control ("Roll-Over Options").

     Transactions during the 257 days ended December 31, 2002 under this plan are summarized below:

                                                                          WEIGHTED AVERAGE
                                             SHARES         PRICE          EXERCISE PRICE
                                             -------   ----------------   ----------------
Granted....................................  506,450   $ 5.85 to $22.65        $11.75
Expired or canceled........................  (22,500)  $ 5.85 to $18.00         14.78
                                             -------   ----------------        ------
Options outstanding December 31, 2002......  483,950   $10.00 to $22.65        $11.61
                                             =======   ================        ======

     Options to purchase 95,712 shares of Holdings' common stock and 55,758 shares of Holdings' preferred stock were exercisable at December 31, 2002. As the Roll-Over Options are required to be exercised as a unit (as described above), the weighted average exercise price of the Roll-Over Options has been allocated among the options for preferred and common stock.

                       ASSOCIATED MATERIALS INCORPORATED

     The weighted average fair value at date of grant for options granted during 2002 using the minimum value method was $3.57 per option. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2002: dividend yield of 0.0% for options for common shares and 8.0% for options for preferred shares, a weighted-average risk free interest rate of 5.02% and an expected life of the option of 8 years. Stock based compensation would have reduced net income by approximately $0.2 million for the 257 days ended December 31, 2002 if the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grants.

  PREDECESSOR

     The Company had a stock option plan, whereby it granted stock options to certain directors, officers and key employees. The Company authorized 1,200,000 shares of common stock to be issued under the plan. Options were granted at fair market value on the grant date and were exercisable for ten years. Options vested by either of the following methods: 50% vesting upon the grant date with the other 50% vesting after two years or 20% vesting upon the grant date with an additional 20% vesting each year commencing on the first anniversary of the grant date. All outstanding options granted under the stock option plan were non-statutory stock options. As of April 18, 2002, all options were either exercised or converted to options of Holdings.

     Transactions during 2000, 2001 and the 108 days ended April 18, 2002 under this plan are summarized below:

                                                                          WEIGHTED AVERAGE
                                             SHARES         PRICE          EXERCISE PRICE
                                            --------   ----------------   ----------------
Options outstanding at December 31,
  1999....................................   567,300   $2.93 to $16.00         $ 8.50
Exercised.................................   (73,486)  $5.00 to $11.88         $ 9.57
Granted...................................   167,500   $11.88 to $16.56        $13.50
Expired or canceled.......................   (26,514)  $9.00 to $11.88         $ 9.72
                                            --------   ----------------        ------
Options outstanding at December 31,
  2000....................................   634,800   $2.93 to $16.56         $ 9.65
Exercised.................................   (67,300)  $2.93 to $11.88         $ 5.76
Granted...................................    20,000        $17.88             $17.88
Expired or canceled.......................   (19,000)  $9.00 to $11.88         $ 9.45
                                            --------   ----------------        ------
Options outstanding at December 31,
  2001....................................   568,500   $2.925 to $17.88        $10.41
Exercised.................................  (403,500)  $2.925 to $17.88        $ 9.48
Converted to options of Holdings..........  (165,000)  $2.925 to $17.88        $12.68
                                            --------   ----------------        ------
Options outstanding April 18, 2002........        --          --                   --
                                            ========   ================        ======

     The weighted average fair value at date of grant for options granted during 2001 using the Black Scholes method was $8.39 per option. The fair value of the options was estimated at the date of the grant using the Black Scholes option pricing model with the following assumptions for 2001: dividend yield of .95%, volatility factor of the expected market price of the stock of .330, a weighted-average risk free interest rate of 5.10% and an expected life of the option of 10 years. Stock based compensation would have reduced net income (or increased net loss) by approximately $0.1 million for the 108 days ended April 18, 2002 and $0.3 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively.

     Effective October 1, 1998 the Company established an Employee Stock Purchase Plan ("ESPP"). The ESPP allowed employees to purchase the Company's common stock at 85% of the lower of the fair market value on the first day of the purchase period or the last day of the purchase period. The Company had registered 500,000 shares of common stock for issuance under the ESPP. Employees purchased 60,679 and 65,873 shares under the ESPP at average prices of $14.42 and $12.87 per share during 2001 and 2000,

                       ASSOCIATED MATERIALS INCORPORATED
respectively. The Company's Board of Directors approved the suspension of the ESPP effective December 31, 2001.

16.  BUSINESS SEGMENTS

  SUCCESSOR

     Subsequent to the Merger Transaction and sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products.

  PREDECESSOR

     Prior to the Merger Transaction and sale of AmerCable, the Company had two reportable segments: building products and electrical cable products. The principal business activities of the building products segment are the manufacture of vinyl siding, vinyl windows and the wholesale distribution of these and other complementary building products principally to professional home remodeling and new construction contractors. The principal business activity of the electrical cable segment was the manufacture and sale of jacketed electrical cable.

     The Company had evaluated performance and allocated resources based on operating profit, which is comprised of net sales less operating costs and expenses.

     Comparative financial data by reportable segment for the 108 days ended April 18, 2002 and the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                                       108 DAYS        YEAR ENDED
                                                         ENDED        DECEMBER 31,
                                                       APRIL 18,   -------------------
                                                         2002        2001       2000
                                                       ---------   --------   --------
Net sales:
  Building products..................................  $161,959    $524,528   $434,845
  Electrical cable products..........................    18,271      71,291     64,548
                                                       --------    --------   --------
                                                       $180,230    $595,819   $499,393
                                                       ========    ========   ========
Operating profits (losses):
  Building products..................................  $  7,328    $ 48,889   $ 36,300
  Electrical cable products..........................       585       6,653      5,815
  Corporate expense..................................    (1,306)     (5,034)    (3,971)
                                                       --------    --------   --------
                                                       $  6,607    $ 50,508   $ 38,144
                                                       ========    ========   ========


Identifiable assets:
  Building products....................................           $189,142   $165,990
  Electrical cable products............................             34,054     34,255
  Corporate............................................             35,464     35,467
                                                                  --------   --------
                                                                  $258,660   $235,712
                                                                  ========   ========
Depreciation and amortization:
  Building products....................................  $3,253   $  8,901   $  7,767
  Electrical cable products............................     635      1,708      1,493
  Corporate............................................      81        310        290
                                                         ------   --------   --------
                                                         $3,969   $ 10,919   $  9,550
                                                         ======   ========   ========

                       ASSOCIATED MATERIALS INCORPORATED


Additions to property, plant and equipment:
  Building products....................................  $2,036   $ 11,652   $  7,936
  Electrical cable products............................   1,781      3,359      3,708
  Corporate............................................      --         11        281
                                                         ------   --------   --------
                                                         $3,817   $ 15,022   $ 11,925
                                                         ======   ========   ========

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

17.  RETIREMENT PLANS

     The Company sponsors a defined benefit pension plan, The Premium Building Products Company Hourly Employees Pension Plan ("Premium Plan"), which covers approximately 250 participants. The Company froze the Alside defined benefit retirement plan ("Alside Plan") in 1998 and replaced it with a defined contribution plan. Prepaid pension and accrued pension liabilities are included in other assets and other liabilities in the accompanying balance sheets.

     Information regarding the Company's defined benefit plans is as follows (in thousands):

                                                       2002                2001
                                                 -----------------   -----------------
                                                 ALSIDE    PREMIUM   ALSIDE    PREMIUM
                                                  PLAN      PLAN      PLAN      PLAN
                                                 -------   -------   -------   -------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of
  year.........................................  $27,624   $1,234    $25,733   $1,100
Service cost...................................      185       48        209       37
Interest cost..................................    1,919       92      1,887       77
Plan amendments................................       --       --         --       43
Actuarial (gain) loss..........................    1,326      182      1,102       (2)
Benefits paid..................................   (1,449)     (23)    (1,307)     (21)
                                                 -------   ------    -------   ------
Projected benefit obligation at end of year....  $29,605   $1,533    $27,624   $1,234
                                                 =======   ======    =======   ======
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year......  $28,732   $1,007    $32,414   $  880
Actual return on plan assets...................   (3,740)    (138)    (2,375)     (57)
Employer contributions.........................       --      132         --      205
Benefits paid..................................   (1,449)     (23)    (1,307)     (21)
                                                 -------   ------    -------   ------
Fair value of assets at end of year............   23,543      978     28,732    1,007
Funded status..................................   (6,062)    (555)     1,108     (227)
Unrecognized:
  Transition obligation........................       --       --         --       14
  Prior service costs..........................       --       --         --       80
  Cumulative net loss..........................       --       --        876       43
                                                 -------   ------    -------   ------
Accrued pension asset (liability)..............  $(6,062)  $ (555)   $ 1,984   $  (90)
                                                 =======   ======    =======   ======

                       ASSOCIATED MATERIALS INCORPORATED

                                                       2002                2001
                                                 -----------------   -----------------
                                                 ALSIDE    PREMIUM   ALSIDE    PREMIUM
                                                  PLAN      PLAN      PLAN      PLAN
                                                 -------   -------   -------   -------
KEY ASSUMPTIONS AS OF DECEMBER 31
Discount rate..................................     6.75%    6.75%      7.25%    7.25%
Long-term rate of return on assets.............     9.00%    9.00%      9.00%    9.00%
Salary increases...............................      N/A      N/A        N/A      N/A
NET PERIODIC PENSION (BENEFIT) COST
Service cost...................................  $   185   $   48    $   209   $   37
Interest cost..................................    1,919       92      1,887       77
Expected return on assets......................   (2,467)     (93)    (2,864)     (83)
Amortization of unrecognized:
  Transition obligation........................       --        2         --        7
  Prior service costs..........................       --        3         --        6
  Cumulative net gain..........................       --       --       (217)      (5)
                                                 -------   ------    -------   ------
Net periodic pension (benefit) cost............  $  (363)  $   52    $  (985)  $   39
                                                 =======   ======    =======   ======

     In 2002, the Company recognized in the statement of comprehensive income an additional minimum pension liability adjustment of approximately $7.4 million, ($4.3 million net of tax). The additional liability is included in other liabilities in the balance sheet as of December 31, 2002.

     The Company sponsors a defined contribution plan (the "401(k) Plan") intended to provide assistance in accumulating personal savings for retirement. The 401(k) Plan is qualified as a tax-exempt plan under Sections 401(a) and 401(k) of the Internal Revenue Code. The 401(k) Plan covers all full-time, non-union employees and matches up to 4.0% of eligible compensation. The Company's pre-tax contributions to this plan were approximately $1.8 million for the 257 days ended December 31, 2002, $1.0 million for the 108 days ended April 18, 2002, $2.1 million in 2001 and $2.0 million in 2000.

     Previously, the Company sponsored the AmerCable 401(k) Plan, which covered all full-time employees of AmerCable and matched up to 4.0% of eligible compensation (3.5% of eligible compensation prior to 2001). The Company's pre-tax contributions to this plan were approximately $50 thousand for the period from the date of the Merger Transaction to the date AmerCable was sold, $0.1 million for the 108 days ended April 18, 2002, $0.3 million in 2001 and $0.2 million in 2000.

18.  EXTRAORDINARY ITEMS

     Extraordinary items include $4.9 million ($2.8 million net of tax) for a portion of the premium paid to extinguish substantially all of the Successor's assumed 9 1/4% notes and $2.7 million ($1.6 million net of tax) for the financing fees related to an interim credit facility utilized for the Merger Transaction, which was repaid shortly thereafter.

19.  CONTINGENCIES

     In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about the board of directors and executive officers for the Company.

NAME                                   AGE                     POSITION(S)
----                                   ---                     -----------
Ira D. Kleinman......................  46    Director
Michael Caporale, Jr. ...............  51    President, Chief Executive Officer and Director
D. Keith LaVanway....................  38    Vice President, Chief Financial Officer,
                                             Treasurer and Secretary
Kenneth L. Bloom.....................  40    President of Alside Siding & Window Company
Robert M. Franco.....................  49    President of Alside Supply Centers
Thomas W. Arenz......................  45    Director
Jonathan C. Angrist..................  31    Director

     Set forth below is a brief description of the business experience of each of our directors and executive officers as of March 21, 2003.

     IRA D. KLEINMAN, AGE 46. Mr. Kleinman has been a director since the Merger Transaction. Mr. Kleinman is chairman of the Board and a director of Associated Materials Holdings Inc. Mr. Kleinman has been a General Partner of Harvest Partners for more than five years and is currently a member of Harvest Associates III, LLC and Harvest Associates IV, LLC. Mr. Kleinman is also a director for Global Power Equipment Inc.

     MICHAEL CAPORALE, JR., AGE 51. Mr. Caporale has been the President and Chief Executive Officer of the Company and a director since the Merger Transaction. Mr. Caporale was named Chief Executive Officer of the Alside division and became a director in February 2001. Mr. Caporale joined the Company in January 2000 as President of the Alside Window Company, became President and Chief Operating Officer of the Alside division in April 2000 and was named a Vice President of the Company in August 2000. Mr. Caporale is President and Chief Executive Officer and a director of Associated Materials Holdings Inc. Prior to joining the Company, Mr. Caporale was the President of Great Lakes Window, Inc., a subsidiary of Nortek, Inc., where he had been employed since 1995.

     D. KEITH LAVANWAY, AGE 38. Mr. LaVanway has been Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since the Merger Transaction. Mr. LaVanway joined the Company in February 2001 as Vice President -- Chief Financial Officer of Alside and was also named a Vice President of the Company. Mr. LaVanway is Vice President -- Finance of Associated Materials Holdings Inc. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, most recently as Vice President -- Chief Financial Officer of Peachtree Doors and Windows Company.

     KENNETH L. BLOOM, AGE 40. Mr. Bloom joined the Company in July 2000 as Alside's Vice President of Window Manufacturing. In March 2001, Mr. Bloom was named President of Alside Window Company. Mr. Bloom was named President of Alside Siding & Window Company in August 2002. Prior to joining the Company, Mr. Bloom was Corporate Vice President of Field Container Co., L.P., where he had been employed since 1996.

     ROBERT M. FRANCO, AGE 49. Mr. Franco joined the Company in August 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.

     THOMAS W. ARENZ, AGE 45. Mr. Arenz has been a director since shortly after the Merger Transaction. Mr. Arenz is Treasurer, Assistant Secretary and a director of Associated Materials Holdings Inc. Mr. Arenz joined Harvest Partners, Inc. in November 1996 and became a Principal in October 1997. Mr. Arenz has over 16 years of private equity investment and corporate finance experience. From 1995 to 1996, Mr. Arenz was with the North American subsidiary of Preussag AG, a German multinational corporation, most recently as President. From 1991 to 1995, Mr. Arenz was a Principal at Joseph Littlejohn & Levy, a management buyout firm. Mr. Arenz was also in the corporate finance departments at Kidder, Peabody & Co. from 1990 to 1991 and Drexel Burnham Lambert from 1986 to 1990.

     JONATHAN C. ANGRIST, AGE 31. Mr. Angrist has been a director since the Merger Transaction. Mr. Angrist is Secretary, Assistant Treasurer and a director of Associated Materials Holdings Inc. Mr. Angrist is also currently Vice President of Harvest Partners. From 1993 to 1997, Mr. Angrist was a consultant with Sibson & Company. Mr. Angrist is also a director for IRMC Holdings, Inc.

     All of the Company's directors are elected on an annual basis with terms expiring as of the annual meeting of stockholders. All of the officers serve at the discretion of the board of directors. The Company may expand the size of the board of directors so that it is the same as the board of Holdings.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not applicable

ITEM 11.  EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

     The following table sets forth the annual compensation paid by the Company for services rendered in 2002, 2001 and 2000 by the chief executive officer and each of the other executive officers of the Company.

                                                                                      LONG-TERM
                                           ANNUAL COMPENSATION                   COMPENSATION AWARDS
                             ------------------------------------------------   ---------------------
                             FISCAL                            OTHER ANNUAL     SECURITIES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY      BONUS      COMPENSATION(1)    OPTIONS/SARS (#)(2)    COMPENSATION
---------------------------  ------   --------   ----------   ---------------   ---------------------   ------------
Michael Caporale, Jr.(3)...   2002    $488,308   $  284,000         --                 205,892(10)        $ 21,446(16)
  President and Chief                                                                   46,415(10)
  Executive Officer           2001    $412,504   $  354,409         --                       0            $281,002(17)
                              2000    $335,417   $  140,000         --                 100,000(11)        $127,439(17)

D. Keith LaVanway(4).......   2002    $265,958   $   92,950         --                  66,981(12)        $  9,341(18)
  Vice President and Chief                                                               4,678(12)
  Financial Officer           2001    $195,844   $   92,868         --                  10,000(11)        $135,689(19)

Kenneth L. Bloom(5)........   2002    $220,008   $   56,800         --                  56,483(13)        $  8,000(20)
  President of Alside         2001    $210,000   $   60,694         --                   4,665(13)        $  3,500(20)
  Siding
  And Windows                 2000    $ 87,950   $   80,000         --                       0            $110,181(21)
                                                                                        10,000(11)

Robert M. Franco(6)........   2002    $102,407   $  165,000         --                  21,256(14)        $ 25,247(22)
  President of Alside
  Supply Centers

William W. Winspear(7).....   2002    $178,333   $1,000,000         --                       0            $ 16,467(23)
  Former Chairman of the      2001    $530,833   $  667,185         --                       0            $ 44,800
  Board, President and        2000    $507,500   $  612,870         --                       0            $ 39,450
  Chief Executive Officer

                                                                                      LONG-TERM
                                           ANNUAL COMPENSATION                   COMPENSATION AWARDS
                             ------------------------------------------------   ---------------------
                             FISCAL                            OTHER ANNUAL     SECURITIES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY      BONUS      COMPENSATION(1)    OPTIONS/SARS (#)(2)    COMPENSATION
---------------------------  ------   --------   ----------   ---------------   ---------------------   ------------
Robert F. Hogan, Jr.(8)....   2002    $129,290   $       --         --                  15,000(15)        $  5,172(20)
  Former President and        2001    $262,500   $  177,930         --                       0            $  6,800
  Chief Executive Officer     2000    $249,167   $  158,435         --                       0            $  5,950
  of the Company's
  AmerCable division

Robert L. Winspear(9)......   2002    $ 73,375   $       --         --                       0            $625,167(24)
  Former Vice President       2001    $208,333   $   66,719         --                       0            $  6,800
  and Chief Financial         2000    $197,500   $   61,287         --                       0            $  5,950
  Officer

---------------

 (1) Perquisites and other personal benefits received by the Company's other executive officers are not included in the Summary Compensation Table because the aggregate amount of this compensation, if any, did not meet disclosure thresholds established under current SEC regulations.

 (2) Options granted in 2002 were granted in accordance with the Associated Materials Holdings Inc. 2002 Stock Option Plan. The option grants include the following:

        - Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest over time ("Time-Based Options"). All Time-Based Options granted to executives during September 2002 were immediately vested 16% on the date of grant, representing 10% vesting upon grant plus four months of vesting from May 2002 through August 2002, with remaining vesting of 1.5% per month over 56 months;

        - Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return ("IRR") on the investment by Harvest Partners, Inc. in Holdings ("IRR Options"). A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of Holdings and its subsidiaries or
          (ii) a majority of the capital stock of Holdings or a widely distributed sale of the common stock of Holdings in an underwritten public offering which yields a minimum required amount of net proceeds to Holdings and (b) the funds of Harvest Partners, Inc. receive a minimum required aggregate net cash proceeds for its investment in Holdings ("Liquidity Event");

        - Options to purchase shares of Holdings common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock ("Roll-Over Options"). These options were granted in exchange for the outstanding options to purchase Associated Materials Incorporated common stock ("Predecessor Company Options"). Roll-Over Options were granted at an exercise price, which preserves the intrinsic value of the Predecessor Company Options. Each Roll-Over Option grant was 100% vested as of the date of grant.

 (3) Mr. Caporale joined the Company in January 2000.

 (4) Mr. LaVanway joined the Company in February 2001.

 (5) Mr. Bloom joined the Company in July 2000.

 (6) Mr. Franco joined the Company in August 2002.

 (7) Mr. W. Winspear retired from the Company upon consummation of the Merger Transaction.

 (8) Immediately following the sale of AmerCable in June 2002, Mr. Hogan ceased to be an officer of the Company and became the president, chief executive officer and chairman of the board of the newly-formed entity that acquired the Company's AmerCable division. Mr. Hogan has relinquished his rights to severance from the Company.

 (9) Mr. R. Winspear ceased to be the vice president and chief financial officer of the Company after consummation of the Merger Transaction.

(10) In September 2002, Mr. Caporale was granted an option to purchase 205,892 shares of Holdings common stock and 46,415 shares of Holdings' preferred stock as follows:

        - Time-Based Options granted with the option to purchase 106,280 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 63,768 shares of common stock at $10 per share;

        - Roll-Over Options granted with an option to purchase 23,221 shares of preferred stock and 17,781 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.7657 shares of common stock, at a unit exercise price of $31.09;

        - Roll-Over Options granted with an option to purchase 23,194 shares of preferred stock and 18,063 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.7788 shares of common stock, at a unit exercise price of $29.91.

        In January 2000, Mr. Caporale was granted Predecessor Company Options to purchase 50,000 shares of Company common stock at $14.4375 per share, the fair market value on the grant date. In March 2000, Mr. Caporale was granted Predecessor Company Options to purchase an additional 50,000 shares of Company common stock at $13.875 per share, the fair market value on the grant date. The Predecessor Company Options granted for Company common stock vested 50% on the date of grant and 50% on the second anniversary of the grant date. Both option grants became 100% vested upon consummation of the Merger Transaction and were converted into the Roll-Over Options described herein.

(11) The options shown, which are Predecessor Company Options, were issued pursuant to a plan that is no longer in existence and have been rolled over into new options of Holdings. These options were the basis for the Roll-Over Options, described herein.

(12) In September 2002, Mr. LaVanway was granted an option to purchase 66,981 shares of Holdings common stock and 4,678 shares of Holdings' preferred stock as follows:

        - Time-Based Options granted with the option to purchase 39,855 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 23,913 shares of common stock at $10 per share;

        - Roll-Over Options granted with an option to purchase 4,678 shares of preferred stock and 3,213 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.686832 shares of common stock, at a unit exercise price of $38.21.

        In February 2001, Mr. LaVanway was granted Predecessor Company Options to purchase 10,000 shares of Associated Materials Incorporated common stock at $17.875 per share, the fair market value on the grant date. The Predecessor Company Options granted for Company common stock vested 20% on the date of grant and 20% on each anniversary of the grant date thereafter. This option grant became 100% vested upon consummation of the Merger Transaction and was converted into the Roll-Over Options described herein.

(13) In September 2002, Mr. Bloom was granted an option to purchase 56,483 shares of Holdings common stock and 4,665 shares of Holdings' preferred stock as follows:

        - Time-Based Options granted with the option to purchase 33,212 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 19,927 shares of common stock at $10 per share;

        - Roll-Over Options granted with an option to purchase 4,665 shares of preferred stock and 3,344 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.716827 shares of common stock, at a unit exercise price of $35.50.

        In August 2000, Mr. Bloom was granted Predecessor Company Options to purchase 10,000 shares of Associated Materials Incorporated common stock at $16.5625 per share, the fair market value on the grant date. The Predecessor Company Options granted for Company common stock vested 20% on the date of grant and 20% on each anniversary of the grant date thereafter. This option grant became 100% vested upon consummation of the Merger Transaction and was converted into the Roll-Over Options described herein.

(14) In September 2002, Mr. Franco was granted an option to purchase 21,256 shares of Holdings common stock as follows:

        - Time-Based Options granted with the option to purchase 13,285 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 7,971 shares of common stock at $10 per share.

(15) On June 24, 2002, Mr. Hogan was granted Roll-Over Options, which consisted entirely of options to purchase 15,000 shares of Holdings' preferred stock, in exchange for his existing Predecessor Company Options. These options were surrendered upon the sale of the AmerCable division.

(16) Includes director fees of $12,000, amounts accrued or allocated under a defined contribution plan of $8,000 and the payment of income taxes of $1,446 related to certain expenses included in 2001.

(17) Amounts shown for 2001 and 2000 were changed to reflect the reclassification of payment of income taxes relating to relocation expenses paid by the Company to All Other Compensation.

(18) Includes amounts accrued or allocated under a defined contribution plan of $8,000 and the payment of income taxes of $1,341 related to certain expenses included in 2001.

(19) Includes relocation expenses of $77,641 and the income taxes related to relocation expenses of $58,048, both incurred by Mr. LaVanway and paid by the Company under the terms of his employment agreement.

(20) Includes amounts accrued or allocated under a defined contribution plan.

(21) Includes relocation expenses of $64,317 and the income taxes related to relocation expenses of $45,864, both incurred by Mr. Bloom and paid by the Company under the terms of his employment agreement.

(22) Includes relocation expenses of $13,000 and the income taxes related to relocation expenses of $12,247, both incurred by Mr. Franco and paid by the Company under the terms of his employment agreement.

(23) Includes directors fees of $14,000 and amounts accrued or allocated under a defined contribution plan of $2,467.

(24) Includes a severance payment of $622,000 and amounts accrued or allocated under a defined contribution plan of $3,167.

COMPENSATION AND INCENTIVE PROGRAMS

  INCENTIVE BONUS PLAN

     The Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of Holdings. This plan is administered by the Company's board of directors. Mr. Caporale, a member of the board of directors for the Company, is eligible for a bonus award under this plan. Bonus payments under the Incentive Bonus Plan are not guaranteed. Cash bonuses accrued in 2002, 2001 and 2000 to each of the Company's executive officers are set forth in the Summary Compensation Table.

  EMPLOYMENT AGREEMENTS

     Mr. Caporale entered into an employment agreement with the Company effective as of April 19, 2002. Under the terms of his employment agreement, Mr. Caporale serves as the Company's President, Chief Executive Officer and a member of the board of directors. Mr. Caporale's employment agreement provides for an initial base salary of $500,000, an annual incentive bonus based on growth in the estimated equity value of Holdings, certain perquisites and participation in employee benefit programs made available to other senior executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Caporale a notice not to extend the employment term. The terms of the employment agreement provide that if Mr. Caporale's employment is involuntarily terminated by the Company without cause or if Mr. Caporale resigns for good reason, he will be entitled to severance equal to $1,000,000 per year, together with continued health and dental benefits, for two years, plus a pro rata incentive bonus for the year of termination.

     Mr. LaVanway entered into an employment agreement with the Company effective as of April 19, 2002. Under the terms of his employment agreement, Mr. LaVanway serves as the Company's Vice President -- Chief Financial Officer. Mr. LaVanway's employment agreement provides for an initial base salary of $275,000 and an annual incentive bonus based on growth in the estimated equity value of Holdings. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. LaVanway a notice not to extend the employment term. The employment agreement provides that if Mr. LaVanway's employment is involuntarily terminated by the Company without cause within two years following the equity tender offer completion date, Mr. LaVanway is entitled to the following severance compensation and benefits: (1) two times Mr. Lavanway's base pay at the highest rate in effect for any period prior to his termination, (2) two times his cash bonus (equal to the highest applicable cash bonus earned during the three years immediately preceding the calendar year 2002, when the change in control occurred), (3) if the termination of employment occurs after June 30 in any year, a prorated bonus for that calendar year, (4) health, life insurance and other employee welfare benefits substantially similar to those provided prior to his termination, subject to reduction to the extent comparable benefits are actually received by Mr. LaVanway from another employer during this period, and (5) certain outplacement services. If Mr. LaVanway's employment is involuntarily terminated by the Company without cause after the two-year period following the equity tender offer completion date, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination.

     Mr. Bloom entered into an employment agreement with the Company effective as of April 19, 2002. Under the terms of his employment agreement, Mr. Bloom serves as the President of Alside Siding and Window Company. Mr. Bloom's employment agreement provides for an initial base salary of $220,000 and an annual incentive bonus pursuant to a plan established by the Company. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Bloom a notice not to extend the employment term. The employment agreement provides that if Mr. Bloom's employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination.

     Mr. Franco entered into an employment agreement with the Company effective as of August 21, 2002. Under the terms of his employment agreement, Mr. Franco serves as the President of Alside Supply Centers. Mr. Franco's employment agreement provides for an initial base salary of $250,000 and an annual incentive bonus based on growth in the estimated equity value of Holdings. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The employment agreement provides that if Mr. Franco's employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination.

     Each of the executive officers' employment agreements include non-competition, non-solicitation, confidentiality and other restrictive covenants.

  SEVERANCE AGREEMENTS

     On December 27, 2001, the Company had entered into severance agreements with two of its executive officers, Robert F. Hogan, Jr. and Robert L. Winspear. These severance agreements were only to become operative upon a "change in control" of the Company. The severance agreements generally provided that if, within a two-year period following a change in control, the Company terminated the employment of the executive other than as a result of his death or disability, or for cause, or if the executive terminated employment with the Company under certain circumstances, the executive was entitled to receive severance compensation. For Mr. Hogan and Mr. Winspear, this severance compensation would be: (i) two times the executive's base pay at the highest rate in effect for any period prior to his termination, (ii) two times the executive's cash bonus (equal to the highest applicable cash bonus earned during the three years immediately preceding the year in which the change in control occurred) and (iii) if the termination of employment occurs after June 30 in any year, a prorated bonus for that calendar year. In addition, health and life insurance benefits substantially similar to those provided prior to termination would continue for a two-year period, subject to reduction to the extent comparable benefits were actually received by the executive from another employer during this period. The Company's severance agreements with Mr. Hogan and Mr. R. Winspear also provided that if any amount to be paid to the executive under the severance agreement was determined to be non-deductible by reason of
Section 280G of the Internal Revenue Code, the severance benefits would be reduced to the extent necessary so that Section 280G did not cause any amount to be non-deductible to the Company. Upon the sale of the AmerCable division to Wingate Partners III, L.P., Mr. Hogan relinquished his rights to severance from the Company. Upon the consummation of the Merger Transaction, Mr. R. Winspear was terminated from the employment of the Company and collected severance in accordance with his severance agreement.

  NON-COMPETITION AGREEMENT

     In connection with the execution of the Merger Agreement, Mr. William W. Winspear, who was the Company's Chairman, President and Chief Executive Officer prior to the completion of the equity tender offer, entered into a non-competition agreement with the Company. Mr. Winspear has agreed that he will not directly or indirectly own, operate, manage, control, consult with, provide services for, or in any manner engage in the building products/siding and windows business or the electrical cable manufacturing business in competition with the Company within the United States for a period of three years beginning on the offer completion date ("Restricted Period"). Mr. Winspear has also agreed that during the Restricted Period he will not directly or indirectly (1) induce any of the Company's employees to leave its employ, (2) hire any person who is the Company's employee, or (3) induce any customer, supplier, distributor or other person having a significant business relationship with the Company to cease doing business with the Company, or otherwise intentionally adversely interfere with such a relationship. Mr. Winspear retired from the Company upon completion of the equity tender offer.

  NON-SOLICITATION AGREEMENT

     In connection with the execution of the merger agreement, Mr. Robert L. Winspear, who was the Company's Vice President and Chief Financial Officer prior to the merger, entered into a non-solicitation agreement with the Company. Mr. Robert Winspear has agreed that he will not, directly or indirectly, for a period of two years following the completion of the equity tender offer: (1) induce any of the Company's employees that was party to an employment or severance agreement with the Company on March 16, 2002 to leave its employ, (2) hire any such person, or (3) induce any customer, supplier, distributor or other person having a significant business relationship with the Company to cease doing business with the Company or otherwise intentionally adversely interfere with such a relationship.

  COMMITTEES OF THE BOARD OF DIRECTORS

     There are currently no committees of the Company's board of directors. The Company may elect to expand the size of its board of directors, create committees for its board of directors and may elect the same board members and committee members as that of Holdings.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The board of directors for for the Company did not have a compensation committee in the year ended December 31, 2002. Mr. Caporale, who also serves as President and Chief Executive Officer of the Company, participates in deliberations with the board of directors of the Company concerning executive officer compensation from time to time. In addition, Mr. Caporale is a director of Holdings. The board of directors for Holdings did not have a compensation committee during the year ended December 31, 2002. During 2002, no other executive officer of the Company served as a member of the compensation committee of another entity. For a more detailed discussion of relationships between Holdings and the Company see "Certain Relationships and Related Transactions."

  DIRECTOR COMPENSATION

     Prior to the Merger Transaction, directors, including directors who were employees of the Company, received an annual retainer of $16,000 plus $3,500 for each board of directors meeting and $1,000 for each committee meeting attended in person or $1,000 for each such meeting in which participation was by telephone. Directors were also reimbursed for reasonable travel expenses incurred in attending board meetings and committee meetings. Subsequent to the Merger Transaction, the Company currently reimburses its non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.

  ASSOCIATED MATERIALS HOLDINGS INC. 2002 STOCK OPTION PLAN

     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the "Plan"). The board of directors of Holdings administers the Plan and selects eligible executives, directors, employees and consultants of Holdings and its affiliates, including the Company, to receive options. The board of directors of Holdings also will determine the number and type of shares of stock covered by options granted under the Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the Plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors of Holdings permits. Option holders generally may not transfer their options except in the event of death. If Holdings undergoes a change in control, as defined in the Plan, all outstanding Time-Based Options become immediately fully exercisable, while the IRR Options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of Holdings may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the Plan, the board of directors may amend or terminate the Plan. The Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.

     Certain employees of the Company who held options immediately prior to the Merger Transaction to purchase shares of the Predecessor's common stock have converted such options into options to purchase shares of Holdings' common stock, preferred stock or both. Certain employees of the Company may also receive new options to purchase shares of common stock of Holdings. Mr. Caporale may require Holdings to repurchase shares of stock of Holdings that have been purchased through the exercise of certain options granted to him upon the occurrence of specified events.

                           OPTION/SAR GRANTS IN 2002

     The following table provides information regarding the grant of Holdings' stock options to each of the Company's executive officers in 2002.

                                                      INDIVIDUAL GRANTS(1)                               POTENTIAL REALIZABLE
                           --------------------------------------------------------------------------      VALUE AT ASSUMED
                                                PERCENT OF TOTAL                                            ANNUAL RATES OF
                                NUMBER OF         OPTIONS/SARS                                         STOCK PRICE APPRECIATION
                               SECURITIES          GRANTED TO                                             FOR OPTION TERM(2)
                           UNDERLYING OPTIONS/    EMPLOYEES IN     EXERCISE PRICE                      -------------------------
NAME                          SARS GRANTED            2002           PER SHARE       EXPIRATION DATE       5%            10%
----                       -------------------  ----------------   --------------   -----------------  -----------   -----------
Michael Caporale,
  Jr.(3).................  106,280 common            22.0%             $10.00       September 4, 2012  $  668,389    $1,693,829
                            63,768 common            13.2%             $10.00       September 4, 2012  $  401,034    $1,016,298
                            23,221 preferred/         8.5%             $31.09       January 17, 2010   $3,754,875    $3,867,609
                            17,781 common
                            23,194 preferred/         8.5%             $29.91       March 1, 2010      $3,822,182    $3,939,454
                            18,063 common
D. Keith LaVanway(4).....   39,855 common             8.2%             $10.00       September 4, 2012  $  250,646    $  635,186
                            23,913 common             4.9%             $10.00       September 4, 2012  $  150,388    $  381,112
                             4,678 preferred/         1.7%             $38.21       February 22, 2011  $  795,287    $  820,501
                             3,213 common
Kenneth L. Bloom(5)......   33,212 common             6.9%             $10.00       September 4, 2012  $  208,868    $  529,314
                            19,927 common             4.1%             $10.00       September 4, 2012  $  125,320    $  317,585
                             4,665 preferred/         1.7%             $35.50       August 25, 2010    $  772,119    $  796,004
                             3,344 common
Robert M. Franco(6)......   13,285 common             2.7%             $10.00       September 4, 2012  $   83,549    $  211,729
                             7,971 common             1.6%             $10.00       September 4, 2012  $   50,129    $  127,037
William W. Winspear......         --                   --%             $   --       --                 $       --    $       --
Robert F. Hogan, Jr......         --                   --%             $   --       --                 $       --    $       --
Robert L. Winspear.......         --                   --%             $   --       --                 $       --    $       --

---------------

(1) Options granted in 2002 were granted in accordance with the Associated Materials Holdings Inc. 2002 Stock Option Plan. The option grants include the following:

     - Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest over time ("Time-Based Options"). All Time-Based Options granted to executives during September 2002 were immediately vested 16% on the date of grant, representing 10% vesting upon grant plus four months of vesting from May 2002 through August 2002, with remaining vesting of 1.5% per month over 56 months;

     - Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return ("IRR") on the investment by Harvest Partners, Inc. in Holdings ("IRR Options"). A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of Holdings and its subsidiaries or (ii) a majority of the capital stock of Holdings or a widely distributed sale of the common stock of Holdings in an underwritten public offering which yields a minimum required amount of net proceeds to Holdings and (b) the funds of Harvest Partners, Inc. receive a minimum required aggregate net cash proceeds for its investment in Holdings ("Liquidity Event");

     - Options to purchase shares of Holdings common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock ("Roll-Over Options"). These options were granted in exchange for the outstanding options to purchase Associated Materials common stock ("Predecessor Company Options"). Roll-Over Options were granted at an exercise price, which preserves the intrinsic value of the Predecessor Company Options. Each Roll-Over Option grant was 100% vested as of the date of grant.

(2) The potential realizable value set forth for common stock in the table above illustrates the value that would be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compounded rates of appreciation on the common stock over the term of the option. The use of the assumed 5% and 10% annual rates of stock price appreciation are established by the Securities and Exchange Commission and is not intended by the Company to forecast possible appreciation of the price of its common stock. The potential realizable value for preferred shares is $100 per share plus accumulated dividends of 8% per year for the remaining life of the option. Preferred stock is not convertible into common stock.

(3) In September 2002, Mr. Caporale was granted an option to purchase 205,892 shares of Holdings common stock and 46,415 shares of Holdings' preferred stock as follows:

     - Time-Based Options granted with the option to purchase 106,280 shares of common stock at $10 per share;

     - IRR Options granted with the option to purchase 63,768 shares of common stock at $10 per share;

     - Roll-Over Options granted with an option to purchase 23,221 shares of preferred stock and 17,781 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.7657 shares of common stock, at a unit exercise price of $31.09.

     - Roll-Over Options granted with an option to purchase 23,194 shares of preferred stock and 18,063 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.7788 shares of common stock, at a unit exercise price of $29.91.

(4) In September 2002, Mr. LaVanway was granted an option to purchase 66,981 shares of Holdings common stock and 4,678 shares of Holdings' preferred stock as follows:

     - Time-Based Options granted with the option to purchase 39,855 shares of common stock at $10 per share;

     - IRR Options granted with the option to purchase 23,913 shares of common stock at $10 per share;

     - Roll-Over Options granted with an option to purchase 4,678 shares of preferred stock and 3,213 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.686832 shares of common stock, at a unit exercise price of $38.21.

(5) In September 2002, Mr. Bloom was granted an option to purchase 56,483 shares of Holdings common stock and 4,665 shares of Holdings' preferred stock as follows:

     - Time-Based Options granted with the option to purchase 33,212 shares of common stock at $10 per share;

     - IRR Options granted with the option to purchase 19,927 shares of common stock at $10 per share;

     - Roll-Over Options granted with an option to purchase 4,665 shares of preferred stock and 3,344 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.716827 shares of common stock, at a unit exercise price of $35.50.

(6) In September 2002, Mr. Franco was granted an option to purchase 21,256 shares of Holdings common stock as follows:

     - Time-Based Options granted with the option to purchase 13,285 shares of common stock at $10 per share;

     - IRR Options granted with the option to purchase 7,971 shares of common stock at $10 per share.

                    AGGREGATED OPTION/SAR EXERCISES IN 2002
                    AND DECEMBER 31, 2002 OPTION/SAR VALUES

     The following table provides information regarding the exercise of Holdings' or the predecessor Company's options during 2002 and unexercised options held as of December 31, 2002 for each of the Company's executive officers.

                                                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                                  OPTIONS/SARS AT                  OPTIONS/SARS AT
                              SECURITIES                      DECEMBER 31, 2002(1)(3)           DECEMBER 31, 2002(2)
                             ACQUIRED ON      VALUE      ---------------------------------   ---------------------------
NAME                         EXERCISE (#)    REALIZED       EXERCISABLE      UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ------------   ----------   -----------------   -------------   -----------   -------------
Michael Caporale, Jr.(4)...         --      $       --       23,382 common   82,898 common   $  193,837      $687,224

                                                                --           63,768 common   $       --      $528,637

                                                         23,221 preferred/        --         $2,049,141      $     --
                                                             17,781 common

                                                         23,194 preferred/        --         $2,079,663      $     --
                                                             18,063 common

D. Keith LaVanway(5).......         --      $       --        8,768 common   31,087 common   $   72,687      $257,711

                                                                --           23,913 common   $       --      $198,239

                                                          4,678 preferred/        --         $  372,753      $     --
                                                              3,213 common

Kenneth L. Bloom(6)........         --      $       --        7,307 common   25,905 common   $   60,575      $214,752

                                                                --           19,927 common   $       --      $165,195

                                                          4,665 preferred/        --         $  386,919      $     --
                                                              3,344 common

Robert M. Franco(7)........         --      $       --        2,923 common   10,362 common   $   24,232      $ 85,901

                                                                --            7,971 common   $       --      $ 66,080

William W. Winspear........         --      $       --          --                --         $       --      $     --
Robert F. Hogan, Jr. ......         --      $       --          --                --         $       --      $     --
Robert L. Winspear.........     40,000      $1,761,500          --                --         $       --      $     --

---------------

(1) The Company has not granted stock appreciation rights.

(2) The per share common equity value on December 31, 2002 was $18.29 per share, which was based on a calculation of common equity value which includes Adjusted EBITDA, an estimated EBITDA multiple and December 31, 2002 cash and debt of the Company. The value of unexercised common options was calculated by multiplying the per share common stock value by the number of shares of common stock issuable upon exercise of these options, less exercise price. Preferred share value was based on a $100 per share value, plus accumulated preferred stock dividends of 8% since the closing of the Merger Transaction, less the exercise price of these options.

(3) Options granted in 2002 were granted in accordance with the Associated Materials Holdings, Inc. 2002 Stock Option Plan. The option grants include the following:

        - Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest over time ("Time-Based Options"). All Time-Based Options granted to executives during September 2002 were immediately vested 16% on the date of grant, representing 10% vesting upon grant plus four months of vesting from May 2002 through August 2002, with remaining vesting of 1.5% per month over 56 months;

        - Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return ("IRR") on the investment by Harvest Partners, Inc. in

          Holdings ("IRR Options"). A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of Holdings and its subsidiaries or (ii) a majority of the capital stock of Holdings or a widely distributed sale of the common stock of Holdings in an underwritten public offering which yields a minimum required amount of net proceeds to Holdings and (b) the funds of Harvest Partners, Inc. receive a minimum required aggregate net cash proceeds for its investment in Holdings ("Liquidity Event");

        - Options to purchase shares of Holdings common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock ("Roll-Over Options"). These options were granted in exchange for the outstanding options to purchase Associated Materials Incorporated common stock ("Predecessor Company Options"). Roll-Over Options were granted at an exercise price, which preserves the intrinsic value of the Predecessor Company Options. Each Roll-Over Option grant was 100% vested as of the date of grant.

(4) In September 2002, Mr. Caporale was granted an option to purchase 205,892 shares of Holdings common stock and 55,758 shares of Holdings' preferred stock as follows:

        - Time-Based Options granted with the option to purchase 106,280 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 63,768 shares of common stock at $10 per share;

        - Roll-Over Options granted with an option to purchase 23,221 shares of preferred stock and 17,781 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.7657 shares of common stock, at a unit exercise price of $31.09.

        - Roll-Over Options granted with an option to purchase 23,194 shares of preferred stock and 18,063 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.7788 shares of common stock, at a unit exercise price of $29.91.

(5) In September 2002, Mr. LaVanway was granted an option to purchase 66,981 shares of Holdings common stock and 4,678 shares of Holdings' preferred stock as follows:

        - Time-Based Options granted with the option to purchase 39,855 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 23,913 shares of common stock at $10 per share;

        - Roll-Over Options granted with an option to purchase 4,678 shares of preferred stock and 3,213 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.686832 shares of common stock, at a unit exercise price of $38.21.

(6) In September 2002, Mr. Bloom was granted an option to purchase 56,483 shares of Holdings common stock and 4,665 shares of Holdings' preferred stock as follows:

        - Time-Based Options granted with the option to purchase 33,212 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 19,927 shares of common stock at $10 per share;

        - Roll-Over Options granted with an option to purchase 4,665 shares of preferred stock and 3,344 shares of common stock. Each option must be exercised as a unit, with each unit comprising one share of preferred stock and 0.716827 shares of common stock, at a unit exercise price of $35.50.

(7) In September 2002, Mr. Franco was granted an option to purchase 21,256 shares of Holdings common stock as follows:

        - Time-Based Options granted with the option to purchase 13,285 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 7,971 shares of common stock at $10 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is a wholly owned subsidiary of Holdings. The capital stock of Holdings consists of preferred stock, par value $0.01 per share (the "preferred stock"), class A common stock, par value $0.01 per share (the "class A common stock") and class B non-voting common stock, par value $0.01 per share ("class B common stock" and collectively with the class A common stock, the "common stock"). The preferred stock is senior in right of payment to the common stock. Holders of preferred stock have no voting rights except as required by law. Harvest Funds (as defined by footnote 3 below) owns approximately 30.7% of the voting stock of Holdings and is party to an amended and restated stockholders agreement dated as of April 19, 2002, regarding the ownership and voting of the common stock of Holdings. By virtue of such stock ownership and stockholders agreement, Harvest Funds will have the ability to designate a majority of the board of directors of Holdings and to control actions to be taken by the Company's stockholder and/or board of directors, including amendments to the Company's certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets.

     The following table sets forth certain information as of February 28, 2003 regarding the beneficial ownership of:

     - Harvest Funds in Holdings;

     - the directors of Holdings

     - the directors and named executive officers of the Company; and

     - all directors and executive officers of the Company and directors of Holdings as a group.

     The Company determined beneficial ownership in accordance with the rules of the Commission, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials Incorporated, 280 Park Avenue, New York, New York 10017.

                                       CLASS A
                                     COMMON STOCK           PREFERRED STOCK         VOTING SECURITIES
                                ----------------------   ----------------------   ----------------------
                                NUMBER OF                NUMBER OF                NUMBER OF
                                 SHARES     PERCENTAGE    SHARES     PERCENTAGE    SHARES     PERCENTAGE
                                ---------   ----------   ---------   ----------   ---------   ----------
Harvest Funds(1)(2)(3)........   500,000       30.7%      450,000       30.3%      500,000       30.7%
Ira D. Kleinman(4)............   500,000       30.7%      450,000       30.3%      500,000       30.7%
Michael Caporale, Jr.(5)......    65,602        3.9%       46,415        3.0%       65,602        3.9%
D. Keith LaVanway(6)..........    14,372          *         4,678          *        14,372          *
Thomas W. Arenz(7)............   500,000       30.7%      450,000       30.3%      500,000       30.7%
Jonathan C. Angrist(8)........        --         --            --         --            --         --
Kenneth L. Bloom(9)...........    12,643          *         4,665          *        12,643          *
Robert M. Franco(10)..........     3,720          *            --         --         3,720          *
Dennis Vollmershausen(11).....     1,893          *           900          *         1,893          *
Kevin Hayes(12)...............   228,719       14.0%      205,847       13.9%      228,719       14.0%
All directors and executive
  officers as a group (9
  persons)....................   826,949       47.9%      712,505       46.3%      826,949       47.9%

---------------

  *  Less than 1%.

 (1) Holdings is controlled by Harvest Funds, by reason of their collective right to designate a majority of the members of the board of directors of Holdings. Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) ("Harvest Partners III, GbR"), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG ("Harvest Partners IV KG"). Harvest Associates III, L.L.C., which has six members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has six members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, Inc. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

 (2) Includes 131,978 shares of common stock and 118,780 shares of preferred stock owned by Harvest Partners III, L.P. and 18,022 shares of common stock and 16,220 shares of preferred stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Funds may hold two classes of preferred stock or notes convertible into preferred stock. Harvest Associates III, L.L.C. has six members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of Holdings. The six members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, William Kane and Thomas Arenz. Mr. Kleinman and Mr. Arenz are on the Company's board of directors. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim, Kane and Arenz disclaims beneficial ownership of the shares of common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

 (3) Includes 273,000 shares of common stock and 245,700 shares of common stock owned by Harvest Partners IV, L.P. and 77,000 shares of common stock and 69,300 shares of preferred stock owned by Harvest Partners IV GmbH & Co. KG or Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has six members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of Holdings beneficially owned by it. The six members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, William Kane and Thomas Arenz. Mr. Kleinman and Mr. Arenz are on the Company's board of directors. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim, Kane and Arenz disclaims beneficial ownership of the shares of common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG are collectively referred to as the "Harvest Funds." The address of the named entities is 280 Park Avenue, 33rd Floor, New York, New York 10017.

 (4) Includes shares of class A common stock and preferred stock owned by Harvest Partners III, L.P. and shares of class A common stock and preferred stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of class A common stock and preferred stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of Holdings beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

 (5) Includes options to purchase 65,602 shares of class A common stock and 46,415 shares of preferred stock. This reflects the conversion of options held by Mr. Caporale to purchase shares of common stock of the Predecessor prior to the merger into options to purchase shares of common and preferred stock of Holdings.

 (6) Includes options to purchase 14,372 shares of class A common stock and 4,678 shares of preferred stock. This reflects the conversion of options held by Mr. LaVanway to purchase shares of common stock of the Predecessor prior to the merger into options to purchase shares of common and preferred stock of Holdings.

 (7) Includes shares of class A common stock and preferred stock owned by Harvest Partners III, L.P. and shares of class A common stock and preferred stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of class A common stock and preferred stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Arenz is a member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of Holdings beneficially owned by them. Mr. Arenz disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

 (8) Mr. Angrist is a director of Holdings and the Company.

 (9) Includes options to purchase 12,643 shares of class A common stock and 4,665 shares of preferred stock. This reflects the conversion of options held by Mr. Bloom to purchase shares of common stock of the Predecessor prior to the merger into options to purchase shares of common and preferred stock of Holdings.

(10) Includes options to purchase 3,720 shares of class A common stock.

(11) Includes 1,000 shares of common stock and 900 shares of preferred stock owned through a personal holding company in the name of 3755428 Canada Inc, a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen was also granted options to purchase 893 shares of class A common stock.

(12) Mr. Hayes is a director for Holdings, representing four of Holdings stockholders, Weston Presidio Capital IV, L.P. ("Fund IV"), Weston Presidio Capital III, L.P. ("Fund III"), WPC Entrepreneur Fund, L.P. ("WP EF") and WPC Entrepreneur Fund II, L.P. ("WP EF II"). Fund IV, Fund III, WP EF and WPEF II are collectively referred to as the "Weston Funds." Mr. Hayes' election as a director is prescribed by the Holdings stockholders' agreement. The shares included in the table above includes shares held by the Weston Funds as follows: Fund III holds 65,992 shares of Class A common stock and 59,393 shares of preferred stock; Fund IV holds 156,986 shares of Class A Common Stock and 141,288 shares of preferred stock; WP EF holds 3,256 shares of class A common stock and 2,930 shares of preferred stock; and WP EF II holds 2,485 shares of class A common stock and 2,236 shares of preferred stock.

     Mr. Hayes is a member or partner, as the case may be, of the general partner of the Weston Funds. Mr. Hayes disclaims beneficial ownership of the shares held by the Weston Funds, except to the extent of his pecuniary interest therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE MERGER

  THE MERGER AGREEMENT

     On March 16, 2002, the Company, Simon Acquisition Corp. and Holdings (formerly known as Harvest/ AMI Holdings Inc.) entered into an agreement and plan of merger pursuant to which Simon Acquisition Corp. commenced a tender offer to purchase all of the issued and outstanding shares of common stock of the Predecessor, at a price of $50.00 per share, net to the seller in cash. Following the completion of the merger, Simon Acquisition Corp. merged into the Company and the Company continued as the surviving corporation.

     The Merger Agreement contained customary representations and warranties by the Company to Simon Acquisition Corp. and Holdings, as well as customary representations and warranties by Simon Acquisition Corp. and Holdings to the Company.

     The Merger Agreement provides that the Company will indemnify and hold harmless each person who is now or at any time has been a director or officer of the Company, and their heirs and personal representatives, against liabilities and expenses incurred in connection with any proceeding arising out of or pertaining to any action or omission occurring prior to the effective time of the merger.

     Pursuant to the merger agreement, promptly following the commencement of the equity tender offer, the Company commenced a tender offer for its then outstanding 9 1/4% notes and a solicitation of consents from holders of the existing notes to amend certain terms of the related indenture to facilitate the financings contemplated by the merger agreement.

     Following the merger of Simon Acquisition Corp. with the Company on April 19, 2002, the Company became a wholly owned subsidiary of Holdings. As a result, Holdings has the right to appoint all of the Company's directors.

  TENDER AND VOTING AGREEMENT

     In connection with the execution of the merger agreement, Mr. William W. Winspear, who, at the time, was the Chairman of the Board, President and Chief Executive Officer of the Company and who beneficially owned at the time of the merger agreement 3,097,242 shares of common stock of the Predecessor, representing approximately 42% of the outstanding shares of common stock of the Company on a fully diluted basis, entered into a tender and voting agreement with Simon Acquisition Corp. and Holdings. Mr. Winspear agreed to validly tender all of his shares and, until the termination of the tender and voting agreement, to vote or cause to be voted all of the shares which Mr. Winspear has the right to vote in favor of the merger and the approval of the terms of the merger agreement and in favor of each of the other transactions contemplated by the merger agreement, and against any other action that could adversely affect the transactions contemplated by the merger agreement. Mr. Winspear made customary representations and warranties relating to ownership of shares of the Company, power and authority, execution and delivery, no conflicts, no finder's fees, and reliance by Holdings.

THE STOCKHOLDERS AGREEMENT

     The stockholders of Holdings have entered into a stockholders agreement, which governs certain relationships among, and contains certain rights and obligations of, such stockholders. The stockholders agreement, among other things, (1) limits the ability of the stockholders to transfer their shares in Holdings except in certain permitted transfers as defined therein; (2) provides for certain tag-along obligations and certain bring-along rights; (3) provides for certain registration rights; and (4) provides for certain preemptive rights.

     The stockholders agreement provides that the parties thereto must vote their shares to elect a board of directors consisting of at least four persons designated by the stockholders who are affiliates of Harvest Partners, Inc., our chief executive officer, a person designated by PPM America Private Equity Fund, LP and a person designated by Weston Presidio Service Company, LLC. Pursuant to the stockholders agreement, Harvest Partners, Inc. will have the power to control the amendment of the certificate of incorporation of Holdings, excluding changes that would disproportionately and adversely affect the rights of any stockholder (other than stockholders who are affiliates of Harvest Partners, Inc.). In addition, all stockholders of Holdings have granted the Harvest funds the right, in certain circumstances, to require such stockholders to sell their shares in Holdings in a sale of substantially all of the assets of Holdings or a majority of the common stock of Holdings or the Company, to any party other than an affiliate of Harvest Partners, Inc.

     Pursuant to the stockholders agreement, the stockholders (other than stockholders that are affiliates of Harvest Partners, Inc.) are granted "tag-along" rights under which such stockholders have the option of participating in certain sales of capital stock of Holdings by the stockholders who are affiliates of Harvest Partners, Inc. at the same price and other terms as such affiliates.

     Pursuant to the stockholders agreement, the stockholders are entitled to certain rights with respect to registration under the Securities Act of certain shares held by them including, in the case of affiliates of Harvest Partners, Inc., certain demand registration rights. The stockholders agreement also provides for certain preemptive rights. Subject to certain conditions, the preemptive rights grant the right to purchase shares in a share issuance of Holdings.

     The stockholders agreement provides that it shall terminate, except with respect to the registration rights of the stockholders, upon the closing of an underwritten registered public offering of common stock of Holdings.

MANAGEMENT AGREEMENT

     The Company entered into a management agreement with Harvest Partners. Under the management agreement, Harvest Partners received a one-time fee of $5.0 million in connection with structuring and implementing the acquisition of the Company. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of $0.8 million, payable on a quarterly basis in advance, which began on the date of execution of this agreement. The fee will be adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. The Company will reimburse Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

AMERCABLE

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable management and Wingate Partners III, L.P., for net proceeds of approximately $28.3 million in cash and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date. Robert F. Hogan, Jr., president and chief executive officer of the AmerCable division and vice president of the Company prior to the sale, is the president, chief executive officer and chairman of the board of AmerCable Incorporated.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

          The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

     (b) Changes in internal controls.

          The Company maintains a system of internal accounting controls that are designed to provide reasonable assurance that the Company's books and records accurately reflect the Company's transactions and that the Company's established policies and procedures are followed. There were no significant changes to the Company's internal controls or other factors that could significantly affect its internal controls subsequent to their evaluation as of the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are included in this report.

(A)(1) FINANCIAL STATEMENTS

     See Index to Financial Statements at Item 8 on Page 29 of this report.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the financial statements or the notes thereto.

(B) REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

(C) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and
          the Company (incorporated by reference to Exhibit 99(d)(1)
          of Schedule TO filed by Associated Materials Holdings, Inc.
          and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).
  3.1     Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
  3.2     Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
  3.3     Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  3.4     Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  4.1     Registration Rights Agreement, dated as of April 23, 2002, by and among the Company, AMI Management Company, Credit
          Suisse First Boston Corporation, UBS Warburg LLC and CIBC
          World Markets Corp. (incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on Form S-4,
          Commission File No. 333-92010, filed on July 3, 2002).
  4.2     Indenture governing the Company's 9 3/4% Senior Subordinated
          Notes Due 2012, dated as of April 23, 2002, by and among the
          Company, AMI Management Company and Wilmington Trust Company
          (incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
  4.3     Supplemental Indenture governing the Company's 9 3/4% Senior
          Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Alside, Inc. and
          Wilmington Trust Company (incorporated by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
  4.4     Form of the Company's 9 3/4% Senior Subordinated Note Due
          2012 (incorporated by reference to Exhibit 4.4 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
  4.5     Form of Indenture governing the Company's 9 1/4% Senior
          Subordinated Notes due 2008, between the Company and The
          Bank of New York Trust Company of Florida, N.A. (as
          successor to U.S. Trust Company of Texas, N.A.)
          (incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-1/A, File No. 333-42067,
          filed on January 30, 1998).
  4.6     First Supplemental Indenture governing the Company's 9 1/4%
          Senior Subordinated Notes due 2008, dated as of April 4,
          2002, by and among the Company and The Bank of New York
          Trust Company of Florida, N.A (as successor to U.S. Trust
          Company of Texas, N.A.) (incorporated by reference to
          Exhibit 4.6 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
  4.7     Form of 9 1/4% Senior Subordinated Note due 2008
          (incorporated by reference to Exhibit A of 4.1 to the
          Company's Registration Statement on Form S-1/A, Commission
          File No. 333-42067, filed on January 30, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Credit Agreement, dated as of April 19, 2002, by and among the Company, Associated Materials Holdings Inc., the various financial institutions and other Persons from time to time parties thereto, UBS AG, Stamford Branch, as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, CIBC World Markets Corp., as
          documentation agent, and UBS Warburg LLC and Credit Suisse
          First Boston Corporation, as joint lead arrangers (the
          "Credit Agreement") (incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form S-4,
          Commission File No. 333-92010, filed on July 3, 2002).
 10.2     Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG,
          Stamford Branch, as administrative agent (incorporated by
          reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.3     Form of Subsidiary Security and Pledge Agreement, by each
          subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit
          Agreement) (incorporated by reference to Exhibit 10.3 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
 10.4     Form of Subsidiary Guaranty, by each subsidiary of the
          Company from time to time party thereto in favor of UBS AG,
          Stamford Branch, as administrative agent, on behalf of the
          Secured Parties (as defined in the Credit Agreement)
          (incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.5     Assumption Agreement, dated as of April 19, 2002, by and
          among the Company and AMI Management Company, as guarantors
          (incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.6     Agreement of Sale, dated as of January 30, 1984, between USX
          Corporation (formerly United States Steel Corporation)
          ("USX") and the Company (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1, Commission File No. 33-64788).
 10.7     Amendment Agreement, dated as of February 29, 1984, between
          USX and the Company (incorporated by reference to Exhibit
          10.2 to the Company's Registration Statement on Form S-1,
          File No. 33-64788).
 10.8     Form of Indemnification Agreement between the Company and
          each of the directors and executive officers of the Company
          (incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1, File No. 33-84110).
 10.9     Incentive Bonus Plan of the Company (incorporated by
          reference to Exhibit 10.10 to the Company's Annual Report on
          Form 10-K filed for December 31, 2000).
 10.10    Severance Agreement, dated December 27, 2001, between the
          Company and Robert F. Hogan, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
          filed for December 31, 2001).
 10.11    Management Agreement, dated as of April 19, 2002, by and
          between Harvest Partners, Inc. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.12    Asset Purchase Agreement, dated as of June 24, 2002, between the Company and AmerCable Incorporated (incorporated by
          reference to Exhibit 10.12 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.13    Associated Materials Holdings Inc. 2002 Stock Option Plan
          (incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.14    Employment Agreement, dated as of July 1, 2002, between the
          Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
          Form S-4/ A, Commission File No. 333-92010, filed on
          September 12, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.15    Employment Agreement, dated as of August 21, 2002, between the Company and D. Keith LaVanway (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on
          September 12, 2002).
 10.16    Agreement, dated as of January 1, 1998, between Shintech
          Incorporated and the Alside division of the Company
          (incorporated by reference to Exhibit 10.16 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on October 16, 2002).*
 10.17    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.17 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on October 10, 2002).
 10.18    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on September 12, 2002).
 10.19    Employment Agreement, dated as of August 21, 2002, between the Company and Kenneth L. Bloom (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.20    Employment Agreement, dated as of August 21, 2002, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on
          Form S-4/ A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.21    Severance Agreement, dated as of December 27, 2001, between the Company and Robert L. Winspear (incorporated by
          reference to Exhibit 10.14 to the Company's Annual Report on
          Form 10-K filed for December 31, 2001).
 21.1     Subsidiaries of the Company (incorporated by reference to
          Exhibit 21.1 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
 99.1     Form of Letter of Transmittal (incorporated by reference to
          Exhibit 99.1 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
 99.2     Form of Notice of Guaranteed Delivery (incorporated by
          reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 99.3     Certification of the Chief Executive Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
 99.4     Certification of the Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

---------------

* Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment of information in accordance with Rule 406 of the Securities Act.

** This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASSOCIATED MATERIALS INCORPORATED

                                          By:   /s/ MICHAEL CAPORALE, JR.
                                            ------------------------------------
                                                   Michael Caporale, Jr.
                                             President, Chief Executive Officer
                                                         and Director
                                               (Principal Executive Officer)

                                          By:     /s/ D. KEITH LAVANWAY
                                            ------------------------------------
                                                     D. Keith LaVanway
                                              Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
                                              (Principal Financial Officer and
                                                          Principal
                                                    Accounting Officer)

Date: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----



           /s/ MICHAEL CAPORALE, JR.               President, Chief Executive Officer   March 27, 2003
------------------------------------------------              and Director
             Michael Caporale, Jr.                   (Principal Executive Officer)




             /s/ D. KEITH LAVANWAY                  Vice President, Chief Financial     March 27, 2003
------------------------------------------------    Officer, Treasurer and Secretary
               D. Keith LaVanway                    (Principal Financial Officer and
                                                     Principal Accounting Officer)




              /s/ IRA D. KLEINMAN                        Chairman of the Board          March 27, 2003
------------------------------------------------
                Ira D. Kleinman




              /s/ THOMAS W. ARENZ                               Director                March 27, 2003
------------------------------------------------
                Thomas W. Arenz




            /s/ JONATHAN C. ANGRIST                             Director                March 27, 2003
------------------------------------------------
              Jonathan C. Angrist

                                 CERTIFICATION

     I, Michael Caporale, Jr., President, Chief Executive Officer and Director, certify that:

          1. I have reviewed this annual report on Form 10-K of Associated Materials Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:   /s/ MICHAEL CAPORALE, JR.
                                            ------------------------------------
                                                   Michael Caporale, Jr.
                                             President, Chief Executive Officer
                                                         and Director
                                               (Principal Executive Officer)

                                 CERTIFICATION

     I, D. Keith LaVanway, Vice President, Chief Financial Officer, Treasurer and Secretary, certify that:

          1. I have reviewed this annual report on Form 10-K of Associated Materials Incorporated;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ D. KEITH LAVANWAY
                                            ------------------------------------
                                                     D. Keith LaVanway
                                              Vice President, Chief Financial
                                                           Officer,
                                                  Treasurer and Secretary
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and
          the Company (incorporated by reference to Exhibit 99(d)(1)
          of Schedule TO filed by Associated Materials Holdings, Inc.
          and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).
  3.1     Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
  3.2     Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
  3.3     Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  3.4     Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  4.1     Registration Rights Agreement, dated as of April 23, 2002, by and among the Company, AMI Management Company, Credit
          Suisse First Boston Corporation, UBS Warburg LLC and CIBC
          World Markets Corp. (incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on Form S-4,
          Commission File No. 333-92010, filed on July 3, 2002).
  4.2     Indenture governing the Company's 9 3/4% Senior Subordinated
          Notes Due 2012, dated as of April 23, 2002, by and among the
          Company, AMI Management Company and Wilmington Trust Company
          (incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
  4.3     Supplemental Indenture governing the Company's 9 3/4% Senior
          Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Alside, Inc. and
          Wilmington Trust Company (incorporated by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
  4.4     Form of the Company's 9 3/4% Senior Subordinated Note Due
          2012 (incorporated by reference to Exhibit 4.4 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
  4.5     Form of Indenture governing the Company's 9 1/4% Senior
          Subordinated Notes due 2008, between the Company and The
          Bank of New York Trust Company of Florida, N.A. (as
          successor to U.S. Trust Company of Texas, N.A.)
          (incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-1/A, File No. 333-42067,
          filed on January 30, 1998).
  4.6     First Supplemental Indenture governing the Company's 9 1/4%
          Senior Subordinated Notes due 2008, dated as of April 4,
          2002, by and among the Company and The Bank of New York
          Trust Company of Florida, N.A (as successor to U.S. Trust
          Company of Texas, N.A.) (incorporated by reference to
          Exhibit 4.6 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
  4.7     Form of 9 1/4% Senior Subordinated Note due 2008
          (incorporated by reference to Exhibit A of 4.1 to the
          Company's Registration Statement on Form S-1/A, Commission
          File No. 333-42067, filed on January 30, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Credit Agreement, dated as of April 19, 2002, by and among the Company, Associated Materials Holdings Inc., the various financial institutions and other Persons from time to time parties thereto, UBS AG, Stamford Branch, as administrative agent, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, CIBC World Markets Corp., as
          documentation agent, and UBS Warburg LLC and Credit Suisse
          First Boston Corporation, as joint lead arrangers (the
          "Credit Agreement") (incorporated by reference to Exhibit
          10.1 to the Company's Registration Statement on Form S-4,
          Commission File No. 333-92010, filed on July 3, 2002).
 10.2     Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG,
          Stamford Branch, as administrative agent (incorporated by
          reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.3     Form of Subsidiary Security and Pledge Agreement, by each
          subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit
          Agreement) (incorporated by reference to Exhibit 10.3 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
 10.4     Form of Subsidiary Guaranty, by each subsidiary of the
          Company from time to time party thereto in favor of UBS AG,
          Stamford Branch, as administrative agent, on behalf of the
          Secured Parties (as defined in the Credit Agreement)
          (incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.5     Assumption Agreement, dated as of April 19, 2002, by and
          among the Company and AMI Management Company, as guarantors
          (incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.6     Agreement of Sale, dated as of January 30, 1984, between USX
          Corporation (formerly United States Steel Corporation)
          ("USX") and the Company (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1, Commission File No. 33-64788).
 10.7     Amendment Agreement, dated as of February 29, 1984, between
          USX and the Company (incorporated by reference to Exhibit
          10.2 to the Company's Registration Statement on Form S-1,
          File No. 33-64788).
 10.8     Form of Indemnification Agreement between the Company and
          each of the directors and executive officers of the Company
          (incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1, File No. 33-84110).
 10.9     Incentive Bonus Plan of the Company (incorporated by
          reference to Exhibit 10.10 to the Company's Annual Report on
          Form 10-K filed for December 31, 2000).
 10.10    Severance Agreement, dated December 27, 2001, between the
          Company and Robert F. Hogan, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K
          filed for December 31, 2001).
 10.11    Management Agreement, dated as of April 19, 2002, by and
          between Harvest Partners, Inc. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.12    Asset Purchase Agreement, dated as of June 24, 2002, between the Company and AmerCable Incorporated (incorporated by
          reference to Exhibit 10.12 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.13    Associated Materials Holdings Inc. 2002 Stock Option Plan
          (incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.14    Employment Agreement, dated as of July 1, 2002, between the
          Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
          Form S-4/ A, Commission File No. 333-92010, filed on
          September 12, 2002).
 10.15    Employment Agreement, dated as of August 21, 2002, between the Company and D. Keith LaVanway (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on
          September 12, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.16    Agreement, dated as of January 1, 1998, between Shintech
          Incorporated and the Alside division of the Company
          (incorporated by reference to Exhibit 10.16 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on October 16, 2002).*
 10.17    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.17 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on October 10, 2002).
 10.18    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on September 12, 2002).
 10.19    Employment Agreement, dated as of August 21, 2002, between the Company and Kenneth L. Bloom (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.20    Employment Agreement, dated as of August 21, 2002, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on
          Form S-4/ A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.21    Severance Agreement, dated as of December 27, 2001, between the Company and Robert L. Winspear (incorporated by
          reference to Exhibit 10.14 to the Company's Annual Report on
          Form 10-K filed for December 31, 2001).
 21.1     Subsidiaries of the Company (incorporated by reference to
          Exhibit 21.1 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
 99.1     Form of Letter of Transmittal (incorporated by reference to
          Exhibit 99.1 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
 99.2     Form of Notice of Guaranteed Delivery (incorporated by
          reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 99.3     Certification of the Chief Executive Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
 99.4     Certification of the Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

---------------

* Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment of information in accordance with Rule 406 of the Securities Act.

** This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.