Form 10-Q
period 2003-03-29
ASSOCIATED MATERIALS INC
filed 2003-05-12
CIK 802967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__       EXCHANGE ACT OF 1934

         For the quarterly period ended                 March 29, 2003
                                       -----------------------------------------

                                                              or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                        Commission file number: 000-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      75-1872487
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation of Organization)


     3773 State Rd. Cuyahoga Falls, Ohio                   44223
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code     (330) 929 -1811
                                                   -----------------------------

                        Former Fiscal Year: December 31st
--------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
      -------

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes               No    X
      -------         -----


         As of May 5, 2003, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

                        ASSOCIATED MATERIALS INCORPORATED
                   REPORT FOR THE QUARTER ENDED MARCH 29, 2003


                                                                            Page
No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Balance Sheets.........................................................  1
       March 29, 2003 (Unaudited) and December 31, 2002 - Successor

      Statements of Operations (Unaudited)...................................  2
       Quarter ended March 29, 2003 - Successor
       Quarter ended March 31, 2002 - Predecessor

      Statements of Cash Flows (Unaudited)...................................  3
       Quarter ended March 29, 2003 - Successor
       Quarter ended March 31, 2002 - Predecessor

      Notes to Financial Statements (Unaudited)..............................  4

   Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............  7

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 12

   Item 4.  Controls and Procedures.......................................... 12

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 13

   Item 6.  Exhibits and Reports on Form 8-K................................. 13




SIGNATURES................................................................... 14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                (Unaudited)
                                                                                 March 29,              December 31,
                                                                                    2003                    2002
                                                                                -----------             ------------
                                                                                             Successor
                                                                                ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................           $     2,853              $    13,022
   Accounts receivable, net..........................................                62,252                   67,861
   Inventory.........................................................                65,366                   60,369
   Income taxes receivable...........................................                 8,106                    4,675
   Deferred income taxes.............................................                 3,653                    3,653
   Other current assets..............................................                 4,235                    4,604
                                                                                -----------              -----------
     Total current assets............................................               146,465                  154,184

Property, plant and equipment, net...................................                99,293                   99,113
Goodwill.............................................................               197,461                  197,461
Trademarks and trade names, net......................................                97,108                   97,504
Patents, net.........................................................                 6,020                    6,186
Other assets.........................................................                10,696                   11,089
                                                                                -----------              -----------
         Total assets................................................           $   557,043              $   565,537
                                                                                ===========              ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable..................................................           $    27,505              $    31,319
   Accrued liabilities...............................................                28,815                   34,319
                                                                                -----------              -----------
     Total current liabilities.......................................                56,320                   65,638

Deferred income taxes................................................                58,976                   58,976
Other liabilities....................................................                20,898                   20,746
Long-term debt.......................................................               248,100                  242,408
Stockholder's equity.................................................               172,749                  177,769
                                                                                -----------              -----------
         Total liabilities and stockholder's equity..................           $   557,043              $   565,537
                                                                                ===========              ===========


                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                                                 Quarter                  Quarter
                                                                                  Ended                    Ended
                                                                                 March 29,                March 31,
                                                                                   2003                     2002
                                                                                ------------------------------------
                                                                                Successor                Predecessor
                                                                                ---------                -----------

Net sales............................................................           $   110,944              $   123,198
Cost of sales........................................................                82,776                   90,778
                                                                                -----------              -----------
Gross profit.........................................................                28,168                   32,420
Selling, general and administrative expense..........................                31,310                   31,219
                                                                                -----------              -----------
Income (loss) from operations........................................                (3,142)                   1,201
Interest expense, net................................................                 5,438                    1,669
Merger transaction costs.............................................                     -                    2,002
                                                                                -----------              -----------
Loss before taxes....................................................                (8,580)                  (2,470)
Income taxes.........................................................                (3,560)                    (951)
                                                                                ------------             ------------
Net loss.............................................................           $    (5,020)             $    (1,519)
                                                                                ============             ============




                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Quarter                Quarter
                                                                                     Ended                  Ended
                                                                                   March 29,              March 31,
                                                                                     2003                   2002
                                                                                  ---------------------------------
                                                                                   Successor             Predecessor
                                                                                   ---------             -----------
       OPERATING ACTIVITIES
       Net loss........................................................           $   (5,020)            $   (1,519)
       Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization..............................                2,717                  2,979
            Tax benefit from stock option exercise.....................                    -                    113
            Amortization of deferred financing costs...................                  344                      -
            Changes in operating assets and liabilities:
              Accounts receivable, net.................................                5,609                  4,126
              Inventories..............................................               (4,997)                (4,838)
              Income taxes.............................................               (3,431)                (2,533)
              Accounts payable and accrued liabilities.................               (9,318)               (10,844)
              Other....................................................                  570                    523
                                                                                  ----------             ----------
       Net cash used in operating activities...........................              (13,526)               (11,993)

       INVESTING ACTIVITIES
       Additions to property, plant and equipment......................               (2,335)                (3,118)
                                                                                  ----------             -----------
       Net cash used in investing activities...........................               (2,335)                (3,118)

       FINANCING ACTIVITIES
       Net increase in revolving line of credit........................                6,600                      -
       Redemption of 9 1/4% senior subordinated notes..................                 (908)                     -
       Dividends paid..................................................                    -                   (339)
       Stock options...................................................                    -                     94
                                                                                  ----------             ----------
       Net cash provided by (used in) financing activities.............                5,692                   (245)
                                                                                  ----------             -----------
       Net decrease in cash............................................              (10,169)               (15,356)
       Cash at beginning of period.....................................               13,022                 28,869
                                                                                  ----------             ----------
       Cash at end of period...........................................           $    2,853             $   13,513
                                                                                  ==========             ==========

       Supplemental information:
       Cash paid for interest..........................................           $      103             $    3,493
                                                                                  ==========             ==========
       Cash paid (received) for income taxes...........................           $     (129)            $    2,254
                                                                                  ===========            ==========


                             See accompanying notes

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 29, 2003
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The unaudited financial statements of Associated Materials Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in its annual report on form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

         The Company elected to change its fiscal year from a calendar year ending on December 31st to a 52 / 53 week fiscal year that ends on the Saturday closest to December 31st. The first quarter of fiscal 2003 began on January 1, 2003 and ended on March 29, 2003. The Company's 2003 fiscal year end will be January 3, 2004.

         The Company's results of operations prior to the date of the merger transaction (see Note 2) are presented as the results of the Predecessor. The results of operations, including the merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's first quarter 2002 results are included in the results of continuing operations of the Predecessor.

         The Company is a manufacturer of exterior residential building products, which are distributed through 90 company-owned Supply Centers across the United States. The Company produces a broad range of vinyl siding and vinyl window product lines as well as vinyl fencing, vinyl decking and vinyl garage doors. Because most of the Company's building products are intended for exterior use, the Company's sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each year historically result in that quarter producing significantly less sales revenue and profits than in any other period of the year. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year. The Company's net loss and comprehensive loss are the same for each period presented.

NOTE 2 - PRO FORMA INFORMATION

         On April 19, 2002, a cash tender offer for the Company's then outstanding common stock for $50 per share and a cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes were completed. As a result, the Company became a privately held, wholly-owned subsidiary of Associated Materials Holdings Inc. ("Holdings"), which is controlled by affiliates of Harvest Partners, Inc. The merger was accounted for using the purchase method of accounting. The total consideration of $379.5 million was allocated to tangible and intangible assets acquired and liabilities assumed based on fair values at the date of the acquisition based on valuation estimates and certain assumptions. The purchase consideration of $379.5 million, tender offer of the $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% senior subordinated notes due 2012 ("9 3/4% notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

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

         The following pro forma information for the quarter ended March 31, 2002 was prepared as if the merger transaction and the sale of AmerCable occurred as of the beginning of the period. On a pro forma basis, the Company would have had:


                                                                                      Quarter
                                                                                        Ended
                                                                                      March 31,
                                                                                         2002
                                                                                      ---------

Net sales......................................................................     $   111,062
Net loss.......................................................................     $    (2,586)


NOTE 3 - INVENTORIES

         Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                                                          March 29,      December 31,
                                                                                            2003             2002
                                                                                            ----             ----

Raw materials..................................................................          $   12,144       $   13,545
Work-in-process................................................................               5,041            3,928
Finished goods and purchased stock.............................................              48,181           42,896
                                                                                         ----------       ----------
                                                                                         $   65,366       $   60,369
                                                                                         ==========       ==========

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill of $197.5 million consists of the purchase price for the merger transaction in excess of the fair value of the tangible and intangible net assets acquired. Other intangible assets consist of the Company's trademarks and trade name of $98.7 million and patents of approximately $6.8 million. The Company has determined one trademark and the Alside trade name totaling $74.7 million have indefinite useful lives. The remaining $24.0 million of trademarks are being amortized on a straight-line basis over their estimated remaining useful lives of 15 years. Patents are being amortized on a straight-line basis over their estimated remaining useful lives of 10 years. Amortization expense related to trademarks and patents was approximately $0.4 million and $0.2 million, respectively for the quarter ended March 29, 2003. There was no amortization expense for the quarter ended March 31, 2002. Accumulated amortization related to trademarks and patents was approximately $1.6 million and $0.8 million, respectively as of March 29, 2003 and approximately $1.2 million and $0.6 million, respectively as of December 31, 2002.

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                      March 29,           December 31,
                                                                                        2003                 2002
                                                                                        ----                 ----
9 3/4% notes...................................................................      $  165,000           $  165,000
Term loan under credit facility................................................          76,500               76,500
Revolving loans under credit facility..........................................           6,600                    -
9 1/4% notes...................................................................               -                  908
                                                                                     ----------           ----------
                                                                                     $  248,100           $  242,408
                                                                                     ==========           ==========

         The Company's $165 million of 9 3/4% notes due in 2012 pay interest semi-annually in April and October. The Company's credit facility includes term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly at the end of each calendar quarter, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007. No interest was paid on the credit facility in the first quarter of 2003 due to the fiscal quarter ending before March 31, 2003.

         The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of March 29, 2003. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2002 were sufficient such that no additional principal payments were required in 2003 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within 12 months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

         The Company has one subsidiary, which is a wholly owned subsidiary having no assets, liabilities or operations. This subsidiary fully and unconditionally guarantees the Company's 9 3/4% notes.

NOTE 6 - STOCK PLANS

         The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net loss for the quarters ended March 29, 2003 and March 31, 2002 would have been (in thousands):

                                                                        Quarter           Quarter
                                                                         Ended             Ended
                                                                       March 29,         March 31,
                                                                         2003               2002
                                                                         ----               ----
                                                                       Successor        Predecessor
                                                                       ---------        -----------
Net loss as reported .......................................        $      (5,020)     $     (1,519)
Pro forma stock based employee compensation cost, net of tax                  (32)              (57)
                                                                     -------------     -------------
Pro forma net loss..........................................        $      (5,052)     $     (1,576)
                                                                    ==============     =============

NOTE 7 - INCOME TAXES

         As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. Due to the seasonal nature of the Company's operating results, the Company has recorded an income tax benefit on the loss before taxes for the quarter ended March 29, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         On April 19, 2002, a cash tender offer for the Company's then outstanding common stock for $50 per share and a cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes were completed. As a result, the Company became a privately held, wholly-owned subsidiary of Associated Materials Holdings Inc., which is controlled by affiliates of Harvest Partners, Inc.

         The Company's results of operations prior to the date of the merger transaction are presented as the results of the Predecessor. The results of operations, including the merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's first quarter 2002 results are included in the results of continuing operations of the Predecessor.

         The Company has changed the way it describes its historical financial performance in connection with the adoption by the SEC of rules affecting the use and disclosure of non-GAAP financial measures. Accordingly, EBITDA as used in this report has not been adjusted for items that may impact its comparability to prior periods, including items such as AmerCable's results of operations and merger transaction costs. A reconciliation of EBITDA to net loss is included in the table below.

         The following table sets forth for the periods indicated the results of the Company's operations by segment:

                        ASSOCIATED MATERIALS INCORPORATED
           CONDENSED SUCCESSOR / PREDECESSOR STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  QUARTER          QUARTER
                                                   ENDED            ENDED
                                                 MARCH 29,        MARCH 31,
                                                    2003             2002
                                                 SUCCESSOR       PREDECESSOR
                                                 ---------       -----------
Net sales
     Alside.............................          $110,944         $ 111,062
     AmerCable..........................                 -            12,136
                                                  --------         ---------
         Total..........................           110,944           123,198

Gross profit
     Alside.............................            28,168            30,691
     AmerCable..........................                 -             1,729
                                                  --------         ---------
         Total..........................            28,168            32,420

Selling, general and administrative expense
     Alside.............................            31,310            29,572
     AmerCable..........................                 -             1,647
                                                  --------         ---------
         Total                         .            31,310            31,219
                                                  --------         ---------

Income (loss) from operations
     Alside.............................            (3,142)            1,119
     AmerCable..........................                 -                82
                                                  --------         ---------
         Total..........................            (3,142)            1,201

Interest expense, net...................             5,438             1,669
                                                  --------         ---------
Loss before other non-operating expenses and
   income taxes.........................            (8,580)             (468)
Merger transaction costs (a)............                 -             2,002
                                                  --------         ---------
Loss before taxes.......................            (8,580)           (2,470)
Income taxes............................            (3,560)             (951)
                                                  ---------        ----------
Net loss ...............................          $ (5,020)        $  (1,519)
                                                  =========        ==========

Reconciliation of net loss to EBITDA (b)(c):
--------------------------------------------
Net loss ...............................          $ (5,020)        $  (1,519)
Interest ...............................             5,438             1,669
Taxes    ...............................            (3,560)             (951)
Depreciation and amortization...........             2,717             2,979
                                                  --------         ---------
EBITDA   ...............................          $   (425)        $   2,178
                                                  =========        =========


(a) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent merger transaction with Harvest Partners.

(b) EBITDA is calculated as net loss plus interest, taxes, depreciation and amortization. The Company considers EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included EBITDA because it believes it is used by certain investors as one measure of a company's ability to service its debt. EBITDA should be considered in addition to, not as a substitute for the Company's net income or loss or to cash flows as well as other measures of financial performance in accordance with accounting principles generally accepted in the United States. EBITDA, as it is defined in the Company's credit facility and indenture governing the 9 3/4% notes, excludes non-recurring items. The credit facility and indenture governing the 9 3/4% notes have certain financial covenants that use ratios utilizing the Company's EBITDA. EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Therefore, EBITDA as presented by the Company, may not be comparable to similarly titled measures reported by other companies.

(c) AmerCable's EBITDA for the quarter ended March 31, 2002 is calculated as its net income of $0.1 million, plus depreciation and amortization of $0.5 million. AmerCable's interest and taxes for this period were less than $0.1 million.

Quarter Ended March 29, 2003 Compared to Quarter Ended March 31, 2002
---------------------------------------------------------------------

Alside

         Subsequent to the merger transaction and sale of AmerCable, Alside represents the ongoing operations of the Company.

         Net sales were $110.9 million for the quarter ended March 29, 2003, essentially flat compared to $111.1 million for the same period in 2002. Unit sales of vinyl siding decreased 15% while unit sales of vinyl windows increased 8% for the first quarter of 2003 compared to the same period in 2002. The decrease in unit sales of vinyl siding is primarily a result of the severe winter weather conditions in many of the Company's key geographic areas as well as continued macroeconomic uncertainties, including historically low consumer confidence. According to available industry data, the vinyl siding industry decreased 5% during the first quarter of 2003 compared to the same period in 2002. The Company believes its vinyl siding performance was below the industry in the first quarter due to its competitors' customers building inventory in advance of industry-wide price increases effective April 1, 2003 and as a result of special promotions offered during slower winter months. As the majority of the Company's vinyl siding sales are made directly to contractors through its company-owned supply centers, its revenue would not be significantly impacted by the above mentioned factors. Gross profit for the quarter ended March 29, 2003 was $28.2 million, or 25.4% of net sales, compared to $30.7 million, or 27.6% of net sales, for the quarter ended March 31, 2002. The decrease in gross profit margin percentage was a result of window sales comprising a larger proportion of total sales in the first quarter of 2003 compared to the same period in 2002 along with increased resin costs. Selling, general and administrative expense increased to $31.3 million, or 28.2% of net sales, for the quarter ended March 29, 2003 compared to $29.6 million, or 26.6% of net sales, for the same period in 2002. The increase in selling, general and administrative expense is primarily a result of seven new supply centers added over the past twelve months. The loss from operations was $3.1 million in the first quarter of 2003 compared to income from operations of $1.1 million for the same period in 2002.

Successor and Predecessor Results

         The Successor had net sales and a net loss of $110.9 million and $5.0 million, respectively, for the quarter ended March 29, 2003. Interest expense during this period was $5.4 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility and amortization of deferred financing costs. As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. Due to the seasonal nature of the Company's operating results, the Company has recorded an income tax benefit on the loss before taxes for the quarter ended March 29, 2003.

         The Predecessor had net sales and a net loss of $123.2 million and $1.5 million for the quarter ended March 31, 2002. Interest expense was $1.7 million and consisted primarily of interest on the Company's then outstanding 9 1/4% notes. The Predecessor's results include $2.0 million of transaction costs consisting of investment banking and legal fees in conjunction with the strategic review process and subsequent merger transaction. Income taxes for this period were recorded at an effective tax rate of 38.5%.

EBITDA

         EBITDA for the first quarter of 2003 was a loss of $0.4 million compared to earnings of $2.2 million for the same period in 2002. EBITDA for the quarter ended March 31, 2002 includes $0.6 million of EBITDA relating to the AmerCable division and merger transaction costs of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         At March 29, 2003, the Company had cash and cash equivalents of $2.9 million and available borrowing capacity of approximately $30.8 million under the revolving portion of its credit facility. Outstanding letters of credit as of March 29, 2003, totaled $2.6 million securing various insurance letters of credit.

         Net cash used in operations was $13.5 million and $12.0 million for the quarters ended March 29, 2003 and March 31, 2002, respectively. The cash used in operations for both periods reflects the operating results for each quarter, the seasonal increase of inventory levels required for the summer selling season, payments of accrued profit sharing and customer sales incentives partially offset by a decrease in accounts receivable.

         Capital expenditures totaled $2.3 million and $3.1 million for the quarters ended March 29, 2003 and March 31, 2002, respectively. Capital expenditures in the 2002 period include expenditures related to the Company's former AmerCable division of $1.6 million. Capital expenditures in the first quarter of 2003 were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location and expenditures related to opening two new supply centers. The Company expects to open two additional supply centers in 2003.

         Cash flows from financing activities for the quarter ended March 29, 2003 include borrowings on the revolving portion of the Company's credit facility of $6.6 million and the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption. For the quarter ended March 31, 2002, cash flows from financing activities include the payment of dividends of $0.3 million partially offset by cash received from stock option exercises of $0.1 million.

         The Company's 9 3/4% notes pay interest semi-annually in April and October. The Company's credit facility includes $76.5 million of outstanding term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly at the end of each calendar quarter, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007. No interest was paid on the credit facility in the first quarter of 2003 due to the fiscal quarter ending before March 31, 2003.

         The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of March 29, 2003. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2002 were sufficient such that no additional principal payments were required in 2003 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within 12 months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

         The Company guaranteed $3.0 million of a secured note in connection with the sale of a portion of its ownership interest in Amercord, Inc. Ivaco, Inc., pursuant to the terms of the note, agreed to indemnify the Company for 50% of any loss under the guarantee. The guarantee was exercised by Amercord's lender, and the Company has settled with this lender for its portion of the liability for approximately $1.2 million, which was fully paid in April 2003. The Company retains a right to any collateral proceeds that secure the note; however, the Company believes that the value of such collateral is not sufficient to cover any significant portion of the Company's liability.

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

EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw material, vinyl resin, has been subject to rapid price changes. Through price increases, the Company has historically been able to pass on significant resin cost increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin cost increases and price increases in the Company's products. However, over longer periods of time, the impact of the cost increases in vinyl resin has historically not been material. Resin prices have continued to increase in 2003. The Company has announced price increases for its vinyl siding and vinyl windows beginning in April 2003 to offset the increase in resin costs. Because of the delay of the announced price increases to April 2003, the gross profit margin percentage for the quarter ended March 29, 2003 was negatively impacted. While the Company expects that any additional significant resin cost increases in 2003 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases including the announced April 2003 price increases.

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

         -     increases in costs of environmental compliance; and

         - the other factors discussed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2002 and elsewhere in this report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company has outstanding borrowings under the term loan and revolving loan portions of its credit facility. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At March 29, 2003, the Company had borrowings of $76.5 million under the term loan and $6.6 million under revolving loans. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended March 29, 2003 by approximately $0.1 million.

FOREIGN CURRENCY EXCHANGE RISK

         The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At March 29, 2003, the Company had no currency hedges in place.

COMMODITY PRICE RISK

         See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw material, vinyl resin.



ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Exchange
         Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
---  --------

Exhibit
Number                              Description
------                              -----------


99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(b)  Reports on Form 8-K
------------------------

Report Date                         Description
-----------                         -----------

February 21, 2003      The Company filed a current report on Form 8-K to report
                       its financial results for the fourth quarter and year ended December 31, 2002 (Item 9).

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




                             ASSOCIATED MATERIALS INCORPORATED
                             ---------------------------------
                                      (Registrant)




Date:  May 12, 2003          By:  /s/ Michael Caporale., Jr.
                                  ---------------------------------------------
                                  Michael Caporale, Jr.
                                  President, Chief Executive Officer and
                                  Director
                                  (Principal Executive Officer)



                             By:  /s/ D. Keith LaVanway
                                  ---------------------------------------------
                                  D. Keith LaVanway
                                  Vice President, Chief Financial Officer
                                  Treasurer and Secretary
                                  (Principal Financial and Accounting Officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 12, 2003            By: /s/ Michael Caporale, Jr.
                                   ---------------------------------------------
                                   Michael Caporale, Jr.
                                   President, Chief Executive Officer and
                                   Director
                                   (Principal Executive Officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 12, 2003                By: /s/ D. Keith LaVanway
                                       ----------------------------------
                                       D. Keith LaVanway
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                                       Description
------                                       -----------


99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.