Form 10-Q
period 2003-06-28
ASSOCIATED MATERIALS INC
filed 2003-08-12
CIK 802967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934


     For the quarterly period ended      June 28, 2003
                                   -------------------------------------------

                                       or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   ----------------------    -------------------

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

Yes   X        No
    -----        -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No   X
   ------         -----

     As of August 8, 2003, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

                        ASSOCIATED MATERIALS INCORPORATED
            REPORT FOR THE QUARTER AND SIX MONTHS ENDED JUNE 28, 2003


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets.....................................................    1
      June 28, 2003 (Unaudited) and December 31, 2002 - Successor

    Statements of Operations (Unaudited)...............................    2
      Quarter ended June 28, 2003 - Successor
      Seventy-three days ended June 30, 2002 - Successor
      Eighteen days ended April 18, 2002 - Predecessor
      Six months ended June 28, 2003 - Successor
      Seventy-three days ended June 30, 2002 - Successor
      One hundred eight days ended April 18, 2002 - Predecessor

    Statements of Cash Flows (Unaudited)...............................    3
      Six months ended June 28, 2003 - Successor
      Seventy-three days ended June 30, 2002 - Successor
      One hundred eight days
      ended April 18, 2002 - Predecessor

  Notes to Financial Statements (Unaudited)............................    4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   16

Item 4. Controls and Procedures........................................   16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................   17

Item 6. Exhibits and Reports on Form 8-K...............................   17

SIGNATURES.............................................................   18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ASSOCIATED MATERIALS INCORPORATED
                                 BALANCE SHEETS
                                 (In thousands)

                                                         (Unaudited)
                                                           June 28,     December 31,
                                                            2003           2002
                                                         -----------    ------------
                                                                  Successor
                                                         ---------------------------
ASSETS
Current assets:
   Cash and cash equivalents ......................       $  2,016       $ 13,022
   Accounts receivable, net .......................         87,079         67,861
   Inventory ......................................         70,779         60,369
   Income taxes receivable ........................          1,034          4,675
   Deferred income taxes ..........................          3,653          3,653
   Other current assets ...........................          4,882          4,604
                                                          --------       --------
     Total current assets .........................        169,443        154,184

Property, plant and equipment, net ................        100,563         99,113
Goodwill ..........................................        197,461        197,461
Trademarks and trade names, net ...................         96,712         97,504
Patents, net ......................................          5,854          6,186
Other assets ......................................         10,635         11,089
                                                          --------       --------
         Total assets .............................       $580,668       $565,537
                                                          ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ...............................       $ 42,650       $ 31,319
   Accrued liabilities ............................         33,502         34,319
                                                          --------       --------
     Total current liabilities ....................         76,152         65,638

Deferred income taxes .............................         58,976         58,976
Other liabilities .................................         20,987         20,746
Long-term debt ....................................        241,500        242,408
Stockholder's equity ..............................        183,053        177,769
                                                          --------       --------
         Total liabilities and stockholder's equity       $580,668       $565,537
                                                          ========       ========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                             Seventy-       Eighteen                    Seventy-      One Hundred
                                             Three Months   Three Days        Days       Six Months      Three        Eight Days
                                                Ended         Ended           Ended          Ended      Days Ended       Ended
                                              June 28,       June 30,       April 18,      June 28,      June 30,       April 18,
                                                2003           2002           2002           2003          2002           2002
                                             -----------    ----------     -----------   ----------     ----------     -----------
                                              Successor     Successor      Predecessor    Successor      Successor     Predecessor
                                             -----------    ----------     -----------   ----------     ----------     -----------
Net sales .................................   $180,363      $ 113,960       $ 57,032       $291,307      $ 113,960      $ 180,230
Cost of sales .............................    123,563         79,291         39,573        206,339         79,291        130,351
                                              --------      ---------       --------       --------      ---------      ---------
Gross profit ..............................     56,800         34,669         17,459         84,968         34,669         49,879
Selling, general and administrative expense     33,704         21,667         12,053         65,014         21,667         43,272
                                              --------      ---------       --------       --------      ---------      ---------
Income from operations ....................     23,096         13,002          5,406         19,954         13,002          6,607
Interest expense, net .....................      5,483          4,981            399         10,921          4,981          2,068
Merger transaction costs ..................         --             --          7,317             --             --          9,319
Debt extinguishment costs .................         --          7,579             --             --          7,579             --
                                              --------      ---------       --------       --------      ---------      ---------

Income (loss) from continuing operations
   before income taxes ....................     17,613            442         (2,310)         9,033            442         (4,780)
Income taxes ..............................      7,309            183          1,928          3,749            183            977
                                              --------      ---------       --------       --------      ---------      ---------
Income (loss) from continuing operations ..     10,304            259         (4,238)         5,284            259         (5,757)
Loss from discontinued operations .........         --           (521)            --             --           (521)            --
                                              --------      ---------       --------       --------      ---------      ---------
Net income (loss) .........................   $ 10,304      $    (262)      $ (4,238)      $  5,284      $    (262)     $  (5,757)
                                              ========      =========       ========       ========      =========      =========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Seventy-       One Hundred
                                                                   Six Months      Three Days      Eight Days
                                                                     Ended           Ended            Ended
                                                                    June 28,        June 30,        April 18,
                                                                      2003            2002            2002
                                                                   ---------       ----------      ------------
                                                                   Successor        Successor       Predecessor
                                                                   ---------       ----------      ------------

OPERATING ACTIVITIES
Income (loss) from continuing operations ....................       $  5,284        $     259        $ (5,757)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
     Depreciation and amortization ..........................          5,512            1,397           3,969
     Tax benefit from stock option exercise .................             --               --             113
     Cost of sales expense related to an inventory fair value
       purchase accounting adjustment .......................             --            1,891              --
     Debt extinguishment costs ..............................             --            7,579              --
     Amortization of deferred financing costs ...............            689              309              --
     Changes in operating assets and liabilities:
       Accounts receivable, net .............................        (19,218)         (12,958)         (6,246)
       Inventories ..........................................        (10,410)          (3,225)         (5,170)
       Income taxes .........................................          3,641             (187)           (616)
       Accounts payable and accrued liabilities .............         10,514           18,761          (4,326)
       Other ................................................           (269)            (204)           (225)
                                                                    --------        ---------        --------
Net cash provided by (used in) operating activities .........         (4,257)          13,622         (18,258)

INVESTING ACTIVITIES
Acquisition of Predecessor's equity .........................             --         (377,796)             --
Proceeds from sale of AmerCable .............................             --           28,332              --
Proceeds from sale of assets ................................             --               --             220
Additions to property, plant and equipment ..................         (5,841)          (3,260)         (3,817)
                                                                    --------        ---------        --------
Net cash used in investing activities .......................         (5,841)        (352,724)         (3,597)

FINANCING ACTIVITIES
Equity contribution from Associated Materials Holdings Inc. .             --          164,807              --
Proceeds from issuance of 9 3/4% Senior Subordinated Notes ..             --          165,000              --
Proceeds from borrowings under term loan ....................             --          125,000              --
Repayments of term loan .....................................             --          (28,500)             --
Redemption of 9 1/4% senior subordinated notes ..............           (908)         (74,092)             --
Debt extinguishment costs ...................................             --           (7,579)             --
Dividends paid ..............................................             --               --            (339)
Stock options ...............................................             --               --              94
                                                                    --------        ---------        --------
Net cash provided by (used in) financing activities .........           (908)         344,636            (245)
                                                                    --------        ---------        --------
Net increase (decrease) in cash from continuing operations ..        (11,006)           5,534         (22,100)
Net cash used in discontinued operations ....................             --           (1,076)             --
Cash at beginning of period .................................         13,022            6,769          28,869
                                                                    --------        ---------        --------
Cash at end of period .......................................       $  2,016        $  11,227        $  6,769
                                                                    ========        =========        ========

Supplemental information:
Cash paid for interest ......................................       $  9,240        $   1,756        $  4,479
                                                                    ========        =========        ========
Cash paid for income taxes ..................................       $    108        $     252        $  2,254
                                                                    ========        =========        ========


                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 28, 2003
                                   (Unaudited)

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

         The Company elected to change its fiscal year from a calendar year ending on December 31st to a 52 / 53 week fiscal year that ends on the Saturday closest to December 31st. The second quarter of fiscal 2003 began on March 30, 2003 and ended on June 28, 2003. The Company's 2003 fiscal year end will be January 3, 2004.

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

         The Company is a manufacturer of exterior residential building products, which are distributed through 91 company-owned Supply Centers across the United States. The Company produces a broad range of vinyl siding and vinyl window product lines as well as vinyl fencing, vinyl decking and vinyl garage doors. Because most of the Company's building products are intended for exterior use, the Company's sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year. The Company's net income (loss) and comprehensive income (loss) are the same for all periods presented.

NOTE 2 - PRO FORMA INFORMATION

         On April 19, 2002, a cash tender offer for the Company's then outstanding common stock for $50 per share and a cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes were completed. As a result, the Company became a privately held, wholly-owned subsidiary of Associated Materials Holdings Inc. ("Holdings"), which is controlled by affiliates of Harvest Partners, Inc. The merger was accounted for using the purchase method of accounting. The total consideration of $379.5 million (including amounts paid after June 30, 2002) was allocated to tangible and intangible assets acquired and liabilities assumed based on fair values at the date of the acquisition based on valuation estimates and certain assumptions. The purchase consideration of $379.5 million, tender offer of the $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% senior subordinated notes due 2012 ("9 3/4% notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

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

         The following pro forma information for the quarter and six months ended June 30, 2002 was prepared as if the merger transaction and the sale of AmerCable occurred as of the beginning of each period presented. On a pro forma basis, the Company would have had (in thousands):

                       Quarter       Six Months
                        Ended          Ended
                       June 30,       June 30,
                         2002           2002
                       --------      ----------
Net sales .......      $164,857       $275,919
Net income ......      $  2,511       $    (95)

         The pro forma information is not necessarily indicative of the results that would have occurred had the merger transaction and sale of AmerCable occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma results of operations for both periods presented include a $1.9 million expense related to an inventory fair value adjustment recorded at the time of the merger transaction.

NOTE 3 - INVENTORIES

         Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                June 28,      December 31,
                                                 2003             2002
                                               ---------      ------------
Raw materials..............................    $  13,322       $  13,545
Work-in-process............................        6,036           3,928
Finished goods and purchased stock.........       51,421          42,896
                                               ---------       ---------
                                               $  70,779       $  60,369
                                               =========       =========

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill of $197.5 million consists of the purchase price for the merger transaction in excess of the fair value of the tangible and intangible net assets acquired. Other intangible assets consist of the Company's trademarks and trade name of $98.7 million and patents of approximately $6.8 million. The Company has determined one trademark and the Alside trade name totaling $74.7 million have indefinite useful lives. The remaining $24.0 million of trademarks are being amortized on a straight-line basis over their estimated remaining useful lives of 15 years. Patents are being amortized on a straight-line basis over their estimated remaining useful lives of 10 years. Amortization expense related to trademarks and patents was approximately $0.4 million and $0.2 million, respectively for the quarter ended June 28, 2003. Amortization expense related to patents was approximately $0.2 million for the 73 days ended June 30, 2002. Amortization expense related to trademarks and patents was approximately $0.8 million and $0.3 million, respectively for the six months ended June 28, 2003. Accumulated amortization related to trademarks and patents was approximately $2.0 million and $0.9 million, respectively as of June 28, 2003 and approximately $1.2 million and $0.6 million, respectively as of December 31, 2002.

NOTE 5 - LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                              June 28,      December 31,
                                                2003            2002
                                              --------      ------------
9 3/4% notes..............................    $165,000       $  165,000
Term loan under credit facility...........      76,500           76,500
9 1/4% notes..............................          --              908
                                              --------       ----------
                                              $241,500       $  242,408
                                              ========       ==========

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

         The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of June 28, 2003. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2002 were sufficient such that no additional principal payments were required in 2003 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within 12 months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

         The Company has one subsidiary, which is a wholly owned subsidiary having no assets, liabilities or operations. This subsidiary fully and unconditionally guarantees the Company's 9 3/4% notes.

NOTE 6 - STOCK PLANS

         The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net loss for the quarter and six months ended June 28, 2003, seventy-three days ended June 30, 2002 and eighteen and 108 days ended April 18, 2002 would have been (in thousands):

                                                      Seventy-     Eighteen        Six          Seventy-    One Hundred
                                        Quarter      Three Days      Days         Months       Three Days    Eight Days
                                         Ended         Ended        Ended          Ended         Ended          Ended
                                       June 28,       June 30,     April 18,      June 28,      June 30,      April 18,
                                         2003          2002          2002           2003          2002          2002
                                       --------      ---------    -----------     ---------     ---------    -----------
                                      Successor      Successor    Predecessor     Successor     Successor    Predecessor
                                       --------      ---------    -----------     ---------     ---------    -----------
Net income (loss) as reported .....    $ 10,304        $(262)       $(4,238)       $ 5,284        $(262)       $(5,757)
Pro forma stock based employee.....
   compensation cost, net of tax...         (33)        (172)            (7)           (65)        (172)           (65)
                                       --------        -----        -------        -------        -----        -------
Pro forma net income (loss) .......    $ 10,271        $(434)       $(4,245)       $ 5,219        $(434)       $(5,822)
                                       ========        =====        =======        =======        =====        =======

NOTE 7 - INCOME TAXES

         As a result of relocating the Company's corporate office from Texas to Ohio in April 2002, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. In addition, the Predecessor's tax provision included an estimate for merger transaction costs that were not deductible for income tax purposes.

NOTE 8 - RECENTLY ADOPTED ACCOUNTING STANDARDS

         On January 1, 2003, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 145,- "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer be presented as an extraordinary item. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002. The debt extinguishment costs include $4.9 million for the premium paid to extinguish substantially all of the Successor's assumed 9 1/4% notes and $2.7 million for the financing fees related to an interim credit facility utilized for the merger transaction, which was repaid shortly thereafter.

         In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46")
- "Consolidation of Variable Interest Entities." Companies were required to adopt the provisions of this interpretation immediately for all new variable interest entities and in the interim period beginning after June 15, 2003 for all variable interest entities in which an enterprise acquired an interest in that entity before February 1, 2003. As the Company does not have an interest in any variable interest entities, the adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENT

         On July 31, 2003, the Company announced that it has signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Gentek Holdings, Inc. ("Gentek Holdings") and to repay all of the indebtedness of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $118 million in cash, which includes an estimated working capital adjustment of approximately $13 million. The purchase price is subject to certain other adjustments as well as customary transaction fees.

         Gentek Holdings, which is privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufacturers and distributes vinyl siding and accessories, aluminum and steel siding and accessories and vinyl windows under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through thirteen company owned distribution centers in the mid-Atlantic region of the United States, twenty company owned distribution centers in Canada and independent distributors in the United States.

         The proposed acquisition is expected to close by the end of August 2003 and is subject to customary conditions including receipt of regulatory approvals and the Company's receipt of financing. In connection with the acquisition, the Company expects to amend its existing credit facility by adding a term loan facility to borrow up to an approximate additional $113.5 million and expanding its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The Company expects the amended credit facility to be arranged on an uncommitted basis on substantially the same terms as the existing credit facility. The Company's 9 3/4% notes will continue to remain outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On July 31, 2003, the Company announced that it has signed a definitive agreement to acquire all of the issued and outstanding shares of capital stock of Gentek Holdings, Inc. ("Gentek Holdings") and to repay all of the indebtedness of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $118 million in cash, which includes an estimated working capital adjustment of approximately $13 million. The purchase price is subject to certain other adjustments as well as customary transaction fees.

         Gentek Holdings, which is privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufacturers and distributes vinyl siding and accessories, aluminum and steel siding and accessories and vinyl windows under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through thirteen company owned distribution centers in the mid-Atlantic region of the United States, twenty company owned distribution centers in Canada and independent distributors in the United States.

         The proposed acquisition is expected to close by the end of August 2003 and is subject to customary conditions including receipt of regulatory approvals and the Company's receipt of financing. In connection with the acquisition, the Company expects to amend its existing credit facility by adding a term loan facility to borrow up to an approximate additional $113.5 million and expanding its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The Company expects the amended credit facility to be arranged on an uncommitted basis on substantially the same terms as the existing credit facility. The Company's 9 3/4% notes will continue to remain outstanding. There can be no assurance that the acquisition will be consummated on the terms contemplated or at all.

RESULTS OF OPERATIONS

         On April 19, 2002, a cash tender offer for the Company's then outstanding common stock for $50 per share and a cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes were completed. As a result, the Company became a privately held, wholly owned subsidiary of Associated Materials Holdings Inc., which is controlled by affiliates of Harvest Partners, Inc.

         The Company's results of operations prior to the date of the merger transaction are presented as the results of the Predecessor. The results of operations, including the merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest the division.

         The Company has changed the way it describes its historical financial performance in connection with the adoption by the SEC of rules affecting the use and disclosure of non-GAAP financial measures. Accordingly, EBITDA as used in this report has not been adjusted for items that may impact its comparability to prior periods, including items such as AmerCable's results of operations, merger transaction costs, debt extinguishment costs and a cost of sales expense relating to an inventory fair value adjustment recorded at the time of the merger. A reconciliation of EBITDA to net income (loss) is included in the table below.

         The following table sets forth for the periods indicated the results of the Company's operations by segment:

                        ASSOCIATED MATERIALS INCORPORATED
           CONDENSED PREDECESSOR / SUCCESSOR STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                     One
                                                                                                   Hundred
                                                                     Seventy-                        Eight     Seventy-
                                                Three                 Three     Three     Six         Days       Three     Six
                                                Months    Eighteen     Days     Months   Months      Ended       Days     Months
                                                Ended    Days Ended    Ended    Ended     Ended      April       Ended     Ended
                                               June 28,   April 18,   June 30, June 30,  June 28,      18,     June 30,   June 30,
                                                 2003        2002       2002     2002      2003       2002       2002       2002
                                             ---------  ----------- ---------  --------  --------- ----------- --------- ---------
                                             SUCCESSOR  PREDECESSOR SUCCESSOR  COMBINED  SUCCESSOR PREDECESSOR SUCCESSOR  COMBINED
                                             ---------  ----------- ---------  --------  --------- ----------- --------- ---------
Net sales
     Alside................................. $180,363     $50,897   $113,960   $164,857  $291,307   $161,959  $113,960   $275,919
     AmerCable..............................        -       6,135          -      6,135         -     18,271         -     18,271
                                             --------     -------   --------   --------  --------   --------  --------   --------
         Total..............................  180,363      57,032    113,960    170,992   291,307    180,230   113,960    294,190

Gross profit
     Alside.................................   56,800      16,411     34,669     51,080    84,968     47,102    34,669     81,771
     AmerCable..............................        -       1,048          -      1,048         -      2,777         -      2,777
                                             --------     -------   --------   --------  --------   --------  --------   --------
         Total..............................   56,800      17,459     34,669     52,128    84,968     49,879    34,669     84,548

Selling, general and administrative expense
     Alside.................................   33,704      11,508     21,667     33,175    65,014     41,080    21,667     62,747
     AmerCable..............................        -         545          -        545         -      2,192         -      2,192
                                             --------     -------   --------   --------  --------   --------  --------   --------
         Total..............................   33,704      12,053     21,667     33,720    65,014     43,272    21,667     64,939

Income from operations
     Alside.................................   23,096       4,903     13,002     17,905    19,954      6,022    13,002     19,024
     AmerCable..............................        -         503          -        503         -        585         -        585
                                             --------     -------   --------   --------  --------   --------  --------   --------
         Total..............................   23,096       5,406     13,002     18,408    19,954      6,607    13,002     19,609

Interest, net...............................    5,483         399      4,981      5,380    10,921      2,068     4,981      7,049
                                             --------     -------   --------   --------  --------   --------  --------   --------
Income from continuing operations before
other non-operating expenses and income
taxes.......................................   17,613       5,007      8,021     13,028     9,033      4,539     8,021     12,560
Merger transaction costs (a)................        -       7,317          -      7,317         -      9,319         -      9,319
Debt extinguishment costs (b)...............        -           -      7,579      7,579         -          -     7,579      7,579
                                             --------     -------   --------   --------  --------   --------  --------   --------
Income (loss) from continuing operations
before income taxes.........................   17,613      (2,310)       442     (1,868)    9,033     (4,780)      442     (4,338)
Income taxes................................    7,309       1,928        183      2,111     3,749        977       183      1,160
                                             --------     -------   --------   --------  --------   --------  --------   --------
Net income (loss) from continuing operations   10,304      (4,238)       259     (3,979)    5,284     (5,757)      259     (5,498)
Loss from discontinued operations ..........        -           -       (521)      (521)        -          -      (521)      (521)
                                             --------     -------   --------   --------  --------   --------  --------   --------
Net income (loss)...........................  $10,304     $(4,238)  $   (262)  $ (4,500) $  5,284   $ (5,757) $   (262)  $ (6,019)
                                             ========     =======   ========   ========  ========   ========  ========   ========

Reconciliation of net income (loss) to
--------------------------------------
EBITDA (c) (d):
---------------
Net income (loss) ..........................   10,304     $(4,238)  $   (262)  $ (4,500) $  5,284   $ (5,757)  $  (262)  $ (6,019)
Interest - Continuing operations............    5,483         399      4,981      5,380    10,921      2,068     4,981      7,049
         - Discontinued operations (e)......        -           -      1,213      1,213         -          -     1,213      1,213
Taxes    - Continuing operations............    7,309       1,928        183      2,111     3,749        977       183      1,160
         - Discontinued operations..........        -           -      (370)      (370)         -          -     (370)      (370)
Depreciation and Amortization
         - Continuing operations............    2,795         990      1,397      2,387     5,512      3,969     1,397      5,366
         - Discontinued operations..........        -           -        318        318         -          -       318        318
                                             --------     -------   --------   --------  --------   --------  --------   --------
EBITDA ..................................... $ 25,891     $  (921)  $  7,460   $  6,539  $ 25,466   $  1,257  $  7,460   $  8,717
                                             ========     =======   ========   ========  ========   ========  ========   ========

(a) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent merger transaction with Harvest Partners.

(b) Debt extinguishment costs include $4.9 million for the extinguishment of substantially all of the Successor's assumed 9 1/4% senior subordinated notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the merger, which was repaid shortly thereafter.

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

(d) AmerCable's EBITDA is calculated as its net income (loss) plus interest, taxes, depreciation and amortization. For the 2002 periods presented above, AmerCable's EBITDA is calculated as follows:

                                                                                         One
                                                     Eighteen    Seventy-     Three     Hundred      Seventy-
                                                      Days      Three Days    Months   Eight Days   Three Days   Six Months
                                                      Ended       Ended       Ended      Ended        Ended        Ended
                                                    April 18,    June 30,    June 30,   April 18,    June 30,     June 30,
                                                      2002         2002        2002       2002         2002         2002
                                                   -----------  ----------  ---------  -----------  ----------   ----------
                                                   PREDECESSOR  SUCCESSOR   COMBINED   PREDECESSOR   SUCCESSOR    COMBINED
                                                   -----------  ----------  ---------  -----------  ----------   ----------
Reconciliation of net income (loss) to EBITDA:
----------------------------------------------

Net income (loss) .............................      $ 309       $ (521)     $ (212)     $  359      $ (521)      $ (162)
Interest - Discontinued operations (e).........          -        1,213       1,213           -       1,213        1,213
Taxes    - Continuing operations...............        194            -         194         226           -          226
         - Discontinued operations.............          -         (370)       (370)          -       (370)         (370)
Depreciation and Amortization
         - Continuing operations...............        158            -         158         635           -          635
         - Discontinued operations.............          -          318         318           -         318          318
                                                     -----       ------      ------      ------      ------       ------
EBITDA ........................................      $ 661       $  640      $1,301      $1,220      $  640       $1,860
                                                     =====       ======      ======      ======      ======       ======


(e) Includes accelerated amortization of $0.8 million of debt issuance costs as a result of using the proceeds from the sale of AmerCable to permanently reduce the credit facility.

Quarter Ended June 28, 2003 Compared to Quarter Ended June 30, 2002
-------------------------------------------------------------------

         Subsequent to the merger transaction and sale of AmerCable, Alside represents the ongoing operations of the Company.

         Net sales were $180.4 million for the quarter ended June 28, 2003, a 9.4% increase over $164.9 million for the same period in 2002. The increase in sales was primarily driven by an increase in window sales, partially offset by a decrease in vinyl siding sales. The Company believes vinyl siding sales will be flat for the third and fourth quarters of 2003 compared to the same periods in 2002. Gross profit for the quarter ended June 28, 2003 was $56.8 million, or 31.5% of net sales, compared to $51.1 million, or 31.0% of net sales, for the same period in 2002. Included in the gross profit margin for the quarter ended June 30, 2002 was a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the merger. Excluding this adjustment, gross profit margin percentage decreased primarily as a result of window sales comprising a larger proportion of total sales in 2003 compared to the same period in 2002. Selling, general and administrative expense increased to $33.7 million, or 18.7% of net sales, for the quarter ended June 28, 2003 compared to $33.2 million, or 20.1% of net sales, for the same period in 2002. The increase in selling, general and administrative expense is primarily a result of three new supply centers added in 2003 along with seven new supply centers added in 2002, which had three full months of expense in 2003. Income from operations was $23.1 million for the quarter ended June 28, 2003 compared to $17.9 million for the same period in 2002.

         EBITDA for the quarter ended June 28, 2003 was $25.9 million compared to $6.5 million for the same period in 2002. EBITDA for the quarter ended June 30, 2002 includes $1.3 million of EBITDA relating to the AmerCable division, merger transaction costs of $7.3 million, debt extinguishment costs of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the merger.

Successor and Predecessor Results

         The Successor had net sales and net income of $180.4 million and $10.3 million, respectively, for the quarter ended June 28, 2003. Interest expense during this period was $5.5 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility and amortization of deferred financing costs. As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The Successor recorded an income tax provision of $7.3 million, representing the 41.5% effective tax rate. The Successor had net sales and a net loss of $114.0 million and $0.3 million, respectively, for the period from April 19, 2002 to June 30, 2002. Interest expense during this period was $5.0 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility, an interim credit facility temporarily utilized for the merger transaction and amortization of deferred financing costs. The Successor recorded an income tax provision of $0.2 million, representing the 41.5% effective tax rate. The Successor's results include debt extinguishment costs of $7.6 million, including $4.9 million for the premium paid to extinguish $74.0 million of the Successor's assumed 9 1/4% notes and $2.7 million for financing fees related to an interim credit facility utilized for the merger transaction, which was repaid shortly thereafter and loss from discontinued operations of $0.5 million, net of tax, for the Company's AmerCable division.

         The Predecessor had net sales and a net loss of $57.0 million and $4.2 million for the period from April 1, 2002 to April 18, 2002. Interest expense was $0.4 million and consisted primarily of interest on the Company's 9 1/4% notes for the time period from April 1, 2002 to April 18, 2002. The Predecessor's results include $7.3 million of transaction costs consisting of investment banking and legal fees associated with the merger transaction. The Predecessor recorded an income tax provision of $1.9 million. In addition to recording income taxes at an effective rate of 38.5%, the Predecessor's tax provision for 2002 included an estimate for merger transaction costs that were not deductible for income tax purposes.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

         Net sales were $291.3 million for the six months ended June 28, 2003, a 5.6% increase over $275.9 million for the same period in 2002. The increase in sales was primarily driven by an increase in window sales, partially offset by a decrease in vinyl siding sales. Gross profit increased to $85.0 million, or 29.2% of net sales, for the six months ended June 28, 2003 compared to $81.8 million, or 29.6% of net sales, for the same period in 2002. The decrease in gross profit margin percentage was primarily a result of window sales comprising a larger proportion of total sales in 2003 compared to the same period in 2002. SG&A expense increased to $65.0 million, or 22.3% of net sales, for the six months ended June 28, 2003 versus $62.7 million, or 22.7% of net sales, for the same period in 2002. SG&A expense increased for the year-to-date period as a result of the three new supply centers added in 2003 along with the seven new supply centers added in 2002, which had six full months of expense in 2003. Income from operations was $20.0 million for the six months ended June 28, 2003 compared to $19.0 million for the same period in 2002.

         EBITDA for the six months ended June 28, 2003 was $25.5 million compared to $8.7 million for the same period in 2002. EBITDA for the six months ended June 30, 2002 includes $1.9 million of EBITDA relating to the AmerCable division, merger transaction costs of $9.3 million, debt extinguishment costs of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the merger.

Successor and Predecessor Results

         The Successor had net sales and net income of $291.3 million and $5.3 million, respectively, for the six months ended June 28, 2003. Interest expense during this period was $10.9 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility and amortization of deferred financing costs. The Successor recorded an income tax provision of $3.7 million, representing the 41.5% effective tax rate.

         The Successor's results of operations for the period from April 19, 2002 to June 30, 2002 are discussed above in the quarter comparison of results.

         The Predecessor had net sales and a net loss of $180.2 million and $5.8 million for the period from January 1, 2002 to April 18, 2002. Interest expense was $2.1 million and consisted primarily of interest on the Company's 9 1/4% notes for the time period from January 1, 2002 to April 18, 2002. The Predecessor's results include $9.3 million of transaction costs consisting of investment banking and legal fees associated with the merger transaction. The Predecessor recorded an income tax provision of $1.0 million, representing the 38.5% effective rate and an estimate for merger transaction costs that were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 28, 2003, the Company had cash and cash equivalents of $2.0 million and available borrowing capacity of approximately $36.6 million under the revolving portion of its credit facility. Outstanding letters of credit against the credit facility as of June 28, 2003, totaled $3.4 million securing various insurance letters of credit. The Company had additional letters of credit that were issued outside of the credit facility as of June 28, 2003 totaling $1.4 million also securing various insurance letters of credit.

         Net cash used in operations was $4.3 million for the six months ended June 28, 2003 primarily reflecting the operating results for the period, the seasonal increases of accounts receivable and inventory during the summer selling period, partially offset by a seasonal increase in accounts payable.

         For the seventy-three days ended June 30, 2002 net cash provided by operations of the Successor was $13.6 million. For the one hundred eight days ended April 18, 2002, net cash used in operations of the Predecessor was $18.3 million. Cash flows from operations of the Predecessor also include the working capital needs of AmerCable for the period from January 1, 2002 to April 18, 2002. AmerCable's cash flows for the period from April 19, 2002 to June 24, 2002 are shown as net cash used in discontinued operations. The net $4.7 million use of cash from operations ($13.6 million of cash provided by the Successor less $18.3 million of cash used by the Predecessor) for the six months ended June 30, 2002 primarily reflects the operating results for the period, the seasonal increases of accounts receivable and inventory during the summer selling period, partially offset by a seasonal increase in accounts payable.

         Capital expenditures totaled $5.8 million for the six months ended June 28, 2003 and were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location and expenditures related to opening three new supply centers.

         For the seventy-three days ended June 30, 2002, capital expenditures of the Successor totaled $3.3 million. For the one hundred eight days ended April 18, 2002, capital expenditures of the Predecessor totaled $3.8 million, which includes AmerCable's capital expenditures of $1.9 million. The combined capital expenditures of the Successor and Predecessor, excluding AmerCable, totaled $5.2 million for the six months ended June 30, 2002. Capital expenditures in the 2002 period were primarily for the production of new casement window tooling, related production line expenditures and leasehold improvements for the opening of seven new supply centers.

         Cash flows from the Successor's investing activities also include the merger transaction for $377.8 million and net proceeds from the sale of AmerCable totaling $28.3 million.

         Cash flows from financing activities for the six months ended June 28, 2003 include the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

         Cash flows from the Successor's financing activities for the 73 days ended June 30, 2002 include: (1) the issuance of $165 million of 9 3/4% notes due 2012, (2) $125 million from a new $165 million credit facility, (3) $164.8 million cash contribution from Associated Materials Holdings Inc. and (4) cash of approximately $4.6 million, representing a portion of the Company's total cash on hand of $6.8 million to finance the merger transaction of $377.8 million, tender offer of the 9 1/4% notes of $74.0 million and debt extinguishment costs of $7.6 million. The tender offer premium paid for the 9 1/4% notes was approximately $7.3 million, of which $4.9 million is included as debt extinguishment costs representing the portion of the premium in excess of the fair market value of the 9 1/4% notes. Upon completion of the merger transaction, the Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with an additional approximate $0.1 million of the 9 1/4% notes being tendered. Net proceeds from the sale of AmerCable were subsequently used to permanently reduce borrowings under the term loan by $28.5 million. For the 108 days ended April 18, 2002, cash flows from financing activities include the payment of dividends of $0.3 million partially offset by cash received from stock option exercises of $0.1 million.

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

         The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of June 28, 2003. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2002 were sufficient such that no additional principal payments were required in 2003 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

         The Company expects to amend its existing credit facility to finance the acquisition of Gentek Holdings Inc. by adding a term loan facility to borrow up to an approximate additional $113.5 million and expanding the availability under the revolving portion of its credit facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. There can be no assurance that the acquisition will be consummated on the terms contemplated or at all.

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

         The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under its credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, and provide sufficient capital for presently anticipated capital expenditures. In addition, the Company believes that should the acquisition of Gentek and related financing be consummated on the terms contemplated, the future cash flows from operations and the Company's anticipated borrowing capacity under the amended credit facility will also be sufficient for the purposes mentioned above. There can be no assurances, however, that the cash generated by the Company will be sufficient for these purposes.

EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw material, vinyl resin, has been subject to rapid price changes. Through price increases, the Company has historically been able to pass on significant resin cost increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin cost increases and price increases in the Company's products. However, over longer periods of time, the impact of the cost increases in vinyl resin has historically not been material. Resin prices have continued to increase in 2003. The Company increased prices for its vinyl siding and vinyl windows in April 2003 to offset the increase in resin costs. While the Company expects that any additional significant resin cost increases in 2003 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases.

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

         - the consummation of the Gentek Holdings acquisition on the anticipated financing terms or at all and realization of expected synergies;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company has outstanding borrowings under the term loan portion of its credit facility. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At June 28, 2003, the Company had borrowings of $76.5 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the six months ended June 28, 2003 by less than $0.1 million.

FOREIGN CURRENCY EXCHANGE RISK

         The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. Accordingly, the Company believes its direct foreign currency exchange risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At June 28, 2003, the Company had no currency hedges in place.

COMMODITY PRICE RISK

         See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw material, vinyl resin.

ITEM 4 CONTROLS AND PROCEDURES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------

Exhibit
Number                                Description
-------                               -----------

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
-----------------------

Report Date                         Description
-----------                         -----------

April 2, 2003       The Company filed a current report on Form 8-K to report a change in its fiscal year end from December 31st to a 52/53 week fiscal year that ends on the Saturday closest to December 31st (Item 8).

May 2, 2003         The Company furnished a current report on Form 8-K to report its financial results for the first quarter ended March 29, 2003 (Items 7 and 9).

July 31, 2003       The Company submitted a current report on Form 8-K filing
                    under Items 7 and 9 a copy of the Stock Purchase Agreement, dated July 31, 2003, by and between the Company and Gentek
                    Holdings, Inc. and furnishing under Item 9 a copy of the press release announcing that the Company had entered into a definitive agreement to acquire Gentek Holdings, Inc. (Items
                    7 and 9).

August 1, 2003      The Company furnished a current report on Form 8-K to report its financial results for the second quarter ended June 28, 2003 (Items 7, 9 and 12).

August 1, 2003      The Company furnished a current report on Form 8-K to report certain disclosures made during its second quarter earnings conference call, which was held on August 1, 2003 (Item 9).

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


                                   ASSOCIATED MATERIALS INCORPORATED
                                   ---------------------------------
                                              (Registrant)


Date: August 12, 2003              By: /s/ Michael Caporale, Jr.
                                       ----------------------------------------
                                       Michael Caporale, Jr.
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)


                                   By: /s/ D. Keith LaVanway
                                       ----------------------------------------
                                       D. Keith LaVanway
                                       Vice President, Chief Financial Officer
                                       Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                Certification of the Principal Executive Officer
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Michael Caporale, Jr., certify that:

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


Date: August 12, 2003              By: /s/ Michael Caporale, Jr.
                                      ------------------------------------------
                                       Michael Caporale, Jr.
                                       President, Chief Executive Officer and
                                       Director
                                       (Principal Executive Officer)

                Certification of the Principal Financial Officer
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, D. Keith LaVanway, certify that:

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

Date: August 12, 2003              By: /s/ D. Keith LaVanway
                                      -----------------------------------------
                                      D. Keith LaVanway
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

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