Form 10-Q
period 2003-09-27
ASSOCIATED MATERIALS INC
filed 2003-11-12
CIK 802967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-

         For the quarterly period ended           September 27, 2003
                                       ----------------------------------------

                                                              or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------

                        Commission file number: 000-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             75-1872487
-------------------------------------------------------------------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation of Organization)                            Identification No.)


  3773 State Rd. Cuyahoga Falls, Ohio                             44223
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code        (330) 929-1811
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

Yes    X        No
     -------        -------

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No    X
    -------        -------


         As of November 10, 2003, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

                        ASSOCIATED MATERIALS INCORPORATED
         REPORT FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2003


                                                                                                            Page No.
                                                                                                            --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited).............................................             1
         September 27, 2003 and December 31, 2002

      Condensed Consolidated Statements of Operations (Unaudited)...................................             2
       Quarter ended September 27, 2003
       Quarter ended September 30, 2002
       Nine months ended September 27, 2003
       One hundred sixty-five days ended September 30, 2002 One hundred eight days ended April 18, 2002 - Predecessor

      Condensed Consolidated Statements of Cash Flows (Unaudited)...................................             3
       Nine months ended September 27, 2003
       One hundred sixty-five days ended September 30, 2002
       One hundred eight days ended April 18, 2002 - Predecessor

      Notes to Condensed Consolidated Financial Statements (Unaudited)..............................             4

   Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations.....................................            13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................            22

   Item 4.  Controls and Procedures.................................................................            22

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................................................            23

   Item 6.  Exhibits and Reports on Form 8-K........................................................            23




SIGNATURES..........................................................................................            25


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        ASSOCIATED MATERIALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                          September 27,      December 31,
                                                              2003             2002
                                                          -------------      ------------
ASSETS
Current assets:
         Cash and cash equivalents .....................    $  7,938         $ 13,022
         Accounts receivable, net ......................     145,049           67,861
         Inventory .....................................     108,436           60,369
         Income taxes receivable .......................        --              4,675
         Deferred income taxes .........................       5,389            3,653
         Other current assets ..........................       8,232            4,604
                                                            --------         --------
         Total current assets ..........................     275,044          154,184

Property, plant and equipment, net .....................     130,522           99,113
Goodwill ...............................................     245,017          197,461
Trademarks and trade names, net ........................      97,873           97,504
Patents, net ...........................................       6,443            6,186
Other assets ...........................................      12,030           11,089
                                                            --------         --------
         Total assets ..................................    $766,929         $565,537
                                                            ========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ....................................    $ 69,072         $ 31,319
   Accrued liabilities .................................      58,563           34,319
   Income taxes payable ................................       6,809             --
                                                            --------         --------
         Total current liabilities .....................     134,444           65,638

Deferred income taxes ..................................      50,886           58,976
Other liabilities ......................................      42,996           20,746
Long-term debt .........................................     345,000          242,408
Stockholder's equity ...................................     193,603          177,769
                                                            --------         --------
         Total liabilities and stockholder's equity ....    $766,929         $565,537
                                                            ========         ========

                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)


                                                Three Months    Three Months   Nine Months          165            108
                                                   Ended           Ended          Ended         Days Ended      Days Ended
                                                September 27,   September 30,  September 27,    September 30,    April 18,
                                                    2003           2002            2003             2002           2002
                                                ------------   -------------   -------------    --------------  -----------
                                                                                                                Predecessor
                                                                                                                -----------

Net sales .................................     $ 223,806      $ 176,673         $ 515,113        $ 290,633      $ 180,230

Cost of sales .............................       159,587        122,780           365,926          202,071        130,351
                                                ---------      ---------         ---------        ---------      ---------
Gross profit ..............................        64,219         53,893           149,187           88,562         49,879

Selling, general and administrative expense        38,270         34,557           103,284           56,224         43,272
                                                ---------      ---------         ---------        ---------      ---------
Income from operations ....................        25,949         19,336            45,903           32,338          6,607

Interest expense, net .....................         9,706          6,002            20,627           10,983          2,068

Foreign currency gain .....................          (199)          --                (199)            --             --

Merger transaction costs ..................          --             --                --               --            9,319

Debt extinguishment costs .................          --             --                --              7,579           --
                                                ---------      ---------         ---------        ---------      ---------
Income (loss) from continuing operations
   before income taxes ....................        16,442         13,334            25,475           13,776         (4,780)

Income taxes ..............................         6,823          5,535            10,572            5,718            977
                                                ---------      ---------         ---------        ---------      ---------
Income (loss) from continuing operations ..         9,619          7,799            14,903            8,058         (5,757)

Loss from discontinued operations .........          --             --                --               (521)          --
                                                ---------      ---------         ---------        ---------      ---------
Net income (loss) .........................     $   9,619      $   7,799         $  14,903        $   7,537      $  (5,757)
                                                =========      =========         =========        =========      =========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  165           108
                                                               Nine Months        Days          Days
                                                                  Ended           Ended         Ended
                                                              September 27,   September 30,   April 18,
                                                                   2003           2002          2002
                                                              -----------------------------------------
                                                                                             Predecessor
                                                                                             -----------
OPERATING ACTIVITIES

Income (loss) from continuing operations ..................     $  14,903      $   8,058      $  (5,757)
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by (used in) operating
activities:
         Depreciation and amortization ....................         8,874          4,246          3,969
         Tax benefit from stock option exercise ...........          --             --              113
         Cost of sales expense related to an inventory fair
          value purchase accounting adjustment ............         1,402          1,891           --
         Debt extinguishment costs ........................          --            7,579           --
         Amortization of deferred financing costs .........         4,953            953           --
         Changes in operating assets and liabilities:
                  Accounts receivable, net ................       (33,303)       (15,942)        (6,246)
                  Inventories .............................       (10,457)        (6,661)        (5,170)
                  Income taxes ............................         9,914         (1,794)          (616)
                  Accounts payable and accrued liabilities         21,500         38,574         (4,326)
                  Other ...................................           693             57           (225)
                                                                ---------      ---------      ---------
Net cash provided by (used in) operating activities .......        18,479         36,961        (18,258)

INVESTING ACTIVITIES

Acquisition of Predecessor's equity .......................          --         (366,386)          --
Acquisition of Gentek Holdings, net of cash acquired ......      (111,032)          --             --
Proceeds from sale of AmerCable ...........................          --           28,332           --
Proceeds from sale of assets ..............................          --               35            220
Additions to property, plant and equipment ................        (9,587)        (6,681)        (3,817)
                                                                ---------      ---------      ---------
Net cash used in investing activities .....................      (120,619)      (344,700)        (3,597)

FINANCING ACTIVITIES

Equity contribution from Associated Materials Holdings Inc.          --          164,807           --
Proceeds from issuance of 9 3/4% senior subordinated notes           --          165,000           --
Proceeds from borrowings under term loan ..................       190,000        125,000           --
Repayments of term loan ...................................       (86,500)       (38,500)          --
Redemption of 9 1/4% senior subordinated notes ............          (908)       (74,092)          --
Debt extinguishment costs .................................          --           (7,579)          --
Financing costs ...........................................        (5,571)       (12,844)          --
Dividends paid ............................................          --             --             (339)
Stock options .............................................          --             --               94
                                                                ---------      ---------      ---------
Net cash provided by (used in) financing activities .......        97,021        321,792           (245)
                                                                ---------      ---------      ---------
Net increase (decrease) in cash from continuing operations         (5,119)        14,053        (22,100)
Effect of exchange rates on cash ..........................            35           --             --
Net cash used in discontinued operations ..................          --           (1,076)          --
Cash at beginning of period ...............................        13,022          6,769         28,869
                                                                ---------      ---------      ---------
Cash at end of period .....................................     $   7,938      $  19,746      $   6,769
                                                                =========      =========      =========
SUPPLEMENTAL INFORMATION:

Cash paid for interest ....................................     $  13,198      $   3,326      $   4,479
                                                                =========      =========      =========
Cash paid for income taxes ................................     $     510      $   6,357      $   2,254
                                                                =========      =========      =========


                            See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2003
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of Associated Materials Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. Certain prior period amounts have been reclassified to conform to the current period presentation.

         The Company elected to change its fiscal year from a calendar year ending on December 31st to a 52 / 53 week fiscal year that ends on the Saturday closest to December 31st. The third quarter of fiscal 2003 began on June 29, 2003 and ended on September 27, 2003. The Company's 2003 fiscal year end will be January 3, 2004.

         The Company's 2003 results of operations include the results of Gentek Holdings, Inc. ("Gentek Holdings") subsequent to its acquisition, which was completed on August 29, 2003 (see Note 2). The Company's 2002 results of operations prior to the date of the merger transaction with Harvest Partners, Inc. ("Harvest Partners") (see Note 3) are presented as the results of the Predecessor. The results of operations, including the merger transaction with Harvest Partners and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

         The Company is a manufacturer of exterior residential building products, which are distributed through company-owned distribution centers and independent distributors across the United States and Canada. The Company produces a broad range of vinyl siding and accessories, vinyl windows, and aluminum and steel siding and accessories as well as vinyl fencing, decking and railing and vinyl garage doors. Because most of the Company's building products are intended for exterior use, the Company's sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NOTE 2 - ACQUISITION OF GENTEK HOLDINGS, INC.

         On August 29, 2003, the Company completed the acquisition of all of the issued and outstanding shares of Gentek Holdings and repaid all of the indebtedness and related accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $112.1 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees. Additionally, the Company paid $5.6 million of financing costs of which $1.1 million was paid to Harvest Partners.

         Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufacturers and distributes vinyl siding and accessories, vinyl windows, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through thirteen company-owned distribution centers in the mid-Atlantic region of the United States, twenty company-owned distribution centers in Canada and independent distributors in the United States. The Company completed the acquisition to expand its presence in the independent distributor market channel and to achieve potential synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers and related to raw material savings from the increased purchasing leverage.

         In connection with the acquisition, the Company amended and restated its existing credit facility by adding a term loan facility to borrow an additional $113.5 million and expanding its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million.

         The acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based upon their estimated fair values as follows (in thousands):


                  Cash                                                                $     1,088
                  Accounts receivable..............................................        43,529
                  Inventory........................................................        38,460
                  Other current assets.............................................         3,947
                  Deferred income taxes............................................         1,736
                                                                                      -----------
                           Total current assets....................................        88,760
                  Property, plant and equipment....................................        28,650
                  Goodwill.........................................................        47,556
                  Trademarks and trade names.......................................         1,568
                  Patents..........................................................           853
                  Deferred income taxes............................................         8,128
                                                                                      -----------
                                    Total assets...................................   $   175,515
                                                                                      ===========
                  Accounts payable.................................................   $    26,179
                  Accrued liabilities..............................................        13,258
                  Income taxes payable.............................................         1,434
                                                                                      -----------
                           Total current liabilities...............................        40,871
                  Other liabilities................................................        22,042
                  Long-term debt...................................................         7,500
                  Stockholder's equity.............................................       105,102
                                                                                      -----------
                                    Total liabilities and stockholder's equity.....   $   175,515
                                                                                      ===========

         The purchase price allocation is preliminary, based on facts currently known to the Company and is subject to adjustment as the final valuation for the fair value of the acquired tangible property, plant and equipment, intangible assets and warranty liability related to certain steel siding has not been completed. As a result, the actual allocation is subject to the completion of these valuations and therefore may differ. The purchase consideration of $112.1 million was financed through the additional term loans and revolving loans under the amended and restated credit facility.

NOTE 3 - PRO FORMA INFORMATION

         On April 19, 2002, a cash tender offer for the Company's then outstanding common stock for $50 per share and a cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes were completed. As a result, the Company became a privately held, wholly-owned subsidiary of Associated Materials Holdings Inc. ("Holdings"), which is controlled by affiliates of Harvest Partners, Inc. The completion of the aforementioned transactions constitute the merger transaction with Harvest Partners. The merger was accounted for using the purchase method of accounting. The total consideration of $366.5 million was allocated to tangible and intangible assets acquired and liabilities assumed based on fair values at the date of the acquisition based on valuation estimates and certain assumptions. The purchase consideration of $366.5 million, financing costs of $13.0 million, tender offer of the $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% senior subordinated notes due 2012 ("9 3/4% notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

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

         The following pro forma information for the quarter and nine months ended September 27, 2003 was prepared as if the acquisition of Gentek Holdings occurred as of the beginning of each period presented. The following pro forma information for the quarter and nine months ended September 30, 2002 were prepared as if the merger transaction with Harvest Partners, the sale of AmerCable and the acquisition of Gentek Holdings occurred as of the beginning of each period presented. On a pro forma basis, the Company would have had (in thousands):

                    Quarter Ended               Nine Months Ended
             September 27, September 30,    September 27, September 30,
                 2003         2002             2003          2002
               --------     --------         --------      --------
Net sales      $281,911     $254,266         $705,153      $647,438
Net income     $ 12,517     $ 10,811         $ 18,241      $ 13,125

         The pro forma information is not necessarily indicative of the results that would have occurred had the merger transaction with Harvest Partners, sale of AmerCable and acquisition of Gentek Holdings occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma results of operations include inventory fair value adjustments consisting of $1.4 million for the quarter and nine months ended September 27, 2003 related to the acquisition of Gentek Holdings and $3.3 million for the quarter and nine months ended September 30, 2002 related to the acquisition of Gentek Holdings and merger transaction with Harvest Partners. However, the pro forma results of operations for all periods presented exclude the effect of non-recurring expenses of accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility totaling $3.9 million.

NOTE 4 - INVENTORIES

         Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                        September 27,    December 31,
                                            2003            2002
                                          --------        --------
Raw materials ....................        $ 29,331        $ 13,545
Work-in-process ..................           5,275           3,928
Finished goods and purchased stock          73,830          42,896
                                          --------        --------
                                          $108,436        $ 60,369
                                          ========        ========

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill of $245.0 million consists of the purchase price for the acquisition of Gentek Holdings and the merger transaction with Harvest Partners in excess of the fair value of the tangible and intangible net assets acquired. As the purchase price for the acquisition of Gentek is preliminary, the value of goodwill and intangible assets is subject to adjustment. The Company has determined that one trademark and the Alside trade name totaling $74.7 million have indefinite useful lives. The remaining $25.6 million of trademarks are being amortized on a straight-line basis over their estimated remaining useful lives of 15 years. Patents are being amortized on a straight-line basis over their estimated remaining useful lives of 10 years. Amortization expense related to trademarks and patents was approximately $0.4 million and $0.2 million, respectively, for the quarter ended September 27, 2003. Amortization expense related to trademarks and patents was approximately $0.7 million and $0.2 million, respectively, for the quarter ended September 30, 2002. Amortization expense related to trademarks and patents was approximately $1.2 million and $0.5 million, respectively, for the nine months ended September 27, 2003. Accumulated amortization related to trademarks and patents was approximately $2.4 million and $1.1 million, respectively, as of September 27, 2003 and approximately $1.2 million and $0.6 million, respectively, as of December 31, 2002.

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                     September 27,    December 31,
                                         2003            2002
                                       --------        --------
9 3/4% notes ..................        $165,000        $165,000
Term loan under credit facility         180,000          76,500
9 1/4% notes ..................            --               908
                                       --------        --------
                                       $345,000        $242,408
                                       ========        ========

         The Company's $165 million of 9 3/4% notes are due in 2012 and pay interest semi-annually in April and October. In connection with the acquisition of Gentek, the Company amended its existing credit facility by adding a term loan facility to borrow $190 million, which was utilized for the Gentek acquisition and repayment of the Company's existing $76.5 million of term loans and expanded its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The term loans are due in August 2010 with minimum principal amortization of 1% per year with quarterly payments of the unamortized principal in the final year of the loan and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% payable quarterly at the end of each calendar quarter. The revolving credit facility expires in 2007 and bears interest at LIBOR plus 3.00% payable quarterly at the end of each calendar quarter. There were no amounts outstanding against the revolving portion of the credit facility at September 27, 2003.

         The term loan under the Company's amended credit facility was considered to be "substantially different" as defined by FASB Emerging Issues Task Force ("EITF") 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" as a result of the amendment. The Company recorded accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility totaling $3.9 million, which is included in interest expense.

         The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of September 27, 2003. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2002 were sufficient such that no additional principal payments were required in 2003 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within 12 months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

NOTE 7 - STOCK PLANS

         The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net income for the quarter and nine months ended September 27, 2003, quarter and 165 days ended September 30, 2002 and 108 days ended April 18, 2002 would have been (in thousands):


                                                                            Nine
                                        Quarter          Quarter           Months         165 Days        108 Days
                                         Ended            Ended            Ended            Ended           Ended
                                      September 27,    September 30,    September 27,    September 30,     April 18,
                                          2003             2002             2003             2002            2002
                                      -------------    -------------    -------------    -------------     ---------
                                                                                                          Predecessor
                                                                                                          -----------
Net income (loss) as reported ..        $  9,619         $  7,799         $ 14,903         $  7,537         $ (5,757)
Pro forma stock based employee
   compensation cost, net of tax             (33)             (32)             (99)            (204)             (65)
                                        --------         --------         --------         --------         --------
Pro forma net income (loss) ....        $  9,586         $  7,767         $ 14,804         $  7,333         $ (5,822)
                                        ========         ========         ========         ========         ========

NOTE 8 - INCOME TAXES

         As a result of relocating the Company's corporate office from Texas to Ohio in April 2002, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. In addition, the Predecessor's tax provision included an estimate for merger transaction costs that were not deductible for income tax purposes.

NOTE 9 - COMPREHENSIVE INCOME

         Comprehensive income differs from net income due to foreign currency translation adjustments as follows:

                                                                    Nine
                                     Quarter        Quarter         Months      165 Days        108 Days
                                      Ended          Ended          Ended         Ended          Ended
                                   September 27,  September 30,  September 27, September 30,    April 18,
                                      2003           2002           2003           2002           2002
                                   ------------   ------------   -------------  ------------   -----------
                                                                                               Predecessor
                                                                                               -----------
Net income (loss) as reported        $ 9,619        $ 7,799        $14,903        $ 7,537        $(5,757)
Foreign currency translation
   adjustments ..............            931           --              931           --             --
                                     -------        -------        -------        -------        -------
Comprehensive income (loss) .        $10,550        $ 7,799        $15,834        $ 7,537        $(5,757)
                                     =======        =======        =======        =======        =======

NOTE 10 - RECENTLY ADOPTED ACCOUNTING STANDARDS

         On January 1, 2003, the Company adopted the provisions of FASB SFAS No. 145,- "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer be presented as an extraordinary item. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002. The debt extinguishment costs include $4.9 million for the premium paid to extinguish substantially all of the Successor's assumed 9 1/4% notes and $2.7 million for the financing fees related to an interim credit facility utilized for the merger transaction with Harvest Partners, which was repaid shortly thereafter.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable preferred stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. Adoption of the effective or deferred provisions of SFAS No. 150 did not and are expected not to have a material effect on the Company's financial position, results of operations or cash flows.

         In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46")
- "Consolidation of Variable Interest Entities." Companies were required to adopt the provisions of this interpretation immediately for all new variable interest entities and at the end of the interim period beginning after December 15, 2003 for all variable interest entities in which an enterprise acquired an interest in that entity before February 1, 2003. As the Company does not have an interest in any variable interest entities, the adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 11 - SUBSIDIARY GUARANTORS

         The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (the "Non-Guarantor Subsidiary") is a Canadian company and does not guarantee the Company's 9 3/4% notes. The operations and cash flows of Gentek Holdings, Inc., Gentek Building Products, Inc. and Gentek Building Products Limited are presented since the date of their acquisition on August 29, 2003. As such, no consolidating statements of operations or cash flows are presented for the three and nine months ended September 30, 2002 as the Company's only guaranteeing subsidiary for those periods did not have any assets, liabilities or operations. The balance sheet information includes all subsidiaries as of September 27, 2003. No consolidating balance sheet is presented as of December 31, 2002 as the Company's only guaranteeing subsidiary as of that date did not have any assets or liabilities. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               September 27, 2003
                                 (In thousands)
                                   (Unaudited)

                                                             Guarantor        Non-Guarantor Reclassification/
                                             Parent        Subsidiaries        Subsidiary      Eliminations      Consolidated
                                             ------        ------------        ----------      ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents .......        $   7,830        $  (2,224)        $   2,332         $    --           $   7,938
   Accounts receivable, net ........           95,444           25,571            24,034              --             145,049
   Intercompany receivables ........            1,847             --               1,281            (3,128)             --
   Inventory .......................           70,146           15,239            23,051              --             108,436
   Deferred income taxes ...........            3,653            1,736              --                --               5,389
   Other current assets ............            4,318            1,227             2,687              --               8,232
                                            ---------        ---------         ---------         ---------         ---------
         Total current assets ......          183,238           41,549            53,385            (3,128)          275,044

Property, plant and equipment, net .          101,677            7,245            21,600              --             130,522
Goodwill ...........................          197,461           44,726             2,830              --             245,017
Trademarks and trade names, net ....           96,287              724               862              --              97,873
Patents, net .......................            5,587              856              --                --               6,443
Investment in subsidiaries .........          107,148           20,000              --            (127,148)             --
Other assets .......................           11,639             --                 391              --              12,030
                                            ---------        ---------         ---------         ---------         ---------
         Total assets ..............        $ 703,037        $ 115,100         $  79,068         $(130,276)        $ 766,929
                                            =========        =========         =========         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ................        $  44,387        $   8,823         $  15,862         $    --           $  69,072
   Intercompany payables ...........             --              3,128              --              (3,128)             --
   Accrued liabilities .............           42,501            7,887             8,175              --              58,563
   Income taxes payable ............            4,998              220             1,591              --               6,809
                                            ---------        ---------         ---------         ---------         ---------
         Total current liabilities             91,886           20,058            25,628            (3,128)          134,444

Deferred income taxes ..............           58,976           (6,979)           (1,111)             --              50,886
Other liabilities ..................           21,072           10,933            10,991              --              42,996
Long-term debt .....................          337,500             --               7,500              --             345,000
Stockholders' equity ...............          193,603           91,088            36,060          (127,148)          193,603
                                            ---------        ---------         ---------         ---------         ---------
         Total liabilities and
           stockholder's equity ....        $ 703,037        $ 115,100         $  79,068         $(130,276)        $ 766,929
                                            =========        =========         =========         =========         =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Three Months Ended September 27, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                  Guarantor      Non-Guarantor   Reclassification/
                                                      Parent     Subsidiaries     Subsidiary        Elimination       Consolidated
                                                     ---------    ---------        ---------         ---------         ---------
Net sales ...................................        $ 196,722    $  13,651        $  18,185         $  (4,752)        $ 223,806

Cost of sales ...............................          137,407       11,808           15,124            (4,752)          159,587
                                                     ---------    ---------        ---------         ---------         ---------
Gross profit ................................           59,315        1,843            3,061              --              64,219

Selling, general and administrative expense             35,132        1,652            1,486              --              38,270
                                                     ---------    ---------        ---------         ---------         ---------
Income from operations ......................           24,183          191            1,575              --              25,949

Interest expense, net .......................            9,647         --                 59              --               9,706

Foreign currency gain .......................             --           --               (199)             --                (199)
                                                     ---------    ---------        ---------         ---------         ---------
Income from continuing operations before
     income taxes ...........................           14,536          191            1,715              --              16,442
                                                                                                                              79
Income taxes ................................            6,032          712             --               6,823
                                                     ---------    ---------        ---------         ---------         ---------
Income before equity income from subsidiaries            8,504          112            1,003              --               9,619
Equity income from subsidiaries .............            1,115         --             (1,115)             --
                                                     ---------    ---------        ---------         ---------         ---------
Net income (loss) ...........................        $   9,619    $     112        $   1,003         $  (1,115)        $   9,619
                                                     =========    =========        =========         =========         =========


                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 27, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                      Guarantor     Non-Guarantor   Reclassification/
                                                       Parent        Subsidiaries      Subsidiary      Elimination     Consolidated
                                                     ---------        ---------        ---------         ---------      ---------

Net sales ...................................        $ 488,029        $  13,651        $  18,185         $  (4,752)     $ 515,113

Cost of sales ...............................          343,746           11,808           15,124            (4,752)       365,926
                                                     ---------        ---------        ---------         ---------      ---------
Gross profit ................................          144,283            1,843            3,061              --          149,187

Selling, general and administrative expense            100,146            1,652            1,486              --          103,284
                                                     ---------        ---------        ---------         ---------      ---------
Income from operations ......................           44,137              191            1,575              --           45,903

Interest expense, net .......................           20,568             --                 59              --           20,627

Foreign currency gain .......................             --               --               (199)             --             (199)
                                                     ---------        ---------        ---------         ---------      ---------
Income from continuing operations before
     income taxes ...........................           23,569              191            1,715              --           25,475

Income taxes ................................            9,781               79              712              --           10,572
                                                     ---------        ---------        ---------         ---------      ---------
Income before equity income from subsidiaries           13,788              112            1,003              --           14,903

Equity income from subsidiaries .............            1,115             --               --              (1,115)          --
                                                     ---------        ---------        ---------         ---------      ---------
Net income (loss) ...........................        $  14,903        $     112        $   1,003         $  (1,115)     $  14,903
                                                     =========        =========        =========         =========      =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 27, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                    Guarantor     Non-Guarantor  Reclassificatio
                                                        Parent     Subsidiaries     Subsidiary      Elimination       Consolidated
                                                        ------     ------------     ----------      -----------       ------------
Net cash provided by (used in) operating activities    $  21,705     $  (3,048)      $    (178)     $      --          $  18,479

INVESTING ACTIVITIES
Acquisition of Gentek Holdings, net of cash acquired    (111,032)         --              --               --           (111,032)
Additions to property, plant and equipment .........      (9,422)          (74)            (91)            --             (9,587)
                                                       ---------     ---------       ---------      -----------        ---------
Net cash used in investing activities ..............    (120,454)          (74)            (91)            --           (120,619)

FINANCING ACTIVITIES
Proceeds from borrowings under term loan ...........     182,500          --             7,500             --            190,000
Repayments of term loan ............................     (86,500)         --              --               --            (86,500)
Redemption of 9 1/4% senior subordinated notes .....        (908)         --              --               --               (908)
Financing costs ....................................      (5,571)         --              --               --             (5,571)
Intercompany transactions ..........................       4,036           898          (4,934)            --               --
                                                       ---------     ---------       ---------      -----------        ---------
Net cash provided by financing activities ..........      93,557           898           2,566             --             97,021
                                                       ---------     ---------       ---------      -----------        ---------
Net increase (decrease) in cash from continuing
  operations .......................................      (5,192)       (2,224)          2,297             --             (5,119)
Effect of exchange rates on cash ...................        --            --                35             --                 35
Cash at beginning of period ........................      13,022          --              --               --             13,022
                                                       ---------     ---------       ---------      -----------        ---------
Cash at end of period ..............................   $   7,830     $  (2,224)      $   2,332      $      --          $   7,938
                                                       =========     =========       =========      ===========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On August 29, 2003, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Gentek Holdings, Inc. ("Gentek Holdings") and repaid all of the indebtedness and accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $112.1 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees.

         Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufacturers and distributes vinyl siding and accessories, vinyl windows and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through thirteen company-owned distribution centers in the mid-Atlantic region of the United States, twenty company-owned distribution centers in Canada and independent distributors in the United States.

         In connection with the acquisition, the Company amended its existing credit facility by adding a term loan facility to borrow an additional $113.5 million and expanding its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million.

RESULTS OF OPERATIONS

         The Company's results of operations include the results of Gentek subsequent to its acquisition on August 29, 2003.

         On April 19, 2002, a cash tender offer for the Company's then outstanding common stock for $50 per share and a cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes were completed. As a result, the Company became a privately held, wholly owned subsidiary of Associated Materials Holdings Inc., which is controlled by affiliates of Harvest Partners, Inc. ("Harvest Partners").

         The Company's results of operations prior to the date of the merger transaction with Harvest Partners are presented as the results of the Predecessor. The results of operations, including the merger transaction with Harvest Partners and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest the division.

         The following table sets forth for the periods indicated the results of the Company's operations by segment:

                        ASSOCIATED MATERIALS INCORPORATED
     CONDENSED CONSOLIDATED PREDECESSOR / SUCCESSOR STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              Three        Three          Nine            108          165          Nine
                                              Months       Months         Months         Days          Days        Months
                                              Ended         Ended         Ended          Ended         Ended        Ended
                                             September    September      September      April        September    September
                                                27,           30,           27,           18,           30,          30,
                                               2003          2002          2003          2002          2002         2002
                                             ------------------------------------------------------------------------------
                                                                                     PREDECESSOR     SUCCESSOR     COMBINED
                                                                                     -----------     ---------     --------
Net sales
         Building products ................. $ 223,806     $ 176,673     $ 515,113     $ 161,959     $ 290,633    $ 452,592
         AmerCable .........................      --            --            --          18,271          --         18,271
                                             ---------     ---------     ---------     ---------     ---------    ---------
                  Total ....................   223,806       176,673       515,113       180,230       290,633      470,863
Gross profit
         Building products .................    64,219        53,893       149,187        47,102        88,562      135,664
         AmerCable .........................      --            --            --           2,777          --          2,777
                                             ---------     ---------     ---------     ---------     ---------    ---------
                  Total ....................    64,219        53,893       149,187        49,879        88,562      138,441

Selling, general and administrative expense
         Building products .................    38,270        34,557       103,284        41,080        56,224       97,304
         AmerCable .........................      --            --            --           2,192          --          2,192
                                             ---------     ---------     ---------     ---------     ---------    ---------
                  Total ....................    38,270        34,557       103,284        43,272        56,224       99,496

Income from operations
         Building Products .................    25,949        19,336        45,903         6,022        32,338       38,360
         AmerCable .........................      --            --            --             585          --            585
                                             ---------     ---------     ---------     ---------     ---------    ---------
                  Total ....................    25,949        19,336        45,903         6,607        32,338       38,945

Interest, net (a)  .........................     9,706         6,002        20,627         2,068        10,983       13,051
Foreign currency gain ......................      (199)         --            (199)         --            --           --
Merger transaction costs (b) ...............      --            --            --           9,319          --          9,319
Debt extinguishment costs (c)  .............      --            --            --            --           7,579        7,579
                                             ---------     ---------     ---------     ---------     ---------    ---------
Income (loss) from continuing operations
     before income taxes ...................    16,442        13,334        25,475        (4,780)       13,776        8,996
Income taxes ...............................     6,823         5,535        10,572           977         5,718        6,695
                                             ---------     ---------     ---------     ---------     ---------    ---------
Net income (loss) from continuing operations     9,619         7,799        14,903        (5,757)        8,058        2,301
Loss from discontinued operations ..........      --            --            --            --            (521)        (521)
                                             ---------     ---------     ---------     ---------     ---------    ---------
Net income (loss)  ......................... $   9,619     $   7,799     $  14,903     $  (5,757)    $   7,537    $   1,780
                                             =========     =========     =========     =========     =========    =========


                                                  Three       Three      Nine     108          165         Nine
                                                  Months      Months    Months    Days         Days       Months
                                                  Ended       Ended     Ended    Ended        Ended       Ended
                                                September   September September  April     September   September
                                                   27,         30,       27,      18,          30,         30,
                                                  2003        2002      2003     2002         2002        2002
                                                ---------------------------------------------------------------
                                                                             PREDECESSOR   SUCCESSOR    COMBINED

Reconciliation of net income (loss)
 to EBITDA (d) (e):


Net income (loss)............................    9,619      $7,799    $ 14,903  $(5,757)     $ 7,537     $ 1,780
Interest - Continuing operations.............    9,706       6,002      20,627     2,068      10,983      13,051
         - Discontinued operations (f).......        -           -           -         -       1,213       1,213
Taxes    - Continuing operations.............    6,823       5,535      10,572       977       5,718       6,695
         - Discontinued operations...........        -           -           -         -        (370)       (370)
Depreciation and Amortization................
         - Continuing operations.............    3,362       2,849       8,874     3,969       4,246       8,215

         - Discontinued operations...........        -           -           -         -         318         318
                                              --------    --------    --------   -------     -------     -------
EBITDA....................................... $ 29,510    $ 22,185    $ 54,976   $ 1,257     $29,645     $30,902
                                             =========    ========    ========   =======     =======     =======


(a) The 2003 periods include accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility totaling $3.9 million as a result of amending and restating the Company's credit facility for the Gentek Holdings acquisition.

(b) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent merger transaction with Harvest Partners.

(c) Debt extinguishment costs include $4.9 million for the extinguishment of substantially all of the Successor's assumed 9 1/4% senior subordinated notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the merger, which was repaid shortly thereafter.

(d) EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. The Company considers EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included EBITDA because it believes it is used by certain investors as one measure of a company's ability to service its debt. EBITDA should be considered in addition to, not as a substitute for the Company's net income or loss or to cash flows as well as other measures of financial performance in accordance with accounting principles generally accepted in the United States. EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Therefore, EBITDA as presented by the Company, may not be comparable to similarly titled measures reported by other companies. The Company has changed the way it describes EBITDA in connection with the adoption by the SEC of Regulation G and other rules affecting non-GAAP financial measures. Accordingly, EBITDA as used in this report has not been adjusted for items that may impact its comparability to prior periods, including items such as AmerCable's results of operations, merger transaction costs, debt extinguishment costs and certain cost of sales expenses relating to inventory fair value adjustments recorded at the time of the merger transaction with Harvest Partners and the acquisition of Gentek.

(e) AmerCable's EBITDA is calculated as its net income (loss) plus interest, taxes, depreciation and amortization. For the periods through the date of its sale, AmerCable's EBITDA is calculated as follows:

                                                                       January     April 19,   January
                                                                       1, 2002       2002      1, 2002
                                                                          To          To         To
                                                                        April      June 24,    June 24,
                                                                       18, 2002      2002       2002
                                                                     -----------   ---------  --------
                                                                     PREDECESSOR   SUCCESSOR  COMBINED
          Reconciliation of net income (loss) to EBITDA:
          ----------------------------------------------
          Net income (loss).........................................     $ 359      $ (521)     $ (162)
          Interest - Discontinued operations (g)....................         -       1,213       1,213
          Taxes    - Continuing operations..........................       226           -         226
                            - Discontinued operations...............         -        (370)       (370)
          Depreciation and Amortization.............................
                            - Continuing operations.................       635           -         635

                            - Discontinued operations...............         -         318         318
                                                                       -------       -----     -------
          EBITDA....................................................   $ 1,220       $ 640     $ 1,860
                                                                       =======       =====     =======

(f) As mentioned above, the 2003 results include the results of Gentek subsequent to its acquisition on August 29, 2003. A reconciliation of EBITDA excluding the impact of the Gentek acquisition for the quarter and nine months ended September 27, 2003 is as follows:

                                                                           Three               Nine
                                                                          Months              Months
                                                                           Ended              Ended
                                                                       September 27,      September 27,
                                                                           2003                2003
                                                                       --------------     ---------------
             Reconciliation of EBITDA excluding the impact of the Gentek
             -----------------------------------------------------------
             acquisition:
             ------------
             EBITDA as presented above.................................  $ 29,510           $ 54,976
               Less EBITDA from the impact of the Gentek...............
                      acquisition calculated as:
                      Net income.......................................     1,099              1,099
                      Interest.........................................        59                 59
                      Taxes............................................       779                779

                      Depreciation and Amortization....................       485                485
                                                                          -------            -------
                      EBITDA from the impact of the Gentek
                      acquisition......................................     2,422              2,422
                                                                          -------            -------
             EBITDA excluding impact of Gentek acquisition.............   $27,088            $52,554
                                                                          =======            =======


         EBITDA from the impact of the Gentek acquisition includes a cost of sales adjustment of $1.4 million related to an inventory fair value adjustment recorded at the time of the acquisition. Management believes the presentation of non-GAAP financial measures that exclude the operations of Gentek provides useful information to investors regarding the Company's results of operations as these non-GAAP financial measures allow investors to better evaluate ongoing business performance, and factors that influenced performance during the periods under report.

(g) Includes accelerated amortization of $0.8 million of debt issuance costs as a result of using the proceeds from the sale of AmerCable to permanently reduce the credit facility.

Quarter Ended September 27, 2003 Compared to Quarter Ended September 30, 2002
-----------------------------------------------------------------------------

         As discussed below, results of operations include the Company's ongoing building products operations, which include the Company's Alside division and Gentek subsequent to its acquisition on August 29, 2003.

         Net sales were $223.8 million for the quarter ended September 27, 2003, a 26.7% increase over $176.7 million for the same period in 2002. The 2003 results include $27.1 million of net sales contributed by the Gentek acquisition. Excluding the impact of the Gentek acquisition, net sales from continuing operations increased 11.3%. The increase in sales was primarily driven by an increase in window sales along with sales from the Company's Gentek subsidiary. Gross profit for the quarter ended September 27, 2003 was $64.2 million, or 28.7% of net sales, compared to $53.9 million, or 30.5% of net sales, for the same period in 2002. The decrease in gross profit margin percentage is due to lower margin window sales comprising a larger proportion of total sales in 2003 and the inclusion of Gentek's operations for the month of September, which includes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the Gentek acquisition. Additionally, Gentek's gross margin percentage is typically lower than Alside's as a larger proportion of Gentek's sales are to independent distributors versus contractors through company-owned distribution centers. Selling, general and administrative ("SG&A") expense increased to $38.3 million, or 17.1% of net sales, for the quarter ended September 27, 2003 compared to $34.6 million, or 19.6% of net sales, for the same period in 2002. The increase in selling, general and administrative expense is primarily a result of three new supply centers added in 2003 along with the acquisition of Gentek. Income from operations was $25.9 million for the quarter ended September 27, 2003 compared to $19.3 million for the same period in 2002.

         EBITDA for the quarter ended September 27, 2003 was $29.5 million compared to $22.2 million for the same period in 2002. EBITDA for the third quarter of 2003 includes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the Gentek acquisition. Excluding the impact of the Gentek acquisition, EBITDA for the third quarter of 2003 was $27.1 million.

Successor and Predecessor Results

         The Successor had net sales and net income of $223.8 million and $9.6 million, respectively, for the quarter ended September 27, 2003. Interest expense during this period was $9.7 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing costs and accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility totaling $3.9 million as a result of amending and restating the Company's credit facility for the Gentek Holdings acquisition. Net gains on foreign currency transactions totaled $0.2 million. As a result of relocating the Company's corporate office from Texas to Ohio in 2002, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The Successor recorded an income tax provision of $6.8 million, representing the 41.5% effective tax rate. The Successor had net sales and net income of $176.7 million and $7.8 million, respectively, for the quarter ended September 30, 2002. Interest expense during this period was $6.0 million and consisted primarily of interest on the 9 3/4% notes, term loan under the credit facility and amortization of deferred financing costs. The Successor recorded an income tax provision of $5.5 million, representing the 41.5% effective tax rate.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002
----

         Net sales were $515.1 million for the nine months ended September 27, 2003, a 13.8% increase over $452.6 million for the same period in 2002. The 2003 results include $27.1 million of net sales contributed by the Gentek acquisition. Excluding the impact of the Gentek acquisition, net sales from continuing operations increased 7.8%. The increase in sales was primarily driven by an increase in window sales along with sales from the Company's Gentek subsidiary. Gross profit increased to $149.2 million, or 29.0% of net sales, for the nine months ended September 27, 2003 compared to $135.7 million, or 30.0% of net sales, for the same period in 2002. The decrease in gross profit margin percentage was primarily due to lower margin window sales comprising a larger proportion of total sales in 2003 compared to the same period in 2002. SG&A expense increased to $103.3 million, or 20.1% of net sales, for the nine months ended September 27, 2003 compared to $97.3 million, or 21.5% of net sales, for the same period in 2002. SG&A expense increased for the year-to-date period primarily as a result of the three new supply centers added in 2003 along with the seven new supply centers added in 2002, which had nine full months of expense in 2003. Income from operations was $45.9 million for the nine months ended September 27, 2003 compared to $38.4 million for the same period in 2002.

         EBITDA for the nine months ended September 27, 2003 was $55.0 million compared to $30.9 million for the same period in 2002. EBITDA for the nine months ended September 27, 2003 includes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek. Excluding the impact of the Gentek acquisition, EBITDA for the nine months ended September 27, 2003 was $52.6 million. EBITDA for the nine months ended September 30, 2002 includes $1.9 million of EBITDA relating to the AmerCable division, merger transaction costs of $9.3 million, debt extinguishment costs of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the merger transaction with Harvest Partners.

Successor and Predecessor Results

         The Successor had net sales and net income of $515.1 million and $14.9 million, respectively, for the nine months ended September 27, 2003. Interest expense during this period was $20.6 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing costs and accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility totaling $3.9 million as a result of amending and restating the Company's credit facility for the Gentek acquisition. The Successor recorded an income tax provision of $10.6 million, representing the 41.5% effective tax rate.

         The Successor had net sales and net income of $290.6 million and $7.5 million, respectively, for the period from April 19, 2002 to September 30, 2002. Interest expense during this period was $11.0 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility, an interim credit facility temporarily utilized for the merger transaction with Harvest Partners and amortization of deferred financing costs. As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The Successor recorded an income tax provision of $5.7 million, representing the 41.5% effective tax rate. The Successor's results include debt extinguishment costs of $7.6 million, including $4.9 million for the premium paid to extinguish $74.0 million of the Successor's assumed 9 1/4% notes and $2.7 million for financing fees related to an interim credit facility utilized for the merger transaction with Harvest Partners, which was repaid shortly thereafter and loss from discontinued operations of $0.5 million, net of tax, for the Company's AmerCable division.

         The Predecessor had net sales and a net loss of $180.2 million and $5.8 million for the period from January 1, 2002 to April 18, 2002. Interest expense was $2.1 million and consisted primarily of interest on the Company's 9 1/4% notes for the time period from January 1, 2002 to April 18, 2002. The Predecessor's results include $9.3 million of transaction costs consisting of investment banking and legal fees associated with the merger transaction with Harvest Partners. The Predecessor recorded an income tax provision of $1.0 million, representing the 38.5% effective rate and an estimate for merger transaction costs that were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

         At September 27, 2003, the Company had cash and cash equivalents of $7.9 million and available borrowing capacity of approximately $65.5 million under the revolving portion of its credit facility. Outstanding letters of credit against the credit facility as of September 27, 2003, totaled $4.5 million securing various insurance letters of credit.

         Net cash provided by operations was $18.5 million for the nine months ended September 27, 2003 primarily reflecting the operating results for the period offset by the seasonal increases of accounts receivable and inventory during the summer selling period, partially offset by a seasonal increase in accounts payable.

         For the 165 days ended September 30, 2002 net cash provided by operations of the Successor was $37.0 million. For the one hundred eight days ended April 18, 2002, net cash used in operations of the Predecessor was $18.3 million. Cash flows from operations of the Predecessor also include the working capital needs of AmerCable for the period from January 1, 2002 to April 18, 2002. AmerCable's cash flows for the period from April 19, 2002 to June 24, 2002 are shown as net cash used in discontinued operations. The net $18.7 million of cash provided by operations ($37.0 million of cash provided by the Successor less $18.3 million of cash used by the Predecessor) for the nine months ended September 30, 2002 primarily reflects the operating results for the period offset by the seasonal increases of accounts receivable and inventory, partially offset by a seasonal increase in accounts payable.

         Capital expenditures totaled $9.6 million for the nine months ended September 27, 2003 and were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location and expenditures related to opening three new supply centers. Cash flows from investing activities also include the net acquisition amount paid for Gentek of $111.0 million, net of cash acquired.

         For the 165 days ended September 30, 2002, capital expenditures of the Successor totaled $6.7 million. For the one hundred eight days ended April 18, 2002, capital expenditures of the Predecessor totaled $3.8 million, which includes AmerCable's capital expenditures of $1.9 million. The combined capital expenditures of the Successor and Predecessor, excluding AmerCable, totaled $8.6 million for the nine months ended September 30, 2002. Capital expenditures in the 2002 period were primarily for the production of new casement window tooling, related production line expenditures and leasehold improvements for the opening of seven new supply centers.

         Cash flows from the Successor's investing activities also include the merger transaction with Harvest Partners totaling $366.4 million and net proceeds from the sale of AmerCable totaling $28.3 million.

         The purchase consideration of the Gentek acquisition was $112.1 million ($111.0 million, net of cash acquired). In addition, the Company paid $5.6 million of financing costs, repaid $76.5 million of existing Company term loans and $0.6 million of accrued interest under the Company's existing credit facility. The Gentek acquisition purchase consideration, financing costs and the repayment of term loans and accrued interest were financed by cash flows from financing activities for the nine months ended September 27, 2003 including borrowings of $190.0 million under the term loan portion and $10.2 million under the revolving loan portion of the Company's amended and restated credit facility. The Company repaid the $10.2 million of borrowings under the revolving loan portion of its credit facility and $10.0 million of term loans using cash flows from operations and net cash settlements that occurred subsequent to the close of the Gentek acquisition. Additionally, cash flows from financing activities include the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

         Cash flows from the Successor's financing activities for the 165 days ended September 30, 2002 include: (1) the issuance of $165 million of 9 3/4% notes due 2012, (2) $125 million from the credit facility, (3) $164.8 million cash contribution from Associated Materials Holdings Inc. and (4) cash of approximately $6.0 million, representing a portion of the Company's total cash on hand of $6.8 million to finance the merger transaction with Harvest Partners of $366.4 million, financing costs of $12.8 million, tender offer of the 9 1/4% notes of $74.0 million and debt extinguishment costs of $7.6 million. The tender offer premium paid for the 9 1/4% notes was approximately $7.3 million, of which $4.9 million is included as debt extinguishment costs representing the portion of the premium in excess of the fair market value of the 9 1/4% notes. Upon completion of the merger transaction with Harvest Partners, the Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with an additional approximate $0.1 million of the 9 1/4% notes being tendered. The Company permanently reduced borrowings under the term loan by $38.5 million using the net proceeds from the sale of AmerCable and operating cash flows. For the 108 days ended April 18, 2002, cash flows from financing activities include the payment of dividends of $0.3 million partially offset by cash received from stock option exercises of $0.1 million.

         The Company's 9 3/4% notes pay interest semi-annually in April and October. The Company's amended and restated credit facility includes $180.0 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75%, payable quarterly at the end of each calendar quarter, and up to $70 million of available borrowings provided by revolving loans (including a new Canadian subfacility of $15 million), which expire in 2007. The revolving credit facility expires in 2007 and bears interest at LIBOR plus 3.00% payable quarterly at the end of each calendar quarter.

         The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of September 27, 2003. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2002 were sufficient such that no additional principal payments were required in 2003 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

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

        The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under its amended and restated credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations, and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company will be sufficient for these purposes.

EFFECTS OF INFLATION

         The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw material, vinyl resin, has been subject to rapid price changes. Through price increases, the Company has historically been able to pass on significant resin cost increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of vinyl resin cost increases and price increases in the Company's products. However, over longer periods of time, the impact of the cost increases in vinyl resin has historically not been material. Resin prices have increased in 2003, but remained relatively flat during the third quarter. The Company increased prices for its vinyl siding and vinyl windows in April 2003 to offset the increase in resin costs. While the Company expects that any additional significant resin cost increases in 2003 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases.


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

         - ability to profit from the Gentek acquisition, including the Company's ability to grow the Gentek brands and the achievement of anticipated synergies;

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

\
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company has outstanding borrowings under the term loan portion of its credit facility. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At September 27, 2003, the Company had borrowings of $180.0 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the nine months ended September 27, 2003 by approximately $0.2 million.

FOREIGN CURRENCY EXCHANGE RISK

         The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of Gentek, the Company now realizes revenues from sales made through Gentek's Canadian distribution centers in Canadian dollars. The Company's Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However payment terms among the Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. In the past, the Company has hedged against foreign currency exchange rate fluctuations on specific sales or equipment purchasing contracts. At September 27, 2003, the Company had no currency hedges in place.

COMMODITY PRICE RISK

         See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw material, vinyl resin and other commodity raw materials, steel and aluminum.



ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

         There have been no changes to the Company's internal control over financial reporting during the quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                     Description
------                     -----------


31.1                       Certification of the Chief Executive Officer pursuant
                           to Rule 13a-14 of the Exchange Act, as adopted,
                           pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002

31.2                       Certification of the Chief Financial Officer pursuant
                           to Rule 13a-14 of the Exchange Act, as adopted,
                           pursuant to Section 302 of the Sarbanes-Oxley Act of
                           2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
------------------------

Report Date                Description
-----------                -----------

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

August 29, 2003            The Company furnished a current report on Form 8-K to
                           report the close of the acquisition of Gentek
                           Holdings, Inc., which occurred on August 29, 2003
                           (Items 7 and 9).

September 12, 2003         The Company furnished a current report on Form 8-K to
                           report the completion of the acquisition of Gentek
                           Holdings, Inc., which occurred on August 29, 2003
                           (Items 2 and 7).

October 3, 2003            The Company furnished a current report on Form 8-K to
                           report that it had made an investor presentation on
                           October 2, 2003 (Item 9).

November 3, 2003           The Company furnished a current report on Form 8-K to
                           report its financial results for the third quarter
                           ended September 27, 2003 (Items 7, 9 and 12).

November 7, 2003           The Company furnished a current report on Form 8-K/A
                           to amend the Form 8-K furnished on September 12, 2003
                           to report the completion of the acquisition of Gentek
                           Holdings, Inc., which occurred on August 29, 2003
                           (Items 2 and 7).

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




                                    ASSOCIATED MATERIALS INCORPORATED
                                    ---------------------------------
                                               (Registrant)




Date:  November 12, 2003            By:  /s/ Michael Caporale, Jr.
                                       -----------------------------------
                                       Michael Caporale, Jr.
                                       President, Chief Executive Officer and
                                       Director
                                      (Principal Executive Officer)



                                    By:  /s/ D. Keith LaVanway
                                       -----------------------------------
                                       D. Keith LaVanway
                                       Vice President, Chief Financial Officer
                                       Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002