Form 10-K
period 2004-01-03
ASSOCIATED MATERIALS INC
filed 2004-04-02
CIK 802967

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

           FOR THE FISCAL YEAR ENDED JANUARY 3, 2004.

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant at June 27, 2003: None

     As of March 29, 2004, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

     Documents incorporated by reference:  None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Associated Materials Incorporated (the "Company") was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company's core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company's total net sales. These products are generally marketed under the Alside(R), Revere(R) and Gentek(R) brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company's North American network of supply centers. As of January 3, 2004, the Company had 124 supply centers in its network. Approximately two-thirds of the Company's products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide "one-stop" shopping to the Company's contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

     The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to consistently gain market share over the last five years. Approximately 70% of the Company's total net sales are generated through the Company's network of supply centers with the remainder sold to independent distributors and dealers.

     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as "Gentek". Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 13 company-owned distribution centers in the mid-Atlantic region of the United States and 20 company-owned distribution centers in Canada, as well as approximately 200 independent distributors in the United States. The acquisition was completed to expand the Company's presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company intends to maintain distinct separation of the Revere(R) and Gentek(R) brands from the Company's Alside(R) brand by continuing to offer differentiated product, sales and marketing support.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Prior to the sale of AmerCable, as discussed below in "Acquisitions and Dispositions," the Company had two reportable segments: building products and electrical cable products. Subsequent to the sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. See Note 16 in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

INDUSTRY OVERVIEW

     Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, has been less sensitive and thus less cyclical than demand for new home construction. Demand for repair and remodeling is driven by the following:

     - Favorable demographics. The segment of the population age 50 years and above, which favors professionally installed, low maintenance home improvements is growing. By 2010, this age segment will represent approximately 40% of the United States population.

     - Aging of the housing stock. The median home age increased from 23 years in 1985 to 32 years in 2002, and approximately 60% of the current housing stock was built prior to 1980.

     - Increase in average home size. The average home size increased over 25% from 1,785 square feet in 1985 to 2,320 square feet in 2002.

     - Favorable mortgage interest rates. Mortgage interest rates over the past few years have been at historically low levels.

     As a result of these drivers, according to the U.S. Census Bureau, total expenditures for residential improvements and repairs increased from $121.9 billion in 1993 to $173.3 billion in 2002.

     Repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects.

     Vinyl comprises the largest share of the residential window and siding markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. According to industry reports, based on unit sales, vinyl accounted for approximately 44% of the exterior siding market and approximately 58% of the residential window market in 2001. Vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl's favorable attributes, lifetime cost advantages, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. Vinyl siding has achieved increased acceptance in the new construction market as builders and home buyers have recognized vinyl's low maintenance, durability and price advantages. The Company believes that vinyl windows and vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

     Aluminum and steel building products complement vinyl window and siding installations. Aluminum soffit, trim coil, and accessories are typically used in vinyl installations to prepare surfaces and provide certain aesthetic features. Aluminum siding is primarily geared toward niche markets in Canada and the United States. Steel siding continues to be an important product for the "hail belt" regions due to steel's superior resistance to impact damage.

     Products. The Company's principal product offerings are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company's net sales.

     The Company manufactures and distributes windows in the premium, standard and economy categories, primarily under the Alside(R), Revere(R), and Gentek(R) brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company's vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bows, as well as patio doors. All of the Company's windows are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur(R), a fusion-welded window featuring a slim design; Performance Series(TM), a new construction product with superior strength and stability; and UltraMaxx(R), an extra-thick premium window available in light oak, dark oak and cherry woodgrain interior finishes.

     The Company manufactures and distributes vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside(R), Revere(R) and Gentek(R) brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, resistance to deflection and ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company's vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. The Company also offers specialty siding products such as shakes and scallops, beaded siding, extended length siding and variegated siding. The Company's product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of the Company's siding products are accompanied by limited 50 year to lifetime warranties. Key offerings include Charter Oak(R), a premium product whose exclusive TriBeam(TM) design system provides superior rigidity; Centerlock(R), an easy-to-install product designed for maximum visual appeal; and Landscape(R), an economy product featuring a premium look.

     The Company's metal offerings include aluminum trim coil and flatstock, as well as aluminum and steel siding and accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines.

     The Company manufactures a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. The Company's innovative Color Clear Through(TM) program matches eleven core colors across its vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco, or metal, and are used to seal exterior corners, fenestration and other areas. These products are typically formed on site to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted for by other materials. Trim coil and flatstock represented a majority of the Company's metal product sales since the date of the Gentek acquisition.

     The Company offers a wide range of metal siding and accessories, with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. Steel siding and accessories are generally marketed in "hail belt" regions due to steel's superior resistance to impact damage. The Company offers steel siding in a full complement of profiles including 8", vertical and Dutch lap. The Company manufactures aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. While aluminum siding sales are limited to niche markets, aluminum accessories enjoy popularity in vinyl siding applications, particularly in Canada. All aluminum soffit colors match or complement the Company's core vinyl siding colors, as well as those of several of the Company's competitors.

     A summary of the Company's window and siding product offerings is presented in the table below according to the Company's product line classification:

PRODUCT LINE                 WINDOW           VINYL SIDING      STEEL SIDING    ALUMINUM SIDING
------------           ------------------   -----------------   ------------   -----------------
Premium..............  Advantage            Berkshire           Cedarwood      Cedarwood
                       North American       Bennington          Driftwood       Deluxe
                       Preservation         Board and Batten    SuperGuard      Vin.Al.Wood
                       Sheffield            Centennial          SteelTek
                       UltraMaxx            CenterLock          SteelSide
                                            Charter Oak         Universal
                                            Northern Forest
                                            Preservation
                                            Sequoia
                                            Sovereign
                                            Williamsport
Standard.............  Alpine 8000 Series   Advantage Plus
                       Excalibur            Advantage III
                       Geneva               Amherst
                       Signature            Concord
                                            Fair Oaks
                                            Odyssey Plus
                                            Seneca
                                            Signature Supreme
                                            Somerville III
Economy..............  Alpine 7000 Series   Aurora                             Woodgrain
                       Centurion            Conquest
                       Concord              Driftwood
                       New Construction     Landscape
                       Performance Series

     The Company produces vinyl fencing, decking and railing under the brand name UltraGuard(R), consisting of both agricultural and residential vinyl fencing. The Company primarily markets its fencing, decking and railing through independent dealers. In 2003, the Company sold its assets related to vinyl garage doors and discontinued this product line. Sales of garage doors were less than 1% of total net sales in 2003.

     To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. These products include roofing materials, insulation, and installation equipment and tools.

     Marketing and Distribution. The Company markets exterior residential building products to more than 50,000 professional home improvement and new construction contractors primarily through a North American distribution network of 124 supply centers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. The Company believes that it is one of only two major vinyl window and siding manufacturers that markets its products primarily through company-owned distribution centers. Approximately 70% of the Company's total net sales are made through its supply centers.

     The Company believes that distributing products through its supply centers provides the Company with certain competitive advantages such as (a) building long-standing customer relationships; (b) developing comprehensive, customized marketing programs to assist the Company's customer contractors; (c) closely monitoring developments in local customer preferences; and (d) ensuring product availability through integrated logistics between the Company's manufacturing and distribution facilities. The Company's customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers. Many have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. The Company supports its contractor customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer's price, color and quality requirements. The Company's daily contact with its contractor customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which the Company competes. This direct presence in the marketplace permits the Company to obtain current local market information, providing it with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.

     The Company believes that its supply centers provide "one-stop shopping" to meet the specialized needs of its contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing, as well as products manufactured by third parties. The Company believes that its ability to provide a broad range of products is a key competitive advantage because it allows its contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, the Company has historically achieved economies of scale in sales and marketing by developing integrated multiple product programs on the national, regional and local levels. For example, in 2000 the Company introduced Preservation as the industry's first bundled premium window and siding marketing program.

     Each of the Company's supply centers is evaluated as a separate profit center, and compensation of supply center personnel is based in part on the supply center's operating results. Decisions to open new supply centers, and to close or relocate existing supply centers, are based on the Company's continuing assessment of market conditions and individual location profitability. Over the past five years, the Company has opened 26 Alside-owned supply centers. Through the Company's recent acquisition of Gentek, the Company added 33 company-owned supply centers to its existing distribution network. The Company has developed formal training and recruiting programs for supply center personnel, which it expects will improve its ability to staff new locations.

     Through many of its supply centers, the Company provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. The Company also provides installation services for vinyl replacement windows through several of its supply centers.

     The Company also sells the products it manufactures directly to dealers and distributors, many of which operate in multiple locations. Independent distributors comprise the industry's primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company's marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company's distribution partners are carefully selected based on their ability to drive sales of the Company's products, high customer service levels and other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets without deploying the necessary capital to establish a company-owned supply center. Sales to independent distribution account for approximately 30% of the Company's net sales. Despite their aggregate lower percentage of total sales, the Company's largest individual customers are its large direct dealers and independent distributors. No single customer accounted for 5% or more of the Company's 2003 net sales.

     Manufacturing. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio, Bothell, Washington, Cedar Rapids, Iowa, Kinston, North Carolina, Richmond, Virginia and London, Ontario. The Company manufactures its vinyl siding products at its facilities in Ennis and Freeport, Texas and Burlington, Ontario. The Company operates a vinyl extrusion facility in West Salem, Ohio. The Company's window fabrication plants in Cuyahoga Falls, Ohio, Kinston, North Carolina and Cedar Rapids, Iowa each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. The Company's Alside Northwest facility produces its glass inserts, but has a long-term contract to purchase its vinyl extrusions from a third-party supplier. The Company also has two metals manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec. The Company believes that it has adequate capacity to meet its sales expectations for the foreseeable future.

     The Company's window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. The Company's vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.

     Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which are available from a number of suppliers. The Company has a contract with its resin supplier to supply substantially all of its vinyl resin requirements and believes that other suppliers could also meet its requirements. This contract will expire in December 2006. The price of vinyl resin has been, and will likely continue to be, volatile. The Company generally has been able to pass through price increases in raw materials to its customers. The price of vinyl resin increased during 2003. The Company implemented price increases in 2003 to substantially offset the increases in vinyl resin prices. The Company presently expects vinyl resin prices to increase in 2004. While the Company expects that any future significant resin cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases.

     Competition. Except for Owens Corning, the Company believes that no company within the exterior residential building products industry competes with it on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of exterior residential products, some of which are larger in size and have greater financial resources than the Company. The Company competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that it has approximately 11% of the U.S. vinyl siding market and approximately 22% of the Canadian vinyl siding market. The Company believes that it is one of the largest manufacturers in the highly fragmented North American market for vinyl windows. The Company believes that the window fabrication industry will continue to experience consolidation due to the increased capital requirements for manufacturing welded vinyl windows. The trend towards welded windows, which require more expensive production equipment as well as more sophisticated information systems, has driven these increased capital requirements. The Company generally competes on price, product performance, and sales and service support. The Company also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry and fiber cement in the siding market. An increase in competition from other building product manufacturers and alternative building materials may adversely impact the Company's business and financial performance.

     Seasonality. Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less sales revenue than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year.

BACKLOG

     The Company does not have material long-term contracts. Vinyl window orders are generally filled within 14 days of receipt. The Company's backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company's products and is not necessarily indicative of the level of future sales.

ACQUISITIONS AND DIVESTITURES

     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc. For additional information regarding this acquisition, see Item 1. "Business --

General Development of Business" and Item 8. "Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements."

     On March 16, 2002, the Company entered into a merger agreement with Associated Materials Holdings Inc. ("Holdings") and its wholly owned subsidiary, Simon Acquisition Corp. The merger agreement provided for the acquisition of all shares of the Company's then outstanding common stock by Simon Acquisition Corp. through a cash tender offer of $50.00 per share. The merger agreement also required that the Company commence a tender offer to purchase all of its then outstanding 9 1/4% senior subordinated notes (9 1/4% notes). On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constitute the April 2002 merger transaction. Holdings is controlled by Harvest Partners, Inc. and its affiliates. The purchase consideration, financing costs, tender offer of $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% Senior Subordinated Notes due 2012, which the Company refers to as the 9 3/4% notes, (2) $125 million from a new $165 million credit facility, which the Company refers to as the credit facility, (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

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

TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS

     The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The allocation of purchase price from the April 2002 merger transaction resulted in $98.7 million in trademarks and trade names of which $24.0 million have remaining useful lives of 15 years and $74.7 million have indefinite lives. The indefinite lived trademark and trade name consist of one trademark and the Alside(R) trade name. The allocation of purchase price also resulted in $6.8 million of patents with estimated useful lives of 10 years. The Company has obtained patents on certain claims associated with its siding, fencing, decking and railing products, which the Company believes distinguish Alside's products from those of its competitors. The allocation of purchase price from the acquisition of Gentek resulted in an allocation of $10.7 million to trade names and trademarks of which $4.3 million have remaining lives of 15 years and $6.4 million have indefinite lives. The allocation of purchase price also resulted in $4.5 million to customer lists and $1.1 million to Gentek's order backlog. The customer lists are being amortized over 2 to 9 years and the order backlog was fully amortized in 2003 as the backlog was fulfilled subsequent to the date of the acquisition.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to various U.S. and Canadian environmental statutes and regulations, including those addressing materials used in the manufacturing of its products. In addition, the Company's operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in the Company's products, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Such laws and regulations may also impact the availability of materials used in manufacturing the Company's products. From time to time, the Company's facilities are subject to investigation by governmental regulators. The Company believes it is in material compliance with applicable environmental requirements, and does not expect these requirements to result in material expenditures in the foreseeable future.

     The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Cuyahoga Falls, Ohio site location. The effects of the past practices at this facility are continuing to be investigated. The Company believes that USX Corporation ("USX"), the former owner, bears responsibility for substantially all of the direct costs of corrective action at these facilities under the relevant purchase contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities. The Company expects that it will continue to be reimbursed by USX. Payments, however, may not continue to be made by USX or USX may not have adequate financial resources to fully reimburse the Company for these costs. The Company does not expect future costs related to this matter to be significant.

     For additional information regarding pending proceedings relating to environmental matters, please see Item 3 -- "Legal Proceedings."

EMPLOYEES

     The Company's employment needs vary seasonally with sales and production levels. As of January 3, 2004, the Company had approximately 3,173 full-time employees, including approximately 1,706 hourly workers. The following plants are unionized manufacturing facilities: (1) the West Salem, Ohio plant, employing approximately 125 covered workers; (2) the Woodbridge, New Jersey plant, employing approximately 98 covered workers; and (3) the Pointe Claire, Quebec, plant and London and Burlington, Ontario plants, covering approximately 295 hourly workers. Additionally, approximately 60 hourly workers in certain U.S. supply center locations are covered by collective bargaining agreements. Approximately 4% of the Company's employees are covered by collective bargaining agreements that expire within one year. The Company considers its labor relations to be good.

     The Company utilizes leased employees to supplement its own workforce at its vinyl window fabrication plants. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production requirements. The aggregate number of leased employees in the window plants ranges from approximately 300 to 650 people based on seasonality.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Prior to the acquisition of Gentek in August 2003, all of the Company's business was conducted in the United States. Currently, all of its operations are located in the United States and Canada. Revenue from external customers in foreign countries was approximately $51 million in 2003 and was primarily derived from customers in Canada. The Company's remaining revenue totaling $729 million was derived from U.S. customers. At January 3, 2004, long-lived assets totaled approximately $36 million in Canada and $461 million in the U.S. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market
Risk -- Foreign Currency Exchange Rate Risk."

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

     The Company's business is subject to a number of risks and uncertainties, including those described below:

     The Company's substantial level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations on the notes.

     The Company has a substantial amount of indebtedness, which will require significant interest payments. As of January 3, 2004, the Company had approximately $305.0 million of indebtedness and interest expense for the year ended January 3, 2004 was approximately $27.4 million. Approximately $140.0 million of such debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $1.4 million.

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

     - the Company is exposed to fluctuations in interest rates, because the credit facility has a variable rate of interest;

     - the Company has a higher level of indebtedness than some of its competitors, which may put it at a competitive disadvantage and reduce the Company's flexibility in planning for, or responding to, changing industry conditions, including increased competition;

     - the Company is more vulnerable to general economic downturns and adverse developments in its business; and

     - the Company's failure to comply with financial and other restrictive covenants in the credit facility, in the indenture governing the 9 3/4% notes and other debt obligations, some of which require the Company to maintain specified financial ratios and limit the Company's ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm the Company's business or prospects and could result in bankruptcy.

     The Company expects to pay its expenses and to pay the principal and interest on the 9 3/4% notes, credit facility and other debt from cash flows from operations. The Company's ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets in which it operates and pressure from competitors. The Company cannot be certain that cash flow will be sufficient to allow it to pay principal and interest on its debt, including the 9 3/4% notes, and meet its other obligations. If the Company does not have enough money, it may be required to refinance all or part of its existing debt, including the 9 3/4% notes, sell assets or borrow more money. The Company may not be able to refinance on acceptable terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facility and the indenture governing the 9 3/4% notes, may restrict the Company from pursuing any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternative financing could significantly and adversely affect the value of the 9 3/4% notes.

     The Company will be able to incur more indebtedness and the risks associated with its substantial leverage, including its ability to service its indebtedness, will increase.

     The indenture relating to the 9 3/4% notes and the amended and restated credit agreement governing the credit facility will permit the Company, subject to specified conditions, to incur a significant amount of additional indebtedness. In addition, the Company may incur an additional $65.2 million of indebtedness under the revolving portion of its credit facility. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.

     The right to receive payments on the 9 3/4% notes and guarantees is subordinated to the Company's senior debt.

     Payment on the notes and guarantees is subordinated in right of payment to all of the Company's and its guarantors' senior debt. As of January 3, 2004, the notes and the related guarantees were subordinated to approximately $140.0 million of senior debt. In addition, $65.2 million of senior debt was available for borrowing under the revolving portion of its credit facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full in cash before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of senior debt. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.

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

     In addition, the credit facility requires the Company to maintain specified financial ratios. These covenants may adversely affect the Company's ability to finance its future operations, meet its capital needs, pursue available business opportunities, limit the ability to plan for or react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants or inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

     The exterior building products industry is cyclical and downturns in the industry or the economy could negatively affect business, operating results and the value of the 9 3/4% notes.

     The exterior building products industry is cyclical and is significantly affected by changes in national and local economic and other conditions such as employment levels, migration trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for and pricing of the Company's products. If interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate will be adversely affected. A prolonged recession affecting the residential construction industry could also adversely impact the Company's financial performance. The occurrence or continuation of any of the above items, many of which are outside the Company's control, and the items described below could have a negative impact on business and adversely affect the value of the 9 3/4% notes.

     The Company has substantial fixed costs and, as a result, operating income is sensitive to changes in net sales.

     The Company operates with significant operating and financial leverage. Significant portions of the Company's manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company's interest expense is fixed. There can be no assurance that the Company would be able to reduce its fixed costs proportionately in response to a decline in its net sales. As a result, a decline in the Company's net sales could result in a higher percentage decline in the Company's income from operations.

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

     The Company remains subject to risks of realizing synergies from the Gentek acquisition.

     The scale of the Company's business has increased significantly through the Gentek acquisition. Although the Company believes that the Gentek acquisition will provide it with synergy opportunities of approximately $5 million to $10 million over the next two years, and the Company has already implemented many of the actions necessary to drive these opportunities (with approximately half of the benefits expected in 2004), the successful realization of operational synergies will depend on a number of factors, many of which are beyond the Company's control. The Company may be unable to realize synergies from the Gentek acquisition and integrate its workforce, management, network and systems. The Company may encounter other difficulties in realizing synergies of these operations, such as the diversion of management's attention from daily operations, which could result in a delay in the achievement of or a decrease in the anticipated economies of scale and other operating benefits and, therefore, future revenues and profitability. If the Company does not successfully integrate its operations, this could have a material adverse effect on its financial condition, results of operations and liquidity.

     The Company has significant goodwill and other intangible assets.

     The Company has accounted for the April 2002 merger transaction and the acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets acquired has been recorded as goodwill. These purchase price allocations have been made based upon valuations and other studies. As a result of these transactions, and pending the results of the final valuation of the assets and liabilities from the Gentek acquisition, the Company has approximately $116.1 million of other intangible assets and $230.3 million of goodwill. The Gentek purchase price allocation is preliminary, based on facts currently known to the Company and is subject to adjustment as the final valuation for the fair value of the warranty liability related to certain steel siding has not been completed. As a result, the actual allocation is subject to completion and therefore may differ from the amounts included herein and such differences may be material. Given the significant amount of goodwill and other intangible assets, any future impairment of the goodwill and other intangible assets recorded could have an adverse effect on the Company's financial condition and results of operations.

     The Company is controlled by affiliates of Harvest Partners, Inc., whose interests may be different than other investors.

     By reason of Harvest Partners and its affiliates ownership of the Company and the ability of Harvest Partners and its affiliates, pursuant to a stockholders agreement among stockholders of Associated Materials Holdings Inc., to designate a majority of the members of the board of directors of Holdings, Harvest Partners will control actions to be taken by the Company's stockholder and/or board of directors, including amendments to the Company's certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets. The interests of Harvest Partners and its affiliates interests may be materially different than other investors in the Company. For example, Harvest Partners may cause the Company to pursue a growth strategy, which could impact the Company's ability to make payments under the indenture governing the 9 3/4% notes and the credit facility or cause a change of control. In addition, to the extent permitted by the indenture and the credit facility, Harvest Partners may cause the Company to pay dividends rather than make capital expenditures.

     The Company may have inadequate warranty reserves.

     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products. Warranties are provided for varying lengths of time, from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failure for windows and fading and peeling for siding products, as well as manufacturing defects. Liabilities for future warranty costs are provided for annually based on management's estimates of such future costs, which are based on historical trends and sales of products to which such costs relate. To the extent that the Company's estimates are inaccurate and it does not have adequate warranty reserves, the Company's liability for warranty payments could have a material impact on its financial condition and results of operations.

     The Company is subject to various environmental statutes and regulations, which may result in significant costs.

     The Company's operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in its products, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Such laws and regulations may also impact the availability of materials used in manufacturing the Company's products. From time to time, the Company's facilities are subject to investigation by governmental regulators. The Company believes it is in material compliance with applicable environmental requirements, and does not expect these requirements to result in material expenditures in the foreseeable future. However, future expenditures may increase as compliance standards and technology change.

     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws, impose strict, and in certain circumstances joint and several, liability for response costs and impose liability for damages to natural resources upon specified responsible parties, which include certain former owners and operators of sites designated for clean up by environmental regulators. A facility initially owned by USX and subsequently owned by the Company in Lumber City, Georgia, which is now owned by Amercord Inc. ("Amercord"), a company in which the Company currently holds a minority interest, is undergoing soil and groundwater investigation, pursuant to a Consent Order entered into by Amercord with the Georgia Department of Natural Resources in 1994. The Company is not a party to these activities. The Company also understands that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord, the current site owner, may not have adequate financial resources to perform required remediation and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. See Item 7. "Management's discussion and analysis of financial condition and results of operations" and Item 1. "Business -- Government Regulation and Environmental Matters."

     Also, the Company cannot be certain that it has identified all environmental matters giving rise to potential liability. Its past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of its current or formerly owned or operated properties, or more stringent future environmental requirements (or stricter enforcement of existing requirements), or its inability to enforce indemnification agreements, could result in increased expenditures or liabilities which could have an adverse effect on its business and financial condition. Any judgment in an environmental proceeding entered against the Company or its subsidiary that is greater than $10.0 million and is not discharged, paid, waived or stayed within 60 days after becoming final and non-appealable would be an event of default in the indenture governing the 9 3/4% notes. For details regarding environmental matters giving rise to potential liability, see Item 1. "Business -- Government Regulation and Environmental Matters" and Item 3. "Legal Proceedings."

AVAILABLE INFORMATION

     The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements on its website as soon as reasonably practicable after it electronically files or furnishes such materials with or to the SEC. These reports are available, free of charge, at www.associatedmaterials.com. The Company's website and the information contained in it and connected to it do not constitute part of this annual report or any other report the Company files with or furnishes to the SEC.

ITEM 2.  PROPERTIES

     The Company's operations include both owned and leased facilities as described below:

LOCATION                                     PRINCIPAL USE                    SQUARE FEET
--------                                     -------------                    -----------
Cuyahoga Falls, Ohio.......  Associated Materials Incorporated Headquarters      70,000
Pepper Pike, Ohio..........  Former Gentek Corporate Headquarters                 8,000(1)
Cuyahoga Falls, Ohio.......  Vinyl Windows, Vinyl Fencing, Decking and
                             Railing                                            577,000
Bothell, Washington........  Vinyl Windows                                      159,000(1)
Cedar Rapids, Iowa.........  Vinyl Windows                                      128,000(1)
Kinston, North Carolina....  Vinyl Windows                                      319,000(1)
London, Ontario............  Vinyl Windows                                       60,000
Richmond, Virginia.........  Vinyl Windows                                       60,000(1)
Burlington, Ontario........  Vinyl Siding Products                              394,000(2)
Ennis, Texas...............  Vinyl Siding Products                              301,000
Freeport, Texas............  Vinyl Siding Products                              120,000
West Salem, Ohio...........  Vinyl Window Extrusions, Vinyl Fencing,
                             Decking and Railing                                173,000
Pointe Claire, Quebec......  Metal Products                                     289,000
Woodbridge, New Jersey.....  Metal Products                                     318,000(1)

---------------

(1) Leased facilities.

(2) The Company leases a portion of its warehouse space in this facility.

     Management believes that the Company's facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

     The Company also operates 124 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

     The leases for Alside's window plants expire in 2011 for the Bothell location and in 2005 for the Cedar Rapids and Kinston locations. Each lease is renewable at the Company's option for an additional five-year period. The lease for Gentek's former corporate headquarters expires in 2005. The lease for Gentek's Burlington location expires in 2014. The lease for Gentek's Woodbridge location expires in 2009 and is renewable for an additional five-year period. The lease for Gentek's Richmond location expires in 2007.

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

     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA"), and comparable state laws, impose strict, and in certain circumstances joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility initially owned by USX and subsequently owned by the Company in Lumber City, Georgia, which is now owned by Amercord, is subject to a Consent Order entered into by Amercord with the Georgia Department of Natural Resources in 1994. The Company is not a party to the Consent Order. The Company understands that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord, the current site owner, does not have adequate financial resources to carry out additional remediation that may be required, and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments.

     The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection, or NJDEP, for Gentek Building Products, Inc., or Gentek U.S. (Woodbridge, Middlesex County, ISRA Case No. E20030110). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of $250,000 in a remediation funding source, half of which was provided by Gentek U.S. under a self-guaranty. Investigations at this facility are ongoing and the Company cannot currently determine the amount of any cleanup costs that may be associated with this facility.

     The same Woodbridge, New Jersey facility was the subject of a prior investigation and remediation before NJDEP, under ISRA Case No. 94359. On February 1, 2000, NJDEP issued a no further action letter and covenant not to sue, relying in part on the establishment of a 60-year duration Classification Exception Area, or CEA and Wellhead Restriction Area, or WRA, for a discrete area of the facility. By reason of this approval, Gentek U.S. has certain responsibilities imposed by law and/or agreement to monitor the extent of contamination at the facility in the area of, and for the duration of, the CEA and WRA. The Company does not anticipate that those responsibilities will lead to material expenditures in the future.

     The Company handles other environmental claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Although it is difficult to estimate the Company's potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's sole security holder during the fourth quarter of the year ended January 3, 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for the Company's common equity securities.

HOLDERS

     As of March 29, 2004, Holdings is the Company's sole record holder of its common stock.

DIVIDENDS

     Prior to the April 2002 merger transaction, the Company paid dividends of $0.05 per share in the 108 days ended April 18, 2002. The Company did not pay dividends in 2003 or for the 257 days ended December 31, 2002 and presently does not intend to pay cash dividends. In addition, the Company's credit facility and indenture governing the 9 3/4% notes restrict dividend payments by the Company.

EQUITY COMPENSATION PLANS

     The Company has no outstanding equity compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below for the five-year period ended January 3, 2004 was derived from the audited consolidated financial statements of the Company. The Company's results of operations prior to the date of the April 2002 merger transaction are presented as the results of the Predecessor. The results of operations, including the April 2002 merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division. The Company's results of operations also include the results of Gentek subsequent to its acquisition, which was completed on August 29, 2003. The data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                                               108 DAYS     257 DAYS
                                 YEAR ENDED DECEMBER 31,        ENDED        ENDED        YEAR ENDED
                              ------------------------------   APRIL 18,   DECEMBER 31,   JANUARY 3,
                                1999       2000       2001       2002         2002          2004
                              --------   --------   --------   ---------   ------------   ----------
                                             PREDECESSOR
                                                          (IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales...................  $455,268   $499,393   $595,819   $180,230      $449,324      $779,836
Cost of sales...............   317,596    353,994    425,366    130,351       317,077       561,525
                              --------   --------   --------   --------      --------      --------
Gross profit................   137,672    145,399    170,453     49,879       132,247       218,311
Selling, general and
  administrative expenses...    96,028    107,255    119,945     43,272        86,097       149,571
                              --------   --------   --------   --------      --------      --------
Income from operations......    41,644     38,144     50,508      6,607        46,150        68,740
Interest expense(1).........     6,779      6,046      6,795      2,068        16,850        27,369
Gain on the sale of
  UltraCraft(2).............        --      8,012         --         --            --            --
Foreign currency (gain).....        --         --         --         --            --          (548)
Merger transaction
  costs(3)..................        --         --         --      9,319            --            --
Debt extinguishment
  costs(4)(5)...............        --         --         --         --         7,579            --
Equity in loss of
  Amercord..................     1,337         --         --         --            --            --
Write-down of Amercord(6)...        --         --      2,393         --            --            --
                              --------   --------   --------   --------      --------      --------
Income (loss) before income
  tax expense...............    33,528     40,110     41,320     (4,780)       21,721        41,919
Income tax expense..........    13,038     16,555     15,908        977         9,016        17,388
                              --------   --------   --------   --------      --------      --------
Income (loss) from
  continuing operations.....    20,490     23,555     25,412     (5,757)       12,705        24,531
Loss from discontinued
  operations................        --         --         --         --          (521)           --
                              --------   --------   --------   --------      --------      --------
Net income (loss)...........  $ 20,490   $ 23,555   $ 25,412   $ (5,757)     $ 12,184      $ 24,531
                              ========   ========   ========   ========      ========      ========

                                                               108 DAYS      257 DAYS        YEAR
                                 YEAR ENDED DECEMBER 31,         ENDED        ENDED         ENDED
                              ------------------------------   APRIL 18,   DECEMBER 31,   JANUARY 3,
                                1999       2000       2001       2002          2002          2004
                              --------   --------   --------   ---------   ------------   ----------
                                             PREDECESSOR
                                                          (IN THOUSANDS)
OTHER DATA:
Capital expenditures........  $ 18,915   $ 11,925   $ 15,022   $  3,817      $  8,938      $ 12,689
Cash provided by (used in)
  operating activities......    15,244     22,968     43,989    (18,258)       42,577        55,976
Cash used in investing
  activities(5).............   (17,619)    (5,538)    (9,861)    (3,597)     (346,993)     (123,510)
Cash provided by (used in)
  financing activities(5)...    (9,157)    (4,983)   (21,138)      (245)      311,745        58,738
BALANCE SHEET DATA (END OF
  PERIOD):
Working capital.............  $ 87,763   $106,635   $110,632                 $ 88,546      $113,698
Total assets................   208,181    235,712    258,660                  565,537       718,633
Long-term debt, less current
  maturities................    75,000     75,000     75,000                  242,408       305,000

---------------

(1) The year ended January 3, 2004 includes the write-off of $3.9 million of debt issuance costs as a result of amending and restating the Company's credit facility for the Gentek acquisition.

(2) The Company recorded an $8.0 million pre-tax gain on the sale of its UltraCraft operation, a manufacturer of semi-custom cabinets, in June 2000.

(3) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction.

(4) Debt extinguishments costs include $4.9 million for the extinguishment of substantially all of the Successor's assumed 9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter.

(5) In 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 145,-- "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which among other provisions, required debt extinguishment costs incurred in prior periods to be reclassified and no longer presented as extraordinary items. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002.

(6) The Company recorded a $2.4 million loss upon the write-off of its remaining investment in Amercord due to the deterioration of Amercord's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company's core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company's total net sales. These products are marketed under the Alside(R), Revere(R) and Gentek(R) brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company's North American network of 124 supply centers. Approximately two-thirds of the Company's products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide "one-stop shopping" to the Company's contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

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

     The Company operates with significant operating and financial leverage. Significant portions of the Company's manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company's interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company's net sales could result in a higher percentage decline in its income from operations.

     In 2003, the Company changed its fiscal year from a calendar year ending on December 31st to a 52 / 53 week fiscal year that ends on the Saturday closest to December 31st. The Company's 2003 fiscal year ended on January 3, 2004.

     On August 29, 2003, the Company completed the acquisition of Gentek Holdings, Inc. ("Gentek Holdings") and repaid all of the indebtedness and accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $114.3 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees.

     Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufactures and distributes vinyl windows, vinyl siding and accessories, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 13 company-owned distribution centers in the mid-Atlantic region of the United States, 20 company-owned distribution centers in Canada, and independent distributors in the United States.

     The Gentek acquisition has provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products and operational best practices. The Company believes that the Gentek acquisition will provide synergy opportunities of approximately $5 million to $10 million over the next two years. The Company has implemented many of the actions necessary to drive these opportunities and expects to realize approximately half of the benefits in 2004 and the remainder by the end of 2005.

     In connection with the acquisition, the Company amended its existing credit facility by adding a term loan facility to borrow an additional $113.5 million and expanding its revolving credit facility from $40 million to $70 million, including a new Canadian subfacility of $15 million.

     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, expanding its supply center network where the Company already has a supply center presence, increasing sales through independent specialty distributor customers, realizing synergies from the Gentek acquisition, developing innovative new products, and driving operational excellence by reducing costs, increasing customer service levels and reducing lead times.

RESULTS OF OPERATIONS

     The Company's 2003 results of operations include the results of Gentek subsequent to its acquisition on August 29, 2003. Gentek's results as compared to Alside's results typically have a lower gross profit margin percentage as a larger proportion of Gentek's net sales are to independent distributors versus to contractors through company-owned distribution centers. As such, Gentek's selling, general and administrative expense as a percentage of net sales is typically lower than Alside's as Gentek does not have as large of a proportion of fixed costs associated with operating company-owned distribution centers. The Company anticipates that on a consolidated basis, its gross profit margin percentage and its selling, general and administrative expense as a percentage of net sales will decrease as compared to periods prior to the Gentek acquisition.

     The Company's results of operations prior to the date of the April 2002 merger transaction are presented as the results of the Predecessor. The results of operations including the April 2002 merger transaction and results thereafter are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

     Prior to the April 2002 merger transaction and the sale of AmerCable, the Company consisted of two operating segments, Alside and AmerCable. Subsequent to the April 2002 merger transaction, the Company is in the single business of manufacturing and distributing exterior residential building products. The results of Alside and Gentek represent the ongoing operations of the Company.

     The Company believes that vinyl building products continue to gain market share from metal and wood products due to vinyl's favorable attributes, which include its durability, lower maintenance cost and lower cost. Although no assurances can be given, the Company further believes that these increases in market share, together with increased marketing efforts, will increase the Company's sales of vinyl windows, vinyl siding, and other complementary building products.

     The following table sets forth for the periods indicated the results of the Company's operations by segment (in thousands):

                                            YEAR       108 DAYS       257 DAYS             YEAR ENDED
                                           ENDED         ENDED         ENDED       ---------------------------
                                         JANUARY 3,    APRIL 18,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2004         2002           2002           2002           2001
                                         ----------   -----------   ------------   ------------   ------------
                                                      PREDECESSOR    SUCCESSOR       COMBINED     PREDECESSOR
Net sales
  Building products....................   $779,836     $161,959       $449,324       $611,283       $524,528
  AmerCable............................         --       18,271             --         18,271         71,291
                                          --------     --------       --------       --------       --------
          Total........................    779,836      180,230        449,324        629,554        595,819
Gross profit
  Building products....................    218,311       47,102        132,247        179,349        156,626
  AmerCable............................         --        2,777             --          2,777         13,827
                                          --------     --------       --------       --------       --------
          Total........................    218,311       49,879        132,247        182,126        170,453
Selling, general and administrative
  expense
  Building products....................    149,571       41,080         86,097        127,177        112,771
  AmerCable............................         --        2,192             --          2,192          7,174
                                          --------     --------       --------       --------       --------
          Total........................    149,571       43,272         86,097        129,369        119,945
                                          --------     --------       --------       --------       --------
Income from operations
  Building products....................     68,740        6,022         46,150         52,172         43,855
  AmerCable............................         --          585             --            585          6,653
                                          --------     --------       --------       --------       --------
          Total........................     68,740        6,607         46,150         52,757         50,508
Interest, net..........................     27,369        2,068         16,850         18,918          6,795
Foreign currency (gain)................       (548)          --             --             --             --
Merger transaction costs...............         --        9,319             --          9,319             --
Debt extinguishment costs..............         --           --          7,579          7,579             --
Loss on writedown of Amercord Inc. ....         --           --             --             --          2,393
                                          --------     --------       --------       --------       --------
Income (loss) from continuing
  operations before income taxes.......     41,919       (4,780)        21,721         16,941         41,320
Income taxes...........................     17,388          977          9,016          9,993         15,908
                                          --------     --------       --------       --------       --------
Income (loss) from continuing
  operations...........................     24,531       (5,757)        12,705          6,948         25,412
Loss from discontinued operations......         --           --           (521)          (521)            --
                                          --------     --------       --------       --------       --------
Net income (loss)......................   $ 24,531     $ (5,757)      $ 12,184       $  6,427       $ 25,412
                                          ========     ========       ========       ========       ========
OTHER DATA:
EBITDA(1)(2)...........................   $ 85,403     $  1,257       $ 46,380       $ 47,637       $ 59,034
                                          ========     ========       ========       ========       ========
Adjusted EBITDA(1)(2)..................   $ 86,805     $  9,356       $ 55,210       $ 64,566       $ 53,066
                                          ========     ========       ========       ========       ========

                                                                            YEAR ENDED
                                               ---------------------------------------------------------------------
                                                                                       DECEMBER 31,
                                                    JANUARY 3,         ---------------------------------------------
                                                       2004                    2002                    2001
                                               ---------------------   ---------------------   ---------------------
                                                          % OF TOTAL              % OF TOTAL              % OF TOTAL
                                                AMOUNT    NET SALES     AMOUNT    NET SALES     AMOUNT    NET SALES
                                               --------   ----------   --------   ----------   --------   ----------
BUILDING PRODUCTS:
Net sales....................................  $779,836     100.0%     $611,283     100.0%     $524,528     100.0%
Gross profit.................................   218,311      28.0       179,349      29.3       156,626      29.9
Selling, general and administrative
  expenses(3)................................   149,571      19.2       127,177      20.8       112,771      21.5
                                               --------     -----      --------     -----      --------     -----
Income from operations.......................  $ 68,740       8.8%     $ 52,172       8.5%     $ 43,855       8.4%
                                               ========     =====      ========     =====      ========     =====
Depreciation and amortization................  $ 16,115                $ 10,503                $  9,211
Capital expenditures.........................  $ 12,688                $ 10,974                $ 11,663

                                                                 108 DAYS ENDED           YEAR ENDED
                                                                   APRIL 18,             DECEMBER 31,
                                                                      2002                   2001
                                                              --------------------   --------------------
                                                                        % OF TOTAL             % OF TOTAL
                                                              AMOUNT    NET SALES    AMOUNT    NET SALES
                                                              -------   ----------   -------   ----------
AMERCABLE:
Net sales...................................................  $18,271     100.0%     $71,291     100.0%
Gross profit................................................    2,777      15.2       13,827      19.4
Selling, general and administrative expenses................    2,192      12.0        7,174      10.1
                                                              -------     -----      -------     -----
Income from operations......................................  $   585       3.2%     $ 6,653       9.3%
                                                              =======     =====      =======     =====
Depreciation and amortization...............................  $   635                $ 1,708
Capital expenditures........................................  $ 1,781                $ 3,359

---------------

(1) EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items and AmerCable's operating results. The Company considers Adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included Adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company's ability to service its debt and/or incur debt and meet the Company's capital expenditure requirements;
    (ii) internally measure the Company's operating performance; and (iii) determine the Company's incentive compensation programs. In addition, the Company's credit facility has certain covenants that use ratios utilizing this measure of Adjusted EBITDA. The definition of EBITDA under the Company's credit facility does not exclude the results of AmerCable. The Company has, however, excluded the results of AmerCable when calculating adjusted EBITDA as AmerCable is not included in the Company's continuing operations. The definition of EBITDA under the indenture governing the 9 3/4% notes due 2012 also excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. As Adjusted EBITDA is not a measure determined in accordance with GAAP, it should not be considered as an alternative to, or more meaningful than, net income (loss) (as determined in accordance with GAAP), as a measure of the Company's operating results or cash flows from operations (as determined in accordance with GAAP). The reconciliation of net income (loss) to EBITDA and adjusted EBITDA is as follows:

                                             YEAR       108 DAYS       257 DAYS             YEAR ENDED
                                            ENDED         ENDED         ENDED       ---------------------------
                                          JANUARY 3,    APRIL 18,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2004         2002           2002           2002           2001
                                          ----------   -----------   ------------   ------------   ------------
                                                       PREDECESSOR    SUCCESSOR       COMBINED     PREDECESSOR
Net income (loss).......................   $24,531       $(5,757)      $12,184        $ 6,427        $25,412
Interest  -- Continuing operations......    27,369         2,068        16,850         18,918          6,795
          -- Discontinued operations....        --            --         1,213          1,213             --
Taxes     -- Continuing operations......    17,388           977         9,016          9,993         15,908
          -- Discontinued operations....        --            --          (370)          (370)            --
Depreciation and amortization
          -- Continuing operations......    16,115         3,969         7,169         11,138         10,919
          -- Discontinued operations....        --            --           318            318             --
                                           -------       -------       -------        -------        -------
EBITDA..................................    85,403         1,257        46,380         47,637         59,034
Debt extinguishments costs(i)...........        --            --         7,579          7,579             --
AmerCable's EBITDA(ii)..................        --        (1,220)         (640)        (1,860)        (8,361)
Loss on writedown of Amercord(iii)......        --            --            --             --          2,393
Merger transaction costs(iv)............        --         9,319            --          9,319             --
Cost of sales adjustments(v)............     1,402            --         1,891          1,891             --
                                           -------       -------       -------        -------        -------
Adjusted EBITDA.........................   $86,805       $ 9,356       $55,210        $64,566        $53,066
                                           =======       =======       =======        =======        =======

        (i) Debt extinguishment costs include $4.9 million for the extinguishment of substantially all of the Successor's assumed
             9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter.

        (ii) AmerCable's EBITDA is calculated as its net income plus interest, taxes, depreciation and amortization. A reconciliation of AmerCable's net income (loss) to EBITDA is as follows:

                                           108 DAYS       257 DAYS             YEAR ENDED
                                             ENDED         ENDED       ---------------------------
                                           APRIL 18,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2002           2002           2002           2001
                                          -----------   ------------   ------------   ------------
                                          PREDECESSOR    SUCCESSOR       COMBINED     PREDECESSOR
Net income (loss).......................    $  359         $(521)         $ (162)        $4,092
Interest................................        --         1,213           1,213             --
Taxes     -- Continuing operations......       226            --             226          2,561
          -- Discontinued operations....        --          (370)           (370)            --
Depreciation and amortization
          -- Continuing operations......       635            --             635          1,708
          -- Discontinued operations....        --           318             318             --
                                            ------         -----          ------         ------
AmerCable's EBITDA......................    $1,220         $ 640          $1,860         $8,361
                                            ======         =====          ======         ======

        (iii) In 2001, the Company recorded a $2.4 million loss upon the write-off of its remaining investment in Amercord due to the deterioration of Amercord's operations.

        (iv) Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction.

        (v) The cost of sales adjustment is the expense related to inventory fair value adjustments recorded at the time of the April 2002 merger transaction totaling $1.9 million and at the time of the Gentek acquisition totaling $1.4 million.

(2) The 2003 results of operations include the results of Gentek subsequent to its acquisition on August 29, 2003. A reconciliation of Gentek's Adjusted EBITDA for the year ended January 3, 2004 is as follows:

                                                                  YEAR
                                                                 ENDED
                                                               JANUARY 3,
                                                                  2004
                                                               ----------
Net income..................................................    $ 3,067
Interest....................................................        436
Taxes.......................................................      1,644
Depreciation and amortization...............................      3,720
                                                                -------
EBITDA......................................................      8,867
Cost of sales adjustment (see note (1)(v) above)............      1,402
                                                                -------
Adjusted EBITDA.............................................    $10,269
                                                                =======

(3) Includes corporate expenses of $1.3 million and $5.0 million for the years ended December 31, 2002 and 2001, respectively associated with the Company's Dallas, Texas corporate office, which was relocated to Cuyahoga Falls, Ohio after the April 2002 merger transaction.

 YEAR ENDED JANUARY 3, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2002 (COMBINED SUCCESSOR AND PREDECESSOR RESULTS OF THE BUILDING PRODUCTS SEGMENT

     Prior to the sale of AmerCable, the Company consisted of two operating divisions, Alside and AmerCable, which were presented as building products and electrical cable products segments, respectively. Subsequent to the sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. Therefore, management's discussion and analysis of the Company's results of operations focuses on the building products segment.

     Net sales increased 27.6% to $779.8 million for the year ended January 3, 2004 compared to $611.3 million for the same period in 2002, primarily driven by increased window sales at the Alside division along with $103.4 million of net sales contributed from Gentek since the date of its acquisition. Additionally, the Company believes its sales were driven by strong industry dynamics, as indicated by the strength of several key metrics that the Company believes are indicators of strength in the industry. These metrics include existing home sales, single-family housing starts and mortgage interest rates. Gross profit increased to $218.3 million, or 28.0% of net sales, for the year ended January 3, 2004 compared to $179.3 million, or 29.3% of net sales, for the same period in 2002. The decrease in gross profit margin percentage was a result of window sales, which have a lower gross profit margin percentage, comprising a larger proportion of total net sales in 2003. Additionally, the decrease in gross profit margin percentage was a result of the impact of Gentek, which has a lower gross profit margin percentage than the Alside division. Selling, general and administrative expense increased to $149.6 million, or 19.2% of net sales, for the year ended January 3, 2004 compared to $127.2 million, or 20.8% of net sales, for the same period in 2002. The increase in selling, general and administrative expense is primarily a result of the three new supply centers added in 2003 along with the seven new supply centers added in 2002, which had a full year of expense in 2003, along with the acquisition of Gentek. Income from operations was $68.7 million, or 8.8% of net sales, for the year ended January 3, 2004 compared to $52.2 million, or 8.5% of net sales, for the same period in 2002.

     Net income increased to $24.5 million for the year ended January 3, 2004 compared to $6.4 million for the year ended December 31, 2002. The increase in net income is a result of the increased income from operations, net of the impact of non-operating items discussed below.

     Interest expense of $27.4 million for the year ended January 3, 2004 consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing fees and the write-off of $3.9 million of debt issuance costs as a result of amending and restating the credit facility for the acquisition of Gentek. This compares to interest expense of $18.9 million for the year ended December 31, 2002, which consisted primarily of interest in the Successor period on the 9 3/4% notes, term loan and revolving loans under the credit facility, interest on an interim credit facility temporarily utilized for the April 2002 merger transaction, amortization of deferred financing fees, and interest in the Predecessor period on the Company's then outstanding 9 1/4% notes. Income tax expense increased to $17.4 million for the year ended January 3, 2004 compared to $10.0 million for the year ended December 31, 2002. The 2003 provision reflects an effective income tax rate of 41.5%, while the 2002 provision reflects an effective rate of 59.0%. The 2002 provision reflects an effective income tax rate of 41.5% for the Successor period, 38.5% for the Predecessor period, as well as an estimate for $7.3 million of merger transaction costs that were considered to be non-deductible for income tax purposes. As a result of relocating the Company's corporate office from Texas to Ohio, the Company's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The results for the year ended December 31, 2002 include $7.6 million of debt extinguishment costs for a portion of the premium paid to extinguish $74.0 million of the Successor's assumed 9 1/4% notes and financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter. Additionally, results for the year ended December 31, 2002 include $9.3 million of transaction costs consisting of investment banking and legal fees in conjunction with the strategic review process and subsequent April 2002 merger transaction. Finally, the results for the year ended December 31, 2002 include a loss from discontinued operations $0.5 million, net of tax, for the Successor period from the Company's AmerCable division.

     Adjusted EBITDA for the year ended January 3, 2004 increased to $86.8 million compared to $64.6 million for the year ended December 31, 2002. Adjusted EBITDA for the year ended January 3, 2004 includes $10.3 million of Adjusted EBITDA contributed by Gentek. As compared to EBITDA, Adjusted EBITDA for the year ended January 3, 2004 excludes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek. As compared to EBITDA, Adjusted EBITDA for the year ended December 31, 2002 excludes $1.9 million of EBITDA relating to the AmerCable division, merger transaction costs of $9.3 million, debt extinguishment costs of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the April 2002 merger transaction. The increase in Adjusted EBITDA is primarily a result of the increased sales of vinyl windows as well as the acquisition of Gentek.

 YEAR ENDED DECEMBER 31, 2002 (COMBINED SUCCESSOR AND PREDECESSOR RESULTS OF THE BUILDING PRODUCTS SEGMENT) COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net sales increased 16.5% to $611.3 million for the year ended December 31, 2002 compared to $524.5 million for the same period in 2001 due to increased sales of vinyl windows and vinyl siding. The increase in sales is the result of the Company's marketing investments and continued expansion of its nationwide distribution network of supply centers. The Company also believes that the increased sales can be attributed to consumers' demand for professional remodeling services including vinyl replacement windows and vinyl siding as a means to enhance home values during a time of historically low interest rates. Gross profit increased to $179.3 million, or 29.3% of net sales, for the year ended December 31, 2002 compared to $156.6 million, or 29.9% of net sales, for the same period in 2001. The decrease in gross profit margin percentage was a result of window sales, which have a lower gross margin percentage, comprising a larger proportion of total sales in 2002 compared to 2001. Selling, general and administrative expenses increased to $127.2 million, or 20.8% of net sales, for the year ended December 31, 2002 versus $112.8 million, or 21.5% of net sales, in the same period in 2001. Selling, general and administrative expenses increased as a result of seven new supply centers added during 2002, personnel added to support sales growth at existing supply centers, additional marketing investments to drive higher sales and increased commission expense resulting from the higher sales. Income from operations increased to $52.2 million, or 8.5% of net sales, for the year ended December 31, 2002 compared to $43.9 million, or 8.4% of net sales, for the same period in 2001.

     EBITDA for the year ended December 31, 2002 was $47.6 million compared to $59.0 million for the same period in 2001. EBITDA for the year ended December 31, 2002 includes $1.9 million of EBITDA relating to the Company's AmerCable division, merger transaction costs of $9.3 million, debt extinguishments costs of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the April 2002 merger transaction. Adjusted EBITDA, excluding the amounts discussed above, was $64.6 million for the year ended December 31, 2002. EBITDA for the year ended December 31, 2001 includes EBITDA of $8.4 million relating to the Company's AmerCable division and a charge of $2.4 million for the write-down of the Company's investment in Amercord Inc. Adjusted EBITDA for the year ended December 31, 2001, excluding the amounts discussed above, was $53.1 million. The increase in Adjusted EBITDA is primarily a result of the Company's increased sales volume and related profits.

 Successor and Predecessor Results

     The Successor had net sales and net income of $449.3 million and $12.2 million, respectively, for the period from April 19, 2002 to December 31, 2002. Interest expense during this period was $16.9 million and consisted primarily of interest on the 9 3/4% notes, term loan and revolving loans under the credit facility, and an interim credit facility temporarily utilized for the April 2002 merger transaction and amortization of deferred financing costs. As a result of relocating the Company's corporate office from Texas to Ohio, the Successor's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. The Successor's results include debt extinguishment costs of $7.6 million for a portion of the premium paid to extinguish $74.0 million of the Successor's assumed 9 1/4% notes and financing fees related to an interim credit facility utilized for the April 2002 merger transaction which was repaid shortly thereafter and a loss from discontinued operations of $0.5 million, net of tax, from the Company's AmerCable division.

     The Predecessor had net sales and a net loss of $180.2 million and $5.8 million for the period from January 1, 2002 to April 18, 2002. Interest expense was $2.1 million and consisted primarily of interest on the Company's then outstanding 9 1/4% notes for the time period from January 1, 2002 to April 18, 2002. The Predecessor's results include $9.3 million of transaction costs consisting of investment banking and legal fees in conjunction with the strategic review process and subsequent April 2002 merger transaction. The Predecessor's results of operations for the year ended December 31, 2001 include a $2.4 million charge for the write-down of its investment in Amercord Inc. In addition to recording income taxes at an effective rate of 38.5%, the Predecessor's tax provision for 2002 includes an estimate for $7.3 million of merger transaction costs that the Company considers to be non-deductible for income tax purposes.

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

     Results subsequent to the April 2002 merger transaction include interest expense on the Company's 9 3/4% notes and credit facility, net of related tax benefits. Additionally, subsequent to the April 2002 merger transaction the Company relocated its corporate office from Texas to Ohio, which increased the Company's state and local income tax rate, raising the Company's total effective tax rate to 41.5% from 38.5%.

     Quarterly sales and operating profit data for the Company in 2003 and 2002 are shown in the tables below:

                                                                THREE MONTHS ENDED
                                               ----------------------------------------------------
                                               MARCH 29   JUNE 28    SEPTEMBER 27(1)   JANUARY 3(1)
                                               --------   --------   ---------------   ------------
                                                                  (IN THOUSANDS)
2003
Net sales....................................  $110,944   $180,363      $223,806         $264,723
Gross profit.................................    28,168     56,800        64,219           69,124
Income (loss) from operations................    (3,142)    23,096        25,949           22,837
Net income (loss)............................    (5,020)    10,304         9,619            9,628

                                       THREE                                                   THREE
                                      MONTHS          18            73        THREE MONTHS    MONTHS
                                     ENDED MARCH   DAYS ENDED    DAYS ENDED     ENDED          ENDED
                                       31(2)       APRIL 18(2)   JUNE 30(3)   SEPTEMBER 30   DECEMBER 31
                                     -----------   -----------   ----------   ------------   -----------
                                            PREDECESSOR                         SUCCESSOR
                                                               (IN THOUSANDS)
2002
Net sales -- Building products.....   $111,062       $50,897      $113,960      $176,673      $158,691
Net sales -- AmerCable.............     12,136         6,135            --            --            --
                                      --------       -------      --------      --------      --------
     Total net sales...............    123,198        57,032       113,960       176,673       158,691
Gross profit.......................     32,420        17,459        34,669        53,893        43,685
Income from operations.............      1,201         5,406        13,002        19,336        13,812
Net income (loss)..................     (1,519)       (4,238)         (262)        7,799         4,647

---------------

(1) The quarterly results for the quarters ended September 27, 2003 and January 3, 2004 include the results of Gentek subsequent to its acquisition on August 29, 2003. Additionally, the results for the quarter ended September 27, 2003 include a $1.4 million cost of sales expense related to an inventory fair value adjustment recorded at the time of the Gentek acquisition. The results for the quarter ended September 27, 2003 also include the write-off of $3.9 million of debt issuance costs as a result of amending and restating the Company's credit facility for the Gentek acquisition.

(2) Results for three months ended March 31, 2002 and the 18 days ended April 18, 2002 include $2.0 million and $7.3 million of merger transaction costs, respectively, which include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction. In addition, the results include an increase in the tax provision for an estimate of $7.3 million of merger transaction costs that the Company considers to be non-deductible for income tax purposes.

(3) Results for the 73 days ended June 30, 2002 include $7.6 million of debt extinguishment costs, which include $4.9 million for the extinguishment of substantially all of the Successor's assumed 9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter. Additionally, the results include a $1.9 million cost of sales expense related to an inventory fair value adjustment recorded at the time of the April 2002 merger transaction.

LIQUIDITY AND CAPITAL RESOURCES

     The following sets forth a summary of the Company's cash flows for 2003, 2002 and 2001 (in thousands):

                                                  108 DAYS       257 DAYS             YEAR ENDED
                                    YEAR ENDED      ENDED         ENDED       ---------------------------
                                    JANUARY 3,    APRIL 18,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       2004         2002           2002           2002           2001
                                    ----------   -----------   ------------   ------------   ------------
                                                 PREDECESSOR    SUCCESSOR       COMBINED     PREDECESSOR
Cash provided by (used in)
  operating activities............  $  55,976      $(18,258)    $  42,577      $  24,319       $43,989
Cash used in investing
  activities......................   (123,510)       (3,597)     (346,993)      (350,590)       (9,861)
Cash provided by (used in)
  financing activities............     58,738          (245)      311,745        311,500       (21,138)

  CASH FLOWS

     At January 3, 2004, the Company had cash and cash equivalents of $4.3 million and available borrowing capacity of approximately $65.2 million under the revolving portion of its amended and restated credit facility. Outstanding letters of credit as of January 3, 2004 totaled $4.8 million securing various insurance letters of credit.

  CASH FLOWS FROM OPERATING ACTIVITIES

     For the year ended January 3, 2004, cash provided by operations was $56.0 million. As compared to the year ended 2002 (Predecessor and Successor combined), cash flows from operations increased $31.6 million reflecting the increased operating results for the period and the decrease in Gentek's working capital over the last four months of the year as Gentek was acquired at the time Gentek's working capital was at a seasonally high level. This was partially offset by increased interest payments made under the Company's credit facility and 9 3/4% notes, as well as increased income tax payments made throughout the year.

     For the 257 days ended December 31, 2002, cash provided by operations was $42.6 million, reflecting the improved results of the building products operations of the Company. This time period includes the majority of the second quarter and the entire third quarter, the periods during which the Company historically produces the strongest operating results due to favorable weather conditions. Offsetting the favorable operations are the increased interest payments the Company has made under the 9 3/4% notes and credit facility since the April 2002 merger transaction.

     For the 108 days ended April 18, 2002 net cash used in operations was $18.3 million. Cash used in this period reflects an increase in inventory due to the seven new supply centers opened in 2002 and payments of certain customer incentives and employee commissions accrued during the previous year. In addition, cash used in this period includes merger transaction costs incurred by the Predecessor of $9.3 million. These uses of cash were partially offset by the improved operating results of the building products operations of the Company. This time period primarily includes the first quarter, the period during which the Company historically produces lower operating results due to the unfavorable weather conditions. Cash flows from operations of the Predecessor include the working capital needs of AmerCable for the period from January 1, 2002 to April 18, 2002.

     The combined cash flows from operations for the Predecessor and Successor periods in 2002 totaled $24.3 million. This compares to cash provided by operations of $44.0 million in 2001. Cash flows from operations decreased $19.7 million in 2002 compared to 2001 due to merger transaction costs paid in connection with the April 2002 merger transaction.

  CASH FLOWS FROM INVESTING ACTIVITIES

     For the year ended January 3, 2004, capital expenditures totaled $12.7 million, which includes $0.9 million of capital expenditures for Gentek since the date of its acquisition. This compares to combined capital expenditures for 2002 of the Predecessor and the Successor totaling $11.0 million, which excludes the capital expenditures for AmerCable. Capital expenditures in 2003 were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location and expenditures for additional window manufacturing capacity. Cash flows used in investing activities also include $113.3 million of cash for the acquisition of Gentek as well as cash received from the sale of assets of approximately $2.1 million, including the sale of the assets related to the Company's former vinyl garage door product line.

     For the 257 days ended December 31, 2002, capital expenditures of the Successor totaled $8.9 million. The combined capital expenditures of the Predecessor and the Successor totaled $12.8 million, which includes $1.8 million of capital expenditures for AmerCable for the year ended December 31, 2002. This compares to capital expenditures of $15.0 million, which includes $3.3 million of AmerCable's capital expenditures for the same period in 2001. Capital expenditures in the 2002 period were primarily for production equipment to enhance capacity and reduce costs.

     The Company believes that capital expenditures ranging from $10.0 million to $12.0 million represent a base level of spending needed to maintain its manufacturing facilities as well as provide for modest increases in capacity and further automation. Estimated capital expenditures for 2004 are $17.0 million. The 2004 budget includes expenditures to expand window lineal extrusion capacity at the Company's West Salem, Ohio manufacturing location and to create additional window manufacturing capacity at certain of the Company's manufacturing locations.

     Cash flows used in investing activities for the 257 days ended December 31, 2002 also include the April 2002 merger transaction for $366.5 million and net proceeds from the sale of AmerCable totaling $28.3 million.

  CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities for the year ended January 3, 2004 include net borrowings under term loans under the Company's amended and restated credit facility of $190.0 million used for the acquisition of Gentek, as well as to repay the Company's then outstanding term loans of $76.5 million and pay related financing fees of $3.9 million. Subsequent to the Gentek acquisition, the Company permanently reduced borrowings under the term loan facility by $50.0 million using operating cash flows. Additionally, cash flows from financing activities include the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

     Cash flows from financing activities for the 257 days ended December 31, 2002 include: (1) the issuance of $165 million of 9 3/4% notes due 2012, (2) $125 million from a new $165 million credit facility and (3) $164.8 million cash contribution from Holdings to finance the April 2002 merger transaction, financing costs, tender offer of the 9 1/4% notes of $74.0 million and debt extinguishment costs of $7.6 million. Additionally, the Company paid $13.0 million for financing costs related to the April 2002 merger transaction. Upon completion of the April 2002 merger transaction, the Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with approximately $0.1 million of additional 9 1/4% notes being tendered. The Company permanently reduced borrowings under the term loan by $48.5 million using net proceeds from the sale of AmerCable of approximately $28.3 million and 2002 operating cash flows of approximately $20.2 million.

  DESCRIPTION OF THE COMPANY'S OUTSTANDING INDEBTEDNESS

     The Company's 9 3/4% notes pay interest semi-annually in April and October. The Company's amended and restated credit facility as of January 3, 2004 includes $140.0 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, payable quarterly, and up to $70 million of available borrowings provided by revolving loans (including a new Canadian subfacility of $15 million), which expire in 2007 and bears interest at LIBOR plus 3.00%. The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company's
9 3/4% notes.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the amended and restated credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of January 3, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its amended and restated credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 and 2002 were sufficient such that no additional principal payments were required under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

     The Company guaranteed $3.0 million of a secured note in connection with the sale of a portion of its ownership interest in Amercord. Ivaco, Inc., pursuant to the terms of the note, agreed to indemnify the Company for 50% of any loss under the guarantee. The guarantee was exercised by Amercord's lender and the Company paid approximately $1.2 million in 2003 for its portion of the liability related to this guarantee. The Company has no further obligations under this guarantee. The Company retains a right to any collateral proceeds that secure the note; however, the Company believes that the value of such collateral is not sufficient to cover any significant portion of the Company's liability.

     Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flow from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company anticipates borrowing under the revolving loan portion of its amended and restated credit facility. The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under its amended and restated credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company and available under the amended and restated credit facility will be sufficient for these purposes.

  RECENT DEVELOPMENTS

     On February 19, 2004 AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes (the "11 1/4% notes"). The total gross proceeds were approximately $258.3 million. In connection with the note offering, all of the roll-over options held by senior management were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock, including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of senior management. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 in each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The 11 1/4% notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company, and Holdings. For additional information on AMH, please see

Item 13 "Certain Relationships and Related Party Transactions." For additional information on the roll-over options, please see Item 11 "Executive Compensation" and Note 15 to the consolidated financial statements attached hereto.

     In connection with the offering of the 11 1/4% notes, as described above, on March 18, 2004, the Company amended its credit facility. The amendment to the credit facility provides, among other things, for the guaranty by AMH of the obligations of the Company and Gentek Building Products Limited under the credit facility and the pledge of the stock of Holdings to secure and guaranty the credit facility.

     In March 2004, AMH, Holdings and Holdings' stockholders entered into a restructuring agreement pursuant to which all of the stockholders of Holdings contributed their capital stock of Holdings to AMH in exchange for equivalent capital stock in AMH. Subsequently, AMH contributed all of the capital stock of Holdings, which was contributed to it by the stockholders back to Holdings, in exchange for 1,000 shares of class A common stock of Holdings. Following this exchange, all of the former stockholders of Holdings became the stockholders of AMH, and AMH became the sole stockholder of Holdings. Holdings continues to be the sole stockholder of the Company.

CONTRACTUAL OBLIGATIONS

     The Company has commitments for maturities of long-term debt and future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company's scheduled maturities of long-term debt, scheduled interest payments on the 9 3/4% notes, and obligations for future minimum lease payments under non-cancelable operating leases at January 3, 2004 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------
                                                LESS THAN      2-3         4-5       AFTER
                                      TOTAL      1 YEAR       YEARS       YEARS     5 YEARS
                                     --------   ---------   ---------   ---------   --------
Long-term debt(1)(2)...............  $305,000         --          --          --    $305,000
Interest payments on 9 3/4%
  notes............................  $136,744    $16,088     $32,175     $32,175    $ 56,306
Operating leases(3)................  $ 73,682    $22,324     $29,196     $14,480    $  7,682

---------------

(1) Represents principal amounts, but not interest. See Note 11 to the consolidated financial statements.

(2) The Company's long-term debt consists of the amended and restated credit facility and the 9 3/4% notes.

(3) For additional information on the Company's operating leases, please see
    Note 12 to the consolidated financial statements.

     There can be no assurance that the Company's cash flow from operations, combined with additional borrowings under the Company's credit facility, will be available in an amount sufficient to enable the Company to repay its indebtedness or to fund its other liquidity needs or planned capital expenditures. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturities. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

RELATED PARTY TRANSACTIONS

     The Company entered into a management agreement with Harvest Partners, Inc. Under the management agreement, Harvest Partners received a one-time fee of $5.0 million in connection with structuring and implementing the acquisition of the Company. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance. The fee will be adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company incurred approximately $0.8 million and $0.6 million of management fees paid to Harvest Partners for the year ended January 3, 2004 and the 257 days ended December 31, 2002, respectively. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In 2003, the Company paid Harvest Partners $1.1 million in connection with the Company's acquisition of Gentek. The Company also reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable management and Wingate Partners III, L.P., for net proceeds of approximately $28.3 million in cash and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date. Robert F. Hogan, Jr., president and chief executive officer of the AmerCable division and vice president of the Company prior to the sale, is the president and chief executive officer and chairman of the board of AmerCable Incorporated.

RETIREMENT PLANS

     Defined benefit pension plans are subject to additional minimum pension liability requirements under Statement of Financial Accounting Standards ("SFAS") No. 87 -- "Employers' Accounting for Pensions". The Company reduced its minimum pension liability by approximately $0.7 million, net of tax and recorded an additional minimum pension liability totaling approximately $4.3 million, net of tax, for its defined benefit pension plans at January 3, 2004 and December 31, 2002, respectively. The adjustments were recorded to stockholder's equity as a component of accumulated other comprehensive income.

EFFECTS OF INFLATION

     The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw materials, vinyl resin, aluminum, and steel have historically been subject to price changes. Although historically the Company has been able to pass on significant cost increases to its customers, the results of operations for individual quarters can and have been negatively impacted by a delay between the time of raw material cost increases and price increases of the Company's products. However, over longer periods of time, the impact of the cost increases of the Company's raw materials has historically not been material.

FINANCIAL ACCOUNTING STANDARDS

     On January 1, 2003, the Company adopted the provisions of FASB SFAS No. 145,-- "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer be presented as an extraordinary item. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002. The debt extinguishment costs include $4.9 million for the premium paid to extinguish substantially all of the Successor's assumed 9 1/4% notes and $2.7 million for the financing fees related to an interim credit facility utilized for the merger transaction with Harvest Partners, which was repaid shortly thereafter.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN
46") -- "Consolidation of Variable Interest Entities." Companies were required to adopt the provisions of this interpretation immediately for all new variable interest entities and at the end of the interim period beginning after December 15, 2003 for all variable interest entities in which an enterprise acquired an interest in that entity before February 1, 2003. As the Company does not have an interest in any variable interest entities, the adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     General. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, warranties and pensions and benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition. The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-owned supply centers. Direct sales revenue is recognized when the Company's manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor's job site. A substantial portion of the Company's sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company's customers. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete.

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

     Goodwill and Other Intangible Assets. The Company has accounted for the April 2002 merger transaction and acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets has been recorded as goodwill. These allocations have been made based upon valuations and other studies. The Gentek purchase price allocation is preliminary, based on facts currently known to the Company and is subject to adjustment as the final valuation for the fair value of the warranty liability related to certain steel siding has not been completed. Therefore, the actual allocation of purchase price may differ from the amounts included herein.

     Under the provisions of SFAS No. 142 -- "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives must be reviewed annually for impairment using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. Given the significant amount of goodwill and other intangible assets as a result of the April 2002 merger transaction and the acquisition of Gentek, any future impairment of the goodwill and other intangible assets could have an adverse effect on the Company's results of operations and financial position. Although management does not anticipate any significant impairment of these assets, the extent of any such future impairment cannot be predicted at this time and is dependent on future operating results.

     Pensions. The Company's pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions.

     Product Warranty Costs and Service Returns. Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failure for windows and fading and peeling for siding products, as well as manufacturing defects.

     The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Liabilities for future warranty costs are provided annually based on management's estimates of such future costs using historical trends and sales of products to which such costs relate. Certain metal coating suppliers provide material warranties to the Company that mitigate the costs incurred by the Company. Warranty reserves are based on past claims experiences, sales history and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.

CERTAIN FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company's prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate," "anticipate," "believe," "predict," "potential" or "continue" or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

     - changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

     - changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

     - changes in raw material costs and availability;

     - changes in national and regional trends in new housing starts;

     - changes in weather conditions;

     - the Company's ability to comply with certain financial covenants in the loan documents governing its indebtedness;

     - increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

     - increases in the Company's indebtedness;

     - increases in costs of environmental compliance;

     - potential conflict between existing Alside and new Gentek distribution channels;

     - the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company has outstanding borrowings under the term loan portion of its amended and restated credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At January 3, 2004, the Company had borrowings of $140.0 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the year ended January 3, 2004 by approximately $0.2 million.

     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company's 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company's overall credit rating, which could be impacted by changes in the Company's future operating results. The fair value of the 9 3/4% notes at January 3, 2004 was $180.7 million based upon their quoted market price.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of Gentek, the Company now realizes revenues from sales made through Gentek's Canadian distribution centers in Canadian dollars. The Company's Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. At January 3, 2004 the Company had no currency hedges in place.

COMMODITY PRICE RISK

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Inflation" for a discussion of the market risk related to the Company's principal raw materials, vinyl resin, aluminum, and steel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ASSOCIATED MATERIALS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  36
Consolidated Balance Sheets as of January 3, 2004 and
  December 31, 2002.........................................  37
Consolidated Statements of Operations.......................  38
  Year Ended January 3, 2004
  Two hundred fifty-seven days ended December 31, 2002
  One hundred eight days ended April 18, 2002 -- Predecessor
  Year ended December 31, 2001 -- Predecessor
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income......................................  39
  Year Ended January 3, 2004
  Two hundred fifty-seven days ended December 31, 2002
  One hundred eight days ended April 18, 2002 -- Predecessor
  Year ended December 31, 2001 -- Predecessor
Consolidated Statements of Cash Flows.......................  40
  Year Ended January 3, 2004
  Two hundred fifty-seven days ended December 31, 2002
  One hundred eight days ended April 18, 2002 -- Predecessor
  Year ended December 31, 2001 -- Predecessor
Notes to Consolidated Financial Statements..................  41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Associated Materials Incorporated

     We have audited the accompanying consolidated balance sheets of Associated Materials Incorporated as of January 3, 2004 and December 31, 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year ended January 3, 2004, the two hundred fifty-seven day period ended December 31, 2002, the one hundred eight day period ended April 18, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Materials Incorporated at January 3, 2004 and December 31, 2002, and the consolidated results of its operations and its cash flows for the year ended January 3, 2004, the two hundred fifty-seven day period ended December 31, 2002, the one hundred eight day period ended April 18, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 16, 2004,
except for Note 20
as to which the date is
March 4, 2004

                       ASSOCIATED MATERIALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
                                                                (IN THOUSANDS, EXCEPT
                                                                 SHARE AND PER SHARE
                                                                      AMOUNTS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  4,282      $ 13,022
  Accounts receivable, net of allowance for doubtful
     accounts of $7,942 at January 3, 2004 and $5,552 at
     December 31, 2002......................................    106,975        67,861
  Inventories...............................................     97,907        60,369
  Income taxes receivable...................................         --         4,675
  Deferred income taxes.....................................      7,019         3,653
  Other current assets......................................      5,564         4,604
                                                               --------      --------
Total current assets........................................    221,747       154,184
Property, plant and equipment, net..........................    140,846        99,113
Goodwill....................................................    230,283       197,461
Other intangible assets, net................................    116,136       103,690
Other assets................................................      9,621        11,089
                                                               --------      --------
Total assets................................................   $718,633      $565,537
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $ 49,881      $ 31,319
  Accrued liabilities.......................................     53,234        34,319
  Income taxes payable......................................      4,934            --
                                                               --------      --------
Total current liabilities...................................    108,049        65,638
Deferred income taxes.......................................     58,028        58,976
Other liabilities...........................................     41,587        20,746
Long-term debt..............................................    305,000       242,408

Commitments and Contingencies

Stockholder's equity:
  Common stock, $0.01 par value:
     Authorized shares -- 1,000 at January 3, 2004
     Issued shares -- 100 at January 3, 2004................         --            --
  Capital in excess of par..................................    169,932       169,932
  Accumulated other comprehensive loss......................       (678)       (4,347)
  Retained earnings.........................................     36,715        12,184
                                                               --------      --------
Total stockholder's equity..................................    205,969       177,769
                                                               --------      --------
Total liabilities and stockholder's equity..................   $718,633      $565,537
                                                               ========      ========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR        257 DAYS     108 DAYS        YEAR
                                                   ENDED         ENDED         ENDED        ENDED
                                                 JANUARY 3,   DECEMBER 31,   APRIL 18,   DECEMBER 31,
                                                    2004          2002         2002          2001
                                                 ----------   ------------   ---------   ------------
                                                                                   PREDECESSOR
                                                                    (IN THOUSANDS)
Net sales......................................   $779,836      $449,324     $180,230      $595,819
Cost of sales..................................    561,525       317,077      130,351       425,366
                                                  --------      --------     --------      --------
Gross profit...................................    218,311       132,247       49,879       170,453
Selling, general and administrative expenses...    149,571        86,097       43,272       119,945
                                                  --------      --------     --------      --------
Income from operations.........................     68,740        46,150        6,607        50,508
Interest expense...............................     27,369        16,850        2,068         6,795
Foreign currency (gain)........................       (548)           --           --            --
Debt extinguishment costs......................         --         7,579           --            --
Merger transaction costs.......................         --            --        9,319            --
Write-down of investment in Amercord Inc. .....         --            --           --         2,393
                                                  --------      --------     --------      --------
Income (loss) before income taxes..............     41,919        21,721       (4,780)       41,320
Income taxes...................................     17,388         9,016          977        15,908
                                                  --------      --------     --------      --------
Income (loss) from continuing operations.......     24,531        12,705       (5,757)       25,412
Loss from discontinued operations, net.........         --          (521)          --            --
                                                  --------      --------     --------      --------
Net income (loss)..............................   $ 24,531      $ 12,184     $ (5,757)     $ 25,412
                                                  ========      ========     ========      ========

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                 CLASS B
                            COMMON STOCK      COMMON STOCK      TREASURY STOCK     CAPITAL IN                  TOTAL
                           ---------------   ---------------   -----------------     EXCESS     RETAINED   STOCKHOLDERS'
PREDECESSOR                SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT      OF PAR     EARNINGS      EQUITY
-----------                ------   ------   ------   ------   ------   --------   ----------   --------   -------------
                                                                  (IN THOUSANDS)
Balance at December 31,
  2000...................   7,164    $ 18     1,550    $ 4        955   $(12,425)   $ 14,862    $ 95,531     $  97,990
  Net income and total
    comprehensive
    income...............      --      --        --     --         --         --          --      25,412        25,412
  Cash dividends ($0.20
    per share)...........      --      --        --     --         --         --          --      (1,438)       (1,438)
  Exercise of common
    stock options and
    related tax
    benefits.............      67      --        --     --         --         --       1,387          --         1,387
  Purchase of treasury
    shares...............      --      --        --     --        123     (2,051)         --          --        (2,051)
  Common stock issued
    under Employee Stock
    Purchase Plan........      61      --        --     --         --         --         875          --           875
  Retirement of Class B
    common stock.........      --      --    (1,000)    (3)        --         --          --     (19,497)      (19,500)
  Conversion of Class B
    common stock to
    common stock.........     550       1      (550)    (1)        --         --          --          --            --
                           ------    ----    ------    ---     ------   --------    --------    --------     ---------
Balance at December 31,
  2001...................   7,842      19        --     --      1,078    (14,476)     17,124     100,008       102,675
  Net income and total
    comprehensive
    income...............      --      --        --     --         --         --          --      (5,757)       (5,757)
  Exercise of common
    stock options and
    related tax
    benefits.............     404       1        --     --         --         --      10,325          --        10,326
  Merger transaction with
    AMI Holdings.........  (8,246)    (20)       --     --     (1,078)    14,476     (27,449)    (94,251)     (107,244)
                           ------    ----    ------    ---     ------   --------    --------    --------     ---------
Balance at April 18,
  2002...................      --    $ --        --    $--         --   $     --    $     --    $     --     $      --
                           ======    ====    ======    ===     ======   ========    ========    ========     =========

                                                                          ACCUMULATED
                                                                             OTHER
                                COMMON STOCK     CAPITAL IN              COMPREHENSIVE       TOTAL
                               ---------------     EXCESS     RETAINED      INCOME       STOCKHOLDER'S   COMPREHENSIVE
SUCCESSOR                      SHARES   AMOUNT     OF PAR     EARNINGS      (LOSS)          EQUITY          INCOME
---------                      ------   ------   ----------   --------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Equity contribution by
  Holdings...................     --    $  --     $169,932    $    --       $    --        $169,932         $    --
  Net income.................     --       --           --     12,184            --          12,184          12,184
  Minimum pension liability
    adjustment...............     --       --           --         --        (4,347)         (4,347)         (4,347)
                                ----    -----     --------    -------       -------        --------         -------
Balance at December 31,
  2002.......................     --       --      169,932     12,184        (4,347)        177,769           7,837
                                ====    =====     ========    =======       =======        ========         =======
  Net income.................     --       --           --     24,531            --          24,531          24,531
  Minimum pension liability
    adjustment...............     --       --           --         --           667             667             667
  Foreign currency
    translation
    adjustments..............     --       --           --         --         3,002           3,002           3,002
                                ----    -----     --------    -------       -------        --------         -------
Balance at January 3, 2004...     --    $  --     $169,932    $36,715       $  (678)       $205,969         $28,200
                                ====    =====     ========    =======       =======        ========         =======

                            See accompanying notes.

                       ASSOCIATED MATERIALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED   257 DAYS ENDED   108 DAYS ENDED    YEAR ENDED
                                                          JANUARY 3,    DECEMBER 31,      APRIL 18,      DECEMBER 31,
                                                             2004           2002             2002            2001
                                                          ----------   --------------   --------------   ------------
                                                                                                 PREDECESSOR
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
Income (loss) from continuing operations................  $  24,531      $  12,705         $ (5,757)       $ 25,412
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in) operating
  activities:
  Depreciation and amortization.........................     16,115          7,169            3,969          10,919
  Deferred income taxes.................................        524          1,738              783           1,164
  Provision for losses on accounts receivable...........      2,029          1,240              649           1,468
  Write-down of investment in Amercord Inc..............         --             --               --           2,393
  (Gain) loss on sale of assets.........................         20             (3)              38              43
  Tax benefit from stock option exercises...............         --             --              113             411
  Cost of sales expense related to an inventory fair
    value purchase accounting adjustment................      1,402          1,891               --              --
  Debt extinguishment costs.............................         --          7,579               --              --
  Amortization of deferred financing costs..............      5,679          1,565               --              --
  Changes in operating assets and liabilities:
    Accounts receivable.................................      3,938         (6,028)          (6,895)        (16,022)
    Inventories.........................................        (95)         1,712           (5,170)           (145)
    Other current assets................................        331           (574)            (739)            818
    Accounts payable....................................     (9,155)         3,220            3,816          10,306
    Accrued liabilities.................................      2,707          5,575           (8,142)          5,847
    Income taxes receivable/payable.....................      8,756          4,564           (1,399)          1,951
    Other assets........................................         22             41             (442)           (242)
    Other liabilities...................................       (828)           183              918            (334)
                                                          ---------      ---------         --------        --------
Net cash provided by (used in) operating activities.....     55,976         42,577          (18,258)         43,989
INVESTING ACTIVITIES
Additions to property, plant and equipment..............    (12,689)        (8,938)          (3,817)        (15,022)
Proceeds from sale of assets............................      2,104            110              220             142
Other investing activities..............................        330             --               --              --
Purchase of Gentek Holdings, Inc........................   (113,255)            --               --              --
Acquisition of predecessor's equity.....................         --       (366,497)              --              --
Proceeds from sale of AmerCable.........................         --         28,332               --              --
Sale of short-term investment...........................         --             --               --           5,019
                                                          ---------      ---------         --------        --------
Net cash used in investing activities...................   (123,510)      (346,993)          (3,597)         (9,861)
FINANCING ACTIVITIES
Equity contribution from Holdings.......................         --        164,807               --              --
Proceeds from issuance of 9 3/4% Senior Subordinated
  Notes.................................................         --        165,000               --              --
Proceeds from borrowings under term loan................    190,000        125,000               --              --
Repayments of term loan.................................   (126,500)       (48,500)              --              --
Net proceeds from issuance of common stock..............         --            100               --             875
Repayment of 9 1/4% Senior Subordinated Notes...........       (908)       (74,092)              --              --
Debt extinguishments costs..............................         --         (7,579)              --              --
Financing costs.........................................     (3,854)       (12,991)              --              --
Repurchase of Class B common stock......................         --             --               --         (19,500)
Options exercised.......................................         --             --               94             976
Dividends paid..........................................         --             --             (339)         (1,438)
Treasury stock acquired.................................         --             --               --          (2,051)
                                                          ---------      ---------         --------        --------
Net cash provided by (used in) financing activities.....     58,738        311,745             (245)        (21,138)
                                                          ---------      ---------         --------        --------
Net increase (decrease) in cash from continuing
  operations............................................     (8,796)         7,329          (22,100)         12,990
Effect of exchange rate changes on cash.................         56             --               --              --
Net cash used in discontinued operations................         --         (1,076)              --              --
                                                          ---------      ---------         --------        --------
Cash at beginning of period.............................     13,022          6,769           28,869          15,879
                                                          ---------      ---------         --------        --------
Cash at end of period...................................  $   4,282      $  13,022         $  6,769        $ 28,869
                                                          =========      =========         ========        ========
Supplemental Information:
    Cash paid for interest..............................  $  21,277      $  12,226         $  4,479        $  7,176
                                                          =========      =========         ========        ========
    Cash paid for income taxes..........................  $   8,739      $   1,532         $  2,254        $ 12,633
                                                          =========      =========         ========        ========

                             See accompanying notes

                       ASSOCIATED MATERIALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Associated Materials Incorporated (the "Company") was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company's core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing.

  BASIS OF PRESENTATION

     The Company's 2003 results of operations include the results of Gentek Holdings, Inc. subsequent to its acquisition on August 29, 2003 (see Note 2). The Company's results of operations prior to the date of the April 2002 merger transaction (see Note 2) are presented as the results of the Predecessor. The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. ("Holdings"). As discussed in Note 2, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable's results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable's results are presented as discontinued operations of the Successor as it was the Successor's decision to divest this division.

     In 2003, the Company changed its fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company's 2003 fiscal year ended on January 3, 2004.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

  REVENUE RECOGNITION

     The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its Company owned supply centers. Direct sales revenue is recognized when the Company's manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor's job site. A substantial portion of the Company's sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company's customers. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete.

                       ASSOCIATED MATERIALS INCORPORATED

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

Building and improvements...................................   7 to 40 years
Computer equipment..........................................   3 years
Machinery and equipment.....................................   3 to 15 years

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

  GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES

     The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or circumstances change that would impact the value of these assets in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 -- "Goodwill and Other Intangible Assets." The impairment test is conducted using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test as of October 1, 2003 noting no impairment to its goodwill or other intangible assets with indefinite lives.

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

                       ASSOCIATED MATERIALS INCORPORATED

  PRODUCT WARRANTY COSTS AND SERVICE RETURNS

     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failure for windows and fading and peeling for siding products, as well as manufacturing defects.

     The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Liabilities for future warranty costs are provided annually based on management's estimates of such future costs using historical trends and sales of products to which such costs relate. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Warranty reserves are based on past claims experience, sales history and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.

     A reconciliation of warranty reserve activity is as follows for the year ended January 3, 2004:

Balance at the beginning of the year........................   $ 1,854
Provision for warranties issued.............................     3,135
Gentek warranties assumed...................................    13,611
Claims paid.................................................    (2,621)
                                                               -------
Balance at the end of the year..............................   $15,979
                                                               =======

     Activity in the Company's warranty reserve accounts in previous years was not significant.

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

  STOCK PLANS

     The Company measures stock-based compensation using the intrinsic value in accordance with Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under SFAS No. 123 -- "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum

                       ASSOCIATED MATERIALS INCORPORATED
value approach for companies with private equity. The pro forma effect on net income would have been (in thousands):

                                                       257 DAYS       108 DAYS      YEAR
                                          YEAR ENDED     ENDED         ENDED        ENDED
                                          JANUARY 3,   DECEMBER 31,   APRIL 18,   DECEMBER 31,
                                            2004         2002           2002        2001
                                          ----------   ------------   ---------   ------------
                                                                            PREDECESSOR
Net income (loss) as reported...........   $24,531       $12,184       $(5,757)     $25,412
Pro forma stock based employee
  compensation cost, net of tax.........      (132)         (212)          (65)        (344)
                                           -------       -------       -------      -------
Pro forma net income (loss).............   $24,399       $11,972       $(5,822)     $25,068
                                           =======       =======       =======      =======

  MARKETING AND ADVERTISING

     The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $9.7 million for the year ended January 3, 2004, $7.2 million for the 257 days ended December 31, 2002, $3.8 million for the 108 days ended April 18, 2002 and $9.9 million in 2001.

  RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2003, the Company adopted the provisions of FASB SFAS No. 145,-- "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer be presented as an extraordinary item. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002. The debt extinguishment costs include $4.9 million for the premium paid to extinguish substantially all of the Successor's assumed 9 1/4% notes and $2.7 million for the financing fees related to an interim credit facility utilized for the April 2002 merger transaction (see Note 2), which was repaid shortly thereafter.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable preferred stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. Adoption of the effective or deferred provisions of SFAS No. 150 did not and are expected not to have a material effect on the Company's financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN
46") -- "Consolidation of Variable Interest Entities." Companies were required to adopt the provisions of this interpretation immediately for all new variable interest entities and at the end of the interim period beginning after December 15, 2003 for all variable interest entities in which an enterprise acquired an interest in that entity before

                       ASSOCIATED MATERIALS INCORPORATED

February 1, 2003. As the Company does not have an interest in any variable interest entities, the adoption of this interpretation did not have a material effect on the Company's financial position, results of operations or cash flows.

2.  ACQUISITIONS AND DIVESTITURES

     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as "Gentek". Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 13 company-owned distribution centers in the mid-Atlantic region of the United States and 20 company-owned distribution centers in Canada, as well as approximately 200 independent distributors in the United States. The acquisition was completed to expand the Company's presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage.

     In connection with the Gentek acquisition, the Company amended and restated its existing credit facility by adding a term loan facility to borrow an additional $113.5 million and expanding the revolving credit facility from $40 million to $70 million, including a new Canadian subfacility of $15 million.

     The acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based upon their estimated fair values as follows (in thousands):

Cash........................................................   $  1,088
Accounts receivable.........................................     43,290
Inventory...................................................     38,020
Other current assets........................................      3,947
Deferred income taxes.......................................      1,871
                                                               --------
     Total current assets...................................     88,216
Property, plant and equipment...............................     39,883
Goodwill....................................................     30,298
Other intangible assets.....................................     16,320
Deferred income taxes.......................................      6,765
Other assets................................................        350
                                                               --------
     Total assets...........................................   $181,832
                                                               ========
Accounts payable............................................   $ 26,197
Accrued liabilities.........................................     15,577
Income taxes payable........................................      1,434
                                                               --------
     Total current liabilities..............................     43,208
Other liabilities...........................................     24,281
Long-term debt..............................................      7,500
Stockholder's equity........................................    106,843
                                                               --------
     Total liabilities and stockholder's equity.............   $181,832
                                                               ========

                       ASSOCIATED MATERIALS INCORPORATED

     The allocation of purchase price resulted in $30.3 million in goodwill and $16.3 million in other intangible assets, including $4.5 million of customer base intangibles with estimated useful lives ranging from 2 to 9 years, $1.1 million of order backlog, which was fully amortized in 2003 as the orders were fulfilled and $10.7 million assigned to trademarks of which $4.3 million have remaining useful lives of 15 years and $6.4 million have indefinite lives (See
Note 4).

     The purchase price allocation is preliminary, based on facts currently known to the Company and is subject to adjustment as the final valuation for the fair value of the warranty liability related to certain steel siding has not been completed. As a result, the actual allocation is subject to completion and therefore may differ. The purchase consideration of $113.3 million was financed through additional term loans under the amended and restated credit facility. From the total purchase consideration paid to the sellers, $7.0 million was retained in an escrow account for certain items that were indemnified by the seller to the Company.

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

     On April 19, 2002, the cash tender offer for the Company's then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company's then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings (which is controlled by affiliates of Harvest Partners, Inc.). The completion of the aforementioned transactions constitute the merger transaction ("April 2002 merger transaction"). Following the completion of the April 2002 merger transaction, the Company's then outstanding shares of common stock were delisted from NASDAQ.

     The April 2002 merger transaction has been accounted for using the purchase method of accounting. The total purchase consideration has been allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values at the date of acquisition, which are based on valuation estimates and certain assumptions. The allocation of purchase price resulted in $197.5 million in goodwill and $105.5 million in other intangibles, including $6.8 million of patents with estimated useful lives of 10 years and $98.7 million assigned to trademarks of which $24.0 million have remaining useful lives of 15 years and $74.7 million have indefinite lives (See Note 4). The purchase consideration, financing costs, tender offer of the $74.0 million of 9 1/4% notes, and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% senior subordinated notes due 2012 ("9 3/4% notes"), (2) $125 million from a new $165 million credit facility ("credit facility"), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company's total cash of $6.8 million on hand at the time of the acquisition.

     In connection with the April 2002 merger transaction, the Predecessor incurred merger related costs, including legal and investment banking fees, which have been classified as merger transaction costs in the Predecessor's accompanying statements of operations.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly formed entity controlled by Wingate Partners III, L.P. and members of AmerCable's management for net proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement. The Company used the net proceeds to repay a portion of its credit facility. No gain or loss on the sale of AmerCable was recorded in the statements of operations, as the fair value assigned to AmerCable's net assets acquired in the April 2002 merger transaction approximated the net

                       ASSOCIATED MATERIALS INCORPORATED
proceeds received from the subsequent sale of AmerCable. Operating results of discontinued operations for the period from April 19, 2002 to June 24, 2002 were as follows (in thousands):

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

3.  RELATED PARTIES

     The Company entered into a management agreement with Harvest Partners, Inc. Under the management agreement, Harvest Partners received a one-time fee of $5.0 million in connection with structuring and implementing the acquisition of the Company. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners, Inc. receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance, beginning on the date of execution of this agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company incurred approximately $0.8 million and $0.6 million of management fees paid to Harvest Partners for the year ended January 3, 2004 and the 257 days ended December 31, 2002, respectively, which are included in selling, general and administrative expenses in the statement of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In 2003, the Company paid Harvest Partners $1.1 million in connection with the Company's acquisition of Gentek. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     As discussed in Note 2, the Company sold its AmerCable division to a newly-formed entity that is controlled in part by former members of the Company's management.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired and consists of $230.3 million including $197.5 million from the purchase price for the April 2002 merger transaction and $32.8 million from the acquisition of Gentek. None of the Company's goodwill is deductible for income tax purposes. The Company's other intangible assets consist of the following (in thousands):

                                 AVERAGE                 JANUARY 3, 2004                         DECEMBER 31, 2002
                               AMORTIZATION   --------------------------------------   --------------------------------------
                                  PERIOD                 ACCUMULATED    NET CARRYING              ACCUMULATED    NET CARRYING
                                (IN YEARS)      COST     AMORTIZATION      VALUE         COST     AMORTIZATION      VALUE
                               ------------   --------   ------------   ------------   --------   ------------   ------------
Trademarks and trade names...       15        $109,280      $2,844        $106,436     $ 98,690      $1,186        $ 97,504
Patents......................       10           6,550       1,110           5,440        6,790         604           6,186
Customer base................        7           4,628         368           4,260           --          --              --
                                              --------      ------        --------     --------      ------        --------
Total other intangible
  assets.....................                 $120,458      $4,322        $116,136     $105,480      $1,790        $103,690
                                              ========      ======        ========     ========      ======        ========

                       ASSOCIATED MATERIALS INCORPORATED

     The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside(R), Revere(R)and Gentek(R) trade names have indefinite useful lives. Additionally, the Company determined the value of Gentek's order backlog at August 29, 2003 was approximately $1.1 million. The backlog was fully amortized in 2003 as the orders were fulfilled. Amortization expense related to other intangible assets was approximately $3.8 million and $1.8 million, for year ended January 3, 2004 and the 257 days ended December 31, 2002, respectively. Amortization expense for fiscal years 2004, 2005, 2006, 2007 and 2008 is estimated to be approximately $3.2 million, $3.2 million, $3.1 million, $3.1 million and $3.1 million, respectively.

5.  PRO FORMA INFORMATION

     The following pro forma information for the years ended January 3, 2004 and December 31, 2002 was prepared as if the acquisition of Gentek occurred as of the beginning of each period presented and the April 2002 merger transaction and sale of AmerCable occurred as of the beginning of 2002. On a pro forma basis, the Company would have reported (in thousands):

                                                              YEAR ENDED    YEAR ENDED
                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Net sales...................................................   $969,876      $867,275
Net income..................................................   $ 28,264      $ 17,822

     The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition of Gentek, the April 2002 merger transaction and sale of AmerCable occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. The pro forma results of operations include $1.4 million and $3.3 million of expenses related to inventory fair value adjustments for the years ended January 3, 2004 and December 31, 2002, respectively.

6.  INVESTMENT IN AMERCORD

     The Company owns a 9.9% interest in Amercord Inc. ("Amercord"), which manufactured and marketed steel cord and bead wire to the tire manufacturing industry. During 2001, Amercord ceased operations, and the Company wrote-off its remaining $2.4 million investment.

     The Company guaranteed $3.0 million of a secured note in connection with the sale of a portion of the ownership interest in Amercord. Ivaco, Inc., pursuant to the terms of the note, agreed to indemnify the Company for 50% of any loss under the guarantee. The guarantee was exercised by Amercord's lender and the Company paid approximately $1.2 million in 2003 for its portion of the liability related to this guarantee. The Company has no further obligations under this guarantee. The Company retains a right to any collateral proceeds that secure the note; however, the Company has determined that the value of such collateral is not sufficient to cover any significant portion of the Company's liability.

                       ASSOCIATED MATERIALS INCORPORATED

7.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts on accounts receivable consist of (in thousands):

                                                      257 DAYS       108 DAYS
                                         YEAR ENDED     ENDED         ENDED      YEAR ENDED
                                         JANUARY 3,   DECEMBER 31,   APRIL 18,   DECEMBER 31,
                                           2004         2002          2002         2001
                                         ----------   ------------   ---------   ------------
                                                                           PREDECESSOR
Balance at beginning of period.........    $5,552        $5,486       $5,117        $6,168
Provision for losses...................     2,029         1,240          649         1,468
Losses sustained (net of recoveries)...    (1,375)         (653)        (280)       (2,519)
Allowance for Gentek receivables
  acquired.............................     1,736            --           --            --
Allowance for AmerCable receivables
  sold.................................        --          (521)          --            --
                                           ------        ------       ------        ------
Balance at end of period...............    $7,942        $5,552       $5,486        $5,117
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

8.  INVENTORIES

     Inventories consist of (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Raw materials...............................................   $24,586       $13,545
Work-in-progress............................................     6,307         3,928
Finished goods and purchased stock..........................    67,014        42,896
                                                               -------       -------
                                                               $97,907       $60,369
                                                               =======       =======

9.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Land........................................................   $  4,146      $  1,550
Buildings...................................................     49,472        29,817
Construction in process.....................................      5,892         2,451
Machinery and equipment.....................................     98,329        70,672
                                                               --------      --------
                                                                157,839       104,490
Less accumulated depreciation...............................     16,993         5,377
                                                               --------      --------
                                                               $140,846      $ 99,113
                                                               ========      ========

     Depreciation expense was approximately $12.3 million in 2003, $5.4 million for the 257 days ended December 31, 2002, $3.9 million for the 108 days ended April 18, 2002 and $10.6 million in 2001.

                       ASSOCIATED MATERIALS INCORPORATED

10.  ACCRUED AND OTHER LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Employee compensation.......................................   $18,639       $11,394
Sales promotions and incentives.............................    11,138         8,597
Employee benefits...........................................     6,692         4,592
Interest....................................................     3,794         3,435
Taxes other than income.....................................     3,968         2,559
Other.......................................................     9,003         3,742
                                                               -------       -------
                                                               $53,234       $34,319
                                                               =======       =======

     Other liabilities consist of (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Pensions and other post-employment benefits.................   $22,195       $12,757
Warranty reserves...........................................    13,757         1,854
Other.......................................................     5,635         6,135
                                                               -------       -------
                                                               $41,587       $20,746
                                                               =======       =======

11.  LONG-TERM DEBT

     Long-term debt consists of (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
9 3/4% notes................................................   $165,000      $165,000
Term loan under credit facility.............................    140,000        76,500
9 1/4% notes................................................         --           908
                                                               --------      --------
                                                               $305,000      $242,408
                                                               ========      ========

     In connection with the April 2002 merger transaction, on April 23, 2002 the Company issued $165 million of 9 3/4% notes due in 2012 that pay interest semi-annually on April 15 and October 15. The 9 3/4% notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness and senior in right of payment to any current or future subordinated indebtedness of the Company. The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations.

     In conjunction with the April 2002 merger transaction, the Company entered into a $165 million credit facility, which included $125 million of term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007. In connection with the acquisition of Gentek, the Company amended its credit facility by adding a term loan facility to borrow $190 million, which was utilized for the Gentek acquisition and repayment of the Company's existing $76.5 million of term loans outstanding at that time and expanded its revolving facility from $40 million to $70 million, including a new Canadian subfacility

                       ASSOCIATED MATERIALS INCORPORATED
of $15 million. The term loans are due in August 2010 with minimum principal amortization of 1% per year with quarterly payments of the unamortized principal in the final year of the loan and bears interest at LIBOR plus 2.75% payable quarterly at the end of each calendar quarter. The revolving credit facility expires in 2007 and bears interest at LIBOR plus 3.00% payable quarterly at the end of each calendar quarter. The credit facility is secured by a pledge of the capital stock of the Company and a perfected lien and security interest in all of the tangible and intangible assets of the Company.

     The term loan under the Company's amended credit facility was considered to be "substantially different" as defined by FASB Emerging Issues Task Force ("EITF") 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" as a result of the amendment. The Company wrote-off previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility totaling $3.9 million, which is included in interest expense.

     Excluding the $76.5 million repayment of term loans in connection with the Gentek acquisition, the term loan has been permanently reduced by $50.0 million, which resulted in approximately $0.3 million of accelerated amortization of deferred financing costs. At January 3, 2004, the Company had available borrowing capacity of approximately $65.2 million under the revolving portion of its credit facility. The facility requires the Company to pay a commitment fee of 0.5% per annum on any unused amounts under the revolving portion of the facility. Outstanding letters of credit at January 3, 2004 totaled approximately $4.8 million securing various insurance letters of credit.

     None of the Company's long-term debt matures within five years; however, on an annual basis the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments under the term loan in 2003 were sufficient such that no additional principal payments were required under the excess cash flow provision.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of January 3, 2004.

     In connection with the April 2002 merger transaction, on April 19, 2002 the Company completed a cash tender offer for approximately $74.0 million of the Company's 9 1/4% notes. The tender offer premium paid for the 9 1/4% notes was approximately $7.3 million, of which $4.9 million is included as debt extinguishment costs representing the portion of the premium in excess of the fair market value of the 9 1/4% notes. The Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with approximately $0.1 million of 9 1/4% notes being tendered. In 2003, the Company redeemed all the remaining approximate $0.9 million of 9 1/4% notes at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

     The weighted average interest rate for borrowings under the credit facility was 5.9% for the year ended January 3, 2004 and for the 257 days ended December 31, 2002.

     The fair value of the 9 3/4% notes at January 3, 2004 was $180.7 million based upon their quoted market price.

                       ASSOCIATED MATERIALS INCORPORATED

12.  COMMITMENTS

     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2004........................................................   $22,324
2005........................................................    17,352
2006........................................................    11,844
2007........................................................     8,767
2008........................................................     5,713
Thereafter..................................................     7,682
                                                               -------
Total future minimum lease payments.........................   $73,682
                                                               =======

     Lease expense was approximately $21.5 million for the year ended January 3, 2004, $12.4 million for the 257 days ended December 31, 2002, $6.0 million for the 108 days ended April 18, 2002 and $17.9 million in 2001. The Company's lease agreements typically contain renewal options.

     As of January 3, 2004, approximately 18% of the Company's employees are covered by collective bargaining agreements. Approximately 4% of the Company's employee's are covered by collective bargaining agreements that expire within one year.

13.  INCOME TAXES

     Income tax expense for the periods presented consists of (in thousands):

                                  YEAR ENDED         257 DAYS ENDED       108 DAYS ENDED         YEAR ENDED
                               JANUARY 3, 2004     DECEMBER 31, 2002      APRIL 18, 2002     DECEMBER 31, 2001
                              ------------------   ------------------   ------------------   ------------------
                                                                                      PREDECESSOR
                              CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED   CURRENT   DEFERRED
                              -------   --------   -------   --------   -------   --------   -------   --------
Federal.....................  $10,756    $1,325    $6,127     $1,151     $177       $711     $13,835    $  948
State.......................    3,520       365       781        587       17         72         909       216
Foreign.....................    1,583      (161)       --         --       --         --          --        --
                              -------    ------    ------     ------     ----       ----     -------    ------
                              $15,859    $1,529    $6,908     $1,738     $194       $783     $14,744    $1,164
                              =======    ======    ======     ======     ====       ====     =======    ======

     Income before taxes from the Company's U.S. entities and Canadian subsidiary totaled $37.8 million and $4.1 million, respectively for the year ended January 3, 2004.

                       ASSOCIATED MATERIALS INCORPORATED

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes are as follows (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Deferred tax assets:
  Medical benefits..........................................   $  2,846      $  2,548
  Bad debt expense..........................................      3,681         2,551
  Pension...................................................      5,864         2,746
  Inventory costs...........................................      1,005           583
  Warranty costs............................................      6,394           770
  Net operating loss carryforward...........................      6,603            --
  Accrued expenses and other................................      5,455         2,684
                                                               --------      --------
Total deferred tax assets...................................     31,848        11,882
Deferred tax liabilities:
  Depreciation..............................................     33,919        22,765
  Intangible assets.........................................     48,125        43,032
  Other.....................................................        813         1,408
                                                               --------      --------
Total deferred tax liabilities..............................     82,857        67,205
                                                               --------      --------
Net deferred tax liabilities................................   $(51,009)     $(55,323)
                                                               ========      ========

     At January 3, 2004, the Company had unused federal and state net operating loss carryforwards, the tax benefit of which would be $6.6 million at the current statutory rate. The federal net operating loss carryforward benefits of $5.6 million begin to expire in 2017, however the Company anticipates utilizing these over the next five years. The state net operating loss carryforward benefits are $1.0 million.

     The reconciliation of the statutory rate to the Company's effective income tax rate for the periods presented is as follows:

                                                         257 DAYS     108 DAYS
                                          YEAR ENDED      ENDED         ENDED      YEAR ENDED
                                          JANUARY 3,   DECEMBER 31,   APRIL 18,   DECEMBER 31,
                                             2004          2002         2002          2001
                                          ----------   ------------   ---------   ------------
                                                                            PREDECESSOR
Statutory rate..........................     35.0%         35.0%        (35.0)%       35.0%
State income tax, net of federal income
  tax benefit...........................      6.2           2.2          (2.2)         1.8
Non-deductible merger transaction
  costs.................................       --            --          58.9           --
Foreign rate differential...............      (.2)           --            --           --
Other...................................       .5           4.3          (1.3)         1.7
                                             ----          ----         -----         ----
Effective rate..........................     41.5%         41.5%         20.4%        38.5%
                                             ====          ====         =====         ====

     As a result of relocating the Company's corporate office from Texas to Ohio, the Company's state and local income tax rate increased, raising the Company's total effective tax rate to 41.5% from 38.5%. In addition, the Predecessor's tax provision includes an estimate for $7.3 million of merger transaction costs that the Company considers to be non-deductible for income tax purposes. Income tax expense for the 257 days

                       ASSOCIATED MATERIALS INCORPORATED
ended December 31, 2002 consists of a $9.0 million provision for continuing operations, net of a $0.4 million benefit from discontinued operations.

14.  STOCKHOLDER'S EQUITY

     As discussed in Note 2, the Company is a wholly owned subsidiary of Holdings. The Company has the authority to issue 1,000 shares of $0.01 par value common stock, of which 100 shares are issued and outstanding at January 3, 2004. The Company's contributed capital consists of $164.9 million of cash contributions and non-cash financing of approximately $5.0 million representing the fair value of stock options of the Predecessor held by certain employees that were converted into options of Holdings.

     The Company reports comprehensive income in its consolidated statement of stockholders' equity and comprehensive income. Comprehensive income includes net income and all other non-owner changes in equity during the period. Comprehensive income for the year ended January 3, 2004 includes a minimum pension liability adjustment of approximately $0.7 million, net of a related tax benefit of approximately $0.5 million as well as foreign currency translation adjustments of approximately $3.0 million. Comprehensive income for the 257 days ended December 31, 2002 includes a minimum pension liability adjustment of approximately $4.3 million, net of a related tax benefit of approximately $3.1 million. The Company had no non-owner changes impacting equity for the 108 days ended April 18, 2002 or the year ended December 31, 2001. The components of accumulated other comprehensive income are as follows (in thousands):

                                                              JANUARY 3,   DECEMBER 31,
                                                                 2004          2002
                                                              ----------   ------------
Minimum pension liability adjustments.......................   $(3,680)      $(4,347)
Foreign currency translation adjustments....................     3,002            --
                                                               -------       -------
Accumulated other comprehensive loss........................   $  (678)      $(4,347)
                                                               =======       =======

15.  STOCK PLANS

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

                       ASSOCIATED MATERIALS INCORPORATED

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

     - Options to purchase shares of Holdings' common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock granted in exchange for a portion of the outstanding options to purchase shares of the Predecessor's common stock, which became fully vested upon completion of the April 2002 merger transaction ("Roll-Over Options").

     Transactions during the year ended January 3, 2004 and 257 days ended December 31, 2002 under this plan are summarized below:

                                                                          WEIGHTED AVERAGE
                                             SHARES         PRICE          EXERCISE PRICE
                                             -------   ----------------   ----------------
Granted....................................  506,450   $ 5.85 to $22.65        $11.75
Expired or canceled........................  (22,500)  $ 5.85 to $18.00        $14.78
                                             -------   ----------------        ------
Options outstanding December 31, 2002......  483,950   $10.00 to $22.65        $11.61
Granted....................................   10,628        $18.29             $18.29
                                             -------   ----------------        ------
Options outstanding January 3, 2004........  494,578   $10.00 to $22.65        $11.75
                                             =======   ================        ======

     Options to purchase 141,187 shares of Holdings' common stock and 55,758 shares of Holdings' preferred stock were exercisable at January 3, 2004. As the Roll-Over Options are required to be exercised as a unit (as described above), the weighted average exercise price of the Roll-Over Options has been allocated among the options for preferred and common stock.

     The weighted average fair value at date of grant for options granted during 2003 and 2002 using the minimum value method was $4.41 and $3.57 per option, respectively. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2003: dividend yield of 0.0% for options for common shares, a weighted-average risk free interest rate of 3.45% and an expected life of the option of 8 years. Assumptions for options granted in 2002 were: dividend yield of 0.0% for options for common shares and 8.00% for options for preferred shares, a weighted-average risk free interest rate of 5.02% and an expected life of the option of 8 years. Stock based compensation would have reduced net income by approximately $0.1 million and $0.2 million for the year ended January 3, 2004 and the 257 days ended December 31, 2002, respectively if the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grants.

16.  BUSINESS SEGMENTS

     Subsequent to the April 2002 merger transaction and sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from external customers in foreign countries was approximately $51 million in 2003 and was primarily derived from customers in Canada. The Company's remaining 2003 revenue totaling $729 million was derived from U.S. customers. At January 3, 2004, long-lived

                       ASSOCIATED MATERIALS INCORPORATED
assets totaled approximately $36 million in Canada and $461 million in the U.S. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.

  PREDECESSOR

     Prior to the April 2002 merger transaction and sale of AmerCable, the Company had two reportable segments: building products and electrical cable products. The principal business activities of the building products segment are the manufacture of vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing and the wholesale distribution of these and other complementary building products principally to professional home remodeling and new construction contractors. The principal business activity of the electrical cable segment was the manufacture and sale of jacketed electrical cable.

     The Company had evaluated performance and allocated resources based on operating profit, which is comprised of net sales less operating costs and expenses.

     Comparative financial data by reportable segment for the 108 days ended April 18, 2002 and the year ended December 31, 2001 are as follows (in thousands):

                                                              108 DAYS
                                                                ENDED      YEAR ENDED
                                                              APRIL 18,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Net sales:
  Building products.........................................  $161,959      $524,528
  Electrical cable products.................................    18,271        71,291
                                                              --------      --------
                                                              $180,230      $595,819
                                                              ========      ========
Operating profits (losses):
  Building products.........................................  $  7,328      $ 48,889
  Electrical cable products.................................       585         6,653
  Corporate expense.........................................    (1,306)       (5,034)
                                                              --------      --------
                                                              $  6,607      $ 50,508
                                                              ========      ========
Identifiable assets:
  Building products.........................................                $189,142
  Electrical cable products.................................                  34,054
  Corporate.................................................                  35,464
                                                                            --------
                                                                            $258,660
                                                                            ========
Depreciation and amortization:
  Building products.........................................  $  3,253      $  8,901
  Electrical cable products.................................       635         1,708
  Corporate.................................................        81           310
                                                              --------      --------
                                                              $  3,969      $ 10,919
                                                              ========      ========

                       ASSOCIATED MATERIALS INCORPORATED

                                                              108 DAYS
                                                                ENDED      YEAR ENDED
                                                              APRIL 18,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Additions to property, plant and equipment:
  Building products.........................................  $  2,036      $ 11,652
  Electrical cable products.................................     1,781         3,359
  Corporate.................................................        --            11
                                                              --------      --------
                                                              $  3,817      $ 15,022
                                                              ========      ========

     Identifiable assets by segment are those used in the Company's operations in each segment. Corporate assets are principally the Company's cash and cash equivalents and short-term investments.

17.  RETIREMENT PLANS

     The Company's Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company's Gentek subsidiary sponsors a defined benefit pension plan for the hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the "Domestic Plans") as well as several plans for Canadian non-union hourly and salary employees (the "Foreign Plans"). Accrued pension liabilities are included in other liabilities in the accompanying balance sheets. Gentek plan information is presented subsequent to the date of the acquisition. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Information regarding the Company's defined benefit plans is as follows (in thousands):

                                                                     2003            2002
                                                              ------------------   --------
                                                              DOMESTIC   FOREIGN   DOMESTIC
                                                               PLANS      PLANS     PLANS
                                                              --------   -------   --------
ACCUMULATED BENEFIT OBLIGATION..............................  $41,159    $23,766   $31,138
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $31,138    $    --   $28,858
Gentek acquisition..........................................    6,959     24,935        --
Service cost................................................      262        427       233
Interest cost...............................................    2,201        558     2,011
Actuarial loss..............................................    2,273         --     1,508
Employee contributions......................................       --         74        --
Benefits paid...............................................   (1,674)      (110)   (1,472)
Effect of foreign exchange..................................       --      1,902        --
                                                              -------    -------   -------
Projected benefit obligation at end of year.................  $41,159    $27,786   $31,138
                                                              =======    =======   =======

                       ASSOCIATED MATERIALS INCORPORATED

                                                                     2002            2003
                                                              ------------------   --------
                                                              DOMESTIC   FOREIGN    PLANS
                                                               PLANS      PLANS    DOMESTIC
                                                              --------   -------   --------
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year...................  $24,521    $    --   $29,739
Gentek acquisition..........................................    4,749     17,729        --
Actual return on plan assets................................    5,552      1,177    (3,878)
Employer contributions......................................       --      1,104       132
Employee contributions......................................       --         74        --
Benefits paid...............................................   (1,674)      (110)   (1,472)
Effect of foreign exchange..................................       --      1,384        --
                                                              -------    -------   -------
Fair value of assets at end of year.........................   33,148     21,358    24,521
Funded status...............................................   (8,011)    (6,428)   (6,617)
Unrecognized cumulative net loss (gain).....................    5,989       (678)    7,396
                                                              -------    -------   -------
Net amount recognized in consolidated balance sheets........  $(2,022)   $(7,106)  $   779
                                                              =======    =======   =======
Amounts recognized in the consolidated balance sheets
  consist of:
Accrued benefit cost........................................  $(8,233)   $(7,106)  $(6,617)
Cumulative other comprehensive loss.........................    6,211         --     7,396
                                                              -------    -------   -------
                                                              $(2,022)   $(7,106)  $   779
                                                              =======    =======   =======

                                                                 DECEMBER 31,      DECEMBER 31,
                                                                     2003              2002
                                                              ------------------   ------------
                                                              DOMESTIC   FOREIGN     DOMESTIC
                                                               PLANS      PLANS       PLANS
                                                              --------   -------   ------------
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINEBENEFIT
  OBLIGATIONS AT DECEMBER 31
Discount rate...............................................    6.25%     6.25%        6.75%
Salary increases............................................      --      3.50%          --

     In 2003 and 2002, the Company recognized in the statement of comprehensive income a reduction of the minimum pension liability of approximately $1.2 million ($0.7 million net of tax) and an additional minimum pension liability of $7.4 million ($4.3 million net of tax), respectively. The additional liability is included in other liabilities in the balance sheet as of January 3, 2004 and December 31, 2002.

     Plan assets by category for the Domestic Plans as of December 31, 2003 and 2002 are as follows:

                                                              2003   2002
                                                              ----   ----
ASSET ALLOCATIONS
Equity securities...........................................   69%    66%
Debt securities.............................................   31%    28%
Other.......................................................   --      6%
                                                              ---    ---
Total.......................................................  100%   100%
                                                              ===    ===

     Plan asset investment policies are based on target allocations. The target allocations for the domestic plans are 60% to 65% equities and 35% to 40% debt securities. The portfolio is periodically rebalanced when significant differences occur from target.

                       ASSOCIATED MATERIALS INCORPORATED

     The net periodic pension cost for the years ended January 3, 2004 and December 31, 2002, which includes net periodic pension costs for Gentek subsequent to the date of acquisition, and the related weighted average assumptions used to determine such amounts are as follows (in thousands):

                                                         2003            2002       2001
                                                  ------------------   --------   --------
                                                  DOMESTIC   FOREIGN   DOMESTIC   DOMESTIC
                                                   PLANS      PLANS     PLANS      PLANS
                                                  --------   -------   --------   --------
NET PERIODIC PENSION (BENEFIT) COST
Service cost....................................  $   262     $ 427    $   233    $   246
Interest cost...................................    2,201       558      2,011      1,964
Expected return on assets.......................   (2,268)     (513)    (2,560)    (2,947)
Amortization of unrecognized:
  Transition obligation.........................       --        --          2          7
  Prior service costs...........................       --        --          3          6
  Cumulative net loss (gain)....................      397        --         --       (222)
                                                  -------     -----    -------    -------
Net periodic pension (benefit) cost.............  $   592     $ 472    $  (311)   $  (946)
                                                  =======     =====    =======    =======
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE
  NET PERIOD BENEFIT COST FOR YEARS ENDED
  DECEMBER 31
Discount rate...................................     6.70%     6.25%      7.25%      7.50%
Long-term rate of return on assets..............     8.98%     8.00%       9.0%       9.0%
Salary increases................................      N/A      3.50%       N/A        N/A

     In determining the expected long-term rate of return on assets, the Company considers the historical market and portfolio rates of return, asset allocations and expectations on future rates of return.

     The Company expects to make $0.4 million of contributions to the Domestic Plans in 2004.

     The Company sponsors defined contribution plans, which are qualified as tax-exempt plans under the Internal Revenue Code. The plans cover all full-time, non-union employees with matching contributions up to 6% of eligible compensation in the United States and up to 4% in Canada, depending on length of service and levels of contributions. The Company's pre-tax contributions to this plan were approximately $2.5 million for the year ended January 3, 2004, $1.8 million for the 257 days ended December 31, 2002, $1.0 million for the 108 days ended April 18, 2002 and $2.1 million for the year ended December 31, 2001.

18.  SUBSIDIARY GUARANTORS

     The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (the "Non-Guarantor Subsidiary") is a Canadian company and does not guarantee the Company's 9 3/4% notes. The operations and cash flows of Gentek Holdings, Inc., Gentek Building Products, Inc. and Gentek Building Products Limited are presented since the date of their acquisition on August 29, 2003. As such, no consolidating statements of operations or cash flows are presented for any period prior to the acquisition, as the Company's only guaranteeing subsidiary for those periods did not have any assets, liabilities or operations. The balance sheet information includes all subsidiaries as of January 3, 2004. No consolidating balance sheet is presented as of December 31, 2002 as the Company's only guaranteeing subsidiary as of that date did not have any assets or liabilities. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

                       ASSOCIATED MATERIALS INCORPORATED

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                JANUARY 3, 2004
                                 (IN THOUSANDS)

                                             GUARANTOR     NON-GUARANTOR   RECLASSIFICATION/
                                  PARENT    SUBSIDIARIES    SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                 --------   ------------   -------------   -----------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents....  $  2,399     $  2,982        $    --          $  (1,099)        $  4,282
  Accounts receivable, net.....    75,533       17,106         14,336                 --          106,975
  Intercompany receivables.....        --        4,116          2,553             (6,669)              --
  Inventories..................    60,909       14,418         22,580                 --           97,907
  Deferred income taxes........     3,925        3,094             --                 --            7,019
  Other current assets.........     4,546          650            368                 --            5,564
                                 --------     --------        -------          ---------         --------
     Total current assets......   147,312       42,366         39,837             (7,768)         221,747
Property, plant and equipment,
  net..........................    99,750        6,616         34,480                 --          140,846
Goodwill.......................   197,461       32,822             --                 --          230,283
Other intangible assets, net...   101,272       13,201          1,663                 --          116,136
Investment in subsidiaries.....   112,938       44,671             --           (157,609)              --
Deferred income taxes..........        --        5,798             --             (5,798)              --
Other assets...................     9,503           --            118                 --            9,621
                                 --------     --------        -------          ---------         --------
       Total assets............  $668,236     $145,474        $76,098          $(171,175)        $718,633
                                 ========     ========        =======          =========         ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable.............  $ 30,045     $ 10,213        $10,722          $  (1,099)        $ 49,881
  Intercompany payables........     6,669           --             --             (6,669)              --
  Accrued liabilities..........    36,241       10,302          6,691                 --           53,234
  Income taxes payable.........     3,761          389            784                 --            4,934
                                 --------     --------        -------          ---------         --------
     Total current
       liabilities.............    76,716       20,904         18,197             (7,768)         108,049
Deferred income taxes..........    60,425           --          3,401             (5,798)          58,028
Other liabilities..............    20,126       11,632          9,829                 --           41,587
Long-term debt.................   305,000           --             --                 --          305,000
Stockholders' equity...........   205,969      112,938         44,671           (157,609)         205,969
                                 --------     --------        -------          ---------         --------
       Total liabilities and
          stockholder's
          equity...............  $668,236     $145,474        $76,098          $(171,175)        $718,633
                                 ========     ========        =======          =========         ========

                       ASSOCIATED MATERIALS INCORPORATED

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 3, 2004
                                 (IN THOUSANDS)

                                                 GUARANTOR     NON-GUARANTOR   RECLASSIFICATION/
                                      PARENT    SUBSIDIARIES    SUBSIDIARY        ELIMINATION      CONSOLIDATED
                                     --------   ------------   -------------   -----------------   ------------
Net sales..........................  $676,473     $55,303         $65,822          $(17,762)         $779,836
Cost of sales......................   478,912      45,594          54,781           (17,762)          561,525
                                     --------     -------         -------          --------          --------
Gross profit.......................   197,561       9,709          11,041                --           218,311
Selling, general and administrative
  expense..........................   133,468       9,031           7,072                --           149,571
                                     --------     -------         -------          --------          --------
Income from operations.............    64,093         678           3,969                --            68,740
Interest expense...................    26,933          34             402                --            27,369
Foreign currency loss (gain).......        --          34            (582)               --              (548)
                                     --------     -------         -------          --------          --------
Income before income taxes.........    37,160         610           4,149                --            41,919
Income taxes.......................    15,723         221           1,444                --            17,388
                                     --------     -------         -------          --------          --------
Income before equity income from
  subsidiaries.....................    21,437         389           2,705                --            24,531
Equity income from subsidiaries....     3,094       2,705              --            (5,799)               --
                                     --------     -------         -------          --------          --------
Net income (loss)..................  $ 24,531     $ 3,094         $ 2,705          $ (5,799)         $ 24,531
                                     ========     =======         =======          ========          ========

                       ASSOCIATED MATERIALS INCORPORATED

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 3, 2004
                                 (IN THOUSANDS)

                                                 GUARANTOR     NON-GUARANTOR   RECLASSIFICATION/
                                     PARENT     SUBSIDIARIES    SUBSIDIARY        ELIMINATION      CONSOLIDATED
                                    ---------   ------------   -------------   -----------------   ------------
Net cash provided by (used in)
  operating activities............  $  40,455     $ 9,132         $ 7,488           $(1,099)        $  55,976

INVESTING ACTIVITIES
Acquisition of Gentek Holdings,
  net of cash acquired............   (113,255)         --              --                --          (113,255)
Additions to property, plant and
  equipment.......................    (11,746)       (189)           (754)               --           (12,689)
Proceeds from sale of assets......      2,104          --              --                --             2,104
Other investing activities........         --         369             (39)               --               330
                                    ---------     -------         -------           -------         ---------
Net cash provided by (used in)
  investing activities............   (122,897)        180            (793)               --          (123,510)

FINANCING ACTIVITIES
Proceeds from borrowings under
  term loan.......................    182,500          --           7,500                --           190,000
Repayments of term loan...........   (119,000)         --          (7,500)               --          (126,500)
Redemption of 9 1/4% senior
  subordinated notes..............       (908)         --              --                --              (908)
Financing costs...................     (3,854)         --              --                --            (3,854)
Intercompany transactions.........     13,081      (6,330)         (6,751)               --                --
                                    ---------     -------         -------           -------         ---------
Net cash provided by (used in)
  financing activities............     71,819      (6,330)         (6,751)               --            58,738
                                    ---------     -------         -------           -------         ---------
Net increase (decrease) in cash...    (10,623)      2,982             (56)           (1,099)           (8,796)
Effect of exchange rate changes on
  cash............................         --          --              56                --                56
Cash at beginning of period.......     13,022          --              --                --            13,022
                                    ---------     -------         -------           -------         ---------
Cash at end of period.............  $   2,399     $ 2,982         $    --           $(1,099)        $   4,282
                                    =========     =======         =======           =======         =========

19.  CONTINGENCIES

     In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

20.  SUBSEQUENT EVENT

     On February 19, 2004 AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of

                       ASSOCIATED MATERIALS INCORPORATED

$446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, all of the Roll-Over Options (see Note 15) were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a management bonus. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company, and Holdings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

     There has been no change to the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about the board of directors and executive officers for the Company.

NAME                                   AGE                     POSITION(S)
----                                   ---                     -----------
Ira D. Kleinman......................  47    Director
Michael Caporale, Jr. ...............  52    President, Chief Executive Officer and Director
D. Keith LaVanway....................  39    Vice President-Chief Financial Officer,
                                             Treasurer and Secretary
Kenneth L. Bloom.....................  41    President of Alside Siding & Window Company
Robert M. Franco.....................  50    President of Alside Supply Centers
John F. Haumesser....................  39    Vice President-Human Resources
Thomas W. Arenz......................  46    Director
Kevin M. Hayes.......................  35    Director
Jeffrey F. Moy.......................  41    Director
Dennis W. Vollmershausen.............  60    Director

     Set forth below is a brief description of the business experience of each of the Company's directors and executive officers as of March 22, 2004.

     IRA D. KLEINMAN, AGE 47. Mr. Kleinman has been a director since 2002. Since March 2004, Mr. Kleinman has been chairman of the board of directors and a director of AMH, which is the indirect parent company of the Company that was incorporated in February 2004, and he has been a director of Holdings since 2002. Mr. Kleinman has been a General Partner of Harvest Partners for more than five years. Mr. Kleinman is also a director for Global Power Equipment Inc.

     MICHAEL CAPORALE, JR., AGE 52. Mr. Caporale has been the President and Chief Executive Officer of the Company and a director since 2002. Mr. Caporale has been President, Chief Executive Officer and a director of AMH since March 2004 and he has been President, Chief Executive Officer and a director of Holdings since 2002. Mr. Caporale was named Chief Executive Officer of the Alside division and became a director in 2001. Mr. Caporale joined the Company in 2000 as President of the Alside Window Company, became President and Chief Operating Officer of the Alside division in 2000 and was named a Vice President of the Company in 2000. Prior to joining the Company, Mr. Caporale was the President of Great Lakes Window, Inc., a subsidiary of Nortek, Inc., where he had been employed since 1995.

     D. KEITH LAVANWAY, AGE 39. Mr. LaVanway has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since 2002. He has been the Vice President-Finance, Chief Financial Officer, Assistant Treasurer and Assistant Secretary of AMH since March 2004 and he has been Vice President-Finance of Holdings since 2002. Mr. LaVanway joined the Company in February 2001 as Vice President -- Chief Financial Officer of Alside and was also named a Vice President of the Company. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, where he served in various financial positions.

     KENNETH L. BLOOM, AGE 41. Mr. Bloom joined the Company in 2000 as Alside's Vice President of Window Manufacturing. In 2001, Mr. Bloom was named President of Alside Window Company. Mr. Bloom was named President of Alside Siding & Window Company in 2002. Prior to joining the Company, Mr. Bloom was Corporate Vice President of Field Container Co., L.P., where he had been employed since 1996.

     ROBERT M. FRANCO, AGE 50. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.

     JOHN F. HAUMESSER, AGE 39. Mr. Haumesser joined the Company in 2001 as Vice President, Human Resources. Prior to joining the Company, Mr. Haumesser was most recently Director, Human Resources at Pilkington Libbey-Owens-Ford, where he had been employed since 1997.

     THOMAS W. ARENZ, AGE 46. Mr. Arenz has been a director of the Company since 2002. Mr. Arenz has been Treasurer, Assistant Secretary and a director of Holdings since 2002 and has been the Treasurer, Secretary and a director of AMH since March 2004. Mr. Arenz joined Harvest Partners, Inc. in 1996 and became a Principal in 1997. Mr. Arenz is also a director of five entities associated with Harvest Partners. Mr. Arenz has over 16 years of private equity investment and corporate finance experience.

     KEVIN M. HAYES, AGE 35. Mr. Hayes has been a director of the Company since 2002. Mr. Hayes has also been a director of Holdings since 2002 and a director of AMH since March 2004. He is a General Partner of Weston Presidio and has served in this position since 1998. From 1996 to 1998, he was a Principal at Weston Presidio.

     JEFFREY F. MOY, AGE 41. Mr. Moy has been a director of the Company since 2003. Mr. Moy has also been a director of Holdings since 2003 and a director of AMH since March 2004. He is a Managing Director in the Investments Department of Liberty Mutual Insurance Group, where he has worked since 1994.

     DENNIS W. VOLLMERSHAUSEN, AGE 60. Mr. Vollmershausen has been a director of the Company since 2002. Mr. Vollmershausen has also been a director of Holdings since 2002 and a director of AMH since March 2004. He is the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, which he joined at the end of 1997. He has also been a director of Digital Technologies Group, Inc. since 2002 and a director of Wesruth Investments Limited since 1990. From 1996 through the end of 1997, Mr. Vollmershausen worked at Champion Road Machinery, Ltd., a manufacturer of construction equipment, as President and Chief Executive Officer. Mr. Vollmershausen is the Chairman of the Board of London Machinery, Inc.

     The following individual was a director during fiscal year 2003 but has since resigned:

NAME                                                POSITION(S)
----                                                -----------
Jonathan C. Angrist..................  Director (from 2002 to December 2003)

     All of the Company's directors are elected on an annual basis with terms expiring as of the annual meeting of stockholders. All of the officers serve at the discretion of the board of directors.

AUDIT COMMITTEE

     The members of the audit committee are appointed by the Company's board of directors. The Company's audit committee currently consists of Dennis Vollmershausen and Kevin Hayes (Chairman). Neither one of the audit committee members meets the requirements for a financial expert under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules of the SEC, and neither director is independent, as that term is defined under either the New York Stock Exchange or The NASDAQ National Market listing requirements. The Company is not an issuer as defined under the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange. Nevertheless, the Company believes the experience and education of the directors qualifies them to monitor the integrity of its financial statements, with legal and regulatory requirements, the public accountant's qualifications and independence, the Company's internal controls and procedures for financial reporting, and the Company's compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate. The Company believes the qualification and experience of the members of the audit committee, and the ability to utilize outside advisors and experts as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including a financial expert at the present time.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not applicable

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. This code of ethics is posted on the Company's website at http://www.associatedmaterials.com. Any waiver or amendment to this code of ethics will be timely disclosed on the Company's website.

ITEM 11.  EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

     The following table sets forth the annual compensation paid by the Company for services rendered in 2003, 2002, and 2001 by the chief executive officer and each of the other executive officers of the Company.

                                                                                       LONG-TERM
                                            ANNUAL COMPENSATION                   COMPENSATION AWARDS
                              ------------------------------------------------   ---------------------
                              FISCAL                            OTHER ANNUAL     SECURITIES UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS      COMPENSATION(1)    OPTIONS/SARS (#)(2)    COMPENSATION
---------------------------   ------   --------   ----------   ---------------   ---------------------   ------------
Michael Caporale, Jr. ......   2003    $500,004   $1,000,000         --                       0            $108,000(12)
  President and Chief          2002    $488,308   $  284,000         --                 205,892(6)         $ 21,446
  Executive Officer                                                                      46,415(6)
                               2001    $412,504   $  354,409         --                       0            $281,002

D. Keith LaVanway(3)........   2003    $275,004   $  275,000         --                       0            $ 33,000(13)
  Vice President -- Chief      2002    $265,958   $   92,950         --                  66,981(7)         $  9,341
  Financial Officer                                                                       4,678(7)
                               2001    $195,844   $   92,868         --                  10,000(8)         $135,689

Kenneth L. Bloom............   2003    $250,005   $  210,000         --                       0            $  8,000(14)
  President of Alside Siding   2002    $220,008   $   56,800         --                  56,483(9)         $  8,000
  And Windows                                                                             4,665(9)
                               2001    $210,000   $   60,694         --                       0            $  3,500

Robert M. Franco(4).........   2003    $257,505   $  165,000         --                       0            $ 83,822(15)
  President of Alside Supply   2002    $102,407   $  165,000         --                  21,256(10)        $ 25,247
  Centers

John F. Haumesser(5)........   2003    $168,252   $  120,000         --                       0            $  8,000(16)
  Vice President -- Human      2002    $160,008   $   45,440         --                  10,627(11)        $  8,203(17)
  Resources                    2001    $136,442   $   60,694         --                       0            $ 95,681(18)

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

 (3) Mr. LaVanway joined the Company in February 2001.

 (4) Mr. Franco joined the Company in August 2002.

 (5) Mr. Haumesser joined the Company in February 2001.

 (6) In September 2002, Mr. Caporale was granted an option to purchase 205,892 shares of Holdings common stock and 46,415 shares of Holdings' preferred stock as follows:

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

        In January 2000, Mr. Caporale was granted Predecessor Company Options to purchase 50,000 shares of Company common stock at $14.4375 per share, the fair market value on the grant date. In March 2000, Mr. Caporale was granted Predecessor Company Options to purchase an additional 50,000 shares of Company common stock at $13.875 per share, the fair market value on the grant date. The Predecessor Company Options granted for Company common stock vested 50% on the date of grant and 50% on the second anniversary of the grant date. Both option grants became 100% vested upon consummation of the April 2002 merger transaction and were converted into the Roll-Over Options described herein.

 (7) In September 2002, Mr. LaVanway was granted an option to purchase 66,981 shares of Holdings common stock and 4,678 shares of Holdings' preferred stock as follows:

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

        In February 2001, Mr. LaVanway was granted Predecessor Company Options to purchase 10,000 shares of Associated Materials Incorporated common stock at $17.875 per share, the fair market value on the grant date. The Predecessor Company Options granted for Company common stock vested 20% on the date of grant and 20% on each anniversary of the grant date thereafter. This option grant became 100% vested upon consummation of the April 2002 merger transaction and was converted into the Roll-Over Options described herein.

 (8) The options shown, which are Predecessor Company Options, were issued pursuant to a plan that is no longer in existence and have been rolled over into new options of Holdings. These options were the basis for the Roll-Over Options, described herein.

 (9) In September 2002, Mr. Bloom was granted an option to purchase 56,483 shares of Holdings common stock and 4,665 shares of Holdings' preferred stock as follows:

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

        In August 2000, Mr. Bloom was granted Predecessor Company Options to purchase 10,000 shares of Associated Materials Incorporated common stock at $16.5625 per share, the fair market value on the grant date. The Predecessor Company Options granted for Company common stock vested 20% on the date of grant and 20% on each anniversary of the grant date thereafter. This option grant became 100% vested upon consummation of the April 2002 merger transaction and was converted into the Roll-Over Options described herein.

(10) In September 2002, Mr. Franco was granted an option to purchase 21,256 shares of Holdings common stock as follows:

          - Time-Based Options granted with the option to purchase 13,285 shares of common stock at $10 per share;

          - IRR Options granted with the option to purchase 7,971 shares of common stock at $10 per share.

(11) In September 2002, Mr. Haumesser was granted an option to purchase 10,627 shares of Holdings common stock as follows:

          - Time-Based Options granted with the option to purchase 6,642 shares of common stock at $10 per share;

          - IRR Options granted with the option to purchase 3,985 shares of common stock at $10 per share.

(12) Includes a bonus paid in lieu of an annual salary increase of $100,000 and amounts accrued or allocated under a defined contribution plan of $8,000.

(13) Includes a bonus paid in lieu of an annual salary increase of $25,000 and amounts accrued or allocated under a defined contribution plan of $8,000.

(14) Includes amounts accrued or allocated under a defined contribution plan.

(15) Includes relocation expenses of $47,083 and the income taxes related to relocation expenses of $28,739, both incurred by Mr. Franco and paid by the Company under the terms of his employment agreement, and amounts accrued or allocated under a defined contribution plan of $8,000.

(16) Includes amounts accrued or allocated under a defined contribution plan.

(17) Includes amounts accrued or allocated under a defined contribution plan of $6,828 and the payment of income taxes of $1,375 related to certain expenses included in 2001.

(18) Includes a sign-on bonus of $15,000 and relocation expenses of $51,541 and the income taxes related to relocation expenses of $29,140, both incurred by Mr. Haumesser and paid by the Company under the terms of his former employment agreement.

COMPENSATION AND INCENTIVE PROGRAMS

  INCENTIVE BONUS PLAN

     The Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of Holdings utilizing a calculation based on Adjusted EBITDA. This plan is administered by the Company's board of directors. Mr. Caporale, a member of the board of directors for the Company, is eligible for a bonus award under this plan. Bonus payments under the Incentive Bonus Plan are not guaranteed. Cash bonuses accrued in 2003, 2002 and 2001 to each of the Company's executive officers are set forth in the Summary Compensation Table.

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

     Mr. LaVanway entered into an employment agreement with the Company effective as of April 19, 2002. Under the terms of his employment agreement, Mr. LaVanway serves as the Company's Vice President -- Chief Financial Officer. Mr. LaVanway's employment agreement provides for an initial base salary of $275,000 and an annual incentive bonus based on growth in the estimated equity value of Holdings. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. LaVanway a notice not to extend the employment term. The employment agreement provides that if Mr. LaVanway's employment is involuntarily terminated by the Company without cause within two years following the equity tender offer completion date, Mr. LaVanway is entitled to the following severance compensation and benefits: (1) two times Mr. Lavanway's base pay at the highest rate in effect for any period prior to his termination, (2) two times his cash bonus (equal to the highest applicable cash bonus earned during the three years immediately preceding the calendar year 2002), (3) if the termination of employment occurs after June 30 in any year, a prorated bonus for that calendar year, (4) for a period of twenty-four months, health, life insurance and other employee welfare benefits substantially similar to those provided prior to his termination, subject to reduction to the extent comparable benefits are actually received by Mr. LaVanway from another employer during this period, and (5) certain outplacement services. If Mr. LaVanway's employment is involuntarily terminated by the Company without cause after the two-year period following the equity tender offer completion date, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination.

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

     Mr. Haumesser entered into an employment agreement with the Company effective as of April 19, 2002. Under the terms of his employment agreement, Mr. Haumesser serves as Vice President, Human Resources. Mr. Haumesser's employment agreement provides for an initial base salary of $160,000 and an annual incentive bonus based on growth in the estimated equity value of Holdings. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Haumesser a notice not to extend the employment term. The employment agreement provides that if Mr. Haumesser's employment is involuntarily terminated by the Company without cause within two years following the equity tender offer completion date, Mr. Haumesser is entitled to the following severance compensation and benefits: (1) two times Mr. Haumesser's base pay at the highest rate in effect for any period prior to his termination, (2) two times his cash bonus (equal to the highest applicable cash bonus earned during the three years immediately preceding the calendar year 2002), (3) if the termination of employment occurs after June 30 in any year, a prorated bonus for that calendar year, (4) for a period of twenty-four months, health, life insurance and other employee welfare benefits substantially similar to those provided prior to his termination, subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser from another employer during this period, and (5) certain outplacement services. The employment agreement provides that if Mr. Haumesser's employment is involuntarily terminated by the Company without cause, after the two-year period following the equity tender offer completion date, he will be entitled to severance equal to his annual base salary for twelve months plus a pro rata bonus for the year of termination.

     Each of the executive officers' employment agreements includes non-competition, non-solicitation, confidentiality and other restrictive covenants.

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

     Certain employees of the Company who held options immediately prior to the April 2002 merger transaction to purchase shares of the Predecessor's common stock have converted such options into options to purchase shares of Holdings' common stock, preferred stock or both. Certain employees of the Company may also receive new options to purchase shares of common stock of Holdings. Mr. Caporale may require Holdings to repurchase shares of stock of Holdings that have been purchased through the exercise of certain options granted to him upon the occurrence of specified events.

  COMPENSATION COMMITTEE

     The Company's compensation committee consists of Ira Kleinman, Dennis Vollmershausen and Kevin Hayes. The compensation committee determines the Company's compensation policies and forms of compensation provided to its directors and officers. The compensation committee also reviews and determines bonuses for the Company's officers and other employees. As described in "Incentive Bonus Plan" above, the Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of Holdings. In addition, the compensation committee reviews and determines stock based compensation for the Company's directors, officers, employees and consultants and administrators of Holdings' stock incentive plan.

  CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Caporale's compensation in 2003 was governed by his employment agreement and his future compensation will be determined in accordance with the conditions of his employment agreement. The terms of Mr. Caporale's employment agreement are set forth in the section "-- Employment Agreements" above. Mr. Caporale was also awarded an annual bonus award in 2003 of $1,000,000 under the Incentive Bonus Plan, as described above. Amounts paid and granted to Mr. Caporale in 2003 are disclosed in the "Summary Compensation Table."

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Company's compensation committee are current or former executive officers or employees of the Company or any of its subsidiaries.

  DIRECTOR COMPENSATION

     The Company currently reimburses its non-employee directors for all out of pocket expenses incurred in the performance of their duties as directors. In addition the Company pays one of its directors, Dennis

Vollmershausen, $5,000 for his participation in each meeting of the board of directors or committees. None of the Company's other directors currently receive any compensation for their services on the board of directors or committee of the board of directors.

                           OPTION/SAR GRANTS IN 2003

     There were no stock options granted to the Company's executive officers during 2003.

                    AGGREGATED OPTION/SAR EXERCISES IN 2003
                     AND JANUARY 3, 2004 OPTION/SAR VALUES

     The following table provides information regarding the exercise of Holdings' options during 2003 and unexercised options held as of January 3, 2004 for each of the Company's executive officers.

                                                                                             VALUE OF UNEXERCISED
                                                       NUMBER OF SECURITIES UNDERLYING           IN-THE-MONEY
                                                         UNEXERCISED OPTIONS/SARS AT            OPTIONS/SARS AT
                             SECURITIES                     JANUARY 3, 2004(1)(3)             JANUARY 3, 2004(2)
                            ACQUIRED ON     VALUE     ---------------------------------   ---------------------------
NAME                        EXERCISE (#)   REALIZED      EXERCISABLE      UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        ------------   --------   -----------------   -------------   -----------   -------------
Michael Caporale,
  Jr.(4)..................      --           $--      40,918 common       65,362 common   $3,437,112     $5,490,408
                                                             --           63,768 common   $       --     $5,356,512
                                                      23,221 preferred/        --         $3,591,094     $       --
                                                      17,781 common
                                                      23,194 preferred/        --         $3,642,739     $       --
                                                      18,063 common

D. Keith LaVanway(5)......      --           $--      15,344 common       24,511 common   $1,288,896     $2,058,924
                                                             --           23,913 common   $       --     $2,008,692
                                                      4,678 preferred/         --         $  655,445     $       --
                                                      3,213 common

Kenneth L. Bloom(6).......      --           $--      12,787 common       20,425 common   $1,074,108     $1,715,700
                                                             --           19,927 common   $       --     $1,673,868
                                                      4,665 preferred/         --         $  679,419     $       --
                                                      3,344 common

Robert M. Franco(7).......      --           $--      5,115 common         8,170 common   $  429,660     $  686,280
                                                             --            7,971 common   $       --     $  669,564

John F. Haumesser(8)......      --           $--      2,557 common         4,085 common   $  214,788     $  343,140
                                                             --            3,985 common   $       --     $  334,740

---------------

(1) The Company has not granted stock appreciation rights.

(2) The per share common equity value on January 3, 2004 was $94 per share, which was based on a calculation of common equity value prepared by an outside valuation consulting firm utilizing an approach, which considered both market multiple and discounted cash flow methodologies. The value of unexercised common options was calculated by multiplying the per share common stock value by the number of shares of common stock issuable upon exercise of these options, less exercise price. Preferred share value was based on a $100 per share value, plus accumulated preferred stock dividends of 8% since the closing of the April 2002 merger transaction, less the exercise price of these options.

(3) All options were granted in 2002 in accordance with the Associated Materials Holdings, Inc. 2002 Stock Option Plan. The option grants include the following:

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

(8) In September 2002, Mr. Haumesser was granted an option to purchase 10,627 shares of Holdings common stock as follows:

        - Time-Based Options granted with the option to purchase 6,642 shares of common stock at $10 per share;

        - IRR Options granted with the option to purchase 3,985 shares of common stock at $10 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On February 19, 2004, AMH was created to be the direct parent company of Holdings, the Company's direct parent. AMH has no material assets or operations other than its 100% ownership of Holdings. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004.

     The Company is a wholly owned subsidiary of Holdings and, on February 19, 2004, became an indirect wholly-owned subsidiary of AMH. AMH's principal asset is 100% of the capital stock of Holdings and Holdings' principal asset is 100% of the Company's common stock. The capital stock of AMH consists of class A common stock, par value $0.01 per share (the "Class A common stock") and class B non-voting common stock, par value $0.01 per share ("Class B common stock" and collectively with the Class A common stock, the "common stock"). Harvest Funds (as defined by footnote 3 below) owns approximately 29.9% of the voting stock of AMH and is party to an amended and restated stockholders agreement dated as of March 4, 2004, regarding the ownership and voting of the common stock of AMH. By virtue of such stock ownership and stockholders agreement, Harvest Funds will have the ability to designate a majority of the board of directors of AMH and to control actions to be taken by the Company's stockholder and/or board of directors, including amendments to the Company's certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company's assets.

     The following table sets forth certain information as of March 15, 2004 regarding the beneficial ownership of AMH:

     - each person known by the Company to own beneficially 5% or more of the outstanding common stock of AMH;

     - the directors and named executive officers of the Company; and

     - all directors and named executive officers of the Company as a group.

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

                                                     CLASS A COMMON STOCK      VOTING SECURITIES
                                                    ----------------------   ----------------------
                                                    NUMBER OF                NUMBER OF
                                                     SHARES     PERCENTAGE    SHARES     PERCENTAGE
                                                    ---------   ----------   ---------   ----------
Harvest Funds(1)(2)(3)............................    500,000      29.9%       500,000      29.9%
Weston Presidio(4)................................    228,719      13.7%       228,719      13.7%
The Texas Growth Fund II -- 1998 Trust(5).........    182,976      10.9%       182,976      10.9%
PPM America, Inc.(6)..............................    182,975      10.9%       182,975      10.9%
Liberty Mutual Insurance Company(7)...............    137,232       8.2%       137,232       8.2%
New York Life Capital Partners (8)................    100,000       6.0%       100,000       6.0%
BancBoston Capital Inc.(9)........................     90,668       5.4%        90,668       5.4%

                                                     CLASS A COMMON STOCK      VOTING SECURITIES
                                                    ----------------------   ----------------------
                                                    NUMBER OF                NUMBER OF
                                                     SHARES     PERCENTAGE    SHARES     PERCENTAGE
                                                    ---------   ----------   ---------   ----------
Executive Officers and Directors
Ira D. Kleinman(10)...............................    500,000      29.9%       500,000      29.9%
Michael Caporale, Jr.(11).........................     83,139       4.8%        83,139       4.8%
D. Keith LaVanway(12).............................     20,948       1.2%        20,948       1.2%
Kenneth L. Bloom(13)..............................     18,123       1.1%        18,123       1.1%
Robert M. Franco(14)..............................      5,912         *          5,912         *
John F. Haumesser(15).............................      3,819         *          3,819         *
Thomas W. Arenz(16)...............................    500,000      29.9%       500,000      29.9%
Kevin M. Hayes(17)................................    228,719      13.7%       228,719      13.7%
Jeffrey F. Moy(18)................................    137,232       8.2%       137,232       8.2%
Dennis W. Vollmershausen(19)......................      2,419         *          2,419         *
All directors and executive officers as a group...  1,000,311      56.7%     1,000,311      56.7%

---------------

  *  less than 1%

 (1) AMH is controlled by Harvest Funds, by reason of their collective right to designate a majority of the members of the board of directors of AMH. Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) ("Harvest Partners III, GbR"), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG ("Harvest Partners IV KG"). Harvest Associates III, L.L.C., which has six members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has six members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, Inc. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

 (2) Includes 131,978 shares of Class A common stock owned by Harvest Partners III, L.P. and 18,022 shares of Class A common stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Associates III, L.L.C. has six members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of AMH. The six members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, William Kane and Thomas Arenz. Mr. Kleinman and Mr. Arenz are on the Company's board of directors. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim, Kane and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

 (3) Includes 273,000 shares of Class A common stock owned by Harvest Partners IV, L.P. and 77,000 shares of Class A common stock owned by Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has six members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of Class A common stock of AMH beneficially owned by it. The six members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, William Kane and Thomas Arenz. Mr. Kleinman and Mr. Arenz are on the Company's board of directors. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim, Kane and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG are collectively referred to as the "Harvest Funds." The address of the named entities is 280 Park Avenue, 33rd Floor, New York, New York 10017.

 (4) Includes 65,992 shares of Class A common stock held by Weston Presidio Capital III, L.P., 156,986 shares of Class A common stock held by Weston Presidio Capital IV, L.P., 3,256 Class A common stock held by WPC Entrepreneur Fund, L.P. and 2,485 Class A common stock held by WPC Entrepreneur Fund II, L.P. The Weston Funds are affiliated entities and hold an aggregate of 228,719 of Class A common stock. The address of the Weston Funds is 200 Clarendon Street, 50th Floor, Boston, Massachusetts 02116.

 (5) The address of The Texas Growth Fund II -- 1998 Trust is c/o TGF Management Corp., 111 Congress Avenue, Suite 2900, Austin, Texas 78701-4098.

 (6) Includes 1,372 shares of Class A common stock held by Old Hickory Fund I LLC and 181,603 shares of Class A common stock held by PPM America Private Equity Fund LP. PPM America Private Equity Fund LP and Old Hickory I LLC are affiliates of PPM America, Inc. The address of PPM America, Inc. is 225 West Wacker Drive, Suite 1200, Chicago, Illinois 60606.

 (7) The address of Liberty Mutual Insurance Company is 175 Berkeley Street, Boston, Massachusetts 02116-0140.

 (8) The address of New York Life Capital Partners is 51 Madison Avenue, Suite 3009, New York, New York 10010.

 (9) Includes 72,370 shares of Class A common stock held by BancBoston Capital Inc. and 18,298 shares of Class A common stock held by Private Equity Portfolio Fund II, LLC. The manager of Private Equity Portfolio Fund II, LLC is Fleet National Bank, which is a subsidiary of Fleet Boston Financial Corporation, which is the indirect owner of 100% of BancBoston Capital Inc. The address of BancBoston Capital Inc. is 175 Federal Street, Boston, Massachusetts 02110. Bank Boston Capital Inc. also owns 19,118 shares of Class B non-voting common stock.

(10) Includes shares of Class A common stock owned by Harvest Partners III, L.P. and shares of Class A common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class A common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(11) Includes 35,844 shares of Class A common stock owned by Mr. Caporale and options to purchase 47,295 shares of Class A common stock.

(12) Includes 3,213 shares of Class A common stock owned by Mr. LaVanway and options to purchase 17,735 shares of Class A common stock.

(13) Includes 3,344 shares of Class A common stock owned by Mr. Bloom and options to purchase 14,779 shares of Class A common stock.

(14) Includes options to purchase 5,912 shares of Class A common stock.

(15) Includes options to purchase 3,819 shares of Class A common stock.

(16) Includes shares of Class A common stock owned by Harvest Partners III, L.P. and shares of Class A common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class A common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Arenz is a member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Arenz disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(17) Mr. Hayes is a director for AMH and Holdings, representing four of Holdings stockholders, Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P. and WPC Entrepreneur Fund II, L.P., which are collectively referred to as the "Weston Funds." Mr. Hayes' election as a director is prescribed by the stockholders agreement. See
     Item 13. "Certain Relationships and Related Transactions -- The Stockholders Agreement." The shares included in the table above includes shares held by the Weston Funds as follows: Weston Presidio Capital III, L.P. holds 65,992 shares of Class A common stock; Weston Presidio Capital IV holds 156,986 shares of Class A common stock; WPC Entrepreneur Fund, L.P.
     holds 3,256 shares of Class A common stock; and WPC Entrepreneur Fund II, L.P. holds 2,485 shares of Class A common stock.

Mr. Hayes is a member or partner, as the case may be, of the general partner of the Weston Funds. Mr. Hayes disclaims beneficial ownership of the shares held by the Weston Funds, except to the extent of his pecuniary interest therein.

(18) Includes 137,232 shares of Class A common stock owned by Liberty Mutual Insurance Company. Mr. Moy is a Managing Director of Liberty Mutual Insurance Group, which is an affiliate of Liberty Mutual Insurance Company, and may be deemed to share beneficial ownership of the shares of Class A common stock of Holdings. Mr. Moy disclaims beneficial ownership of Class A common stock owned by Liberty Mutual Insurance Company.

(19) Includes 1,000 shares of common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen was also granted options to purchase 1,419 shares of Class A common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE STOCKHOLDERS AGREEMENT

     In March 2004, the stockholders of AMH entered into a stockholders agreement, which governs certain relationships among, and contains certain rights and obligations of, such stockholders. The stockholders agreement, among other things, (1) limits the ability of the stockholders to transfer their shares in AMH except in certain permitted transfers as defined therein; (2) provides for certain tag-along obligations and certain bring-along rights; (3) provides for certain registration rights; and (4) provides for certain preemptive rights.

     The AMH stockholders agreement is substantially the same as the prior Holdings stockholders agreement, dated April 19, 2002, which governed the relationships among, and contained certain rights and obligations of, the Holdings stockholders. As a result of the restructuring, the stockholders agreed to terminate the Holdings stockholders agreement and enter into the AMH stockholders agreement.

     The stockholders agreement provides that the parties thereto must vote their shares to elect a board of directors consisting of at least four persons designated by the stockholders who are affiliates of Harvest Partners, Inc., the Company's chief executive officer, a person designated by PPM America Private Equity Fund, LP and a person designated by Weston Presidio Service Company, LLC. Pursuant to the stockholders agreement, Harvest Partners, Inc. will have the power to control the amendment of the certificate of incorporation of AMH, excluding changes that would disproportionately and adversely affect the rights of any stockholder (other than stockholders who are affiliates of Harvest Partners, Inc.). In addition, all stockholders of AMH have granted the Harvest Funds the right, in certain circumstances, to require such stockholders to sell their shares in AMH in, or to vote their shares to effect, a sale of all or substantially all of the assets or a majority of the common stock of Holdings, AMH or the Company, as the case may be, to a party other than an affiliate of Harvest Partners, Inc.

     Pursuant to the stockholders agreement, the stockholders (other than stockholders that are affiliates of Harvest Partners, Inc.) are granted "tag-along" rights under which such stockholders have the option of participating in certain sales of capital stock of AMH by the stockholders who are affiliates of Harvest Partners, Inc. at the same price and other terms as such affiliates.

     Pursuant to the stockholders agreement, the stockholders are entitled to certain rights with respect to registration under the Securities Act of certain shares held by them including, in the case of affiliates of Harvest Partners, Inc., certain demand registration rights. The stockholders agreement also provides for certain preemptive rights. Subject to certain conditions, the preemptive rights grant the right to purchase shares in a share issuance of AMH.

     The stockholders agreement provides that it shall terminate, except with respect to the registration rights of the stockholders, upon the closing of an underwritten registered public offering of common stock of AMH.

MANAGEMENT AGREEMENT

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions" for a discussion of the Company's management agreement with Harvest Partners. Under the management agreement, Harvest Partners, Inc. received $1.1 million for financial advisory services in connection with the acquisition of Gentek and received $1.3 million in financial advisory services in connection with the completion of the offering of AMH's 11 1/4% notes and the related transactions.

MANAGEMENT BONUS

     Upon the completion of the offer by AMH of its 11 1/4% notes in March 2004, AMH paid 20 members of its and the Company's senior management a bonus of $14.6 million, of which approximately $12.3 million was paid to five executive officers, in recognition of their effort with respect to the acquisition of Gentek, the Company's performance since the April 2002 merger transaction, as well as the completion of the offering of AMH's 11 1/4% notes.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees billed to the Company by the independent accountants, Ernst & Young LLP, for services rendered during fiscal years 2003 and 2002 (in thousands):

                                                               2003    2002
                                                              ------   ----
Audit Fees..................................................  $  728   $572
Audit-Related Fees..........................................     489     52
Tax Fees....................................................     320    244
                                                              ------   ----
     Total Fees.............................................  $1,537   $868
                                                              ======   ====

     The Company's audit committee adopted a policy in April 2003 to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the audit committee may delegate one or more members who are independent directors of the board of directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire audit committee at the next committee meeting.

  AUDIT FEES

     Audit Fees principally constitute fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company's consolidated financial statements for each of the fiscal years 2003 and 2002 and the reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q filed during fiscal years 2003 and 2002.

  AUDIT-RELATED FEES

     Audit-related fees constitute fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, other than the services reported above under "Audit Fees," in each of the fiscal years 2003 and 2002. In fiscal year 2003, audit-related fees principally consisted of fees for acquisition due diligence and the audit of benefit plans. The Audit Committee pre-approved 100% of the audit-related fees subsequent to its formation in 2003.

  TAX FEES

     Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2002 and 2003. In fiscal year 2003 and 2002, tax fees principally consisted of fees for tax compliance and review of transaction related fees. The Audit Committee pre-approved 100% of the tax fees subsequent to its formation in 2003.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are included in this report.

(A)(1) FINANCIAL STATEMENTS

     See Index to Financial Statements at Item 8 on Page 35 of this report.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

(B) REPORTS ON FORM 8-K

October 3, 2003.....  The Company furnished a current report on Form 8-K to furnish a copy of a slide presentation, the Company had made at an investor presentation on October 2, 2003 (Item 9).
November 3, 2003....  The Company furnished a current report on Form 8-K to report its financial results for the third quarter ended September
                      27, 2003 (Items 7, 9 and 12).
November 7, 2003....  The Company filed a current report on Form 8-K/A to amend the Form 8-K filed on September 12, 2003 to report the
                      completion of the acquisition of Gentek Holdings, Inc.,
                      which occurred on August 29, 2003 (Items 2 and 7).

(C) EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and
          the Company (incorporated by reference to Exhibit 99(d)(1)
          of Schedule TO filed by Associated Materials Holdings, Inc.
          and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).
  3.1     Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
  3.2     Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
  3.3     Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.4     Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  4.1     Indenture governing the Company's 9 3/4% Senior Subordinated
          Notes Due 2012, dated as of April 23, 2002, by and among the
          Company, AMI Management Company and Wilmington Trust Company
          (incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
  4.2     Supplemental Indenture governing the Company's 9 3/4% Senior
          Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Alside, Inc. and
          Wilmington Trust Company (incorporated by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
  4.3     Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc.,
          Gentek Building Products, Inc. and Wilmington Trust Company.
  4.4     Form of the Company's 9 3/4% Senior Subordinated Note Due
          2012 (incorporated by reference to Exhibit 4.4 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
 10.1     Amended and Restated Credit Agreement (the "Credit
          Agreement"), dated as of August 29, 2003, among the Company and Gentek Building Products Limited, as borrowers,
          Associated Materials Holdings, Inc., as a guarantor, the
          various financial institutions and other persons from time to time parties thereto, UBS AG, Stamford Branch and
          Canadian Imperial Bank of Commerce, as administrative
          agents, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, CIBC World Markets Corp., as
          documentation agent, and UBS Securities LLC and Credit
          Suisse First Boston Corporation, Cayman Islands Branch, as
          joint lead arrangers.
 10.2     Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG,
          Stamford Branch, as administrative agent (incorporated by
          reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.3     Form of Subsidiary Security and Pledge Agreement, by each
          subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit
          Agreement) (incorporated by reference to Exhibit 10.3 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
 10.4     Form of Subsidiary Guaranty, by each subsidiary of the
          Company from time to time party thereto in favor of UBS AG,
          Stamford Branch, as administrative agent, on behalf of the
          Secured Parties (as defined in the Credit Agreement)
          (incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.5     Assumption Agreement, dated as of April 19, 2002, by and
          among the Company and AMI Management Company, as guarantors
          (incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.6     Agreement of Sale, dated as of January 30, 1984, between USX
          Corporation (formerly United States Steel Corporation)
          ("USX") and the Company (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1, Commission File No. 33-64788).
 10.7     Amendment Agreement, dated as of February 29, 1984, between
          USX and the Company (incorporated by reference to Exhibit
          10.2 to the Company's Registration Statement on Form S-1,
          File No. 33-64788).
 10.8     Form of Indemnification Agreement between the Company and
          each of the directors and executive officers of the Company
          (incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1, File No. 33-84110).
 10.9     Incentive Bonus Plan of the Company (incorporated by
          reference to Exhibit 10.10 to the Company's Annual Report on
          Form 10-K filed for December 31, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.10    Management Agreement, dated as of April 19, 2002, by and
          between Harvest Partners, Inc. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.11    Asset Purchase Agreement, dated as of June 24, 2002, between the Company and AmerCable Incorporated (incorporated by
          reference to Exhibit 10.12 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.12    Associated Materials Holdings Inc. 2002 Stock Option Plan
          (incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.13    Employment Agreement, dated as of July 1, 2002, between the
          Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on
          September 12, 2002).
 10.14    Employment Agreement, dated as of August 21, 2002, between the Company and D. Keith LaVanway (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on
          September 12, 2002).
 10.15    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.17 to the Company's
          Registration Statement on Form SM-4/A, Commission File No.
          333-92010, filed on October 10, 2002).
 10.16    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on September 12, 2002).
 10.17    Employment Agreement, dated as of August 21, 2002, between the Company and Kenneth L. Bloom (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.18    Employment Agreement, dated as of August 21, 2002, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.19    Employment Agreement, dated as of August 21, 2002, between the Company and John F. Haumesser.
 10.20    Stock Purchase Agreement (the "Stock Purchase Agreement"),
          dated July 31, 2003, by and among the Company, Gentek
          Holdings, Inc., Gentek Building Products, Inc., Gentek
          Building Products Limited, The Sherwin-Willliams Claims
          Trust, Genstar Capital Corporation, Ontario Teachers'
          Pension Plan Board and other stockholders listed therein
          (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on July 31, 2003).
 10.21    Amendment No. 1 to the Stock Purchase Agreement, dated as of
          August 29, 2003, by and among the Company, Gentek Holdings,
          Inc., Gentek Building Products, Inc., Gentek Building
          Products Limited, The Sherwin-Willliams Claims Trust,
          Genstar Capital Corporation, Ontario Teachers' Pension Plan
          Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company's current report on
          Form 8-K filed on September 12, 2003).
 21.1     Subsidiaries of the Company.
 31.1     Certification of the Principal Executive Officer pursuant to
          Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of the Principal Financial Officer pursuant to
          Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted,
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of the Chief Executive Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of the Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          By:     /s/ D. KEITH LAVANWAY
                                            ------------------------------------
                                                     D. Keith LaVanway
                                               Vice President-Chief Financial
                                                           Officer,
                                                  Treasurer and Secretary
                                              (Principal Financial Officer and
                                                          Principal
                                                    Accounting Officer)

Date: April 2, 2004

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----



          /s/ MICHAEL CAPORALE, JR.             President, Chief Executive Officer and    April 2, 2004
---------------------------------------------                  Director
            Michael Caporale, Jr.                    (Principal Executive Officer)




            /s/ D. KEITH LAVANWAY               Vice President-Chief Financial Officer,   April 2, 2004
---------------------------------------------           Treasurer and Secretary
              D. Keith LaVanway                    (Principal Financial Officer and
                                                     Principal Accounting Officer)




             /s/ IRA D. KLEINMAN                               Director                   April 2, 2004
---------------------------------------------
               Ira D. Kleinman




             /s/ THOMAS W. ARENZ                               Director                   April 2, 2004
---------------------------------------------
               Thomas W. Arenz




             /s/ KEVIN M. HAYES                                Director                   April 2, 2004
---------------------------------------------
               Kevin M. Hayes




             /s/ JEFFREY F. MOY                                Director                   April 2, 2004
---------------------------------------------
               Jeffrey F. Moy




        /s/ DENNIS W. VOLLMERSHAUSEN                           Director                   April 2, 2004
---------------------------------------------
          Dennis W. Vollmershausen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and
          the Company (incorporated by reference to Exhibit 99(d)(1)
          of Schedule TO filed by Associated Materials Holdings, Inc.
          and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).
  3.1     Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
  3.2     Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
  3.3     Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  3.4     Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration
          Statement on Form S-4/A, Commission File No. 333-92010,
          filed on September 12, 2002).
  4.1     Indenture governing the Company's 9 3/4% Senior Subordinated
          Notes Due 2012, dated as of April 23, 2002, by and among the
          Company, AMI Management Company and Wilmington Trust Company
          (incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
  4.2     Supplemental Indenture governing the Company's 9 3/4% Senior
          Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Alside, Inc. and
          Wilmington Trust Company (incorporated by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-4, Commission File No. 333-92010, filed on July 3, 2002).
  4.3     Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc.,
          Gentek Building Products, Inc. and Wilmington Trust Company.
  4.4     Form of the Company's 9 3/4% Senior Subordinated Note Due
          2012 (incorporated by reference to Exhibit 4.4 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
 10.1     Amended and Restated Credit Agreement (the "Credit
          Agreement"), dated as of August 29, 2003, among the Company and Gentek Building Products Limited, as borrowers,
          Associated Materials Holdings, Inc., as a guarantor, the
          various financial institutions and other persons from time to time parties thereto, UBS AG, Stamford Branch and
          Canadian Imperial Bank of Commerce, as administrative
          agents, Credit Suisse First Boston, Cayman Islands Branch, as syndication agent, CIBC World Markets Corp., as
          documentation agent, and UBS Securities LLC and Credit
          Suisse First Boston Corporation, Cayman Islands Branch, as
          joint lead arrangers.
 10.2     Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG,
          Stamford Branch, as administrative agent (incorporated by
          reference to Exhibit 10.2 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.3     Form of Subsidiary Security and Pledge Agreement, by each
          subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit
          Agreement) (incorporated by reference to Exhibit 10.3 to the
          Company's Registration Statement on Form S-4, Commission
          File No. 333-92010, filed on July 3, 2002).
 10.4     Form of Subsidiary Guaranty, by each subsidiary of the
          Company from time to time party thereto in favor of UBS AG,
          Stamford Branch, as administrative agent, on behalf of the
          Secured Parties (as defined in the Credit Agreement)
          (incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.5     Assumption Agreement, dated as of April 19, 2002, by and
          among the Company and AMI Management Company, as guarantors
          (incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.6     Agreement of Sale, dated as of January 30, 1984, between USX
          Corporation (formerly United States Steel Corporation)
          ("USX") and the Company (incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1, Commission File No. 33-64788).
 10.7     Amendment Agreement, dated as of February 29, 1984, between
          USX and the Company (incorporated by reference to Exhibit
          10.2 to the Company's Registration Statement on Form S-1,
          File No. 33-64788).
 10.8     Form of Indemnification Agreement between the Company and
          each of the directors and executive officers of the Company
          (incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1, File No. 33-84110).
 10.9     Incentive Bonus Plan of the Company (incorporated by
          reference to Exhibit 10.10 to the Company's Annual Report on
          Form 10-K filed for December 31, 2000).
 10.10    Management Agreement, dated as of April 19, 2002, by and
          between Harvest Partners, Inc. and the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.11    Asset Purchase Agreement, dated as of June 24, 2002, between the Company and AmerCable Incorporated (incorporated by
          reference to Exhibit 10.12 to the Company's Registration
          Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
 10.12    Associated Materials Holdings Inc. 2002 Stock Option Plan
          (incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-4, Commission File No.
          333-92010, filed on July 3, 2002).
 10.13    Employment Agreement, dated as of July 1, 2002, between the
          Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on
          September 12, 2002).
 10.14    Employment Agreement, dated as of August 21, 2002, between the Company and D. Keith LaVanway (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on
          September 12, 2002).
 10.15    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.17 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on October 10, 2002).
 10.16    Associated Materials Holding Inc. Stock Option Award
          Agreement, dated September 4, 2002, between Associated
          Materials Holdings Inc. and Michael Caporale, Jr.
          (incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-4/A, Commission File No.
          333-92010, filed on September 12, 2002).
 10.17    Employment Agreement, dated as of August 21, 2002, between the Company and Kenneth L. Bloom (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.18    Employment Agreement, dated as of August 21, 2002, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on
          Form S-4/A, Commission File No. 333-92010, filed on October
          10, 2002).
 10.19    Employment Agreement, dated as of August 21, 2002, between the Company and John F. Haumesser.
 10.20    Stock Purchase Agreement (the "Stock Purchase Agreement"),
          dated July 31, 2003, by and among the Company, Gentek
          Holdings, Inc., Gentek Building Products, Inc., Gentek
          Building Products Limited, The Sherwin-Willliams Claims
          Trust, Genstar Capital Corporation, Ontario Teachers'
          Pension Plan Board and other stockholders listed therein
          (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on July 31, 2003).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.21    Amendment No. 1 to the Stock Purchase Agreement, dated as of
          August 29, 2003, by and among the Company, Gentek Holdings,
          Inc., Gentek Building Products, Inc., Gentek Building
          Products Limited, The Sherwin-Willliams Claims Trust,
          Genstar Capital Corporation, Ontario Teachers' Pension Plan
          Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company's current report on
          Form 8-K filed on September 12, 2003).
 21.1     Subsidiaries of the Company.
 31.1     Certification of the Principal Executive Officer pursuant to
          Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2     Certification of the Principal Financial Officer pursuant to
          Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1     Certification of the Chief Executive Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
 32.2     Certification of the Chief Financial Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.