Form 10-Q
period 2004-04-03
ASSOCIATED MATERIALS INC
filed 2004-05-18
CIK 802967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 3, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission file number: 000-24956

                        ASSOCIATED MATERIALS INCORPORATED
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              75-1872487
      ------------------------------             -------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation of Organization)             Identification No.)

  3773 State Rd. Cuyahoga Falls, Ohio                    44223
----------------------------------------          ------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (330) 929 -1811

 ------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report

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

Yes  [ ] No [X]

      As of May 14, 2004, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

                        ASSOCIATED MATERIALS INCORPORATED
                   REPORT FOR THE QUARTER ENDED APRIL 3, 2004

                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
      Consolidated Balance Sheets...................................................................             1
                  April 3, 2004 (Unaudited) and January 3, 2004

      Consolidated Statements of Operations (Unaudited).............................................             2
                  Quarters ended April 3, 2004 and March 29, 2003

      Consolidated Statements of Cash Flows (Unaudited).............................................             3
                  Quarters ended April 3, 2004 and March 29, 2003

      Notes to Consolidated Financial Statements (Unaudited)........................................             4

   Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................................            11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................            18

   Item 4.  Controls and Procedures.................................................................            18

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................................................            19

   Item 6.  Exhibits and Reports on Form 8-K........................................................            19

SIGNATURES..........................................................................................            20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        ASSOCIATED MATERIALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               (Unaudited)
                                                                                 April 3,                January 3,
                                                                                   2004                     2004
                                                                               ------------              -----------
ASSETS
Current assets:
   Cash and cash equivalents.........................................           $     6,250              $     4,282
   Accounts receivable, net..........................................               115,889                  106,975
   Inventory.........................................................               115,554                   97,907
   Income taxes receivable...........................................                 5,701                        -
   Deferred income taxes.............................................                 7,019                    7,019
   Other current assets..............................................                 5,767                    5,564
                                                                                -----------              -----------
     Total current assets............................................               256,180                  221,747

Property, plant and equipment, net...................................               140,657                  140,846
Goodwill.............................................................               230,435                  230,283
Other intangible assets, net.........................................               115,279                  116,136
Other assets.........................................................                 9,473                    9,621
                                                                                -----------              -----------
         Total assets................................................           $   752,024              $   718,633
                                                                                ===========              ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable..................................................           $    73,463              $    49,881
   Accrued liabilities...............................................                42,153                   53,234
   Income taxes payable..............................................                     -                    4,934
                                                                                -----------              -----------
     Total current liabilities.......................................               115,616                  108,049

Deferred income taxes................................................                57,863                   58,028
Other liabilities....................................................                40,738                   41,587
Long-term debt.......................................................               327,300                  305,000
Stockholder's equity.................................................               210,507                  205,969
                                                                                -----------              -----------
         Total liabilities and stockholder's equity..................           $   752,024              $   718,633
                                                                                ===========              ===========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Quarter                  Quarter
                                                                                   Ended                    Ended
                                                                                  April 3,                March 29,
                                                                                    2004                     2003
                                                                                -----------              -----------
Net sales............................................................           $   204,321              $   110,944
Cost of sales........................................................               153,966                   82,776
                                                                                -----------              -----------
Gross profit.........................................................                50,355                   28,168
Selling, general and administrative expense..........................                59,892                   31,310
                                                                                -----------              -----------
Loss from operations.................................................                (9,537)                  (3,142)
Interest expense, net................................................                 6,012                    5,438
Foreign currency loss................................................                     6                        -
                                                                                -----------              -----------
Loss before taxes....................................................               (15,555)                  (8,580)
Income taxes.........................................................                (6,456)                  (3,560)
                                                                                -----------              -----------
Net loss.............................................................           $    (9,099)             $    (5,020)
                                                                                ===========              ===========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          Quarter            Quarter
                                                                           Ended              Ended
                                                                          April 3,          March 29,
                                                                            2004              2003
                                                                         --------           --------
OPERATING ACTIVITIES
Net loss..........................................................       $ (9,099)          $ (5,020)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization................................          5,106              2,717
     Amortization of deferred financing costs.....................            365                344
     Changes in operating assets and liabilities:
       Accounts receivable, net...................................         (9,205)             5,609
       Inventories................................................        (18,053)            (4,997)
       Income taxes...............................................        (10,635)            (3,431)
       Accounts payable and accrued liabilities...................         13,073             (9,318)
       Other......................................................         (1,032)               570
                                                                         --------           --------
Net cash used in operating activities.............................        (29,480)           (13,526)

INVESTING ACTIVITIES
Additions to property, plant and equipment........................         (5,307)            (2,335)
                                                                         --------           --------
Net cash used in investing activities.............................         (5,307)            (2,335)

FINANCING ACTIVITIES
Net increase in revolving line of credit..........................         22,300              6,600
Equity contribution from Holdings.................................         14,498                  -
Financing costs...................................................            (67)                 -
Redemption of 9-1/4% senior subordinated notes....................              -               (908)
                                                                         --------           --------
Net cash provided by financing activities.........................         36,731              5,692
                                                                         --------           --------
Net increase (decrease) in cash...................................          1,944            (10,169)
Effect of exchange rate changes on cash...........................             24                  -
                                                                         --------           --------
Cash at beginning of period.......................................          4,282             13,022
                                                                         --------           --------
Cash at end of period.............................................       $  6,250           $  2,853
                                                                         ========           ========

Supplemental information:
Cash paid for interest............................................       $  1,562           $    103
                                                                         ========           ========
Cash paid (received) for income taxes.............................       $  4,159           $   (129)
                                                                         ========           ========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED APRIL 3, 2004
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The unaudited financial statements of Associated Materials Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in its annual report on form 10-K for the year ended January 3, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.

      The Company's 2004 results of operations include the results of Gentek Holdings, Inc., which was acquired on August 29, 2003 (see Note 3). The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. ("Holdings").

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

NOTE 2 - AMH HOLDINGS, INC.

      On February 19, 2004, AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11-1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management. Through Holdings, AMH contributed $14.5 million to the Company to pay the bonus to certain members of the Company's senior management. The management bonus is included in the Company's selling, general and administrative expense for the quarter ended April 3, 2004. Interest accrues at a rate of 11-1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11-1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company and Holdings.

NOTE 3 - PRO FORMA INFORMATION

      On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as "Gentek". Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 12 company-owned distribution centers in the mid-Atlantic region of the United States and 20 company-owned distribution centers in Canada, as well as approximately 200 independent distributors in the United States. The acquisition was completed to expand the Company's presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company intends to maintain distinct separation of the Revere(R) and Gentek(R) brands from the Company's Alside(R) brand by continuing to offer differentiated product sales and market support. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation is preliminary, based on facts currently known to the Company and is subject to adjustment as the final valuation for the fair value of the warranty liability related to certain steel siding has not been completed. As a result, the actual allocation is subject to completion and therefore may differ.

      The following pro forma information for the quarter ended March 29, 2003 was prepared as if the acquisition of Gentek Holdings occurred as of the beginning of the period. On a pro forma basis, the Company would have had (in thousands):

                                      Quarter
                                       Ended
                                     March 29,
                                       2003
                                    -----------
Net sales......................     $   165,626
Net loss.......................     $    (8,014)

      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition of Gentek occurred at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma results of operations include $1.4 million of expenses related to an inventory fair value adjustment recorded at the time of the Gentek acquisition.

NOTE 4 - INVENTORIES

      Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                        April 3,        January 3,
                                                          2004             2004
                                                       ----------       ----------
Raw materials.................................         $   26,727       $   24,586
Work-in-process...............................              7,750            6,307
Finished goods and purchased stock............             81,077           67,014
                                                       ----------       ----------
                                                       $  115,554       $   97,907
                                                       ==========       ==========

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired and consists of $230.4 million including $197.5 million from the purchase price for the April 2002 merger transaction and $32.9 million from the acquisition of Gentek. None of the Company's goodwill is deductible for income tax purposes. The Company's other intangible assets consists of the following (in thousands):

                                Average                  April 3, 2004                                  January 3, 2004
                             Amortization   ---------------------------------------      -----------------------------------------
                                Period                   Accumulated   Net Carrying                    Accumulated    Net Carrying
                              (in Years)       Cost      Amortization     Value              Cost      Amortization      Value
                             ------------   -----------  ------------  ------------      -----------   ------------   ------------
Trademarks and trade
names......................       15        $   109,280  $     3,310   $   105,970       $   109,280   $     2,844    $   106,436
Patents....................       10              6,550        1,274         5,276             6,550         1,110          5,440
Customer base..............        7              4,592          559         4,033             4,628           368          4,260
                                            -----------  -----------   -----------       -----------   -----------    -----------
Total other intangible
        assets.............                 $   120,422  $     5,143   $   115,279       $   120,458   $     4,322    $   116,136
                                            ===========  ===========   ===========       ===========   ===========    ===========

      The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside(R), Revere(R) and Gentek(R) trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million and $0.6 million, for quarters ended April 3, 2004 and March 29, 2003, respectively.

NOTE 6 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                         April 3,           January 3,
                                                           2004               2004
                                                         --------           ---------
9-3/4% notes....................................         $165,000           $ 165,000
Term loan under credit facility.................          140,000             140,000
Revolving loans under credit facility...........           22,300                   -
                                                         --------           ---------
                                                         $327,300           $ 305,000
                                                         ========           =========

      The Company's $165 million of 9-3/4% notes are due in 2012 and pay interest semi-annually in April and October. In connection with the acquisition of Gentek, the Company amended its existing credit facility by adding a term loan facility to borrow $190 million, which was utilized for the Gentek acquisition and repayment of the Company's existing $76.5 million of term loans, and expanded its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The term loans are due in August 2010 with minimum principal amortization of 1% per year with quarterly payments of the unamortized principal in the final year of the loan and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% payable quarterly at the end of each calendar quarter. The revolving credit facility expires in 2007 and bears interest at LIBOR plus 3.00% payable quarterly at the end of each calendar quarter.

      The credit facility and the indenture governing the 9-3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of April 3, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 were sufficient such that no additional principal payments were required in 2004 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

NOTE 7 - STOCK PLANS

      The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net loss for the quarters ended April 3, 2004 and March 29, 2003 would have been (in thousands):

                                                                       Quarter            Quarter
                                                                        Ended              Ended
                                                                      April 3,           March 29,
                                                                        2004                2003
                                                                    -------------      ------------
Net loss as reported .......................................        $      (9,099)     $     (5,020)
Pro forma stock based employee compensation cost,
 net of tax.................................................                  (28)              (32)
                                                                    -------------      ------------
Pro forma net loss..........................................        $      (9,127)     $     (5,052)
                                                                    =============      ============

NOTE 8 - INCOME TAXES

      Due to the seasonal nature of the Company's operating results, the Company has recorded an income tax benefit on the loss before taxes for the quarters ended April 3, 2004 and March 29, 2003.

NOTE 9 - COMPREHENSIVE LOSS

      Comprehensive loss differs from net loss due to foreign currency translation adjustments as follows (in thousands):

                                                                          Quarter         Quarter
                                                                           Ended           Ended
                                                                          April 3,        March 29,
                                                                            2004            2003
                                                                        ------------     ----------
Net loss as reported ............................................       $     (9,099)    $   (5,020)
Foreign currency translation adjustments.........................               (861)             -
                                                                        ------------     ----------
Comprehensive loss...............................................       $     (9,960)    $   (5,020)
                                                                        ============     ==========

NOTE 10 - RETIREMENT PLANS

      The Company's Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company's Gentek subsidiary sponsors a defined benefit pension plan for the hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the "Domestic Plans"). Accrued pension liabilities are included in other liabilities in the accompanying balance sheets. Gentek plan information is presented subsequent to the date of its acquisition on August 29, 2003. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Components of defined benefit pension plan costs are as follows (in thousands):

                                                                     Quarter            Quarter
                                                                      Ended              Ended
                                                                    April 3,           March 29,
                                                                      2004               2003
                                                                  ------------       -------------
                                                                    Domestic           Domestic
                                                                      Plans              Plans
                                                                  ------------       -------------
NET PERIODIC PENSION COST
Service cost...............................................       $        104       $          53
Interest cost..............................................                628                 515
Expected return on assets..................................               (704)               (534)
Amortization of unrecognized:
   Cumulative net loss ....................................                 70                 107
                                                                  ------------       -------------
Net periodic pension cost..................................       $         98       $         141
                                                                  ============       =============

      The Company expects to make $0.4 million of contributions to the Domestic Plans in 2004.

NOTE 11 - SUBSIDIARY GUARANTORS

      The Company's payment obligations under the 9-3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (the "Non-Guarantor Subsidiary") is a Canadian company and does not guarantee the Company's 9-3/4% notes. The operations and cash flows of Gentek Holdings, Inc., Gentek Building Products, Inc. and Gentek Building Products Limited are only presented for the quarter ended April 3, 2004, since Gentek was acquired on August 29, 2003. As such, no consolidating statements of operations or cash flows are presented for the quarter ended March 29, 2003, as the Company's only guaranteeing subsidiary for that period did not have any assets, liabilities or operations. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  April 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                  Guarantor     Non-Guarantor  Reclassification /
                                                     Parent      Subsidiaries    Subsidiary       Eliminations     Consolidated
                                                  -----------    ------------   -------------   ---------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents.............         $     4,716     $       716    $       818     $         -       $     6,250
   Accounts receivable, net..............              73,818          22,011         20,060               -           115,889
   Intercompany receivables..............                   -           5,480          1,823          (7,303)                -
   Inventory.............................              72,873          15,215         27,466               -           115,554
   Income taxes receivable...............               6,146              98              -            (543)            5,701
   Deferred income taxes.................               3,925           3,094              -               -             7,019
   Other current assets..................               4,445             584            738               -             5,767
                                                  -----------     -----------    -----------     -----------       -----------
     Total current assets................             165,923          47,198         50,905          (7,846)          256,180

Property, plant and equipment, net.......             101,325           6,356         32,976               -           140,657
Goodwill.................................             197,461          32,974             -                -           230,435
Other intangible assets, net.............             100,713          13,049          1,517               -           115,279
Deferred income taxes....................                   -           9,350              -          (9,350)                -
Investment in subsidiaries...............             112,576          44,988              -        (157,564)                -
Other assets.............................               9,369               -            104               -             9,473
                                                  -----------     -----------    -----------     -----------       -----------
         Total assets....................         $   687,367     $   153,915    $    85,502     $  (174,760)      $   752,024
                                                  ===========     ===========    ===========     ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable......................         $    40,959     $    11,002    $    21,502     $         -       $    73,463
   Intercompany payables.................                 643           6,660              -          (7,303)                -
   Accrued liabilities...................              27,483           8,962          5,708               -            42,153
   Income taxes payable..................                   -               -            543            (543)                -
                                                  -----------     -----------    -----------     -----------       -----------
     Total current liabilities...........              69,085          26,624         27,753          (7,846)          115,616

Deferred income taxes....................              60,425           3,453          3,335          (9,350)           57,863
Other liabilities........................              20,050          11,262          9,426               -            40,738
Long-term debt...........................             327,300               -              -               -           327,300
Stockholders' equity.....................             210,507         112,576         44,988        (157,564)          210,507
                                                  -----------     -----------    -----------     -----------       -----------
         Total liabilities and
           stockholder's equity..........         $   687,367     $   153,915    $    85,502     $  (174,760)      $   752,024
                                                  ===========     ===========    ===========     ===========       ===========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 January 3, 2004
                                 (In thousands)

                                                            Guarantor    Non-Guarantor   Reclassification/
                                              Parent      Subsidiaries    Subsidiary        Eliminations     Consolidated
                                            -----------   ------------   -------------   -----------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.............   $     2,399   $      2,982    $         -      $     (1,099)     $      4,282
   Accounts receivable, net..............        75,533         17,106         14,336                 -           106,975
   Intercompany receivables..............             -          4,116          2,553            (6,669)                -
   Inventory.............................        60,909         14,418         22,580                 -            97,907
   Deferred income taxes.................         3,925          3,094              -                 -             7,019
   Other current assets..................         4,546            650            368                 -             5,564
                                            -----------   ------------    -----------      ------------      ------------
     Total current assets................       147,312         42,366         39,837            (7,768)          221,747

Property, plant and equipment, net.......        99,750          6,616         34,480                 -           140,846
Goodwill.................................       197,461         32,822              -                 -           230,283
Other intangible assets, net.............       101,272         13,201          1,663                 -           116,136
Investment in subsidiaries...............       112,938         44,671              -          (157,609)                -
Deferred income taxes....................             -          5,798              -            (5,798)                -
Other assets.............................         9,503              -            118                 -             9,621
                                            -----------   ------------    -----------      ------------      ------------
         Total assets....................   $   668,236   $    145,474    $    76,098      $   (171,175)     $    718,633
                                            ===========   ============    ===========      ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable......................   $    30,045   $     10,213    $    10,722      $     (1,099)     $     49,881
   Intercompany payables.................         6,669              -              -            (6,669)                -
   Accrued liabilities...................        36,241         10,302          6,691                 -            53,234
   Income taxes payable..................         3,761            389            784                 -             4,934
                                            -----------   ------------    -----------      ------------      ------------
     Total current liabilities...........        76,716         20,904         18,197            (7,768)          108,049

Deferred income taxes....................        60,425              -          3,401            (5,798)           58,028
Other liabilities........................        20,126         11,632          9,829                 -            41,587
Long-term debt...........................       305,000              -              -                 -           305,000
Stockholders' equity.....................       205,969        112,938         44,671          (157,609)          205,969
                                            -----------   ------------    -----------      ------------      ------------
         Total liabilities and
           stockholder's equity..........   $   668,236   $    145,474    $    76,098      $   (171,175)     $    718,633
                                            ===========   ============    ===========      ============      ============

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       For the Quarter Ended April 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                     Guarantor    Non-Guarantor   Reclassification/
                                                        Parent     Subsidiaries    Subsidiary        Eliminations     Consolidated
                                                      -----------  ------------   -------------   -----------------   ------------
Net sales .........................................   $  140,431    $  39,770      $    38,803       $  (14,683)       $ 204,321

Cost of sales .....................................      102,069       34,394           32,186          (14,683)         153,966
                                                      ----------    ---------      -----------       ----------        ---------

Gross profit ......................................       38,362        5,376            6,617                -           50,355

Selling, general and administrative expense .......       48,788        5,589            5,515                -           59,892
                                                      ----------    ---------      -----------       ----------        ---------

Income (loss) from operations .....................      (10,426)        (213)           1,102                -           (9,537)

Interest expense, net .............................        5,977            -               35                -            6,012

Foreign currency loss .............................            -            -                6                -                6
                                                      ----------    ---------      -----------       ----------        ---------

Income (loss) from continuing operations before
   income taxes ...................................      (16,403)        (213)           1,061                -          (15,555)

Income taxes ......................................       (6,808)         (97)             449                -           (6,456)
                                                      ----------    ---------      -----------       ----------        ---------

Income before equity income from subsidiaries .....       (9,595)        (116)             612                -           (9,099)

Equity income from subsidiaries ...................          496          612                -           (1,108)               -
                                                      ----------    ---------      -----------       ----------        ---------

Net income (loss) .................................   $   (9,099)   $     496      $       612       $   (1,108)       $  (9,099)
                                                      ==========    =========      ===========       ==========        =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       For the Quarter Ended April 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                       Guarantor    Non-Guarantor   Reclassification/
                                                          Parent     Subsidiaries    Subsidiary        Eliminations     Consolidated
                                                        ----------   ------------   -------------   -----------------   ------------
Net cash provided by (used in) operating
   activities .......................................   $ (23,576)     $ (6,701)      $   (302)         $  1,099         $ (29,480)

INVESTING ACTIVITIES

Additions to property, plant and equipment ..........      (4,812)         (333)          (162)                -            (5,307)
                                                        ---------      --------       --------          --------         ---------
Net cash used in investing activities ...............      (4,812)         (333)          (162)                -            (5,307)

FINANCING ACTIVITIES

Net increase in revolving line of credit ............      22,300             -              -                 -            22,300
Equity contribution from Holdings ...................      14,498             -              -                 -            14,498
Financing costs .....................................         (67)            -              -                 -               (67)
Intercompany transactions ...........................      (6,026)        4,768          1,258                 -                 -
                                                        ---------      --------       --------          --------         ---------
Net cash provided by financing activities ...........      30,705         4,768          1,258                 -            36,731
                                                        ---------      --------       --------          --------         ---------
Net increase (decrease) in cash from continuing
   operations .......................................       2,317        (2,266)           794             1,099             1,944
Effect of exchange rates on cash ....................           -             -             24                 -                24
Cash at beginning of period .........................       2,399         2,982              -            (1,099)            4,282
                                                        ---------      --------       --------          --------         ---------
Cash at end of period ...............................   $   4,716      $    716       $    818          $      -         $   6,250
                                                        =========      ========       ========          ========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company's core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company's total net sales. These products are marketed under the Alside(R), Revere(R) and Gentek(R) brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company's North American network of 125 supply centers. Approximately two-thirds of the Company's products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide "one-stop shopping" to the Company's contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

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

      Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company typically makes borrowings under the revolving loan portion of its amended and restated credit facility.

      On August 29, 2003, the Company completed the acquisition of Gentek Holdings, Inc. ("Gentek Holdings") and repaid all of the indebtedness and accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $114.3 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees.

      Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufactures and distributes vinyl windows, vinyl siding and accessories, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 12 company-owned distribution centers in the mid-Atlantic region of the United States and 20 company-owned distribution centers in Canada, as well as approximately 200 independent distributors in the United States.

      The Gentek acquisition has provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products, and operational best practices. The Company believes that the Gentek acquisition will provide synergy opportunities of approximately $5 million to $10 million over the next two years. The Company has implemented many of the actions necessary to drive these opportunities and expects to realize approximately half of the benefits in 2004 and the remainder by the end of 2005.

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


RECENT DEVELOPMENTS

      On February 19, 2004, AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, Inc. ("Holdings"), the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management. Through Holdings, AMH contributed $14.5 million to the Company to pay the management bonus. The management bonus is included in the Company's selling, general and administrative expense for the quarter ended April 3, 2004. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The AMH notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company and Holdings.

RESULTS OF OPERATIONS

      The Company's 2004 results of operations include the results of Gentek, which was acquired on August 29, 2003. Gentek's results as compared to Alside's results typically have a lower gross profit margin percentage as a larger proportion of Gentek's net sales are to independent distributors versus to contractors through company-owned distribution centers. As such, Gentek's selling, general and administrative expense as a percentage of net sales is typically lower than Alside's as Gentek does not have as large of a proportion of fixed costs associated with operating company-owned distribution centers. The Company anticipates that on a consolidated basis, its gross profit margin percentage and its selling, general and administrative expense as a percentage of net sales will decrease as compared to periods prior to the Gentek acquisition.

      The following table sets forth for the periods indicated the results of the Company's operations (in thousands):

                                                     Quarter        Quarter
                                                      Ended          Ended
                                                     April 3,      March 29,
                                                       2004          2003
                                                    ----------    -----------
Net sales .......................................   $ 204,321      $ 110,944

Gross profit ....................................      50,355         28,168

Selling, general and administrative expense .....      59,892         31,310
                                                    ---------      ---------

Loss from operations ............................      (9,537)        (3,142)

Interest expense, net ...........................       6,012          5,438
Foreign currency loss ...........................           6              -
                                                    ---------      ---------
Loss before income taxes ........................     (15,555)        (8,580)
Income taxes ....................................      (6,456)        (3,560)
                                                    ---------      ---------
Net loss ........................................   $  (9,099)     $  (5,020)
                                                    =========      =========

Other Data:
EBITDA (a)(b) ...................................   $  (4,437)     $    (425)
Adjusted EBITDA (a)(b) ..........................      10,061           (425)

(a) EBITDA is calculated as net loss plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers Adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included Adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company's ability to service its debt and / or incur debt and meet the Company's capital expenditure requirements; (ii) internally measure the Company's operating performance; and (iii) determine the Company's incentive compensation programs. In addition, the Company's credit facility has certain covenants that use ratios utilizing this measure of Adjusted EBITDA. The definition of EBITDA under the indenture governing the 9 3/4% notes due 2012 excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. As Adjusted EBITDA is not a measure determined in accordance with GAAP, it should not be considered as an alternative to, or more meaningful than, net loss (as determined in accordance with GAAP), as a measure of the Company's operating results or cash flows from operations (as determined in accordance with GAAP). The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):


                                                                   Quarter     Quarter
                                                                    Ended       Ended
                                                                   April 3,   March 29,
                                                                     2004        2003
                                                                  ---------   ---------
Reconciliation of net loss to EBITDA and Adjusted EBITDA (c):
Net loss .....................................................    $ (9,099)   $ (5,020)
Interest .....................................................       6,012       5,438
Taxes ........................................................      (6,456)     (3,560)
Depreciation and amortization ................................       5,106       2,717
                                                                  --------    --------
EBITDA .......................................................      (4,437)       (425)
Management bonus (c) .........................................      14,498           -
                                                                  --------    --------
Adjusted EBITDA ..............................................    $ 10,061    $   (425)
                                                                  ========    ========

(b) The 2004 results of operations include the results of Gentek. A reconciliation of Gentek's net income to EBITDA for the quarter ended April 3, 2004 is as follows (in thousands):

                                                    Quarter
                                                     Ended
                                                    April 3,
                                                     2004
                                                    --------
Reconciliation of Gentek's net income to EBITDA
Net income ....................................     $    466
Interest ......................................           35
Taxes .........................................          329
Depreciation and amortization .................        1,841
                                                    --------
Gentek's EBITDA ...............................     $  2,671
                                                    ========

(c) Represents a management bonus paid in connection with the completion on March 4, 2004 of AMH Holding's offering of senior discount notes.

Quarter Ended April 3, 2004 Compared to Quarter Ended March 29, 2003

      Net sales increased 84.2% during the first quarter of 2004 compared to the same period in 2003, driven by increased vinyl window and vinyl siding sales along with net sales from Gentek, which contributed $65.4 million of net sales in the first quarter of 2004. Additionally, many of the key metrics, which the Company believes are indicators of strength of the building products industry including existing home sales, single family housing starts and interest rates continued to be strong in the first quarter of 2004. Gross profit in the first quarter of 2004 was $50.4 million, or 24.6% of net sales, compared to gross profit of $28.2 million, or 25.4% of net sales, in the first quarter of 2003. The decrease in gross profit margin percentage is primarily due to the impact of the results contributed by Gentek as Gentek's gross margin percentage is typically lower than Alside's. Selling, general and administrative expense increased to $59.9 million, or 29.3% of net sales, for the first quarter of 2004 versus $31.3 million, or 28.2% of net sales, for the same period in 2003. The increase in selling, general and administrative expense is a result of the $14.5 million management bonus relating to AMH's offering of senior discount notes, the impact of the acquisition of Gentek, as well as the result of adding two new Alside supply centers in 2004 along with the three new supply centers added in 2003, which had a full quarter of expense in 2004. The loss from operations was $9.5 million in the first quarter of 2004 compared to a loss of $3.1 million for the same period in 2003.

      Interest expense increased 10.6% during the first quarter of 2004 compared to the same period in 2003. The increase in interest expense is due to additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. Due to the seasonal nature of the Company's operating results, the Company has recorded an income tax benefit on the loss before taxes for the quarters ended April 3, 2004 and March 29, 2003 at an effective rate of 41.5%.

      The net loss increased to $9.1 million for the quarter ended April 3, 2004 compared to $5.0 million for the quarter ended March 29, 2003. The increase in the net loss is a result of the $14.5 million management bonus partially offset by the increased sales and operating income from the Alside division and the net income contributed by Gentek.

      EBITDA for the first quarter of 2004 was a loss of $4.4 million compared to a loss of $0.4 million for the first quarter of 2003. Gentek contributed $2.7 million of EBITDA in the first quarter of 2004. Adjusted EBITDA for the first quarter of 2004 was $10.1 million compared to a loss of $0.4 million for the same period in 2003. As compared to EBITDA, Adjusted EBITDA for the quarter ended April 3, 2004 excludes a bonus paid to certain members of Company management totaling approximately $14.5 million related to the completion of the offering of senior discount notes on March 4, 2004 by AMH.

LIQUIDITY AND CAPITAL RESOURCES

      The following sets forth a summary of the Company's cash flows for the three months ended April 3, 2004 and March 29, 2003 (in thousands):

                                              Quarter     Quarter
                                               Ended       Ended
                                              April 3,   March 29,
                                                2004        2003
                                             ---------   ---------
Cash used in operating activities ........   $(29,480)   $(13,526)
Cash used in investing activities ........     (5,307)     (2,335)
Cash provided by financing activities ....     36,731       5,692

CASH FLOWS

      At April 3, 2004, the Company had cash and cash equivalents of $6.3 million and available borrowing capacity of approximately $43.1 million under the revolving portion of its credit facility. Outstanding letters of credit as of April 3, 2004, totaled $4.6 million securing various insurance letters of credit.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used in operations was $29.5 million and $13.5 million for the quarters ended April 3, 2004 and March 29, 2003, respectively. The cash used in operations for both periods reflects the operating results for each quarter, the seasonal increase of inventory levels required for the summer selling season, as well as payments of accrued profit sharing and customer sales incentives. Additionally, cash used in operations for the quarter ended April 3, 2004 includes the seasonal operating needs of Gentek.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures totaled $5.3 million and $2.3 million for the quarters ended April 3, 2004 and March 29, 2003, respectively. Capital expenditures in the 2004 period include $0.5 million of capital expenditures for Gentek. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company's West Salem, Ohio manufacturing location and to increase capacity at two of the Company's window manufacturing facilities. Capital expenditures in the first quarter of 2003 were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location. The Company has increased its estimate for total capital expenditures for 2004 to approximately $22 million reflecting additional spending to meet capacity requirements at the Company's window manufacturing facilities.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities for the quarter ended April 3, 2004 include borrowings on the revolving portion of its credit facility of $22.3 million, a capital contribution from Holdings of $14.5 million and $0.1 million paid for financing costs. Cash flows from financing activities for the quarter ended March 29, 2003 include borrowings on the revolving portion of the Company's credit facility of $6.6 million and the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The increase in borrowings on the revolving portion of the credit facility for the quarter ended April 3, 2004 of $15.7 million as compared to the same period in the prior year is due to the increased working capital requirements as a result of the increased sales, as well as Gentek's seasonal needs.

DESCRIPTION OF THE COMPANY'S OUTSTANDING INDEBTEDNESS

      The Company's 9 3/4% notes pay interest semi-annually in April and October. The Company's amended and restated credit facility as of April 3, 2004 includes $140 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, payable quarterly at the end of each calendar quarter, and up to $70 million of available borrowings provided by revolving loans (including a Canadian subfacility of $15 million), which expire in 2007 and bear interest at LIBOR plus 3.00%. Outstanding borrowings on the revolving portion of the Company's credit facility totaled $22.3 million at April 3, 2004. No interest was paid on the credit facility in the first quarter of 2003 due to the fiscal quarter ending before March 31, 2003. The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company's 9 3/4% notes.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the amended and restated credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of April 3, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its amended and restated credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 and 2002 were sufficient such that no additional principal payments were required under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

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

EFFECTS OF INFLATION

      The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw materials, vinyl resin, aluminum, and steel have historically been subject to price changes. The Company believes that for the remainder of 2004, prices for the Company's principal raw materials will continue to increase. The Company has announced price increases, which it believes will offset the impact of the raw material inflation. While the Company expects that any additional significant raw material price increases in 2004 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases including the announced price increases.

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

      -     increases in capital expenditure requirements;

      - potential conflict between existing Alside and new Gentek distribution channels;

      - the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

      - the other factors discussed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended January 3, 2004 and elsewhere in this report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company has outstanding borrowings under the term loan and revolving loan portions of its amended and restated credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At April 3, 2004, the Company had borrowings of $140.0 million under the term loan and $22.3 million under the revolving loan portions of its amended and restated credit facility. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended April 3, 2004 by approximately $0.1 million.

      The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company's 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company's overall credit rating, which could be impacted by changes in the Company's future operating results.

FOREIGN CURRENCY EXCHANGE RISK

      The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of Gentek, the Company now realizes revenues from sales made through Gentek's Canadian distribution centers in Canadian dollars. The Company's Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At April 3, 2004, the Company had no currency hedges in place.

COMMODITY PRICE RISK

         See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw materials, vinyl resin, aluminum and steel.

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

      There have been no changes to the Company's internal control over financial reporting during the quarter ended April 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

* This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(b) Reports on Form 8-K

Report Date                               Description
-----------                               -----------
February 20, 2004     The Company furnished a current report on Form 8-K to
                      report its financial results for the fourth quarter ended
                      January 3, 2004 (Items 7, 9 and 12).

February 20, 2004     The Company furnished a current report on Form 8-K to
                      report pro forma consolidated financial statements of the
                      Company for the year ended January 3, 2004 and the nine
                      months ended September 27, 2003 (Items 7 and 9).

February 20, 2004     The Company furnished a current report on Form 8-K to
                      report that AMH Holdings, Inc., the Company's indirect
                      parent company, issued a press release announcing its
                      plans to offer senior discount notes in a private
                      placement (Items 5 and 7).

March 4, 2004         The Company furnished a current report on Form 8-K to
                      report that AMH Holdings, Inc., the Company's indirect
                      parent company, issued a press release announcing the
                      completion of its offering of $446 million aggregate
                      principal amount at maturity of its 11 1/4% senior
                      discount notes due 2014, resulting in gross proceeds of
                      approximately $258 million (Items 5 and 7).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ASSOCIATED MATERIALS INCORPORATED
                                ----------------------------------------
                                             (Registrant)

Date: May 18, 2004              By: /s/ Michael Caporale, Jr.
                                    --------------------------------------------
                                    Michael Caporale, Jr.
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)

                                By: /s/ D. Keith LaVanway
                                    --------------------------------------------
                                    D. Keith LaVanway
                                    Vice President - Chief Financial Officer
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

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