Form 10-Q
period 2004-07-03
ASSOCIATED MATERIALS INC
filed 2004-08-17
CIK 802967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 3, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________________

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

Yes [ ] No [X]

      As of August 14, 2004, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

                        ASSOCIATED MATERIALS INCORPORATED
            REPORT FOR THE QUARTER AND SIX MONTHS ENDED JULY 3, 2004

                                                                                   Page No.
                                                                                   --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
      Consolidated Balance Sheets...............................................       1
       July 3, 2004 (Unaudited) and January 3, 2004

      Consolidated Statements of Operations (Unaudited).........................       2
       Quarters ended July 3, 2004 and June 28, 2003
       Six months ended July 3, 2004 and June 28, 2003

      Consolidated Statements of Cash Flows (Unaudited).........................       3
       Six months ended July 3, 2004 and June 28, 2003

      Notes to Consolidated Financial Statements (Unaudited)....................       4

   Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations............................      12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...........      20

   Item 4. Controls and Procedures..............................................      20

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings....................................................      21

   Item 6. Exhibits and Reports on Form 8-K.....................................      21

SIGNATURES......................................................................      22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        ASSOCIATED MATERIALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          (Unaudited)
                                                             July 3,   January 3,
                                                              2004        2004
                                                          -----------  ----------
ASSETS
Current assets:
   Cash and cash equivalents ...........................    $  2,655    $  4,282
   Accounts receivable, net ............................     152,471     106,975
   Inventory ...........................................     122,327      97,907
   Deferred income taxes ...............................       7,019       7,019
   Other current assets ................................       6,853       5,564
                                                            --------    --------
     Total current assets ..............................     291,325     221,747

Property, plant and equipment, net .....................     142,726     140,846
Goodwill ...............................................     230,411     230,283
Other intangible assets, net ...........................     114,497     116,136
Other assets ...........................................       9,035       9,621
                                                            --------    --------
         Total assets ..................................    $787,994    $718,633
                                                            ========    ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ....................................    $ 81,633    $ 49,881
   Accrued liabilities .................................      47,401      53,234
   Income taxes payable ................................       3,133       4,934
                                                            --------    --------
     Total current liabilities .........................     132,167     108,049

Deferred income taxes ..................................      57,837      58,028
Other liabilities ......................................      40,021      41,587
Long-term debt .........................................     331,159     305,000
Stockholder's equity ...................................     226,810     205,969
                                                            --------    --------
         Total liabilities and stockholder's equity ....    $787,994    $718,633
                                                            ========    ========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (In thousands)

                                                          Quarter          Quarter         Six Months        Six Months
                                                           Ended            Ended           Ended              Ended
                                                          July 3,          June 28,         July 3,           June 28,
                                                           2004             2003             2004              2003
                                                        -----------      -----------      -----------       -----------
Net sales.......................................        $   301,602      $   180,363      $   505,923       $   291,307
Cost of sales...................................            218,277          123,563          372,243           206,339
                                                        -----------      -----------      -----------       -----------
Gross profit....................................             83,325           56,800          133,680            84,968
Selling, general and administrative expense.....             48,040           33,704          107,932            65,014
                                                        -----------      -----------      -----------       -----------
Income from operations..........................             35,285           23,096           25,748            19,954
Interest expense, net...........................              6,254            5,483           12,266            10,921
Foreign currency loss...........................                609                -              615                 -
                                                        -----------      -----------      -----------       -----------
Income before taxes.............................             28,422           17,613           12,867             9,033
Income taxes....................................             11,703            7,309            5,247             3,749
                                                        -----------      -----------      -----------       -----------
Net income......................................        $    16,719      $    10,304      $     7,620       $     5,284
                                                        ===========      ===========      ===========       ===========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months             Six Months
                                                                              Ended                  Ended
                                                                             July 3,               June 28,
                                                                              2004                   2003
                                                                           ----------             ----------
OPERATING ACTIVITIES
Net income......................................................           $    7,620             $    5,284
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..............................               10,243                  5,512
     Amortization of deferred financing costs...................                  731                    689
     Changes in operating assets and liabilities:
       Accounts receivable, net.................................              (45,693)               (19,218)
       Inventories..............................................              (25,060)               (10,410)
       Income taxes.............................................               (1,762)                 3,641
       Accounts payable and accrued liabilities.................               26,730                 10,514
       Other....................................................               (2,771)                  (269)
                                                                           -----------            -----------
Net cash used in operating activities...........................              (29,962)                (4,257)

INVESTING ACTIVITIES
Additions to property, plant and equipment......................              (12,196)                (5,841)
                                                                           ----------             ----------
Net cash used in investing activities...........................              (12,196)                (5,841)

FINANCING ACTIVITIES
Net increase in revolving line of credit........................               26,159                      -
Equity contribution from Holdings...............................               14,498                      -
Financing costs.................................................                 (168)                     -
Redemption of 9 1/4% senior subordinated notes.....................                 -                   (908)
                                                                           ----------             ----------
Net cash provided by (used in) financing activities.............               40,489                   (908)
                                                                           ----------             ----------
Net decrease in cash............................................               (1,669)               (11,006)
Effect of exchange rate changes on cash.........................                   42                      -
                                                                           ----------             ----------
Cash at beginning of period.....................................                4,282                 13,022
                                                                           ----------             ----------
Cash at end of period...........................................           $    2,655             $    2,016
                                                                           ==========             ==========

Supplemental information:
Cash paid for interest..........................................           $   11,442             $    9,240
                                                                           ==========             ==========
Cash paid for income taxes......................................           $    7,005             $      108
                                                                           ==========             ==========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTER AND SIX MONTHS ENDED JULY 3, 2004
                                   (Unaudited)

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

NOTE 2 - AMH HOLDINGS, INC.

      On February 19, 2004, AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management. Through Holdings, AMH contributed $14.5 million to the Company to pay the bonus to certain members of the Company's senior management. The management bonus is included in the Company's selling, general and administrative expense for the six months ended July 3, 2004. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company and Holdings.

NOTE 3 - PRO FORMA INFORMATION

      On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as "Gentek". Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through company-owned distribution centers in the mid-Atlantic region of the United States and throughout Canada, as well as to independent distributors in the United States. The acquisition was completed to expand the Company's presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company intends to maintain distinct separation of the Revere(R) and Gentek(R) brands from the Company's Alside(R) brand by continuing to offer differentiated product sales and marketing support.

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

      The following pro forma information for the quarter and six months ended June 28, 2003 was prepared as if the acquisition of Gentek Holdings occurred as of the beginning of each period. On a pro forma basis, the Company would have had (in thousands):

                                                                              Quarter   Six Months
                                                                               Ended       Ended
                                                                              June 28,   June 28,
                                                                                2003       2003
                                                                             ---------  ----------
Net sales................................................................    $ 257,615  $  423,241
Net income...............................................................    $  10,158  $    3,484

      The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition of Gentek occurred at the beginning of each period presented, nor is it necessarily indicative of future results. The pro forma results of operations include $1.4 million of expenses related to an inventory fair value adjustment recorded at the time of the Gentek acquisition.

NOTE 4 - INVENTORIES

      Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                                              July 3,     January 3,
                                                                               2004         2004
                                                                             ----------   ----------
Raw materials............................................................    $   27,805   $   24,586
Work-in-process..........................................................         8,255        6,307
Finished goods and purchased stock.......................................        86,267       67,014
                                                                             ----------   ----------
                                                                             $  122,327   $   97,907
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

                                      Average                  July 3, 2004                            January 3, 2004
                                    Amortization  ---------------------------------------  ---------------------------------------
                                       Period                  Accumulated   Net Carrying               Accumulated   Net Carrying
                                     (in Years)      Cost      Amortization     Value         Cost      Amortization      Value
                                    ------------  -----------  ------------  ------------  -----------  ------------  ------------
Trademarks and trade names........       15       $   109,280   $    3,778    $  105,502   $   109,280   $    2,844    $  106,436
Patents...........................       10             6,550        1,437         5,113         6,550        1,110         5,440
Customer base.....................        7             4,503          621         3,882         4,628          368         4,260
                                                  -----------  -----------    ----------   -----------   ----------    ----------
Total other intangible assets.....                $   120,333   $    5,836    $  114,497   $   120,458   $    4,322    $  116,136
                                                  ===========  ===========    ==========   ===========   ==========    ==========

      The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside(R), Revere(R) and Gentek(R) trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million and $0.6 million for the quarters ended July 3, 2004 and June 28, 2003, respectively and $1.6 million and $1.1 million for the six months ended July 3, 2004 and June 28, 2003, respectively.

NOTE 6 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                                  July 3,    January 3,
                                                                                   2004         2004
                                                                                ----------   ----------
9 3/4% notes.............................................................       $  165,000   $  165,000
Term loan under credit facility..........................................          140,000      140,000
Revolving loans under credit facility....................................           26,159            -
                                                                                ----------   ----------
                                                                                $  331,159   $  305,000
                                                                                ==========   ==========

      The Company's $165 million of 9 3/4% notes are due in 2012 and pay interest semi-annually in April and October. In connection with the acquisition of Gentek, the Company amended its existing credit facility by adding a term loan facility to borrow $190 million, which was utilized for the Gentek acquisition and repayment of the Company's existing $76.5 million of term loans, and expanded its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The term loans are due in August 2010 with minimum principal amortization of 1% per year with quarterly payments of the unamortized principal in the final year of the loan and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% payable quarterly at the end of each calendar quarter. The revolving credit facility expires in 2007 and bears interest at LIBOR plus up to 3.00% payable quarterly at the end of each calendar quarter.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of July 3, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 were sufficient such that no additional principal payments were required in 2004 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

NOTE 7 - STOCK PLANS

      The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net income for the quarters and six months ended July 3, 2004 and June 28, 2003 would have been (in thousands):

                                                                  Quarter    Quarter     Six Months   Six Months
                                                                   Ended      Ended        Ended        Ended
                                                                   July 3,   June 28,     July 3,      June 28,
                                                                    2004       2003        2004          2003
                                                                  --------   --------    ----------   ----------
Net income as reported ........................................   $ 16,719   $ 10,304    $    7,620   $    5,284
Pro forma stock based employee compensation cost, net of tax...        (53)       (33)          (81)         (65)
                                                                  --------   --------    ----------   ----------
Pro forma net income...........................................   $ 16,666   $ 10,271    $    7,539   $    5,219
                                                                  ========   ========    ==========   ==========

NOTE 8 - INCOME TAXES

      The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 41.5% on the income before taxes for the quarters and six months ended July 3, 2004 and June 28, 2003.

NOTE 9 - COMPREHENSIVE INCOME

      Comprehensive income differs from net income due to foreign currency translation adjustments as follows (in thousands):

                                                              Quarter       Quarter     Six Months   Six Months
                                                               Ended         Ended        Ended        Ended
                                                              July 3,       June 28,     July 3,      June 28,
                                                               2004          2003          2004         2003
                                                            -----------   -----------   ----------   ----------
Net income as reported ...................................  $    16,719   $    10,304   $    7,620   $    5,284
Foreign currency translation adjustments..................         (272)            -       (1,133)           -
                                                            -----------   -----------   ----------   ----------
Comprehensive income......................................  $    16,447   $    10,304   $    6,487   $    5,284
                                                            ===========   ===========   ==========   ==========

NOTE 10 - RETIREMENT PLANS

      The Company's Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company's Gentek subsidiary sponsors a defined benefit pension plan for the hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the "Domestic Plans"). Accrued pension liabilities are included in other liabilities in the accompanying balance sheets. Gentek plan information is presented subsequent to the date of its acquisition on August 29, 2003. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Components of the Domestic Plan costs are as follows (in thousands):

                                       Quarter     Quarter     Six Months   Six Months
                                        Ended       Ended         Ended       Ended
                                        July 3,    June 28,      July 3,     June 28,
                                         2004        2003         2004         2003
                                      ----------  ----------   ----------   ----------
NET PERIODIC PENSION COST
Service cost.......................   $    104     $      53   $      208   $      106
Interest cost......................        628           515        1,256        1,030
Expected return on assets..........       (704)         (549)      (1,408)      (1,083)
Amortization of unrecognized:
   Cumulative net loss ............         70           107          140          214
                                      --------     ---------   ----------   ----------
Net periodic pension cost..........   $     98     $     126   $      196   $      267
                                      =========    =========   ==========   ==========

      The Company expects to make $0.3 million of contributions to the Domestic Plans in 2004.

NOTE 11 - SUBSIDIARY GUARANTORS

      The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the "Subsidiary Guarantees") on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (the "Non-Guarantor Subsidiary") is a Canadian company and does not guarantee the Company's 9 3/4% notes. The operations and cash flows of Gentek Holdings, Inc., Gentek Building Products, Inc. and Gentek Building Products Limited are only presented for the quarter and six months ended July 3, 2004, since Gentek was acquired on August 29, 2003. As such, no consolidating statements of operations or cash flows are presented for the quarter or six months ended June 28, 2003, as the Company's only guaranteeing subsidiary for that period did not have any assets, liabilities or operations. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  July 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                   Guarantor     Non-Guarantor  Reclassification/
                                                    Parent        Subsidiaries    Subsidiary       Eliminations     Consolidated
                                                  -----------     ------------   -------------  -----------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.............         $     1,411     $     1,030     $       214     $          -       $    2,655
   Accounts receivable, net..............              99,678          25,207          27,586                -          152,471
   Intercompany receivables..............                   -             843           8,227           (9,070)               -
   Inventory.............................              79,859          14,143          28,325                -          122,327
   Deferred income taxes.................               3,925           3,094               -                -            7,019
   Other current assets..................               5,152             663           1,038                -            6,853
                                                  -----------     -----------     -----------     ------------       ----------
     Total current assets................             190,025          44,980          65,390           (9,070)         291,325

Property, plant and equipment, net.......             105,261           5,484          31,981                -          142,726
Goodwill.................................             197,461          32,950               -                -          230,411
Other intangible assets, net.............             100,154          12,856           1,487                -          114,497
Deferred income taxes....................                   -           5,897               -           (5,897)               -
Investment in subsidiaries...............             116,314          46,941               -         (163,255)               -
Other assets.............................               8,843               -             192                -            9,035
                                                  -----------     -----------     -----------     ------------       ----------
         Total assets....................         $   718,058     $   149,108     $    99,050     $   (178,222)      $  787,994
                                                  ===========     ===========     ===========     =============      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable......................         $    47,913     $    13,794     $    19,926     $          -       $   81,633
   Intercompany payables.................               9,070               -               -           (9,070)               -
   Accrued liabilities...................              32,015           8,337           7,049                -           47,401
   Income taxes payable..................               2,537             166             430                -            3,133
                                                  -----------     -----------     -----------     ------------       ----------
     Total current liabilities...........              91,535          22,297          27,405           (9,070)         132,167

Deferred income taxes....................              60,425               -           3,309           (5,897)          57,837
Other liabilities........................              20,288          10,497           9,236                -           40,021
Long-term debt...........................             319,000               -          12,159                -          331,159
Stockholder's equity.....................             226,810         116,314          46,941         (163,255)         226,810
                                                  -----------     -----------     -----------     -------------      ----------
         Total liabilities and
           stockholder's equity..........         $   718,058     $   149,108     $    99,050     $   (178,222)      $  787,994
                                                  ===========     ===========     ===========     =============      ==========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 January 3, 2004
                                 (In thousands)

                                                                   Guarantor    Non-Guarantor  Reclassification/
                                                     Parent      Subsidiaries    Subsidiary       Eliminations     Consolidated
                                                  -----------    ------------   -------------  -----------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents.............         $     2,399     $     2,982    $         -     $    (1,099)      $     4,282
   Accounts receivable, net..............              75,533          17,106         14,336               -           106,975
   Intercompany receivables..............                   -           4,116          2,553          (6,669)                -
   Inventory.............................              60,909          14,418         22,580               -            97,907
   Deferred income taxes.................               3,925           3,094              -               -             7,019
   Other current assets..................               4,546             650            368               -             5,564
                                                  -----------     -----------    -----------     -----------       -----------
     Total current assets................             147,312          42,366         39,837          (7,768)          221,747

Property, plant and equipment, net.......              99,750           6,616         34,480               -           140,846
Goodwill.................................             197,461          32,822              -               -           230,283
Other intangible assets, net.............             101,272          13,201          1,663               -           116,136
Investment in subsidiaries...............             112,938          44,671              -        (157,609)                -
Deferred income taxes....................                   -           5,798              -          (5,798)                -
Other assets.............................               9,503               -            118               -             9,621
                                                  -----------     -----------    -----------     -----------       -----------
         Total assets....................         $   668,236     $   145,474    $    76,098     $  (171,175)      $   718,633
                                                  ===========     ===========    ===========     ============      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable......................         $    30,045     $    10,213    $    10,722     $    (1,099)      $    49,881
   Intercompany payables.................               6,669               -              -          (6,669)                -
   Accrued liabilities...................              36,241          10,302          6,691               -            53,234
   Income taxes payable..................               3,761             389            784               -             4,934
                                                  -----------     -----------    -----------     -----------       -----------
     Total current liabilities...........              76,716          20,904         18,197          (7,768)          108,049

Deferred income taxes....................              60,425               -          3,401          (5,798)           58,028
Other liabilities........................              20,126          11,632          9,829               -            41,587
Long-term debt...........................             305,000               -              -               -           305,000
Stockholder's equity.....................             205,969         112,938         44,671        (157,609)          205,969
                                                  -----------     -----------    -----------     ------------      -----------
         Total liabilities and
           stockholder's equity..........         $   668,236     $   145,474    $    76,098     $  (171,175)      $   718,633
                                                  ===========     ===========    ===========     ============      ===========

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       For the Quarter Ended July 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                                   Non-
                                                                   Guarantor    Guarantor    Reclassification/
                                                     Parent      Subsidiaries   Subsidiary      Elimination      Consolidated
                                                     ------      ------------   ----------   -----------------   ------------
Net sales.........................................  $212,763        $48,610      $ 60,033       $ (19,804)        $ 301,602

Cost of sales.....................................   148,425         41,316        48,340         (19,804)          218,277
                                                    --------        -------      --------       ---------         ---------

Gross profit......................................    64,338          7,294        11,693               -            83,325

Selling, general and administrative expense.......    36,462          5,803         5,775               -            48,040
                                                    --------        -------      --------       ---------         ---------

Income from operations............................    27,876          1,491         5,918               -            35,285

Interest expense, net.............................     6,151              7            96               -             6,254

Foreign currency loss.............................         -              -           609               -               609
                                                    --------        -------      --------       ---------         ---------

Income from continuing operations before
     income taxes.................................    21,725          1,484         5,213               -            28,422

Income taxes......................................     9,015            264         2,424               -            11,703
                                                    --------        -------      --------       ---------         ---------

Income before equity income from subsidiaries.....    12,710          1,220         2,789               -            16,719

Equity income from subsidiaries...................     4,009          2,789             -          (6,798)                -
                                                    --------        -------      --------       ---------         ---------

Net income........................................  $ 16,719        $ 4,009      $  2,789       $  (6,798)        $  16,719
                                                    ========        =======      ========       =========         =========

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended July 3, 2004
                                 (In thousands)
                                  (Unaudited)

                                                                                   Non-
                                                                   Guarantor    Guarantor    Reclassification/
                                                     Parent      Subsidiaries   Subsidiary      Elimination      Consolidated
                                                     ------      ------------   ----------   -----------------   ------------
Net sales ........................................  $353,194        $88,380      $ 98,836       $ (34,487)        $ 505,923

Cost of sales ....................................   250,494         75,710        80,526         (34,487)          372,243
                                                    --------        -------      --------       ---------         ---------

Gross profit .....................................   102,700         12,670        18,310               -           133,680

Selling, general and administrative expense ......    85,250         11,392        11,290               -           107,932
                                                    --------        -------      --------       ---------         ---------

Income from operations ...........................    17,450          1,278         7,020               -            25,748
Interest expense, net ............................    12,128              7           131               -            12,266

Foreign currency loss ............................         -              -           615               -               615
                                                    --------        -------      --------       ---------         ---------

Income from continuing operations
     before income taxes .........................     5,322          1,271         6,274               -            12,867

Income taxes .....................................     2,207            167         2,873               -             5,247
                                                    --------        -------      --------       ---------         ---------

Income before equity income from subsidiaries ....     3,115          1,104         3,401               -             7,620

Equity income from subsidiaries ..................     4,505          3,401             -          (7,906)                -
                                                    --------        -------      --------       ---------         ---------

Net income .......................................  $  7,620        $ 4,505      $  3,401       $  (7,906)        $   7,620
                                                    ========        =======      ========       =========         =========

               ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      For the Six Months Ended July 3, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                       Guarantor    Non-Guarantor   Reclassification/
                                                         Parent      Subsidiaries    Subsidiary        Elimination     Consolidated
                                                       ----------    ------------   -------------   -----------------  ------------
Net cash provided by (used in) operating activities..  $  (19,910)   $     (5,335)  $      (5,816)  $         1,099    $    (29,962)

INVESTING ACTIVITIES
Additions to property, plant and equipment...........     (11,063)           (721)           (412)                -         (12,196)
                                                       ----------    ------------   -------------   ---------------    ------------
Net cash used in investing activities................     (11,063)           (721)           (412)                -         (12,196)

FINANCING ACTIVITIES
Net increase in revolving line of credit.............      14,000               -          12,159                 -          26,159
Equity contribution from Holdings....................      14,498               -               -                 -          14,498
Financing costs......................................         (67)              -            (101)                -            (168)
Intercompany transactions............................       1,554           4,104          (5,658)                -               -
                                                       ----------    ------------   -------------   ---------------    ------------
Net cash provided by financing activities............      29,985           4,104           6,400                 -          40,489
                                                       ----------    ------------   -------------   ---------------    ------------
Net increase (decrease) in cash from continuing
operations...........................................        (988)         (1,952)            172             1,099          (1,669)
Effect of exchange rates on cash.....................           -               -              42                 -              42
Cash at beginning of period..........................       2,399           2,982               -            (1,099)          4,282
                                                       ----------    ------------   -------------   ---------------    ------------
Cash at end of period................................  $    1,411    $      1,030   $         214   $             -    $      2,655
                                                       ==========    ============   =============   ===============    ============

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

      During the second quarter of 2004 single-family housing starts decreased, but existing home sales continued to be very strong. In addition, short-term interest rates recently increased 25 basis points and the Federal Reserve has indicated interest rates would continue to increase throughout 2004 and 2005. The Company believes interest rates can increase by a few hundred basis points and not have a significant negative impact on its net sales. The Company also believes that increased interest rates could result in homeowners remaining in and remodeling their current homes thus benefiting the Company's remodeling sales. Additionally, the Company believes increasing consumer confidence should offset any significant negative impact of the interest rate increases.
Overall, the Company believes the fundamentals for the building products industry remains strong.

      The Company operates with significant operating and financial leverage. Significant portions of the Company's manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company's interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company's net sales could result in a higher percentage decline in its income from operations and its net income.

      Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company typically makes borrowings under the revolving loan portion of its credit facility.

      On August 29, 2003, the Company completed the acquisition of Gentek Holdings, Inc. ("Gentek Holdings") and repaid all of the indebtedness and accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $114.3 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees.

      Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, "Gentek"). Gentek manufactures and distributes vinyl windows, vinyl siding and accessories, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through company-owned distribution centers in the mid-Atlantic region of the United States and throughout Canada, as well as to independent distributors in the United States.

      The Gentek acquisition has provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products, and operational best practices. The Company believes that the Gentek acquisition will provide synergy opportunities of approximately $11 million. The Company has implemented many of the actions necessary to drive these opportunities and expects to realize approximately$6 million of the benefits in 2004 with the remainder expected in 2005.

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

AMH HOLDINGS, INC.

      On February 19, 2004, AMH Holdings, Inc. ("AMH") was incorporated. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, Inc. ("Holdings"), the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management. Through Holdings, AMH contributed $14.5 million to the Company to pay the management bonus. The management bonus is included in the Company's selling, general and administrative expense for the six months ended July 3, 2004. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The AMH notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company and Holdings.

RESULTS OF OPERATIONS

      The Company's 2004 results of operations include the results of Gentek, which was acquired on August 29, 2003. Gentek's results as compared to Alside's results typically have a lower gross profit margin percentage as a larger proportion of Gentek's net sales are to independent distributors versus to contractors through company-owned distribution centers. Additionally, a portion of Gentek's sales are from manufacturing and distributing aluminum trim coil and aluminum and steel siding and accessories, which generate lower gross profit margins than vinyl products. Gentek's selling, general and administrative expense as a percentage of net sales is typically lower than Alside's as Gentek does not have as large of a proportion of fixed costs associated with operating company-owned distribution centers. The Company anticipates that on a consolidated basis, its gross profit margin percentage and its selling, general and administrative expense as a percentage of net sales will decrease as compared to periods prior to the Gentek acquisition.

      The following table sets forth for the periods indicated the results of the Company's operations (in thousands):

                                                          Quarter    Quarter    Six Months  Six Months
                                                           Ended      Ended        Ended       Ended
                                                          July 3,    June 28,      July 3,    June 28,
                                                           2004        2003         2004        2003
                                                         ---------  ----------  ----------  ----------
Net sales.............................................   $ 301,602  $  180,363  $  505,923  $  291,307

Gross profit..........................................      83,325      56,800     133,680      84,968

Selling, general and administrative expense...........      48,040      33,704     107,932      65,014
                                                         ---------  ----------  ----------  ----------
Income from operations................................      35,285      23,096      25,748      19,954

Interest expense, net ................................       6,254       5,483      12,266      10,921

Foreign currency loss.................................         609           -         615           -
                                                         ---------  ----------  ----------  ----------
Loss before income taxes..............................      28,422      17,613      12,867       9,033
Income taxes..........................................      11,703       7,309       5,247       3,749
                                                         ---------  ----------  ----------  ----------
Net income............................................   $  16,719  $   10,304  $    7,620  $    5,284
                                                         =========  ==========  ==========  ==========

Other Data:

EBITDA (a)(b).........................................   $  39,813  $   25,891  $   35,376  $   25,466
Adjusted EBITDA (a)(b)................................      39,813      25,891      49,874      25,466

      (a) EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers Adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included Adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company's ability to service its debt and / or incur debt and meet the Company's capital expenditure requirements; (ii) internally measure the Company's operating performance; and (iii) determine the Company's incentive compensation programs. In addition, the Company's credit facility has certain covenants that use ratios utilizing this measure of Adjusted EBITDA. The definition of EBITDA under the indenture governing the 9 3/4% notes due 2012 excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. As Adjusted EBITDA is not a measure determined in accordance with GAAP, it should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP), as a measure of the Company's operating results or cash flows from operations (as determined in accordance with GAAP). The reconciliation of net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

                                                          Quarter    Quarter    Six Months  Six Months
                                                           Ended      Ended        Ended      Ended
                                                          July 3,    June 28,     July 3,    June 28,
                                                            2004       2003        2004        2003
                                                          --------   --------   ----------  ----------

Reconciliation of net income to EBITDA and Adjusted
EBITDA (c) :

Net income ............................................   $ 16,719   $ 10,304   $    7,620  $    5,284
Interest ..............................................      6,254      5,483       12,266      10,921
Taxes .................................................     11,703      7,309        5,247       3,749
Depreciation and amortization .........................      5,137      2,795       10,243       5,512
                                                          --------   --------   ----------  ----------
EBITDA ................................................     39,813     25,891       35,376      25,466

Management bonus (c) ..................................          -          -       14,498           -
                                                          --------   --------   ----------  ----------
Adjusted EBITDA .......................................   $ 39,813   $ 25,891   $   49,874  $   25,466
                                                          ========   ========   ==========  ==========

(b) The 2004 results of operations include the results of Gentek. A reconciliation of Gentek's net income to EBITDA for the quarter and six months ended July 3, 2004 is as follows (in thousands):

                                                         Quarter     Six Months
                                                          Ended        Ended
                                                         July 3,      July 3,
                                                          2004         2004
                                                         -------     ----------
Reconciliation of Gentek's net income to EBITDA
Net income..........................................     $ 3,900     $    4,365
Interest............................................         102            138
Taxes...............................................       2,609          2,938
Depreciation and amortization ......................       1,739          3,580
                                                         -------     ----------
Gentek's EBITDA.....................................     $ 8,350     $   11,021
                                                         =======     ==========

(c) Represents a management bonus paid in connection with the completion on March 4, 2004 of AMH's offering of senior discount notes.

Quarter Ended July 3, 2004 Compared to Quarter Ended June 28, 2003

      Net sales increased 67.2% to $301.6 million during the second quarter of 2004 compared to $180.4 million for the same period in 2003, driven by increased vinyl window, vinyl siding and third-party manufactured product sales at Alside along with net sales from Gentek, which contributed $93.8 million of net sales in the second quarter of 2004. Gross profit in the second quarter of 2004 was $83.3 million, or 27.6% of net sales, compared to gross profit of $56.8 million, or 31.5% of net sales, in the second quarter of 2003. The decrease in gross profit margin percentage is primarily due to the impact of the results contributed by Gentek as Gentek's gross margin percentage is typically lower than Alside's. Selling, general and administrative expense increased to $48.0 million, or 15.9% of net sales, for the second quarter of 2004 versus $33.7 million, or 18.7% of net sales, for the same period in 2003. The increase in selling, general and administrative expense is a result of the impact of the acquisition of Gentek, as well as the result of adding two new Alside supply centers in 2004. Income from operations was $35.3 million in the second quarter of 2004 compared to $23.1 million for the same period in 2003.

      Interest expense increased 14.1% during the second quarter of 2004 compared to the same period in 2003. The increase in interest expense is due to additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. Due to the seasonal nature of the Company's operating results, the Company has recorded an income tax provision on its income before taxes for the quarters ended July 3, 2004 and June 28, 2003 at its estimated full fiscal year effective rate of approximately 41.5%.

      Net income increased to $16.7 million for the quarter ended July 3, 2004 compared to $10.3 million for the quarter ended June 28, 2003. The increase in net income is a result of the increased sales and operating income from the Alside division and the $3.9 million of net income contributed by Gentek.

      EBITDA for the second quarter of 2004 was $39.8 million compared to $25.9 million for the same period in 2003. Gentek contributed $8.4 million of EBITDA in the second quarter of 2004. There were no adjustments to EBITDA for the second quarter of 2004 or 2003.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

      Net sales increased 73.7% to $505.9 million for the six months ended July 3, 2004 compared to $291.3 million for the same period in 2003, driven by increased vinyl window,vinyl siding and third-party manufactured product sales at Alside along with net sales from Gentek, which contributed $159.2 million of net sales for the six months ended July 3, 2004. Gross profit for the six months ended July 3, 2004 was $133.7 million, or 26.4% of net sales, compared to gross profit of $85.0 million, or 29.2% of net sales, for the same period of 2003. The decrease in gross profit margin percentage is primarily due to the impact of the results contributed by Gentek. Selling, general and administrative expense increased to $107.9 million, or 21.3% of net sales, for the six months ended July 3, 2004 as compared to $65.0 million, or 22.3% of net sales, for the same period in 2003. The increase in selling, general and administrative expense is a result of the $14.5 million management bonus relating to AMH's offering of senior discount notes, the impact of the acquisition of Gentek, as well as the result of adding two new Alside supply centers in 2004 along with three new supply centers in 2003, which had a full six months of expense in 2004. Income from operations was $25.7 million for the six months ended July 3, 2004 compared to $20.0 million for the same period in 2003.

      Interest expense increased 12.3% for the six months ended July 3, 2004 compared to the same period in 2003. The increase in interest expense is due to additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. Due to the seasonal nature of the Company's operating results, the Company has recorded an income tax provision on its income before taxes for the six months ended July 3, 2004 and June 28, 2003 at its estimated full fiscal year effective rate of approximately 41.5%.

      Net income increased to $7.6 million for the six months ended July 3, 2004 compared to $5.3 million for the six months ended June 28, 2003. The increase in net income is a result of the increased sales and operating income from the Alside division and the $4.4 million of net income contributed by Gentek.

      EBITDA for the six months ended July 3, 2004 was $35.4 million compared to $25.5 million for the same period in 2003. Gentek contributed $11.0 million of EBITDA for the six months ended July 3, 2004. Adjusted EBITDA for the six months ended July 3, 2004 was $49.9 million compared to $25.5 million for the same period in 2003. As compared to EBITDA, Adjusted EBITDA for the six months ended July 3, 2004 excludes a bonus paid to certain members of Company management totaling approximately $14.5 million related to the completion of the offering of senior discount notes on March 4, 2004 by AMH.

LIQUIDITY AND CAPITAL RESOURCES

      The following sets forth a summary of the Company's cash flows for the six months ended July 3, 2004 and June 28, 2003 (in thousands):

                                                       Six Months    Six Months
                                                         Ended         Ended
                                                        July 3,       June 28,
                                                          2004          2003
                                                       ----------    ----------
Cash used in operating activities..................    $  (29,962)   $   (4,257)
Cash used in investing activities..................       (12,196)       (5,841)
Cash provided by (used in) financing activities....        40,489          (908)

CASH FLOWS

      At July 3, 2004, the Company had cash and cash equivalents of $2.7 million and available borrowing capacity of approximately $37.6 million under the revolving portion of its credit facility. Outstanding letters of credit as of July 3, 2004, totaled $6.2 million securing various insurance letters of credit.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used in operations was $30.0 million and $4.3 million for the six months ended July 3, 2004 and June 28, 2003, respectively. The cash used in operations for both periods reflects the operating results for the period, the seasonal increase of inventory and accounts receivable levels, as well as payments of accrued profit sharing and customer sales incentives. Additionally, cash used in operations for the six months ended July 3, 2004 includes the seasonal operating needs of Gentek.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures totaled $12.2 million and $5.8 million for the six months ended July 3, 2004 and June 28, 2003, respectively. Capital expenditures in the 2004 period include $1.1 million of capital expenditures for Gentek. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company's West Salem, Ohio manufacturing location and to increase capacity at two of the Company's window manufacturing facilities. Capital expenditures in the 2003 period were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location. The Company's estimate for total capital expenditures for 2004 is approximately $21 million reflecting additional spending to meet capacity requirements at the Company's window manufacturing facilities.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities for the six months ended July 3, 2004 include borrowings on the revolving portion of the Company's credit facility of $26.2 million, a capital contribution from Holdings of $14.5 million and $0.2 million paid for financing costs. Cash flows from financing activities for the six months ended June 28, 2003 reflect the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The increase in borrowings on the revolving portion of the credit facility for the six months ended July 3, 2004 of $26.2 million as compared to the same period in the prior year is due to the increased working capital requirements as a result of the increased sales, as well as Gentek's seasonal working capital needs. The Company believes there will be no outstanding borrowings on the revolving portion of its credit facility by the end of the third quarter of 2004. In addition, the Company intends to repay a portion of the borrowings on the term loan portion of its credit facility in the third and fourth quarters of 2004.

DESCRIPTION OF THE COMPANY'S OUTSTANDING INDEBTEDNESS

      The Company's 9 3/4% notes pay interest semi-annually in April and October. The Company's credit facility as of April 3, 2004 includes $140 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, payable quarterly at the end of each calendar quarter, and up to $70 million of available borrowings provided by revolving loans (including a Canadian subfacility of $15 million), which expire in 2007 and bear interest at LIBOR plus up to 3.00%. Outstanding borrowings on the revolving portion of the Company's credit facility totaled $26.2 million at July 3, 2004. No interest was paid on the credit facility in the second quarter of 2003 due to the fiscal quarter ending before June 30, 2003. The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company's 9 3/4% notes.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of July 3, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 and 2002 were sufficient such that no additional principal payments were required under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturity dates. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

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

EFFECTS OF INFLATION

      The Company believes that the effects of inflation have not been material to its operating results for each of the past three years, including interim periods. The Company's principal raw materials, vinyl resin, aluminum, and steel have historically been subject to significant price changes. Raw material pricing on the Company's key commodities continued to increase significantly in the second quarter of 2004. The Company believes that for the remainder of 2004, vinyl resin prices will decrease slightly based on historical seasonal trends. However, the Company believes aluminum costs will remain at their current levels or slightly increase for the remainder of 2004. The Company has announced price increases among all of its product offerings, which it believes will offset the impact of the raw material inflation. While the Company expects that any additional significant raw material price increases in 2004 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases including the announced price increases. At July 3, 2004, the Company had no raw material hedge contracts in place.

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

      - changes in raw material costs and availability and the Company's ability to pass on price increases to its customers to offset changes in raw material costs;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company has outstanding borrowings under the term loan and revolving loan portions of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At July 3, 2004, the Company had borrowings of $140.0 million under the term loan and $26.2 million under the revolving loan portions of its credit facility. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the six months ended July 3, 2004 by approximately $0.1 million.

      The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company's 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company's overall credit rating, which could be impacted by changes in the Company's future operating results.

FOREIGN CURRENCY EXCHANGE RISK

      The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of Gentek, the Company now realizes revenues from sales made through Gentek's Canadian distribution centers in Canadian dollars. The Company's Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At July 3, 2004, the Company had no currency hedges in place.

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

There have been no changes to the Company's internal control over financial reporting during the quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                                  Description
-------                                 -----------
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

* This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(b) Reports on Form 8-K

Report Date                                Description
------------                               -----------
May 10, 2004     The Company furnished a current report on Form 8-K to
                 report its financial results for the first quarter ended April
                 3, 2004 (Items 7 and 12).

May 10, 2004     The Company furnished a current report on Form 8-K to
                 report unaudited pro forma consolidated financial statements of the Company for the twelve months ended April 3, 2004
                 (Items 7 and 9).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ASSOCIATED MATERIALS INCORPORATED
                                          (Registrant)

Date: August 17, 2004           By: /s/ Michael Caporale, Jr.
                                    -----------------------------
                                    Michael Caporale, Jr.
                                    President, Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)

                                By: /s/ D. Keith LaVanway
                                    --------------------------------------
                                    D. Keith LaVanway
                                    Vice President - Chief Financial Officer
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
-------                                  -----------
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