Form 10-Q
period 2004-10-02
ASSOCIATED MATERIALS INC
filed 2004-11-16
CIK 802967

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 2, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from________________ to_________________________

                        Commission file number: 000-24956

                        ASSOCIATED MATERIALS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                        Delaware                                                 75-1872487
-------------------------------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation of Organization)     (I.R.S. Employer Identification No.)

   3773 State Rd. Cuyahoga Falls, Ohio                                 44223
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

Yes [ ] No [X]

      As of November 15, 2004, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

                        ASSOCIATED MATERIALS INCORPORATED
          REPORT FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2004

                                                                             Page No.
                                                                             --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
      Consolidated Balance Sheets...........................................     1
       October 2, 2004 (Unaudited) and January 3, 2004

      Consolidated Statements of Operations (Unaudited).....................     2
       Quarters ended October 2, 2004 and September 27, 2003
       Nine months ended October 2, 2004 and September 27, 2003

      Consolidated Statements of Cash Flows (Unaudited).....................     3
       Nine months ended October 2, 2004 and September 27, 2003

      Notes to Consolidated Financial Statements (Unaudited)................     4

   Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............    13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk......     22

   Item 4. Controls and Procedures.........................................     22

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings...............................................     23

   Item 6. Exhibits........................................................     23

SIGNATURES..................................................................    24

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        ASSOCIATED MATERIALS INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       (Unaudited)
                                                        October 2,   January 3,
                                                           2004         2004
                                                        ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents ......................     $  3,686     $  4,282
   Accounts receivable, net .......................      160,897      106,975
   Inventory ......................................      128,368       97,907
   Deferred income taxes ..........................        7,019        7,019
   Other current assets ...........................        6,723        5,564
                                                        --------     --------
     Total current assets .........................      306,693      221,747

Property, plant and equipment, net ................      143,880      140,846
Goodwill ..........................................      235,021      230,283
Other intangible assets, net ......................      113,771      116,136
Other assets ......................................        8,703        9,621
                                                        --------     --------
         Total assets .............................     $808,068     $718,633
                                                        ========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ...............................     $ 82,405     $ 49,881
   Amount due to parent ...........................        2,496            -
   Accrued liabilities ............................       57,577       53,234
   Income taxes payable ...........................        5,729        4,934
                                                        --------     --------
     Total current liabilities ....................      148,207      108,049

Deferred income taxes .............................       55,735       58,028
Other liabilities .................................       47,532       41,587
Long-term debt ....................................      307,376      305,000
Stockholder's equity ..............................      249,218      205,969
                                                        --------     --------
         Total liabilities and stockholder's equity     $808,068     $718,633
                                                        ========     ========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (In thousands)

                                                 Quarter      Quarter       Nine Months  Nine Months
                                                  Ended        Ended          Ended        Ended
                                                October 2,  September 27,   October 2,  September 27,
                                                   2004          2003          2004          2003
                                                ----------  -------------   ----------  -------------
Net sales .................................     $ 314,408     $ 223,806     $ 820,331     $ 515,113
Cost of sales .............................       227,347       159,587       599,590       365,926
                                                ---------     ---------     ---------     ---------
Gross profit ..............................        87,061        64,219       220,741       149,187
Selling, general and administrative expense        48,716        38,270       156,648       103,284
                                                ---------     ---------     ---------     ---------
Income from operations ....................        38,345        25,949        64,093        45,903
Interest expense, net .....................         6,218         9,706        18,484        20,627
Foreign currency (gain) loss ..............           (35)         (199)          580          (199)
                                                ---------     ---------     ---------     ---------
Income before taxes .......................        32,162        16,442        45,029        25,475
Income taxes ..............................        12,297         6,823        17,544        10,572
                                                ---------     ---------     ---------     ---------
Net income ................................     $  19,865     $   9,619     $  27,485     $  14,903
                                                =========     =========     =========     =========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                     Nine Months  Nine Months
                                                                        Ended        Ended
                                                                     October 2,   September 27,
                                                                        2004          2003
                                                                     ----------   -------------
OPERATING ACTIVITIES
Net income ......................................................     $  27,485     $  14,903
Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
     Depreciation and amortization ..............................        15,565         8,874
     Cost of sales expense related to an inventory fair value
       purchase accounting adjustment ...........................             -         1,402
     Amount due to parent .......................................         2,496             -
     Amortization of deferred financing costs ...................         1,102         4,953
     Changes in operating assets and liabilities:
       Accounts receivable, net .................................       (52,977)      (33,303)
       Inventories ..............................................       (29,807)      (10,457)
       Income taxes .............................................         1,690         9,914
       Accounts payable and accrued liabilities .................        36,941        21,500
       Other ....................................................        (2,820)          693
                                                                      ---------     ---------
Net cash provided by (used in) operating activities .............          (325)       18,479

INVESTING ACTIVITIES
Acquisition of Gentek Holdings, net of cash acquired ............             -      (112,521)
Additions to property, plant and equipment ......................       (16,970)       (9,587)
                                                                      ---------     ---------
Net cash used in investing activities ...........................       (16,970)     (122,108)

FINANCING ACTIVITIES
Proceeds from borrowings under term loan ........................             -       190,000
Repayments of term loan .........................................             -       (86,500)
Net increase in revolving line of credit ........................         2,376             -
Equity contribution from Holdings ...............................        14,498             -
Financing costs .................................................          (168)       (4,082)
Redemption of 9 1/4% senior subordinated notes ..................             -          (908)
                                                                      ---------     ---------
Net cash provided by financing activities .......................        16,706        98,510
                                                                      ---------     ---------
Net decrease in cash ............................................          (589)       (5,119)
Effect of exchange rate changes on cash .........................            (7)           35
                                                                      ---------     ---------
Cash at beginning of period .....................................         4,282        13,022
                                                                      ---------     ---------
Cash at end of period ...........................................     $   3,686     $   7,938
                                                                      =========     =========
Supplemental information:

Cash paid for interest ..........................................     $  13,249     $  13,198
                                                                      =========     =========
Cash paid for income taxes ......................................     $  13,020     $     510
                                                                      =========     =========

                             See accompanying notes.

                        ASSOCIATED MATERIALS INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2004
                                   (Unaudited)

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

      The Company's 2004 results of operations include the results of Gentek Holdings, Inc. for the entire 2004 periods presented, which was acquired on August 29, 2003 (see Note 3). The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. ("Holdings"), which is a wholly owned subsidiary of AMH Holdings, Inc. ("AMH") (see Note 2).

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

NOTE 2 - AMH HOLDINGS, INC.

      On February 19, 2004, AMH was incorporated. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management. Through Holdings, AMH contributed $14.5 million to the Company to pay the bonus to certain members of the Company's senior management. The management bonus is included in the Company's selling, general and administrative expense for the nine months ended October 2, 2004. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company and Holdings.

NOTE 3 - PRO FORMA INFORMATION

      On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as "Gentek". Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through company-owned distribution centers in the mid-Atlantic region of the United States and throughout Canada, as well as to independent distributors in the United States. The acquisition was completed to expand the Company's presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company's Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company maintains distinct separation of the Revere(R) and Gentek(R) brands from the Company's Alside(R) brand by continuing to offer differentiated products, marketing support and sales support.

      The following pro forma information for the quarter and nine months ended September 27, 2003 was prepared as if the acquisition of Gentek Holdings occurred as of the beginning of each period. On a pro forma basis, the Company would have had (in thousands):

                                                              Quarter       Nine Months
                                                               Ended           Ended
                                                            September 27,  September 27,
                                                                 2003          2003
                                                            -------------  -------------
Net sales................................................    $   281,911    $   705,153
Net income...............................................    $    12,517    $    18,241

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

NOTE 4 - INVENTORIES

      Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

                                                             October 2,     January 3,
                                                                 2004         2004
                                                             ----------     ----------
Raw materials...........................................     $   27,782     $   24,586
Work-in-process.........................................          9,796          6,307
Finished goods and purchased stock......................         90,790         67,014
                                                             ----------     ----------
                                                             $  128,368     $   97,907
                                                             ==========     ==========

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired and consists of $235.0 million including $197.5 million from the purchase price for the April 2002 merger transaction and $37.5 million from the acquisition of Gentek. None of the Company's goodwill is deductible for income tax purposes. The Company's other intangible assets consist of the following (in thousands):

                                Average                October 2, 2004                                January 3, 2004
                             Amortization   ---------------------------------------      ----------------------------------------
                                Period                   Accumulated   Net Carrying                    Accumulated   Net Carrying
                              (in Years)       Cost      Amortization     Value              Cost      Amortization      Value
                              ----------       ----      ------------  ------------      ----------    -----------    -----------
Trademarks and trade names.       15        $   109,280  $     4,244   $   105,036       $   109,280   $     2,844    $   106,436
Patents....................       10              6,550        1,600         4,950             6,550         1,110          5,440
Customer base..............        7              4,503          718         3,785             4,628           368          4,260
                                            -----------  -----------   -----------       -----------   -----------    -----------
Total other intangible
  assets..................                  $   120,333  $     6,562   $   113,771       $   120,458   $     4,322    $   116,136
                                            ===========  ===========   ===========       ===========   ===========    ===========

      The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside(R), Revere(R) and Gentek(R) trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million and $0.6 million for the quarters ended October 2, 2004 and September 27, 2003, respectively and $2.4 million and $1.7 million for the nine months ended October 2, 2004 and September 27, 2003, respectively.

NOTE 6 - LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                          October 2,   January 3,
                                                             2004        2004
                                                          ----------   ----------
9 3/4% notes .........................................     $165,000     $165,000
Term loan under credit facility ......................      140,000      140,000
Revolving loans under credit facility .................       2,376            -
                                                           --------     --------
                                                           $307,376     $305,000
                                                           ========     ========

      The Company's $165 million of 9 3/4% notes are due in 2012 and pay interest semi-annually in April and October. In connection with the acquisition of Gentek, the Company amended its existing credit facility by adding a term loan facility to borrow $190 million, which was utilized for the Gentek acquisition and repayment of the Company's existing $76.5 million of term loans, and expanded its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The term loans are due in August 2010 with minimum principal amortization of 1% per year with quarterly payments of the unamortized principal in the final year of the loan and bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.75% payable quarterly at the end of each calendar quarter. The revolving credit facility expires in 2007 and bears interest at LIBOR plus up to 3.00% payable quarterly at the end of each calendar quarter. In connection with the offering of the 11 1/4% notes, as described above in note 2, on March 18, 2004, the Company amended its credit facility. The amendment to the credit facility provides, among other things, for the guaranty by AMH of the obligations of the Company and Gentek Building Products Limited under the credit facility and the pledge of the stock of Holdings to secure and guaranty the credit facility.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of October 2, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 were sufficient such that no additional principal payments were required in 2004 under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.

NOTE 7 - STOCK PLANS

      The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions required under Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock Based Compensation." Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 - "Accounting for Stock-Based Compensation" requires this information to be disclosed on a quarterly basis. The pro forma effect on net income for the quarters and six months ended October 2, 2004 and September 27, 2003 would have been (in thousands):

                                                         Quarter          Quarter       Nine Months      Nine Months
                                                          Ended            Ended           Ended            Ended
                                                        October 2,      September 27,    October 2,     September 27,
                                                           2004            2003             2004            2003
                                                        ----------      -------------    ----------     -------------
Net income as reported ..............................   $ 19,865          $  9,619        $ 27,485         $ 14,903
Pro forma stock based employee compensation cost, net
   of tax ...........................................        (48)              (33)           (129)             (99)
                                                        --------          --------        --------         --------
Pro forma net income ................................   $ 19,817          $  9,586        $ 27,356         $ 14,804
                                                        ========          ========        ========         ========

NOTE 8 - INCOME TAXES

      Subsequent to the AMH transactions described in note 2, the Company agreed to participate in a tax sharing agreement with Holdings and AMH beginning in 2004. As a result, the Company reduced its estimated federal income tax liability for 2004, by the amount of benefit AMH recorded for the exercise of stock options in 2004. The amount due to parent at October 2, 2004 is primarily comprised of the amount of this income tax benefit. The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 39.0% on the income before taxes for the nine months ended October 2, 2004. This resulted in an effective tax rate of 38.2% for the quarter ended October 2, 2004. The Company recorded income taxes for the quarter and nine months ended September 27, 2003 at its then estimated full fiscal year effective tax rate of approximately 41.5%.

NOTE 9 - COMPREHENSIVE INCOME

      Comprehensive income differs from net income due to foreign currency translation adjustments as follows (in thousands):

                                             Quarter       Quarter     Nine Months   Nine Months
                                              Ended         Ended        Ended         Ended
                                            October 2,  September 27,  October 2,   September 27,
                                               2004          2003         2004           2003
                                            ----------  -------------  ----------   -------------
Net income as reported .................     $19,865        $ 9,619     $27,485        $14,903
Foreign currency translation adjustments       2,399            931       1,266            931
                                             -------        -------     -------        -------
Comprehensive income ...................     $22,264        $10,550     $28,751        $15,834
                                             =======        =======     =======        =======

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

                                   Quarter        Quarter         Nine Months     Nine Months
                                    Ended          Ended             Ended           Ended
                                  October 2,     September 27,     October 2,     September 27,
                                     2004           2003              2004            2003
                                  ----------     -------------     ----------     -------------
NET PERIODIC PENSION COST
Service cost ................     $   113         $    52           $   321         $   158
Interest cost ...............         649             514             1,905           1,544
Expected return on assets ...        (704)           (516)           (2,112)         (1,599)
Amortization of unrecognized:
   Cumulative net loss ......          88             107               228             321
                                  -------         -------           -------         -------
Net periodic pension cost ...     $   146         $   157           $   342         $   424
                                  =======         =======           =======         =======

      The Company has made its expected 2004 contributions to the Domestic Plans of $0.3 million.

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

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 October 2, 2004
                                 (In thousands)
                                   (Unaudited)

                                                       Guarantor      Non-Guarantor  Reclassification/
                                          Parent      Subsidiaries     Subsidiary      Eliminations    Consolidated
                                          ------      ------------     ----------      ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .......     $   3,101     $     585       $        -       $        -       $   3,686
   Accounts receivable, net ........       106,735        26,129           28,033                -         160,897
   Intercompany receivables ........             -             -           10,865          (10,865)              -
   Inventory .......................        80,993        16,070           31,305                -         128,368
   Deferred income taxes ...........         3,925         3,094                -                -           7,019
   Other current assets ............         5,528           555              640                -           6,723
                                         ---------     ---------        ---------        ---------       ---------
     Total current assets ..........       200,282        46,433           70,843          (10,865)        306,693

Property, plant and equipment, net .       105,965         5,254           32,661                -         143,880
Goodwill ...........................       197,461        37,560                -                -         235,021
Other intangible assets, net .......        99,596        12,684            1,491                -         113,771
Deferred income taxes ..............             -         9,063                -           (9,063)              -
Investment in subsidiaries .........       125,217        54,927                -         (180,144)              -
Other assets .......................         8,520             -              183                -           8,703
                                         ---------     ---------        ---------        ---------       ---------
         Total assets ..............     $ 737,041     $ 165,921        $ 105,178        $(200,072)      $ 808,068
                                         =========     =========        =========        =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ................     $  44,240     $  12,775        $  25,390       $        -       $  82,405
   Amount due to parent ............         2,496             -                -                -           2,496
   Intercompany payables ...........         9,230         1,635                -          (10,865)              -
   Accrued liabilities .............        41,823         7,400            8,354                -          57,577
   Income taxes payable ............         3,216         1,382            1,131                -           5,729
                                         ---------     ---------        ---------        ---------       ---------
     Total current liabilities .....       101,005        23,192           34,875          (10,865)        148,207

Deferred income taxes ..............        61,332             -            3,466           (9,063)         55,735
Other liabilities ..................        20,486        17,512            9,534                -          47,532
Long-term debt .....................       305,000             -            2,376                -         307,376
Stockholder's equity ...............       249,218       125,217           54,927         (180,144)        249,218
                                         ---------     ---------        ---------        ---------       ---------
         Total liabilities and
           stockholder's equity ....     $ 737,041     $ 165,921        $ 105,178        $(200,072)      $ 808,068
                                         =========     =========        =========        =========       =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 January 3, 2004
                                 (In thousands)

                                                       Guarantor     Non-Guarantor  Reclassification/
                                          Parent      Subsidiaries    Subsidiary      Eliminations    Consolidated
                                          ------      ------------    ----------      ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .......     $   2,399     $   2,982        $        -       $  (1,099)     $   4,282
   Accounts receivable, net ........        75,533        17,106            14,336               -        106,975
   Intercompany receivables ........             -         4,116             2,553          (6,669)             -
   Inventory .......................        60,909        14,418            22,580               -         97,907
   Deferred income taxes ...........         3,925         3,094                 -               -          7,019
   Other current assets ............         4,546           650               368               -          5,564
                                         ---------     ---------         ---------       ---------      ---------
     Total current assets ..........       147,312        42,366            39,837          (7,768)       221,747

Property, plant and equipment, net .        99,750         6,616            34,480               -        140,846
Goodwill ...........................       197,461        32,822                 -               -        230,283
Other intangible assets, net .......       101,272        13,201             1,663               -        116,136
Investment in subsidiaries .........       112,938        44,671                 -        (157,609)             -
Deferred income taxes ..............             -         5,798                 -          (5,798)             -
Other assets .......................         9,503             -               118               -          9,621
                                         ---------     ---------         ---------       ---------      ---------
         Total assets ..............     $ 668,236     $ 145,474         $  76,098       $(171,175)     $ 718,633
                                         =========     =========         =========       =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ................     $  30,045     $  10,213         $  10,722       $  (1,099)     $  49,881
   Intercompany payables ...........         6,669             -                 -          (6,669)             -
   Accrued liabilities .............        36,241        10,302             6,691               -         53,234
   Income taxes payable ............         3,761           389               784               -          4,934
                                         ---------     ---------         ---------       ---------      ---------
     Total current liabilities .....        76,716        20,904            18,197          (7,768)       108,049

Deferred income taxes ..............        60,425             -             3,401          (5,798)        58,028
Other liabilities ..................        20,126        11,632             9,829               -         41,587
Long-term debt .....................       305,000             -                 -               -        305,000
Stockholder's equity ...............       205,969       112,938            44,671        (157,609)       205,969
                                         ---------     ---------         ---------       ---------      ---------
         Total liabilities and
           stockholder's equity ....     $ 668,236     $ 145,474         $  76,098       $(171,175)     $ 718,633
                                         =========     =========         =========       =========      =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Quarter Ended October 2, 2004
                                 (In thousands)
                                   (Unaudited)

                                                                Guarantor    Non-Guarantor   Reclassification/
                                                   Parent     Subsidiaries    Subsidiary        Elimination     Consolidated
                                                   ------     ------------    ----------        -----------     ------------
Net sales ...................................     $ 222,546     $  47,561     $  65,608          $ (21,307)       $ 314,408
Cost of sales ...............................       156,446        40,205        52,003            (21,307)         227,347
                                                  ---------     ---------     ---------          ---------        ---------
Gross profit ................................        66,100         7,356        13,605                  -           87,061
Selling, general and administrative expense .        37,625         5,222         5,869                  -           48,716
                                                  ---------     ---------     ---------          ---------        ---------
Income from operations ......................        28,475         2,134         7,736                  -           38,345
Interest expense, net .......................         6,064             -           154                  -            6,218
Foreign currency gain .......................             -             -           (35)                 -              (35)
                                                  ---------     ---------     ---------          ---------        ---------
Income before taxes .........................        22,411         2,134         7,617                  -           32,162
Income taxes ................................         9,052         1,215         2,030                  -           12,297
                                                  ---------     ---------     ---------          ---------        ---------
Income before equity income from subsidiaries        13,359           919         5,587                  -           19,865
                                                      6,506         5,587             -            (12,093)               -
                                                  ---------     ---------     ---------          ---------        ---------
Equity income from subsidiaries .............
Net income (loss) ...........................     $  19,865     $   6,506     $   5,587          $ (12,093)       $  19,865
                                                  =========     =========     =========          =========        =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Quarter Ended September 27, 2003
                                 (In thousands)
                                   (Unaudited)

                                                              Guarantor    Non-Guarantor  Reclassification/
                                                  Parent     Subsidiaries   Subsidiary       Elimination      Consolidated
                                                  ------     ------------   ----------       -----------      ------------
Net sales .................................     $ 196,722     $  13,651      $  18,185        $  (4,752)        $ 223,806
Cost of sales .............................       137,407        11,808         15,124           (4,752)          159,587
                                                ---------     ---------      ---------        ---------         ---------
Gross profit ..............................        59,315         1,843          3,061                -            64,219
Selling, general and administrative expense        35,132         1,652          1,486                -            38,270
                                                ---------     ---------      ---------        ---------         ---------
Income from operations ....................        24,183           191          1,575                -            25,949
Interest expense, net .....................         9,647             -             59                -             9,706
Foreign currency gain .....................             -             -           (199)               -              (199)
                                                ---------     ---------      ---------        ---------         ---------
Income before taxes .......................        14,536           191          1,715                -            16,442
Income taxes ..............................         6,032            79            712                -             6,823
                                                ---------     ---------      ---------        ---------         ---------
Income before equity income from
  subsidiaries ............................         8,504           112          1,003                -             9,619
Equity income from subsidiaries ...........         1,115         1,003              -           (2,118)                -
                                                ---------     ---------      ---------        ---------         ---------
Net income (loss) .........................     $   9,619     $   1,115      $   1,003        $  (2,118)        $   9,619
                                                =========     =========      =========        =========         =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   For the Nine Months Ended October 2, 2004
                                 (In thousands)
                                  (Unaudited)

                                                             Guarantor     Non-Guarantor    Reclassification/
                                                 Parent     Subsidiaries    Subsidiary        Elimination      Consolidated
                                                 ------     ------------    ----------        -----------      ------------
Net sales .................................     $575,740      $135,941       $164,444          $(55,794)         $820,331
Cost of sales .............................      406,940       115,915        132,529           (55,794)          599,590
                                                --------      --------       --------          --------          --------
Gross profit ..............................      168,800        20,026         31,915                 -           220,741
Selling, general and administrative expense      122,875        16,614         17,159                 -           156,648
                                                --------      --------       --------          --------          --------
Income from operations ....................       45,925         3,412         14,756                 -            64,093
Interest expense, net .....................       18,192             7            285                 -            18,484
Foreign currency loss .....................            -             -            580                 -               580
                                                --------      --------       --------          --------          --------
Income before taxes .......................       27,733         3,405         13,891                 -            45,029
Income taxes ..............................       11,259         1,382          4,903                 -            17,544
                                                --------      --------       --------          --------          --------
Income before equity income from
  subsidiaries ............................       16,474         2,023          8,988                 -            27,485
Equity income from subsidiaries ...........       11,011         8,988              -           (19,999)                -
                                                --------      --------       --------          --------          --------
Net income (loss) .........................     $ 27,485      $ 11,011       $  8,988          $(19,999)         $ 27,485
                                                ========      ========       ========          ========          ========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 27, 2003
                                 (In thousands)
                                  (Unaudited)

                                                               Guarantor    Non-Guarantor   Reclassification/
                                                  Parent     Subsidiaries    Subsidiary        Elimination     Consolidated
                                                  ------     ------------    ----------        -----------     ------------
Net sales .................................     $ 488,029     $  13,651       $  18,185         $  (4,752)        $ 515,113
Cost of sales .............................       343,746        11,808          15,124            (4,752)          365,926
                                                ---------     ---------       ---------         ---------         ---------
Gross profit ..............................       144,283         1,843           3,061                 -           149,187
Selling, general and administrative expense       100,146         1,652           1,486                 -           103,284
                                                ---------     ---------       ---------         ---------         ---------
Income from operations ....................        44,137           191           1,575                 -            45,903
Interest expense, net .....................        20,568             -              59                 -            20,627
Foreign currency gain .....................             -             -            (199)                -              (199)
                                                ---------     ---------       ---------         ---------         ---------
Income before taxes .......................        23,569           191           1,715                 -            25,475
Income taxes ..............................         9,781            79             712                 -            10,572
                                                ---------     ---------       ---------         ---------         ---------
Income before equity income from
  subsidiaries ............................        13,788           112           1,003                 -            14,903
Equity income from subsidiaries ...........         1,115         1,003               -            (2,118)                -
                                                ---------     ---------       ---------         ---------         ---------
Net income (loss) .........................     $  14,903     $   1,115       $   1,003         $  (2,118)        $  14,903
                                                =========     =========       =========         =========         =========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the Nine Months Ended October 2, 2004
                                 (In thousands)
                                  (Unaudited)

                                                                      Guarantor    Non-Guarantor  Reclassification/
                                                          Parent     Subsidiaries   Subsidiary       Elimination     Consolidated
                                                          ------     ------------   ----------       -----------     ------------
Net cash provided by (used in) operating activities     $     (6)     $ (7,631)      $  6,213          $  1,099        $   (325)

INVESTING ACTIVITIES
Additions to property, plant and equipment ........      (15,324)       (1,062)          (584)                -         (16,970)
                                                        --------      --------       --------          --------        --------
Net cash used in investing activities .............      (15,324)       (1,062)          (584)                -         (16,970)

FINANCING ACTIVITIES
Net increase in revolving line of credit ..........            -             -          2,376                 -           2,376
Equity contribution from Holdings .................       14,498             -              -                 -          14,498
Financing costs ...................................          (67)            -           (101)                -            (168)
Intercompany transactions .........................        1,601         6,296         (7,897)                -               -
                                                        --------      --------       --------          --------        --------
Net cash provided by (used in) financing activities       16,032         6,296         (5,622)                -          16,706
                                                        --------      --------       --------          --------        --------
Net increase (decrease) in cash from continuing
  operations ......................................          702        (2,397)             7             1,099            (589)
Effect of exchange rates on cash ..................            -             -             (7)                -              (7)
Cash at beginning of period .......................        2,399         2,982              -            (1,099)          4,282
                                                        --------      --------       --------          --------        --------
Cash at end of period .............................     $  3,101      $    585       $      -          $      -        $  3,686
                                                        ========      ========       ========          ========        ========

                ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 27, 2003
                                 (In thousands)
                                  (Unaudited)

                                                                         Guarantor    Non-Guarantor  Reclassification/
                                                             Parent     Subsidiaries   Subsidiary       Elimination     Consolidated
                                                             ------     ------------   ----------       -----------     ------------
Net cash provided by (used in) operating activities ..     $  21,705     $  (3,048)    $    (178)        $       -       $  18,479

INVESTING ACTIVITIES
Acquisition of Gentek Holdings, net of cash acquired .      (112,521)            -             -                 -        (112,521)
Additions to property, plant and equipment ...........        (9,422)          (74)          (91)                -          (9,587)
                                                           ---------     ---------     ---------         ---------       ---------
Net cash used in investing activities ................      (121,943)          (74)          (91)                -        (122,108)

FINANCING ACTIVITIES
Proceeds from borrowings under term loan .............       182,500             -         7,500                 -         190,000
Repayments of term loan ..............................       (86,500)            -             -                 -         (86,500)
Financing costs ......................................        (4,082)            -             -                 -          (4,082)
Redemption of 9 1/4% senior subordinated notes .......          (908)            -             -                 -            (908)
Intercompany transactions ............................         4,036           898        (4,934)                -               -
                                                           ---------     ---------     ---------         ---------       ---------
Net cash provided by financing activities ............        95,046           898         2,566                 -          98,510
                                                           ---------     ---------     ---------         ---------       ---------
Net increase (decrease) in cash from continuing
  operations .........................................        (5,192)       (2,224)        2,297                 -          (5,119)
Effect of exchange rates on cash .....................             -             -            35                 -              35
Cash at beginning of period ..........................        13,022             -             -                 -          13,022
                                                           ---------     ---------     ---------         ---------       ---------
Cash at end of period ................................     $   7,830     $  (2,224)    $   2,332         $       -       $   7,938
                                                           =========     =========     =========         =========       =========

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

      During the third quarter of 2004 single-family housing starts and existing home sales continued at historically strong levels. In addition, short-term interest rates increased, but mortgage interest rates decreased. The Company believes it can sustain additional short-term interest rate increases without a significant negative impact on its net sales. The Company also believes that increased interest rates could result in homeowners remaining in and remodeling their current homes thus benefiting the Company's remodeling sales. Additionally, the Company believes increasing consumer confidence should offset any significant negative impact of interest rate increases. Overall, the Company believes the fundamentals for the building products industry remain strong.

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

      Because most of the Company's building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company typically makes borrowings under the revolving loan portion of its credit facility. The Company typically generates the majority of its cash flow in the fourth quarter.

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

      The Gentek acquisition has provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products, and operational best practices. The Company believes that the Gentek acquisition will provide synergy opportunities of approximately $11 million. The Company has implemented many of the actions necessary to drive these opportunities and expects to realize approximately $6 million of the benefits in 2004 with the remainder expected in 2005.

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

AMH HOLDINGS, INC.

      On February 19, 2004, AMH was incorporated. AMH has no material assets or operations other than its 100% ownership of Associated Materials Holdings, Inc. ("Holdings"), the Company's parent company. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004 and are no longer stockholders and option holders of Holdings. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH's preferred stock including accrued and unpaid dividends, pay a dividend to AMH's common stockholders and pay a bonus to certain members of the Company's senior management. Through Holdings, AMH contributed $14.5 million to the Company to pay the management bonus. The management bonus is included in the Company's selling, general and administrative expense for the nine months ended October 2, 2004. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The AMH notes are structurally subordinated to all existing and future debt and other liabilities of AMH's existing and future subsidiaries, including the Company and Holdings. On October 29, 2004, AMH completed an offer to exchange the entire principal amount at maturity of its outstanding 11 1/4% senior discount notes for an equal amount at maturity of notes with substantially equivalent terms that have been registered under the Securities Act of 1933.

RESULTS OF OPERATIONS

      The Company's 2004 results of operations include the results of Gentek, which was acquired on August 29, 2003. Operating results for the 2003 periods presented include the results of Gentek subsequent to the acquisition date. Gentek's results as compared to Alside's results typically have a lower gross profit margin percentage as a larger proportion of Gentek's net sales are to independent distributors versus to contractors through company-owned distribution centers. Additionally, a portion of Gentek's sales are from manufacturing and distributing aluminum trim coil and aluminum and steel siding and accessories, which generate lower gross profit margins than vinyl products. Gentek's selling, general and administrative expense as a percentage of net sales is typically lower than Alside's as Gentek does not have as large of a proportion of fixed costs associated with operating company-owned distribution centers. The Company anticipates that on a consolidated basis, its gross profit margin percentage and its selling, general and administrative expense as a percentage of net sales will decrease as compared to periods prior to the Gentek acquisition.

      The following table sets forth for the periods indicated the results of the Company's operations (in thousands):

                                                 Quarter        Quarter      Nine Months   Nine Months
                                                  Ended          Ended          Ended         Ended
                                                October 2,    September 27,   October 2,   September 27,
                                                  2004           2003           2004          2003
                                                ----------    -------------   ----------   -------------
Net sales .................................     $ 314,408       $ 223,806     $ 820,331     $ 515,113
Gross profit ..............................        87,061          64,219       220,741       149,187
Selling, general and administrative expense        48,716          38,270       156,648       103,284
                                                ---------       ---------     ---------     ---------
Income from operations ....................        38,345          25,949        64,093        45,903
Interest expense, net .....................         6,218           9,706        18,484        20,627
Foreign currency (gain) loss ..............           (35)           (199)          580          (199)
                                                ---------       ---------     ---------     ---------
Income before income taxes ................        32,162          16,442        45,029        25,475
Income taxes ..............................        12,297           6,823        17,544        10,572
                                                ---------       ---------     ---------     ---------
Net income ................................     $  19,865       $   9,619     $  27,485     $  14,903
                                                =========       =========     =========     =========
Other Data:
EBITDA (a)(b) .............................     $  43,702       $  29,510     $  79,078     $  54,976
Adjusted EBITDA (a)(b) ....................        43,702          30,912        93,576        56,378

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

                                                                Quarter        Quarter       Nine Months    Nine Months
                                                                 Ended          Ended           Ended          Ended
                                                               October 2,   September 27,    October 2,    September 27,
                                                                  2004           2003           2004            2003
                                                               ----------   -------------    ----------    -------------
Reconciliation of net income to EBITDA and Adjusted
  EBITDA:
Net income.....................................                 $ 19,865     $  9,619         $ 27,485       $ 14,903
Interest.......................................                    6,218        9,706           18,484         20,627
Taxes..........................................                   12,297        6,823           17,544         10,572
Depreciation and amortization..................                    5,322        3,362           15,565          8,874
                                                                --------     --------         --------       --------
EBITDA                                                            43,702       29,510           79,078         54,976
Cost of sales adjustment.......................                        -        1,402                -          1,402

Management bonus (c)...........................                        -            -           14,498              -
                                                                --------     --------         --------       --------
Adjusted EBITDA................................                 $ 43,702     $ 30,912         $ 93,576       $ 56,378
                                                                ========     ========         ========       ========

(b) The 2004 results of operations include the results of Gentek for the full periods presented. The results of operations for the quarter and nine months ended September 27, 2003 include the results of Gentek for the period subsequent to its acquisition on August 29, 2003. A reconciliation of Gentek's net income to EBITDA and adjusted EBITDA for the quarter and nine months ended October 2, 2004 and September 27, 2003 is as follows (in thousands):

                                                                                    Quarter
                                                                                      and
                                                       Quarter      Nine Months    Nine Months
                                                        Ended          Ended          Ended
                                                     October 2,     October 2,    September 27,
                                                        2004           2004           2003
                                                     ----------     ----------    -------------
Reconciliation of Gentek's net income to EBITDA
Net income ....................................         $ 6,508         $10,873         $ 1,099
Interest ......................................             154             292              59
Taxes .........................................           3,247           6,185             779
Depreciation and amortization .................           1,794           5,374             485
                                                        -------         -------         -------
Gentek's EBITDA ...............................          11,703          22,724           2,422
Cost of sales adjustment ......................               -               -           1,402
                                                        -------         -------         -------
Gentek's adjusted EBITDA ......................         $11,703         $22,724         $ 3,824
                                                        =======         =======         =======

(c) Represents a management bonus paid in connection with the completion on March 4, 2004 of AMH's offering of senior discount notes.

Quarter Ended October 2, 2004 Compared to Quarter Ended September 27, 2003

      Net sales increased 40.5% to $314.4 million during the third quarter of 2004 compared to $223.8 million for the same period in 2003, driven by increased vinyl window, vinyl siding and third-party manufactured product sales at Alside along with net sales from Gentek, which contributed $97.7 million of net sales in the third quarter of 2004 compared to $27.1 million of net sales for the same period in 2003. Gross profit in the third quarter of 2004 was $87.1 million, or 27.7% of net sales, compared to gross profit of $64.2 million, or 28.7% of net sales, in the third quarter of 2003. The decrease in gross profit margin percentage was primarily due to the impact of the results contributed by Gentek as Gentek's gross margin percentage is typically lower than Alside's. Also contributing to the lower gross margin percentage were increased costs of the Company's key raw materials - vinyl resin, aluminum and steel. Selling, general and administrative expense increased to $48.7 million, or 15.5% of net sales, for the third quarter of 2004 versus $38.3 million, or 17.1% of net sales, for the same period in 2003. The increase in selling, general and administrative expense was a result of the impact of the acquisition of Gentek, the result of adding three new Alside supply centers in 2004, one new Gentek supply center in 2004 and increases in expenses at existing supply centers to support the increased sales. Income from operations was $38.3 million in the third quarter of 2004 compared to $25.9 million for the same period in 2003.

      Interest expense decreased 35.9% during the third quarter of 2004 compared to the same period in 2003. The decrease in interest expense is due to the 2003 period including $3.9 million of accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility for the Gentek acquisition. This was partially offset by additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. Subsequent to the AMH transactions described above, the Company agreed to participate in a tax sharing agreement with Holdings and AMH beginning in 2004. As a result, the Company reduced its estimated federal income tax liability for 2004, by the amount of benefit AMH recorded for the exercise of stock options in 2004. The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 39.0% on the income before taxes for the nine months ended October 2, 2004, which resulted in an effective tax rate of 38.2% for the quarter ended October 2, 2004. The Company recorded income taxes for the quarter ended September 27, 2003 at its then estimated full fiscal year effective tax rate of approximately 41.5%. The decrease in the Company's effective tax rate was primarily due to the inclusion of Gentek for the full quarter of 2004 versus a partial quarter of 2003 as the effective tax rate for Gentek's Canadian subsidiary is less than the effective tax rate in the United States.

      Net income increased to $19.9 million for the quarter ended October 2, 2004 compared to $9.6 million for the quarter ended September 27, 2003. The increase in net income was a result of the increased sales and operating income from the Alside division, the reduction of interest expense and the $6.5 million of full quarter net income contributed by Gentek for the quarter ended October 2, 2004, as compared to $1.1 million of net income contributed by Gentek for the same period in 2003.

      EBITDA for the third quarter of 2004 was $43.7 million compared to $29.5 million for the same period in 2003. Adjusted EBITDA for the third quarter of 2003 was $30.9 million. There were no adjustments to EBITDA for the third quarter of 2004. Adjusted EBITDA for the quarter ended September 27, 2003 excludes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek. Gentek contributed $11.7 million of EBITDA in the third quarter of 2004 and $2.4 million and $3.8 million of EBITDA and adjusted EBITDA, respectively, for the same period in 2003.

      Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

      Net sales increased 59.3% to $820.3 million for the nine months ended October 2, 2004 compared to $515.1 million for the same period in 2003, driven by increased vinyl window, vinyl siding and third-party manufactured product sales at Alside along with net sales from Gentek, which contributed $256.8 million of net sales for the nine months ended October 2, 2004 compared to $27.1 million of net sales for the same period in 2003. Gross profit for the nine months ended October 2, 2004 was $220.7 million, or 26.9% of net sales, compared to gross profit of $149.2 million, or 29.0% of net sales, for the same period of 2003. The decrease in gross profit margin percentage was primarily due to the impact of the results contributed by Gentek along with the impact from the increased costs of vinyl resin, aluminum and steel. Selling, general and administrative expense increased to $156.6 million, or 19.1% of net sales, for the nine months ended October 2, 2004 as compared to $103.3 million, or 20.1% of net sales, for the same period in 2003. The increase in selling, general and administrative expense was a result of the $14.5 million management bonus relating to AMH's offering of senior discount notes, the impact of the acquisition of Gentek, the result of adding three new Alside supply centers and one Gentek supply center in 2004 along with three new supply centers in 2003, which had a full nine months of expense in 2004, as well as increases in expenses at existing supply centers to support the increased sales. Income from operations was $64.1 million for the nine months ended October 2, 2004 compared to $45.9 million for the same period in 2003.

      Interest expense decreased 10.4% for the nine months ended October 2, 2004 compared to the same period in 2003. The decrease in interest expense was due to interest expense for the nine months ended September 27, 2003 including $3.9 million of accelerated amortization of previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendment to the credit facility for the Gentek acquisition. This was partially offset by additional borrowings on the term loan as a result of the Gentek acquisition, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. The Company has recorded income taxes at its estimated full fiscal year effective tax rate of approximately 39.0% on the income before taxes for the nine months ended October 2, 2004. The Company recorded income taxes for the nine months ended September 27, 2003 at its then estimated full fiscal year effective tax rate of approximately 41.5%. The decrease in the Company's effective tax rate was primarily due to the inclusion of Gentek for the full nine months of 2004 versus a partial period of 2003 as the effective tax rate for Gentek's Canadian subsidiary is less than the effective tax rate in the United States.

      Net income increased to $27.5 million for the nine months ended October 2, 2004 compared to $14.9 million for the same period in 2003. The increase in net income was a result of the increased sales and operating income from the Alside division, the $10.9 million of net income contributed by Gentek for the nine months ended October 2, 2004, as compared to $1.1 million of net income contributed by Gentek for the same period in 2003, and the decrease in interest expense, as well as the reduced effective income tax rate.

      EBITDA for the nine months ended October 2, 2004 was $79.1 million compared to $55.0 million for the same period in 2003. Adjusted EBITDA for the nine months ended October 2, 2004 was $93.6 million compared to $56.4 million for the same period in 2003. As compared to EBITDA, Adjusted EBITDA for the nine months ended October 2, 2004 excluded a bonus paid to certain members of Company management totaling approximately $14.5 million related to the completion of the offering of senior discount notes on March 4, 2004 by AMH. Adjusted EBITDA for the nine months ended September 27, 2003 excludes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek. Gentek contributed $22.7 million of EBITDA for the nine months ended October 2, 2004, and $2.4 million and $3.8 million of EBITDA and adjusted EBITDA, respectively, for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The following sets forth a summary of the Company's cash flows for the nine months ended October 2, 2004 and September 27, 2003 (in thousands):

                                                               Nine Months    Nine Months
                                                                  Ended          Ended
                                                               October 2,     September 27,
                                                                  2004            2003
                                                               ----------     -------------
Cash provided by (used in) operating activities........         $    (325)     $  18,479
Cash used in investing activities......................           (16,970)      (122,108)
Cash provided by financing activities..................            16,706         98,510

CASH FLOWS

      At October 2, 2004, the Company had cash and cash equivalents of $3.7 million and available borrowing capacity of approximately $61.4 million under the revolving portion of its credit facility. Outstanding letters of credit as of October 2, 2004, totaled $6.2 million securing various insurance letters of credit.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used in operations was $0.3 million for the nine months ended October 2, 2004 and net cash provided by operations was $18.5 million for the nine months ended September 27, 2003. The cash used in operations for the nine months ended October 2, 2004 reflected the operating results for the period, which included increased inventory due to increased raw material costs and expanded third party manufactured product offerings at the Company's supply centers and seasonal increases in accounts receivable. This was offset by increased accounts payable, primarily due to the increase in inventory, and accrued liabilities, which was primarily due to increased accrued customer incentives, commissions and profit sharing due to the increased sales and earnings. Additionally, the Company made estimated federal income tax payments in the third quarter of 2004, however no estimated payments were required in the same period in 2003. The net cash provided by operations for the nine months ended September 27, 2003 primarily reflected the operating results for the period offset by the seasonal increases of accounts receivable and inventory during the summer selling period, primarily offset by a seasonal increase in accounts payable. The Company expects to generate $35 to $40 million of positive cash flow from operations through reductions of working capital in the fourth quarter of 2004.

CASH FLOWS FROM INVESTING ACTIVITIES

      Capital expenditures totaled $17.0 million and $9.6 million for the nine months ended October 2, 2004 and September 27, 2003, respectively. Capital expenditures for Gentek were $1.6 million and $0.2 million in the 2004 and 2003 periods, respectively. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company's West Salem, Ohio manufacturing location and to increase capacity at two of the Company's window manufacturing facilities to support the Company's continued growth in the Company's vinyl window product offering. Capital expenditures in the 2003 period were primarily to replace vinyl siding extrusion and handling equipment at the Company's Ennis, Texas manufacturing location. The Company's estimate for total capital expenditures for 2004 is approximately $21 million reflecting additional spending to meet capacity requirements at the Company's window manufacturing facilities. Cash flows from investing activities for the nine months ended September 27, 2003 also included the net acquisition amount paid for Gentek of $112.5 million, net of cash acquired.

CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities for the nine months ended October 2, 2004 included borrowings on the revolving portion of the Company's credit facility of $2.4 million, a capital contribution from Holdings of $14.5 million and $0.2 million paid for financing costs. The increased levels of inventory and accounts receivable have led to continued borrowings on the revolving portion of its credit facility. The Company believes there will be no outstanding borrowings on the revolving portion of its credit facility by the end of the fourth quarter of 2004. In addition, the Company intends to repay a portion of the borrowings on the term loan portion of its credit facility in the fourth quarter of 2004.

      For the nine months ended September 27, 2003, the purchase consideration of the Gentek acquisition was $113.6 million ($112.5 million, net of cash acquired). In addition, the Company paid $4.1 million of financing costs, repaid $76.5 million of existing Company term loans and $0.6 million of accrued interest under the Company's existing credit facility. The Gentek acquisition purchase consideration, financing costs and the repayment of term loans and accrued interest were financed by cash flows from financing activities for the nine months ended September 27, 2003 including borrowings of $190.0 million under the term loan portion and $10.2 million under the revolving loan portion of the Company's amended and restated credit facility. The Company repaid the $10.2 million of borrowings under the revolving loan portion of its credit facility and $10.0 million of term loans using cash flows from operations and net cash settlements that occurred subsequent to the close of the Gentek acquisition. Additionally, cash flows from financing activities included the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

DESCRIPTION OF THE COMPANY'S OUTSTANDING INDEBTEDNESS

      The Company's 9 3/4% notes pay interest semi-annually in April and October. The Company's credit facility as of October 2, 2004 includes $140 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (LIBOR) plus 2.75%, payable quarterly at the end of each calendar quarter, and up to $70 million of available borrowings provided by revolving loans (including a Canadian subfacility of $15 million), which expire in 2007 and bear interest at LIBOR plus up to 3.00%. Outstanding borrowings on the revolving portion of the Company's credit facility totaled $2.4 million at October 2, 2004. The Company's payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company's 9 3/4% notes.

      The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with these covenants as of October 2, 2004. On an annual basis, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the credit facility. The payments on the term loan in 2003 and 2002 were sufficient such that no additional principal payments were required under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturity dates. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

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

EFFECTS OF INFLATION

      The Company's principal raw materials, vinyl resin, aluminum, and steel have historically been subject to significant price changes. Raw material pricing on the Company's key commodities increased significantly for the quarter and nine months ended October 2, 2004 have risen significantly. The Company believes the impact of the raw material price increases has led to a decrease in gross margin of approximately $2 million for the nine months ended October 2, 2004. The Company's principal raw materials, vinyl resin, aluminum, and steel have historically been subject to significant price changes. The Company has announced two vinyl siding and two aluminum price increases in 2004, which have partially offset the raw material inflation. Historically vinyl resin costs seasonally decrease in the fourth quarter of the year as a result of reduced seasonal demand in the resin market. However, the Company believes vinyl resin costs will remain at or slightly above the levels at the end of the third quarter. The Company believes aluminum costs will remain at their current levels or slightly increase for the remainder of 2004. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin, aluminum and steel may continue to increase in 2005. The Company has announced price increases among all of its product offerings, which it believes will partially offset the impact of the raw material inflation. While the Company expects that any additional significant raw material price increases in 2004 will be offset by price increases to its customers, there can be no assurances that the Company will be able to pass on any future price increases including the announced price increases and there may be a delay from quarter to quarter. At October 2, 2004, the Company had no raw material hedge contracts in place.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      The Company has outstanding borrowings under the term loan and revolving loan portions of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At October 2, 2004, the Company had borrowings of $140.0 million under the term loan and $2.4 million under the revolving loan portions of its credit facility. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the nine months ended October 2, 2004 by approximately $0.1 million.

      The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company's 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company's overall credit rating, which could be impacted by changes in the Company's future operating results.

FOREIGN CURRENCY EXCHANGE RISK

      The Company's revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of Gentek, the Company now realizes revenues from sales made through Gentek's Canadian distribution centers in Canadian dollars. The Company's Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At October 2, 2004, the Company had no currency hedges in place.

COMMODITY PRICE RISK

      See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation" for a discussion of the market risk related to the Company's principal raw materials, vinyl resin, aluminum and steel.

ITEM 4 CONTROLS AND PROCEDURES

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

There have been no changes to the Company's internal control over financial reporting during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                ASSOCIATED MATERIALS INCORPORATED
                                ---------------------------------
                                           (Registrant)

Date: November 16, 2004         By: /s/ Michael Caporale, Jr.
                                    -----------------------------------------
                                    Michael Caporale, Jr.
                                    President, Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)

                                By: /s/ D. Keith LaVanway
                                    -----------------------------------------
                                    D. Keith LaVanway
                                    Vice President - Chief Financial Officer
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

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

32.2.                       Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002