Form 10-K
period 2005-01-01
ASSOCIATED MATERIALS INC
filed 2005-04-01
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER 000-24956

Associated Materials Incorporated
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-1872487 (I.R.S. Employer Identification No.)

3773 STATE ROAD
CUYAHOGA FALLS, OHIO 44223
(Address of principal executive offices)

(330) 929-1811
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the Common Stock held by non-affiliates of the registrant at July 3, 2004: None

     As of March 28, 2005, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

     Documents incorporated by reference: None

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Exhibit 10.13 Amended & Restated Emp Agrmt Caporale
Exhibit 10.14 Amended & Restated Emp Agrmt Lavanway
Exhibit 10.17 Amended & Restated Emp Agrmt Bloom
Exhibit 10.18 Amended & Restated Emp Agrmt Franco
Exhibit 10.19 Amended & Restated Emp Agrmt Haumesser
Exhibit 10.30 Tax Sharing Agreement
Exhibit 21.1 List of Subsidiaries
Exhibit 31.1 Sect 302 CEO Certification
Exhibit 31.2 Sect 302 CFO Certification
Exhibit 32.1 Sect 906 Certification
Exhibit 32.2 Sect 906 Certification

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Associated Materials Incorporated (the “Company” or “AMI”) was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. (“Holdings”). The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of supply centers. As of January 1, 2005, the Company had 125 supply centers in its network. Approximately two-thirds of the Company’s products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

     The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to consistently gain market share over the last five years. Approximately 70% of the Company’s total net sales are generated through the Company’s network of supply centers with the remainder sold to independent distributors and dealers.

RECAPITALIZATION TRANSACTIONS

     AMH Holdings, Inc. (“AMH”) was incorporated in Delaware on February 19, 2004. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH and are no longer stockholders and option holders of Holdings. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company’s direct parent company. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes (“11 1/4% notes”). The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of the Company’s senior management and a director. Through Holdings, AMH contributed $14.5 million to the Company to pay the bonus. The completion of the aforementioned transactions constitute the March 2004 dividend recapitalization.

     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp S.A. (“Investcorp”) for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, Inc. (“Harvest Partners”), retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Subsequent to the share purchase by Investcorp, each of Investcorp and Harvest Partners, through their respective affiliates, have a 50% voting interest in AMH. Immediately following these transactions, on December 22, 2004, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH Holdings II, Inc. (“AMH II”), a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, the Company increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014 (“13 5/8% notes”). AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH upon the exercise of options to purchase AMH common stock. Of this $96.4 million dividend, approximately $62.7 million was paid in cash and approximately $33.7 million was paid in the form of promissory notes issued by AMH II to each of its Class B common shareholders. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, AMI declared a dividend in forgiveness of the intercompany loan.

     On December 22, 2004, in connection with such transactions, the Company paid a bonus in the aggregate amount of approximately $22.3 million to certain members of the Company’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. The Company incurred transaction related costs of $ 28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statement of operations and $12.1 million for financing related costs. The Company also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constitute the December 2004 recapitalization transaction.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Prior to the sale of AmerCable, as discussed below in “Acquisitions and Divestitures,” the Company had two reportable segments: building products and electrical cable products. Subsequent to the sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. See Note 19 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

INDUSTRY OVERVIEW

     Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, has been less sensitive and thus less cyclical than demand for new home construction. Demand for repair and remodeling is driven by the following:

-	Favorable demographics. The segment of the population age 50 years and above, which generally favors professionally installed, low maintenance home improvements, is growing. By 2010, this age segment will represent approximately 40% of the United States population.

-	Aging of the housing stock. The median home age increased from 23 years in 1985 to 31 years in 2003, and approximately 60% of the current housing stock was built prior to 1980.

-	Increase in average home size. The average home size increased over 25% from 1,785 square feet in 1985 to 2,330 square feet in 2003.

-	Favorable mortgage interest rates. Mortgage interest rates over the past few years have been at historically low levels.

     As a result of these drivers, according to the U.S. Census Bureau, total expenditures for residential improvements and repairs increased from $121.9 billion in 1993 to $187.4 billion in 2003.

     Repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects.

     Vinyl comprises the largest share of the residential window and siding markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. According to industry reports, based on unit sales, vinyl accounted for approximately 40% of the exterior siding market and approximately 58% of the residential window market in 2003. Vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl’s favorable attributes, lifetime cost advantages, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. Vinyl siding has achieved increased acceptance in the new construction market as builders and home buyers have recognized vinyl’s low maintenance, durability and price advantages. The Company believes that vinyl windows and vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.

     Aluminum and steel building products complement vinyl window and siding installations. Aluminum soffit, trim coil, and accessories are typically used in vinyl installations to prepare surfaces and provide certain aesthetic features. Aluminum siding is primarily geared toward niche markets in Canada and the United States. Steel siding continues to be an important product for the “hail belt” regions due to steel’s superior resistance to impact damage.

     Products. The Company’s principal product offerings are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s net sales.

     The Company manufactures and distributes windows in the premium, standard and economy categories, primarily under the Alside(R), Revere(R), and Gentek(R) brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bows, as well as patio doors. All of the Company’s windows are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur(R), a fusion-welded window featuring a slim design; Performance Series™, a new construction product with superior strength and stability; and UltraMaxx(R), an extra-thick premium window available in light oak, dark oak and cherry woodgrain interior finishes.

     The Company manufactures and distributes vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside(R), Revere(R) and Gentek(R) brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, resistance to deflection and ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. The Company also offers specialty siding products such as shakes and scallops, beaded siding, extended length siding and variegated siding. The Company’s product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of the Company’s siding products are accompanied by limited 50 year to lifetime warranties. Key offerings include Charter Oak(R), a premium product whose exclusive TriBeam™ design system provides superior rigidity; CenterLock(R), an easy-to-install product designed for maximum visual appeal; and Landscape(R), an economy product featuring a premium look.

     The Company’s metal offerings include aluminum trim coil and flatstock, as well as aluminum and steel siding and accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines.

     The Company manufactures a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. The Company’s innovative Color Clear Through(R) program matches twelve core colors across its vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco, or metal, and are used to seal exterior corners, fenestration and other areas. These products are typically formed on site to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted for by other materials. Trim coil and flatstock represented a majority of the Company’s metal product sales since the date of the Gentek acquisition.

     The Company offers a wide range of metal siding and accessories, with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. Steel siding and accessories are generally marketed in “hail belt” regions due to steel’s superior resistance to impact damage. The Company offers steel siding in a full complement of profiles including 8”, vertical and Dutch lap. The Company manufactures aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. While aluminum siding sales are limited to niche markets, aluminum accessories enjoy popularity in vinyl siding applications, particularly in Canada. All aluminum soffit colors match or complement the Company’s core vinyl siding colors, as well as those of several of the Company’s competitors.

     A summary of the Company’s window and siding product offerings is presented in the table below according to the Company’s product line classification:

PRODUCT LINE	WINDOW	VINYL SIDING	STEEL SIDING	ALUMINUM SIDING
Premium	Preservation Sheffield UltraMaxx Advantage Sovereign Sequoia Select Regency	Berkshire Beaded Bennington Board and Batten Centennial Beaded CenterLock Charter Oak Northern Forest Preservation Sequoia Sovereign Select Williamsport	Cedarwood Driftwood SuperGuard SteelTek SteelSide Universal Gallery Series	Cedarwood Vin.Al.Wood Deluxe
Standard	Alpine 8000 Series Gentek 80 Series Excalibur Geneva Signature Berkshire Sierra	Advantage Plus Advantage III Amherst Concord Fair Oaks Odyssey Plus Seneca Signature Supreme Somerville III
Economy	Alpine 70 Series Gentek 70 Series Centurion Concord New Construction Performance Series Blue Print Series Amherst	Conquest Driftwood Landscape Aurora Driftwood Aurora Brushed		Woodgrain Series

     The Company produces vinyl fencing, decking and railing under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing. The Company primarily markets its fencing, decking and railing through independent dealers. In 2003, the Company sold its assets related to vinyl garage doors and discontinued this product line. Sales of garage doors were less than 1% of total net sales in 2003.

     To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. These products include roofing materials, insulation, and installation equipment and tools.

     Marketing and Distribution. The Company markets exterior residential building products to more than 50,000 professional home improvement and new construction contractors primarily through a North American distribution network of 125 supply centers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. The Company believes that it is one of only two major vinyl window and siding manufacturers that markets its products primarily through company-owned distribution centers. Approximately 70% of the Company’s total net sales are made through its supply centers.

     The Company believes that distributing products through its supply centers provides the Company with certain competitive advantages such as (a) building long-standing customer relationships; (b) developing comprehensive, customized marketing programs to assist the Company’s customer contractors; (c) closely monitoring developments in local customer preferences; and (d) ensuring product availability through integrated logistics between the Company’s manufacturing and distribution facilities. The Company’s customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers. Many have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. The Company supports its contractor customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer’s price, color and quality requirements. The Company’s daily contact with its contractor customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which the Company competes. This direct presence in the marketplace permits the Company to obtain current local market information, providing it with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.

     The Company believes that its supply centers provide “one-stop shopping” to meet the specialized needs of its contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing, as well as products manufactured by third parties. The Company believes that its ability to provide a broad range of products is a key competitive advantage because it allows its contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, the Company has historically achieved economies of scale in sales and marketing by developing integrated multiple product programs on the national, regional and local levels. For example, in 2000 the Company introduced Preservation as the industry’s first bundled premium window and siding marketing program.

     Each of the Company’s supply centers is evaluated as a separate profit center, and compensation of supply center personnel is based in part on the supply center’s operating results. Decisions to open new supply centers, and to close or relocate existing supply centers, are based on the Company’s continuing assessment of market conditions and individual location profitability. Over the past five years, the Company has opened 28 supply centers. Through the Company’s acquisition of Gentek, the Company added 33 company-owned supply centers to its existing distribution network. The Company intends to open five additional distribution centers in 2005 and consolidate two distribution centers.

     Through many of its supply centers, the Company provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. The Company also provides installation services for vinyl replacement windows through several of its supply centers.

     The Company also sells the products it manufactures directly to dealers and distributors, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company’s marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company’s distribution partners are carefully selected based on their ability to drive sales of the Company’s products, high customer service levels and other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets without deploying the necessary capital to establish a company-owned supply center. Sales to independent distribution account for approximately 30% of the Company’s net sales. Despite their aggregate lower percentage of total sales, the Company’s largest individual customers are its large direct dealers and independent distributors. No single customer accounted for 5% or more of the Company’s 2004 net sales.

     Manufacturing. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio, Bothell, Washington, Cedar Rapids, Iowa, Kinston, North Carolina, and London, Ontario. The Company manufactures its vinyl siding products at its facilities in Ennis, Texas and Burlington, Ontario. In November 2004, the Company announced a plan to close its vinyl siding manufacturing plant located in Freeport, Texas, which is expected to be completed in the second quarter of 2005 and move the volume to the Ennis, Texas vinyl siding plant. Since the Company opened the Freeport facility, extrusion technology has improved so that throughput on new extruders is approximately double that of older model extruders. The closing of the plant is being taken to rationalize production capacity and reduce fixed costs. The Company believes it has sufficient capacity at its other facilities to meet anticipated sales of vinyl siding and accessories. Furthermore, the Company believes it can improve product quality and efficiency by upgrading equipment at its remaining facilities.

     The Company operates a vinyl extrusion facility in West Salem, Ohio. The Company’s window fabrication plants in Cuyahoga Falls, Ohio, Kinston, North Carolina and Cedar Rapids, Iowa each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. The Company’s Bothell, Washington facility produces its glass inserts, but has a long-term contract to purchase its vinyl extrusions from a third-party supplier. The Company also has two metals manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec. The Company expects to complete construction in 2005 of a new window manufacturing facility in Yuma, Arizona. The Company believes that it has adequate capacity to meet its sales expectations for the foreseeable future.

     The Company’s window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. The Company’s vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.

     Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which are available from a number of suppliers. The Company has a contract with its resin supplier to supply substantially all of its vinyl resin requirements and believes that other suppliers could also meet its requirements. This contract will expire in December 2006. The price of vinyl resin has been, and will likely continue to be, volatile. The Company generally has been able to pass through price increases in raw materials to its customers. The price of vinyl resin increased significantly during 2004 and also increased during 2003. Prices for aluminum and steel also increased in 2004. The Company implemented two vinyl siding as well as two aluminum price increases in 2004 to partially offset the increases in vinyl resin, aluminum and steel prices. The Company also implemented price increases in 2003. The Company presently expects vinyl resin, aluminum and steel prices to continue to increase in 2005. While the Company is optimistic that any future significant cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to achieve any future price increases.

     Competition. Except for Owens Corning, the Company believes that no company within the exterior residential building products industry competes with it on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of exterior residential products, some of which are larger in size and have greater financial resources than the Company. The Company competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that it has approximately 11% of the U.S. vinyl siding market and approximately 25% of the Canadian vinyl siding market. The Company believes that it is one of the largest manufacturers in the highly fragmented North American market for vinyl windows. The Company believes that the window fabrication industry will continue to experience consolidation due to the increased capital requirements for manufacturing welded vinyl windows. The trend towards welded windows, which require more expensive production equipment as well as more sophisticated information systems, has driven these increased capital requirements. The Company generally competes on price, product performance, and sales and service support. The Company also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry and fiber cement in the siding market. An increase in competition from other building product manufacturers and alternative building materials may adversely impact the Company’s business and financial performance.

     Seasonality. Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less sales revenue than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year.

BACKLOG

     The Company does not have material long-term contracts. Vinyl window orders are generally filled within 14 days of receipt. The Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders for the Company’s products and is not necessarily indicative of the level of future sales.

ACQUISITIONS AND DIVESTITURES

     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as “Gentek”. Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 11 company-owned distribution centers in the mid-Atlantic region of the United States and 21 company-owned distribution centers in Canada, as well as approximately 180 independent distributors in the United States. The acquisition was completed to expand the Company’s presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company’s Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company intends to continue to maintain distinct separation of the Revere(R) and Gentek(R) brands from the Company’s Alside(R) brand by continuing to offer differentiated product, sales and marketing support.

     On March 16, 2002, the Company entered into a merger agreement with Associated Materials Holdings Inc. (“Holdings”) and its wholly owned subsidiary, Simon Acquisition Corp. The merger agreement provided for the acquisition of all shares of the Company’s then outstanding common stock by Simon Acquisition Corp. through a cash tender offer of $50.00 per share. The merger agreement also required that the Company commence a tender offer to purchase all of its then outstanding 9 1/4% senior subordinated notes (“9 1/4% notes”). On April 19, 2002, the cash tender offer for the Company’s then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company’s then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constitute the April 2002 merger transaction. The purchase consideration, financing costs, tender offer of $74.0 million of 9 1/4% notes and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% Senior Subordinated Notes due 2012, which the Company refers to as the 9 3/4% notes, (2) $125 million from a new $165 million credit facility, which the Company refers to as the credit facility, (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company’s total cash of $6.8 million on hand at the time of the acquisition.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable’s management and Wingate Partners III, L.P., for cash proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date. The Company used the net proceeds to repay a portion of its credit facility. AmerCable is a leading manufacturer of specialty electrical cable products primarily used in the mining, marine and offshore drilling industries. In 2001, AmerCable accounted for approximately 12% of the Company’s total net sales.

TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS

     The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The allocation of purchase price from the April 2002 merger transaction resulted in $98.7 million in trademarks and trade names of which $24.0 million have remaining useful lives of 15 years and $74.7 million have indefinite lives. The indefinite lived trademark and trade name consist of one trademark and the Alside® trade name. The allocation of purchase price also resulted in $6.8 million of patents with estimated useful lives of 10 years. The Company has obtained patents on certain claims associated with its siding, fencing, decking and railing products, which the Company believes distinguish Alside’s products from those of its competitors. The allocation of purchase price from the acquisition of Gentek resulted in an allocation of $10.7 million to trade names and trademarks of which $4.3 million have remaining lives of 15 years and $6.4 million have indefinite lives. The allocation of purchase price also resulted in $4.5 million to customer lists and $1.1 million to Gentek’s order backlog. The customer lists are being amortized over 2 to 9 years and the order backlog was fully amortized in 2003 as the backlog was fulfilled subsequent to the date of the acquisition.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to various U.S. and Canadian environmental statutes and regulations, including those addressing materials used in the manufacturing of its products. In addition, the Company’s operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in the Company’s products, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Such laws and regulations may also impact the availability of materials used in manufacturing the Company’s products. From time to time, the Company’s facilities are subject to investigation by governmental regulators. The Company believes it is in material compliance with applicable environmental requirements, and does not expect these requirements to result in material expenditures in the foreseeable future.

     The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Cuyahoga Falls, Ohio site location. The effects of the past practices at this facility are continuing to be investigated. The Company believes that USX Corporation (“USX”), the former owner, bears responsibility for substantially all of the direct costs of corrective action at these facilities under the relevant purchase contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities. The Company expects that it will continue to be reimbursed by USX. Payments, however, may not continue to be made by USX or USX may not have adequate financial resources to fully reimburse the Company for these costs. The Company does not expect future costs related to this matter to be significant.

     For additional information regarding pending proceedings relating to environmental matters, please see Item 3 — “Legal Proceedings.”

EMPLOYEES

     The Company’s employment needs vary seasonally with sales and production levels. As of January 1, 2005, the Company had approximately 3,137 full-time employees, including approximately 1,625 hourly workers. The following plants are unionized manufacturing facilities: (1) the West Salem, Ohio plant, employing approximately 108 covered workers; (2) the Woodbridge, New Jersey plant, employing approximately 112 covered workers; and (3) the Pointe Claire, Quebec, plant and London and Burlington, Ontario plants, covering approximately 326 hourly workers. Additionally, approximately 69 hourly workers in certain U.S. supply center locations are covered by collective bargaining agreements. Approximately 3% of the Company’s employees are covered by collective bargaining agreements that expire within one year. The Company considers its labor relations to be good.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Prior to the acquisition of Gentek in August 2003, all of the Company’s business was conducted in the United States. Currently, all of its operations are located in the United States and Canada. Revenue from external customers in foreign countries was approximately $169 million in 2004 and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $925 million was derived from U.S. customers. At January 1, 2005, long-lived assets totaled approximately $34 million in Canada and $472 million in the U.S. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”

RISK FACTORS

     The following discussion of risks relating to the Company’s business should be read carefully in connection with evaluating the Company’s business, prospects and the forward-looking statements contained in this report on Form 10-K and oral statements made by representatives of the Company from time to time. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made. For additional information regarding forward-looking statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Forward-Looking Statements.”

     The Company’s business is subject to a number of risks and uncertainties, including those described below:

     The Company’s substantial level of indebtedness could adversely affect its financial condition and prevent it from fulfilling its obligations on the notes.

     The Company has a substantial amount of indebtedness, which will require significant interest payments. As of January 1, 2005, the Company had approximately $340.0 million of indebtedness and interest expense for the year ended January 1, 2005 was approximately $27.8 million. Approximately $175.0 million of such debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $1.8 million.

     The Company’s substantial level of indebtedness could have important consequences, including the following:

-	the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

-	the Company must use a substantial portion of its cash flow from operations to pay interest and principal on the notes and other indebtedness, which will reduce the funds available to the Company for other purposes such as potential acquisitions and capital expenditures;

-	the Company is exposed to fluctuations in interest rates, because the credit facility has a variable rate of interest;

-	the Company has a higher level of indebtedness than some of its competitors, which may put it at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing industry conditions, including increased competition;

-	the Company is more vulnerable to general economic downturns and adverse developments in its business; and

-	the Company’s failure to comply with financial and other restrictive covenants in the credit facility, in the indenture governing the 9 3/4% notes and other debt obligations, some of which require the Company to maintain specified financial ratios and limit the Company’s ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm the Company’s business or prospects and could result in bankruptcy.

     The Company expects to pay its expenses and to pay the principal and interest on the 9 3/4% notes, credit facility and other debt from cash flows from operations. The Company’s ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets in which it operates and pressure from competitors. The Company cannot be certain that cash flow will be sufficient to allow it to pay principal and interest on its debt, including the 9 3/4% notes, and meet its other obligations. If the Company does not have enough money, it may be required to refinance all or part of its existing debt, including the 9 3/4% notes, sell assets or borrow more money. The Company may not be able to refinance on acceptable terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facility and the indenture governing the 9 3/4% notes, may restrict the Company from pursuing any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternative financing could significantly and adversely affect the value of the 9 3/4% notes.

     The Company’s indirect parent companies also have significant indebtedness. At January 1, 2005, AMH and AMH II had $282.8 million and $75.1 million, respectively, of debt. Although the Company does not guarantee such indebtedness and has no legal obligation to make payments on such indebtedness, those parent companies have no operations of their own and do not have any source of funds to make payments in respect of their indebtedness except for funds distributed or loaned by the Company. In addition, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. The amount available for AMH to make restricted payments is further reduced by the indenture governing the 11 1/4% notes.

     The Company will be able to incur more indebtedness and the risks associated with its substantial leverage, including its ability to service its indebtedness, will increase.

     The indenture relating to the 9 3/4% notes and the amended and restated credit agreement governing the credit facility will permit the Company, subject to specified conditions, to incur a significant amount of additional indebtedness. In addition, the Company may incur an additional $80.0 million of indebtedness under the revolving portion of its credit facility. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.

     The right to receive payments on the 9 3/4% notes and guarantees is subordinated to the Company’s senior debt.

     Payment on the notes and guarantees is subordinated in right of payment to all of the Company’s and its guarantors’ senior debt. As of January 1, 2005, the notes and the related guarantees were subordinated to approximately $175.0 million of senior debt. In addition, $74.0 million of senior debt was available for borrowing under the revolving portion of its credit facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full in cash before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of senior debt. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.

     The indenture for the 9 3/4% notes and credit facility impose significant operating and financial restrictions on the Company, which may prevent it from capitalizing on business opportunities and taking some corporate actions.

     The indenture for the 9 3/4% notes and credit facility impose, and the terms of any future debt may impose, significant operating and financial restrictions on the Company. These restrictions, among other things, limit the Company’s ability and that of its subsidiaries to:

-	incur or guarantee additional indebtedness;

-	pay dividends or make other distributions;

-	repurchase stock;

-	make investments;

-	sell or otherwise dispose of assets including capital stock of subsidiaries;

-	create liens;

-	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

-	enter into transactions with affiliates; and

-	consolidate, merge or sell all of its assets.

     These covenants may adversely affect the Company’s ability to finance future operations or capital needs to pursue available business opportunities.

     In addition, the credit facility requires the Company to maintain specified financial ratios. These covenants may adversely affect the Company’s ability to finance its future operations, meet its capital needs, pursue available business opportunities, limit the ability to plan for or react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants or inability to maintain the required financial ratios could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

     The exterior building products industry is cyclical and downturns in the industry or the economy could negatively affect business, operating results and the value of the 9 3/4% notes.

     The exterior building products industry is cyclical and is significantly affected by changes in national and local economic and other conditions such as employment levels, migration trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for and pricing of the Company’s products. If interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate will be adversely affected. A prolonged recession affecting the residential construction industry could also adversely impact the Company’s financial performance. The occurrence or continuation of any of the above items, many of which are outside the Company’s control, and the items described below could have a negative impact on business and adversely affect the value of the 9 3/4% notes.

     The Company has substantial fixed costs and, as a result, operating income is sensitive to changes in net sales.

     The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company would be able to reduce its fixed costs proportionately in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in the Company’s income from operations.

     Changes in raw materials costs and availability can adversely affect our profit margins.

     The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which have historically been subject to price changes. Through price increases to its customers, the Company has historically been able to pass on significant raw material cost increases. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of raw material cost increases and price increases on our products. While the Company expects that any significant cost increases in raw materials will be offset by price increases to its customers, the Company may not be able to pass on any future increases. Additionally, the Company relies on its suppliers for deliveries of raw materials. If any of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company may not be able to meet its raw material requirements through other raw material suppliers without incurring a material adverse impact on its operations.

     The Company could face potential product liability claims relating to products it manufactures or distributes.

     The Company faces a business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in injury or other adverse effects. The Company currently maintains product liability insurance coverage, but it may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on the Company’s business, financial condition, results of operations or business prospects or ability to make payments on the 9 3/4% notes when due.

     The Company remains subject to risks of realizing synergies from the Gentek acquisition.

     The scale of the Company’s business has increased significantly through the Gentek acquisition. Although the Company believes that the Gentek acquisition will provide it with synergy opportunities of approximately $6 million during 2005, and the Company has already implemented many of the actions necessary to drive these opportunities, the successful realization of operational synergies will depend on a number of factors, many of which are beyond the Company’s control. The Company may encounter other difficulties in realizing synergies of these operations, such as the diversion of management’s attention from daily operations, which could result in a delay in the achievement of or a decrease in the anticipated economies of scale and other operating benefits and, therefore, future revenues and profitability. If the Company does not successfully integrate its operations, this could have a material adverse effect on its financial condition, results of operations and liquidity.

     The Company has significant goodwill and other intangible assets.

     The Company has accounted for the April 2002 merger transaction and the acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets acquired has been recorded as goodwill. These purchase price allocations have been made based upon valuations and other studies. As a result of these transactions, the Company has approximately $113.0 million of other intangible assets and $234.8 million of goodwill. Given the significant amount of goodwill and other intangible assets, any future impairment of the goodwill and other intangible assets recorded could have an adverse effect on the Company’s financial condition and results of operations.

     The Company is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc., whose interests may be different than other investors.

     By reason of their ownership of the Company’s indirect parent company, affiliates of Investcorp and Harvest Partners have the ability to designate a majority of the members of the board of directors of the Company and its parent companies, with each having the right to designate three of the seven members, with the seventh board seat being occupied by the chief executive officer of the Company. Investcorp and Harvest Partners will control actions to be taken by the Company’s stockholder and/or board of directors, including amendments to the Company’s certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The interests of Investcorp and Harvest Partners and their affiliates interests may be materially different than other investors in the Company. For example, Investcorp and Harvest Partners may cause the Company to pursue a growth strategy, which could impact the Company’s ability to make payments under the indenture governing the 9 3/4% notes and the credit facility or cause a change of control. In addition, to the extent permitted by the indenture and the credit facility, Investcorp and Harvest Partners may cause the Company to pay dividends rather than make capital expenditures.

     The Company may have inadequate warranty reserves.

     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products. Warranties are provided for varying lengths of time, from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. Liabilities for future warranty costs are provided for annually based on management’s estimates of such future costs, which are based on historical trends and sales of products to which such costs relate. To the extent that the Company’s estimates are inaccurate and it does not have adequate warranty reserves, the Company’s liability for warranty payments could have a material impact on its financial condition and results of operations.

     The Company is subject to various environmental statutes and regulations, which may result in significant costs.

     The Company’s operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in its products, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Such laws and regulations may also impact the availability of materials used in manufacturing the Company’s products. From time to time, the Company’s facilities are subject to investigation by governmental regulators. The Company believes it is in material compliance with applicable environmental requirements, and does not expect these requirements to result in material expenditures in the foreseeable future. However, future expenditures may increase as compliance standards and technology change.

     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws, impose strict, and in certain circumstances joint and several, liability for response costs and impose liability for damages to natural resources upon specified responsible parties, which include certain former owners and operators of sites designated for clean up by environmental regulators. A facility initially owned by USX and subsequently owned by the Company in Lumber City, Georgia, which is now owned by Amercord Inc. (“Amercord”), a company in which the Company currently holds a minority interest, is undergoing soil and groundwater investigation, pursuant to a Consent Order entered into by Amercord with the Georgia Department of Natural Resources in 1994. The Company is not a party to these activities. The Company also understands that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord, the current site owner, no longer has operations and may not have adequate financial resources to perform required remediation and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. See Item 7. “Management’s discussion and analysis of financial condition and results of operations” and Item 1. “Business — Government Regulation and Environmental Matters.”

     Also, the Company cannot be certain that it has identified all environmental matters giving rise to potential liability. Its past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of its current or formerly owned or operated properties, or more stringent future environmental requirements (or stricter enforcement of existing requirements), or its inability to enforce indemnification agreements, could result in increased expenditures or liabilities which could have an adverse effect on its business and financial condition. Any judgment in an environmental proceeding entered against the Company or its subsidiary that is greater than $10.0 million and is not discharged, paid, waived or stayed within 60 days after becoming final and non-appealable would be an event of default in the indenture governing the 9 3/4% notes. For details regarding environmental matters giving rise to potential liability, see Item 1. “Business — Government Regulation and Environmental Matters” and Item 3. “Legal Proceedings.”

AVAILABLE INFORMATION

     The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements on its website as soon as reasonably practicable after it electronically files or furnishes such materials with or to the SEC. These reports are available, free of charge, at www.associatedmaterials.com. The Company’s website and the information contained in it and connected to it do not constitute part of this annual report or any other report the Company files with or furnishes to the SEC.

ITEM 2. PROPERTIES

     The Company’s operations include both owned and leased facilities as described below:

LOCATION	PRINCIPAL USE	SQUARE FEET
Cuyahoga Falls, Ohio	Associated Materials Incorporated Headquarters	70,000
Pepper Pike, Ohio	Former Gentek Corporate Headquarters	8,000	(1)
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing, Decking and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(2)
Cedar Rapids, Iowa	Vinyl Windows	257,000	(2)
Kinston, North Carolina	Vinyl Windows	319,000	(2)
London, Ontario	Vinyl Windows	60,000
Richmond, Virginia	Former Vinyl Window Plant	60,000	(3)
Burlington, Ontario	Vinyl Siding Products	394,000	(4)
Ennis, Texas	Vinyl Siding Products	301,000
Freeport, Texas	Former Vinyl Siding Products Plant	120,000	(5)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing, Decking
	and Railing	173,000
Pointe Claire, Quebec	Metal Products	289,000
Woodbridge, New Jersey	Metal Products	318,000	(2)

(1)	Leased facility closed in December 2003. Lease expires April 2005.

(2)	Leased facilities.

(3)	This plant was closed in June 2004 and is currently being subleased.

(4)	The Company leases a portion of its warehouse space in this facility.

(5)	During the fourth quarter of 2004, the Company began shutdown of the facility and is expected to be to completed by the end of the second quarter of 2005.

     Management believes that the Company’s facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

     The Company also operates 125 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

     The leases for Alside’s window plants expire in 2011 for the Bothell location, in 2013 for the Cedar Rapids location and in 2010 for Kinston location. The lease at the Bothell location is renewable at the Company’s option for two additional five-year periods. The lease for Gentek’s former corporate headquarters expires in 2005. The lease for Gentek’s Burlington location expires in 2014. The lease for Gentek’s Woodbridge location expires in 2009 and is renewable for an additional five-year period. The lease for Gentek’s Richmond location expires in 2007.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company’s existing insurance coverage, is expected to have a material adverse effect on the Company. From time to time, the Company is involved in a number of proceedings and potential proceedings relating to environmental and product liability matters.

     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state laws, impose strict, and in certain circumstances joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility initially owned by USX and subsequently owned by the Company in Lumber City, Georgia, which is now owned by Amercord Inc., is subject to a Consent Order entered into by Amercord Inc. with the Georgia Department of Natural Resources in 1994. The Company is not a party to the Consent Order. The Company understands that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord Inc., the current site owner, does not have adequate financial resources to carry out additional remediation that may be required, and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments.

     The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection, or NJDEP, for Gentek Building Products, Inc., or Gentek U.S. (Woodbridge, Middlesex County, ISRA Case No. E20030110). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of $250,000 in a remediation funding source, $100,000 of which was provided by Gentek U.S. under a self-guaranty. Investigations at this facility are ongoing and the Company cannot currently determine the amount of any cleanup costs that may be associated with this facility.

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

     The Company handles other environmental claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Although it is difficult to estimate the Company’s potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     By written consent in lieu of a meeting of the sole stockholder of AMI, dated December 22, 2004, the sole stockholder, pursuant to the requirements of Section 280G of the Internal Revenue Code of 1986, as amended, approved certain bonus payments, benefits and other payments to certain employees of the Company in connection with the December 2004 recapitalization transaction. These payments are more particularly described in Item 7 below under “Recapitalization Transactions”.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for the Company’s common equity securities.

HOLDERS

     As of March 28, 2005, Holdings is the Company’s sole record holder of its common stock.

DIVIDENDS

     Prior to the April 2002 merger transaction, the Company paid dividends of $0.05 per share in the 108 days ended April 18, 2002. The Company did not pay dividends in 2004, 2003 or for the 257 days ended December 31, 2002. In addition, the Company’s credit facility and indenture governing the 9 3/4% notes restrict dividend payments by the Company. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, a dividend was declared by AMI and its direct and indirect parent companies in forgiveness of the intercompany loan. The Company presently does not plan to pay other future cash dividends other than to allow the Company’s indirect parent companies to make interest payments on their respective debt obligations. The Company’s direct and indirect parent companies have no operations of their own. The Company is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay amounts due under the 11 1/4% notes and the 13 5/8% notes or make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

EQUITY COMPENSATION PLANS

     The Company has no outstanding equity compensation plans under which equity securities of the Company are authorized for issuance. Equity compensation plans are maintained at both of the Company’s indirect parents, AMH and AMH II.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below for the five-year period ended January 1, 2005 was derived from the audited consolidated financial statements of the Company. The Company’s results of operations prior to the date of the April 2002 merger transaction are presented as the results of the Predecessor. The results of operations, including the April 2002 merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable’s results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable’s results are presented as discontinued operations of the Successor as it was the Successor’s decision to divest this division. The Company’s results of operations also include the results of Gentek subsequent to its acquisition, which was completed on August 29, 2003. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

			108 DAYS	257 DAYS
	YEAR ENDED		ENDED	ENDED	YEAR ENDED
	DECEMBER 31,		APRIL 18,	DECEMBER 31,	JANUARY 3,	JANUARY 1,
	2000	2001	2002	2002	2004	2005
		PREDECESSOR
	(IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales	$499,393	$595,819	$180,230	$449,324	$779,836	$1,093,959
Cost of sales	353,994	425,366	130,351	317,077	561,525	804,951

Gross profit	145,399	170,453	49,879	132,247	218,311	289,008
Selling, general and administrative expenses	107,255	119,945	43,272	86,097	149,571	184,524
Transaction costs:
Bonuses (1)	—	—	—	—	—	36,811
Stock option compensation expense (2)	—	—	—	—	—	30,838
Facility closure costs (3)	—	—	—	—	—	4,535

Income from operations	38,144	50,508	6,607	46,150	68,740	32,300
Interest expense (4)	6,046	6,795	2,068	16,850	27,369	27,784
Foreign currency (gain) loss	—	—	—	—	(548)	387
Recapitalization transaction costs (5)	—	—	—	—	—	16,297
Gain on the sale of UltraCraft (6)	8,012	—	—	—	—	—
Merger transaction costs (7)	—	—	9,319	—	—	—
Debt extinguishment costs (8)(9)	—	—	—	7,579	—	—
Write-down of Amercord (10)	—	2,393	—	—	—	—

Income (loss) before income taxes	40,110	41,320	(4,780)	21,721	41,919	(12,168)
Income taxes	16,555	15,908	977	9,016	17,388	(1,234)

Income (loss) from continuing operations	23,555	25,412	(5,757)	12,705	24,531	(10,934)
Loss from discontinued operations, net	—	—	—	(521)	—	—

Net income (loss)	$23,555	$25,412	$(5,757)	$12,184	$24,531	$(10,934)

			108 DAYS	257 DAYS
	YEAR ENDED		ENDED	ENDED	YEAR ENDED
	DECEMBER 31,		APRIL 18,	DECEMBER 31,	JANUARY 3,	JANUARY 1,
	2000	2001	2002	2002	2004	2005
		PREDECESSOR
	(IN THOUSANDS)
OTHER DATA:
Capital expenditures	$11,925	$15,022	$3,817	$8,938	$12,689	$18,741
Cash provided by (used in) operating activities	22,968	43,989	(18,258)	42,577	55,976	18,737
Cash used in investing activities(9)	(5,538)	(9,861)	(3,597)	(346,993)	(123,510)	(18,651)
Cash provided by (used in) financing activities(9)	(4,983)	(21,138)	(245)	311,745	58,738	53,176

			108 DAYS	257 DAYS
	YEAR ENDED		ENDED	ENDED	YEAR ENDED
	DECEMBER 31,		APRIL 18,	DECEMBER 31,	JANUARY 3,	JANUARY 1,
	2000	2001	2002	2002	2004	2005
		PREDECESSOR
	(IN THOUSANDS)
BALANCE SHEET DATA (END OF PERIOD):
Working capital	$106,635	$110,632		$88,546	$113,698	$200,048
Total assets	235,712	258,660		565,537	718,633	848,219
Long-term debt, less current maturities	75,000	75,000		242,408	305,000	339,125

(1)	Represents bonuses paid to certain members of management and a director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(2)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(3)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset write-downs of $3.6 million, equipment relocation costs of $0.4 million, severance benefits of $0.3 million and contract termination costs of $0.2 million.

(4)	The years ended January 1, 2005 and January 3, 2004 include the write-off of $2.8 million and $3.9 million, respectively, of debt issuance costs as a result of amending and restating the Company’s credit facility.

(5)	Recapitalization transaction costs include $16.3 million of investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.

(6)	The Company recorded an $8.0 million pre-tax gain on the sale of its UltraCraft operation, a manufacturer of semi-custom cabinets, in June 2000.

(7)	Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction.

(8)	Debt extinguishments costs include $4.9 million for the extinguishment of substantially all of the Successor’s assumed 9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter.

(9)	In 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 145,— “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other provisions, required debt extinguishment costs incurred in prior periods to be reclassified and no longer presented as extraordinary items. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002.

(10)	The Company recorded a $2.4 million loss upon the write-off of its remaining investment in Amercord due to the deterioration of Amercord’s operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales. These products are marketed under the Alside(R), Revere(R) and Gentek(R) brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of 125 supply centers. Approximately two-thirds of the Company’s products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide “one-stop shopping” to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. The Company’s products are used in the repair and remodeling, as well as the new construction, sectors of the building industry. The industry’s dynamics remained strong in the fourth quarter of 2004, with strong levels of existing home sales and single family home starts, as well as continued low levels of mortgage interest rates and increases in consumer confidence. During 2004, short-term interest rates increased, but mortgage interest rates remained consistent with 2003. The Company believes it can sustain moderate short-term interest rate and mortgage rate increases without a significant negative impact on its net sales. Additionally, the Company believes increasing consumer confidence may offset any significant negative impact of interest rate increases. Overall, the Company believes the fundamentals for the building products industry remain strong.

     Due to the high price of oil and natural gas, as well as expected continued strong demand, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs. These costs are expected to continue to increase in 2005. To offset these increases, the Company announced prices increases on certain of its product offerings in 2004 as well as the first quarter of 2005. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of raw material cost increases and price increases on our products. The Company’s ability to maintain gross margin levels on its products depends on the Company’s ability to obtain its announced selling price increases.

     The Company believes that vinyl building products continue to gain market share from metal and wood products due to vinyl’s favorable attributes, which include its durability, lower maintenance cost and lower cost. Although no assurances can be given, the Company further believes that these increases in market share, together with increased marketing efforts, will increase the Company’s sales of vinyl windows, vinyl siding, and other complementary building products.

     The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in its income from operations.

     In 2003, the Company changed its fiscal year from a calendar year ending on December 31st to a 52 / 53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2004 and 2003 fiscal years ended on January 1, 2005 and January 3, 2004, respectively.

     On August 29, 2003, the Company completed the acquisition of Gentek Holdings, Inc. (“Gentek Holdings”) and repaid all of the indebtedness and accrued interest of Gentek Holdings and its subsidiaries for an aggregate purchase price of approximately $114.3 million, which included $1.1 million of cash acquired, a working capital adjustment and customary transaction fees.

     Gentek Holdings, which was privately held, is the parent of Gentek Building Products, Inc. and Gentek Building Products Limited (collectively, “Gentek”). Gentek manufactures and distributes vinyl windows, vinyl siding and accessories, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 11 company-owned distribution centers in the mid-Atlantic region of the United States, 21 company-owned distribution centers in Canada, and independent distributors in the United States.

     The Gentek acquisition has provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products and operational best practices. The Company recognized approximately $5 million of synergies during 2004. The Company believes that the Gentek acquisition will provide synergy opportunities of approximately $6 million during 2005 resulting from moving the Alside metals business to Gentek’s Woodbridge plant as well as the realization of a full year of savings from closing its Richmond facility.

     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, expanding its supply center network, increasing sales through independent specialty distributor customers, realizing synergies from the Gentek acquisition, developing innovative new products, and driving operational excellence by reducing costs, increasing customer service levels and reducing lead times.

RESULTS OF OPERATIONS

     The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. (“Holdings”), which is a wholly owned subsidiary of AMH Holdings, Inc. (“AMH”). AMH is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”) which is controlled by affiliates of Investcorp S.A. (“Investcorp”) and Harvest Partners, Inc. (“Harvest Partners”). AMH and AMH II were incorporated in connection with the recapitalization transactions described below. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of the Company. The Company’s 2004 and 2003 results of operations include the results of Gentek subsequent to its acquisition on August 29, 2003. The Company’s results of operations prior to the date of the April 2002 merger transaction are presented as the results of the Predecessor. The Company completed the sale of its AmerCable division on June 24, 2002. AmerCable’s results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable’s results are presented as discontinued operations of the Successor as it was the Successor’s decision to divest this division.

     Gentek’s results as compared to Alside’s results typically have a lower gross profit margin percentage as a larger proportion of Gentek’s net sales are to independent distributors versus to contractors through company-owned distribution centers. As such, Gentek’s selling, general and administrative expense as a percentage of net sales is typically lower than Alside’s as Gentek does not have as large of a proportion of fixed costs associated with operating company-owned distribution centers. The Company anticipates that on a consolidated basis, its gross profit margin percentage and its selling, general and administrative expense as a percentage of net sales will decrease as compared to periods prior to the Gentek acquisition.

     Prior to the April 2002 merger transaction and the sale of AmerCable, the Company consisted of two operating segments, Alside and AmerCable. Subsequent to the April 2002 merger transaction, the Company is in the single business of manufacturing and distributing exterior residential building products. The results of Alside and Gentek represent the ongoing operations of the Company.

  RECAPITALIZATION TRANSACTIONS

     AMH was incorporated in Delaware on February 19, 2004. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH and are no longer stockholders and option holders of Holdings. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company’s direct parent company. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of the Company’s senior management and a director. Through Holdings, AMH contributed $14.5 million to the Company to pay the bonus. The completion of the aforementioned transactions constitute the March 2004 dividend recapitalization.

     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Subsequent to the share purchase by Investcorp, each of Investcorp and Harvest Partners, through their respective affiliates, have a 50% voting interest in AMH. Immediately following these transactions, on December 22, 2004, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH II, a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, the Company increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014 (“13 5/8% notes”). AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH upon the exercise of options to purchase AMH common stock. Of this $96.4 million dividend, approximately $62.7 million was paid in cash and approximately $33.7 million was paid in the form of promissory notes issued by AMH II to each of its Class B common shareholders. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, AMI and its direct and indirect parent companies declared a dividend in forgiveness of the intercompany loan.

     On December 22, 2004, in connection with such transactions, the Company paid a bonus in the aggregate amount of approximately $22.3 million to certain members of the Company’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. These promissory notes settled in cash during the first quarter of fiscal 2005. The Company incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statement of operations and $12.1 million for financing related costs. The Company also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constitute the December 2004 recapitalization transaction.

     The following table sets forth for the periods indicated the results of the Company’s operations by segment:

	YEAR	YEAR	108 DAYS	257 DAYS	YEAR
	ENDED	ENDED	ENDED	ENDED	ENDED
	JANUARY 1,	JANUARY 3,	APRIL 18,	DECEMBER 31,	DECEMBER 31,
	2005	2004	2002	2002	2002
			PREDECESSOR	SUCCESSOR	COMBINED
			(in thousands)
Net sales
Building products	$1,093,959	$779,836	$161,959	$449,324	$611,283
AmerCable	—	—	18,271	—	18,271

Total	1,093,959	779,836	180,230	449,324	629,554
Gross profit
Building products	289,008	218,311	47,102	132,247	179,349
AmerCable	—	—	2,777	—	2,777

Total	289,008	218,311	49,879	132,247	182,126
Selling, general and administrative expense
Building products	184,524	149,571	41,080	86,097	127,177
AmerCable	—	—	2,192	—	2,192

Total	184,524	149,571	43,272	86,097	129,369
Transaction costs:
Bonuses	36,811	—	—	—	—
Stock option compensation expense	30,838	—	—	—	—
Facility closure costs	4,535	—	—	—	—

Income from operations
Building products	32,300	68,740	6,022	46,150	52,172
AmerCable	—	—	585	—	585

Total	32,300	68,740	6,607	46,150	52,757
Interest, net	27,784	27,369	2,068	16,850	18,918
Foreign currency (gain) loss	387	(548)	—	—	—
Recapitalization transaction costs	16,297	—	—	—	—
Debt extinguishment costs	—	—	—	7,579	7,579
Merger transaction costs	—	—	9,319	—	9,319

Income (loss) from continuing operations before income taxes	(12,168)	41,919	(4,780)	21,721	16,941
Income taxes	(1,234)	17,388	977	9,016	9,993

Income (loss) from continuing operations	(10,934)	24,531	(5,757)	12,705	6,948
Loss from discontinued operations, net	—	—	—	(521)	(521)

Net income (loss)	$(10,934)	$24,531	$(5,757)	$12,184	$6,427

OTHER DATA:
EBITDA(1)(2)	$36,548	$85,403	$1,257	$46,380	$47,637

Adjusted EBITDA(1)(2)	$125,416	$86,257	$9,356	$55,210	$64,566

	YEAR ENDED
	JANUARY 1,		JANUARY 3,		DECEMBER 31,
	2005		2004		2002
		% OF TOTAL		% OF TOTAL		% OF TOTAL
	AMOUNT	NET SALES	AMOUNT	NET SALES	AMOUNT	NET SALES
			(in thousands)
BUILDING PRODUCTS:
Net sales	$1,093,959	100.0%	$779,836	100.0%	$611,283	100.0%
Gross profit	289,008	26.4	218,311	28.0	179,349	29.3
Selling, general and administrative expenses(3)	184,524	16.9	149,571	19.2	127,177	20.8
Transaction costs	67,649	6.2	—	—	—	—
Facility closure costs	4,535	0.4	—	—	—	—

Income from operations	$32,300	3.0%	$68,740	8.8%	$52,172	8.5%

Depreciation and amortization	$20,932		$16,115		$10,503
Capital expenditures	$18,741		$12,689		$10,974

	108 DAYS ENDED
	APRIL 18,
	2002
		% OF TOTAL
	AMOUNT	NET SALES
	(in thousands)
AMERCABLE:
Net sales	$18,271	100.0%
Gross profit	2,777	15.2
Selling, general and administrative expenses	2,192	12.0

Income from operations	$585	3.2%

Depreciation and amortization	$635
Capital expenditures	$1,781

(1)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items and AmerCable’s operating results. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and/or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. The definition of EBITDA under the Company’s credit facility does not exclude the results of AmerCable. The Company has, however, excluded the results of AmerCable when calculating adjusted EBITDA as AmerCable is not included in the Company’s continuing operations. The definition of EBITDA under the indenture governing the 9 3/4% notes due 2012 also excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. As adjusted EBITDA is not a measure determined in accordance with GAAP, it should not be considered as an alternative to, or more meaningful than, net income (loss) (as determined in accordance with GAAP), as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) or as a measure of the Company’s liquidity. The reconciliation of net income (loss) to EBITDA and adjusted EBITDA is as follows:

	YEAR	YEAR	108 DAYS	257 DAYS
	ENDED	ENDED	ENDED	ENDED	YEAR ENDED
	JANUARY 1,	JANUARY 3,	APRIL 18,	DECEMBER 31,	DECEMBER 31,
	2005	2004	2002	2002	2002
			PREDECESSOR	SUCCESSOR	COMBINED
			(in thousands)
Net income (loss)	$(10,934)	$24,531	$(5,757)	$12,184	$6,427
Interest — Continuing operations	27,784	27,369	2,068	16,850	18,918
— Discontinued operations	—	—	—	1,213	1,213
Taxes — Continuing operations	(1,234)	17,388	977	9,016	9,993
— Discontinued operations	—	—	—	(370)	(370)
Depreciation and amortization
— Continuing operations	20,932	16,115	3,969	7,169	11,138
— Discontinued operations	—	—	—	318	318

EBITDA	36,548	85,403	1,257	46,380	47,637
Foreign currency (gain) loss	387	(548)	—	—	—
Transaction costs – bonuses (i)	36,811	—	—	—	—
Transaction costs – stock option compensation expense (ii)	30,838	—	—	—	—
Recapitalization transaction costs (iii)	16,297	—	—	—	—
Facility closure costs (iv)	4,535	—	—	—	—
Debt extinguishment costs(v)	—	—	—	7,579	7,579
AmerCable’s EBITDA(vi)	—	—	(1,220)	(640)	(1,860)
Merger transaction costs(vii)	—	—	9,319	—	9,319
Cost of sales adjustments(viii)	—	1,402	—	1,891	1,891

Adjusted EBITDA	$125,416	$86,257	$9,356	$55,210	$64,566

(i)	Represents bonuses paid to certain members of management and one director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(ii)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(iii)	Recapitalization transaction costs include $16.3 million of investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.

(iv)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset write-downs of $3.6 million, equipment relocation costs of $0.4 million, severance benefits of $0.3 million and contract termination costs of $0.2 million.

(v)	Debt extinguishment costs include $4.9 million for the extinguishment of substantially all of the Successor’s assumed 9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter.

(vi)	AmerCable’s EBITDA is calculated as its net income plus interest, taxes, depreciation and amortization. A reconciliation of AmerCable’s net income (loss) to EBITDA is as follows:

	108 DAYS	257 DAYS
	ENDED	ENDED	YEAR ENDED
	APRIL 18,	DECEMBER 31,	DECEMBER 31,
	2002	2002	2002
	PREDECESSOR	SUCCESSOR	COMBINED
		(in thousands)
Net income (loss)	$359	$(521)	$(162)
Interest	—	1,213	1,213
Taxes — Continuing operations	226	—	226
— Discontinued operations	—	(370)	(370)
Depreciation and amortization
— Continuing operations	635	—	635
— Discontinued operations	—	318	318

AmerCable’s EBITDA	$1,220	$640	$1,860

(vii)	Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction.

(viii)	The cost of sales adjustment is the expense related to inventory fair value adjustments recorded at the time of the April 2002 merger transaction totaling $1.9 million and at the time of the Gentek acquisition totaling $1.4 million.

(2)	The results of operations for the full year ended January 1, 2005 include the results of Gentek. The results of operations for the year ended January 3, 2004 only includes the results of Gentek for the period subsequent to its acquisition on August 29, 2003. As the periods presented are not comparable, a reconciliation of Gentek’s net income to EBITDA and adjusted EBITDA for the years ended January 1, 2005 and January 3, 2004 is provided below (in thousands):

	YEAR	YEAR
	ENDED	ENDED
	JANUARY 1,	JANUARY 3,
	2005	2004
Net income	$14,147	$3,067
Interest	445	436
Taxes	7,376	1,644
Depreciation and amortization	7,240	3,720

EBITDA	29,208	8,867
Foreign currency (gain) loss	387	(548)
Cost of sales adjustment (see note (1)(viii) above)	—	1,402

Adjusted EBITDA	$29,595	$9,721

(3)	Includes corporate expenses of $1.3 million for the year ended December 31, 2002 associated with the Company’s Dallas, Texas corporate office, which was relocated to Cuyahoga Falls, Ohio after the April 2002 merger transaction.

     YEAR ENDED JANUARY 1, 2005 COMPARED TO YEAR ENDED JANUARY 3, 2004

     Net sales increased 40.3% to $1,094.0 million for the year ended January 1, 2005 compared to $779.8 million for the same period in 2003, primarily driven by increased vinyl window, vinyl siding and third party manufactured product sales along with a full year of net sales from Gentek. Gentek contributed net sales of $327.9 million for the full year ended January 1, 2005 and $103.4 million for the year ended January 3, 2004 subsequent to the date of acquisition. The Company believes its sales were also driven by strong industry dynamics, as indicated by the strength of several key metrics that the Company believes are indicators of strength in the industry. These metrics include existing home sales, single-family housing starts and mortgage interest rates. Gross profit increased to $289.0 million, or 26.4% of net sales, for the year ended January 1, 2005 compared to $218.3 million, or 28.0% of net sales, for the same period in 2003. The decrease in gross profit margin percentage was a result of the full year impact of results contributed by Gentek as Gentek’s gross margin percentage is typically lower than Alside’s as a larger proportion of Gentek’s net sales are to independent distributors versus contractors through company-owned distribution centers. Additionally, the decrease in margin percentage resulted from the impact of significantly increased costs of vinyl resin, aluminum and steel, which were partially offset by the impact of price increases. Selling, general and administrative expense increased to $184.5 million, or 16.9% of net sales, for the year ended January 1, 2005 compared to $149.6 million, or 19.2% of net sales, for the same period in 2003. The increase in selling, general and administrative expense is primarily a result of the full year impact of the acquisition of Gentek, as well as the impact of adding three new Alside and one new Gentek supply centers in 2004 along with three new supply centers added in 2003, which had a full year of expense in 2004. During 2004, the Company incurred costs related to the March 2004 dividend recapitalization and the December 2004 recapitalization transaction totaling $67.6 million, consisting of management and director bonuses and stock option compensation expense. In addition, the Company recognized facility closure costs of $4.5 million related to the closing of its Freeport, Texas manufacturing facility. As a result, income from operations was $32.3 million for the year ended January 1, 2005 compared to $68.7 million for the same period in 2003.

     The $4.5 million charge for the closure of the Freeport, Texas manufacturing facility consisted of asset write-downs of approximately $3.6 million, relocation costs for certain employees and facility shut down costs of approximately $0.4 million, contract termination costs of approximately $0.2 million and employee severance costs of approximately $0.3 million, of which approximately

$0.5 million for contract termination costs and employee severance costs were included in accrued liabilities as of January 1, 2005. The Company anticipates the entire charge to be $7.5 million and that the closure and the remainder of the charge will be recorded in the first half of 2005. The plant shut down affected 92 employees. The plant was closed to rationalize production capacity and reduce fixed costs. The Company believes it has sufficient capacity at its other facilities to meet anticipated sales of vinyl siding and accessories. Furthermore, the Company believes it can improve product quality and efficiency by upgrading equipment at its remaining facilities.

     The Company incurred a net loss of $10.9 million for the year ended January 1, 2005 compared to net income of $24.5 million for the year ended January 3, 2004. The decrease in net income is a result of the costs incurred related to the March 2004 dividend recapitalization and the December 2004 recapitalization transaction totaling $67.6 million, consisting of management and director bonuses and stock compensation expense and $16.3 million of recapitalization transaction costs, including investment banking, legal and other expenses. In addition, the Company recognized facility closure costs of $4.5 million.

     Interest expense of $27.8 million for the year ended January 1, 2005 consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing fees and the write-off of $2.8 million of debt issuance costs as a result of amending and restating the credit facility for the December 2004 recapitalization transaction. This compares to interest expense of $27.4 million for the year ended January 3, 2004, which consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing fees and the write-off of $3.9 million of debt issuance costs as a result of amending and restating the credit facility for the acquisition of Gentek. The 2004 tax provision reflects an effective income tax rate of 10.1%, while the 2003 provision reflects an effective income tax rate of 41.5%. The 2004 effective income tax rate was impacted by $10.9 million of recapitalization transaction costs which the Company believes to be non-deductible for income tax purposes.

     Adjusted EBITDA for the year ended January 1, 2005 was $125.4 million compared to adjusted EBITDA of $86.3 million for the same period in 2003. Gentek contributed $29.6 million and $9.7 million of adjusted EBITDA for the years ended January 1, 2005 and January 3, 2004, respectively. As compared to EBITDA, adjusted EBITDA for the year ended January 1, 2005 excludes transaction related costs, one-time facility closure costs of $4.5 million, and foreign currency losses of $0.4 million. Transaction costs for the year ended January 1, 2005 include bonuses paid to management and a director of $14.5 million related to the March 2004 dividend recapitalization and December 2004 recapitalization transaction costs including bonuses paid to management and a director of $22.3 million, stock option compensation expense of $30.8 million and investment banking and legal expenses of $16.3 million. As compared to EBITDA, adjusted EBITDA for the year ended January 3, 2004 excludes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek and foreign currency gains of $0.5 million.

YEAR ENDED JANUARY 3, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2002 (COMBINED SUCCESSOR AND PREDECESSOR RESULTS OF THE BUILDING PRODUCTS SEGMENT)

     Prior to the sale of AmerCable, the Company consisted of two operating divisions, Alside and AmerCable, which were presented as building products and electrical cable products segments, respectively. Subsequent to the sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. Therefore, management’s discussion and analysis of the Company’s results of operations focuses on the building products segment.

     Net sales increased 27.6% to $779.8 million for the year ended January 3, 2004 compared to $611.3 million for the same period in 2002, primarily driven by increased window sales at the Alside division along with $103.4 million of net sales contributed from Gentek since the date of its acquisition. Additionally, the Company believes its sales were driven by strong industry dynamics, as indicated by the strength of several key metrics that the Company believes are indicators of strength in the industry, which include existing home sales, single-family housing starts and mortgage interest rates. Gross profit increased to $218.3 million, or 28.0% of net sales, for the year ended January 3, 2004 compared to $179.3 million, or 29.3% of net sales, for the same period in 2002. The decrease in gross profit margin percentage was a result of window sales, which have a lower gross profit margin percentage, comprising a larger proportion of total net sales in 2003. Additionally, the decrease in gross profit margin percentage was a result of the impact of Gentek, which has a lower gross profit margin percentage than the Alside division. Selling, general and administrative expense increased to $149.6 million, or 19.2% of net sales, for the year ended January 3, 2004 compared to $127.2 million, or 20.8% of net sales, for the same period in 2002. The increase in selling, general and administrative expense is primarily a result of the three new supply centers added in 2003 along with the seven new supply centers added in 2002, which had a full year of expense in 2003, along with the acquisition of Gentek. Income from operations was $68.7 million, or 8.8% of net sales, for the year ended January 3, 2004 compared to $52.2 million, or 8.5% of net sales, for the same period in 2002.

     Net income increased to $24.5 million for the year ended January 3, 2004 compared to $6.4 million for the year ended December 31, 2002. The increase in net income is a result of the increased income from operations, net of the impact of non-operating items discussed below.

     Interest expense of $27.4 million for the year ended January 3, 2004 consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing fees and the write-off of $3.9 million of debt issuance costs as a result of amending and restating the credit facility for the acquisition of Gentek. This compares to interest expense of $18.9 million for the year ended December 31, 2002, which consisted primarily of interest in the Successor period on the 9 3/4% notes, term loan and revolving loans under the credit facility, interest on an interim credit facility temporarily utilized for the April 2002 merger transaction, amortization of deferred financing fees, and interest in the Predecessor period on the Company’s then outstanding 9 1/4% notes. Income tax expense increased to $17.4 million for the year ended January 3, 2004 compared to $10.0 million for the year ended December 31, 2002. The 2003 provision reflects an effective income tax rate of 41.5%, while the 2002 provision reflects an effective rate of 59.0%. The 2002 provision reflects an effective income tax rate of 41.5% for the Successor period, 38.5% for the Predecessor period, as well as an estimate for $7.3 million of merger transaction costs that were considered to be non-deductible for income tax purposes. As a result of relocating the Company’s corporate office from Texas to Ohio, the Company’s state and local income tax rate increased, raising the Company’s total effective tax rate to 41.5% from 38.5%. The results for the year ended December 31, 2002 include $7.6 million of debt extinguishment costs for a portion of the premium paid to extinguish $74.0 million of the Successor’s assumed 9 1/4% notes and financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter. Additionally, results for the year ended December 31, 2002 include $9.3 million of transaction costs consisting of investment banking and legal fees in conjunction with the strategic review process and subsequent April 2002 merger transaction. Finally, the results for the year ended December 31, 2002 include a loss from discontinued operations $0.5 million, net of tax, for the Successor period from the Company’s AmerCable division.

     Adjusted EBITDA for the year ended January 3, 2004 increased to $86.3 million compared to $64.6 million for the year ended December 31, 2002. Adjusted EBITDA for the year ended January 3, 2004 includes $9.7 million of adjusted EBITDA contributed by Gentek. As compared to EBITDA, adjusted EBITDA for the year ended January 3, 2004 excludes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek and foreign currency gains of $0.5 million. As compared to EBITDA, adjusted EBITDA for the year ended December 31, 2002 excludes $1.9 million of EBITDA relating to the AmerCable division, merger transaction costs of $9.3 million, debt extinguishment costs of $7.6 million and a cost of sales expense of $1.9 million relating to an inventory fair value adjustment recorded at the time of the April 2002 merger transaction. The increase in adjusted EBITDA is primarily a result of the increased sales in the Company’s core business as well as the acquisition of Gentek.

QUARTERLY FINANCIAL DATA

     Because most of the Company’s building products are intended for exterior use, sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue and operating results than in any other period of the year. As a result, the Company has historically had small profits or losses in the first quarter and reduced profits in the fourth quarter of each calendar year.

     Quarterly sales and operating profit data for the Company in 2004 and 2003 are shown in the tables below:

	THREE MONTHS ENDED
	APRIL 3 (1)	JULY 3	OCTOBER 2	JANUARY 1 (1)
	(IN THOUSANDS)
2004
Net sales	$204,321	$301,602	$314,408	$273,628
Gross profit	50,355	83,325	87,061	68,267
Income (loss) from operations	(9,537)	35,285	38,345	(31,793)
Net income (loss)	(9,099)	16,719	19,865	(38,419)

	THREE MONTHS ENDED
	MARCH 29	JUNE 28	SEPTEMBER 27(2)	JANUARY 3(2)
	(IN THOUSANDS)
2003
Net sales	$110,944	$180,363	$223,806	$264,723
Gross profit	28,168	56,800	64,219	69,124
Income (loss) from operations	(3,142)	23,096	25,949	22,837
Net income (loss)	(5,020)	10,304	9,619	9,628

(1)	The quarterly results for the quarters ended April 3, 2004 and January 1, 2005 include costs incurred with the recapitalization transactions (see Note 2 to the financial statements). During the quarter ended April 3, 2004 the Company incurred costs of $14.5 million for bonuses paid to management and a director in conjunction with the March 2004 dividend recapitalization. During the quarter ended January 1, 2005, the Company incurred expenses related to the December 2004 recapitalization transaction. Costs related to the December 2004 recapitalization transaction include $30.8 million of stock option compensation expense resulting from the exercise and redemption of certain stock options, $22.3 million of bonuses paid to management and a director, and $16.3 million of investing banking, legal and other related expenses. The results for the quarter ended January 1, 2005 also include the write-off of $2.8 million of debt issuance costs as a result of amending and restating the Company’s credit facility as part of the December 2004 recapitalization transaction. Additionally, for the quarter ended January 1, 2005 the Company incurred $4.5 million of one-time costs associated with the closure of the Company’s Freeport, Texas manufacturing facility.

(2)	The quarterly results for the quarters ended September 27, 2003 and January 3, 2004 include the results of Gentek subsequent to its acquisition on August 29, 2003. Additionally, the results for the quarter ended September 27, 2003 include a $1.4 million cost of sales expense related to an inventory fair value adjustment recorded at the time of the Gentek acquisition. The results for the quarter ended September 27, 2003 also include the write-off of $3.9 million of debt issuance costs as a result of amending and restating the Company’s credit facility for the Gentek acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The following sets forth a summary of the Company’s cash flows for 2004, 2003 and 2002 (in thousands):

			108 DAYS	257 DAYS
	YEAR ENDED		ENDED	ENDED	YEAR ENDED
	JANUARY 1,	JANUARY 3,	APRIL 18,	DECEMBER 31,	DECEMBER 31,
	2005	2004	2002	2002	2002
			PREDECESSOR	SUCCESSOR	COMBINED
Cash provided by (used in) operating activities	$18,737	$55,976	$(18,258)	$42,577	$24,319
Cash used in investing activities	(18,651)	(123,510)	(3,597)	(346,993)	(350,590)
Cash provided by (used in) financing activities	53,176	58,738	(245)	311,745	311,500

   CASH FLOWS

     At January 1, 2005, the Company had cash and cash equivalents of $58.1 million and available borrowing capacity of approximately $74.0 million under the revolving loan portion of its second amended and restated credit facility. Outstanding letters of credit as of January 1, 2005 totaled $6.0 million securing various insurance letters of credit.

     Cash balances as of January 1, 2005 include $46.0 million of cash on hand to be used to fund remaining payments related to the December 2004 recapitalization transaction, of which $33.7 million was distributed in January 2005 as a loan to the Company’s direct and indirect parent companies for which a dividend was then declared by AMI and its direct and indirect parent companies in forgiveness of the intercompany loan, $8.0 million was used to satisfy promissory notes issued by the Company for management and a director bonus related to the transaction and $4.3 million was used for transaction related fees.

CASH FLOWS FROM OPERATING ACTIVITIES

     For the year ended January 1, 2005, cash provided by operations was $18.7 million. As compared to the year ended January 3, 2004, cash flows from operations declined $37.2 million reflecting the use of cash for the period due to transaction related costs, higher working capital requirements in 2004 and the reduction in Gentek’s working capital during the last four months of 2003, as Gentek was acquired at the time Gentek’s working capital was at a seasonal high.

     For the year ended January 3, 2004, cash provided by operations was $56.0 million. As compared to the year ended 2002 (Predecessor and Successor combined), cash flows from operations increased $31.6 million reflecting the increased operating results for the period and the decrease in Gentek’s working capital over the last four months of the year as Gentek was acquired at the time Gentek’s working capital was at a seasonally high level. This was partially offset by increased interest payments made under the Company’s credit facility and 9 3/4% notes, as well as increased income tax payments made throughout the year.

   CASH FLOWS FROM INVESTING ACTIVITIES

     For the year ended January 1, 2005, capital expenditures totaled $18.7 million. This compares to capital expenditures for fiscal 2003 totaling $12.7 million. Capital expenditures for Gentek were $2.3 million and $0.9 million in the 2004 and 2003 periods, respectively. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company’s West Salem, Ohio manufacturing location and to increase capacity at two of the Company’s window manufacturing facilities to support the Company’s continued growth in the Company’s vinyl window product offering. Capital expenditures in 2003 were primarily to replace vinyl siding extrusion and handling equipment at the Company’s Ennis, Texas manufacturing location and expenditures for additional window manufacturing capacity.

     For the year ended January 3, 2004 cash flows from investing activities also included $113.3 million of cash for the acquisition of Gentek as well as cash received from the sale of assets of approximately $2.1 million, including the sale of assets related to the Company’s former vinyl garage door product line.

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

     The Company believes that capital expenditures ranging from $18.0 million to $20.0 million represent a base level of spending needed to maintain its manufacturing facilities as well as provide for modest increases in capacity and further automation. Estimated capital expenditures for 2005 are approximately $27 million, which includes approximately $6.0 million of equipment at a new window manufacturing facility to be leased in Yuma, Arizona.

   CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities for the year ended January 1, 2005 include $7.0 million of term loan repayments and activities related to the 2004 transactions including (i) $42.0 million of incremental borrowings, which includes repayment of the Company’s remaining $133.0 million term loan and borrowings under the second amended and restated credit facility of $175.0 million (ii) capital contributions from the Company’s parent and indirect parent of $60.7 million to fund payments for the transactions (iii) cash proceeds from Investcorp for the redemption of management stock options and (iv) financing costs of $12.1 million. The capital contributions were used to pay $14.5 million of bonuses to management and a director in connection with the March 2004 dividend recapitalization. In addition, the capital contributions were used to fund $30.8 million of cash payments made upon the exercise of certain stock options (net of exercise price) and $14.0 million of the $14.3 million of bonuses paid to management and a director in connection with the December 2004 recapitalization transaction. In connection with the December 2004 recapitalization transaction, the Company increased its borrowing availability under the revolving loan portion of its credit facility by $10.0 million to $80.0 million.

     Cash flows from financing activities for the year ended January 3, 2004 include net borrowings under term loans under the Company’s amended and restated credit facility of $190.0 million used for the acquisition of Gentek, as well as to repay the

Company’s then outstanding term loans of $76.5 million and pay related financing fees of $3.9 million. Subsequent to the Gentek acquisition, the Company permanently reduced borrowings under the term loan facility by $50.0 million using operating cash flows. Additionally, cash flows from financing activities include the redemption of the remaining outstanding 9 1/4% notes of $0.9 million. The $0.9 million of 9 1/4% notes were redeemed at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

   DESCRIPTION OF THE COMPANY’S OUTSTANDING INDEBTEDNESS

     The Company’s 9 3/4% notes due in 2012 pay interest semi-annually in April and October. In conjunction with the December 2004 recapitalization transaction the Company entered into a second amended and restated credit facility dated December 22, 2004 in which the Company increased its borrowings under the term loan facility to $175 million and expanded its revolving facility from $70 million to $80 million of available borrowings including a $20 million Canadian subfacility. The Company used the borrowings to repay the Company’s then outstanding term loans of $133 million and to partially fund the December 2004 recapitalization transaction. The term loan facility is due through August 2010 with minimum principal amortization of 1% per year beginning September 30, 2005 with quarterly payments of the unamortized principal in the final year of the loan. The term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.25% payable quarterly at the end of each calendar quarter. The revolving credit facility was extended to April 2009 and bears interest at LIBOR plus a margin of 3.00%, which can decline to as low as 2.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility. The 9 3/4% notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness and senior in right of payment to any current or future subordinated indebtedness of the Company. The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of January 1, 2005. On an annual basis, beginning with the year ended December 31, 2005, the Company is required to make principal payments on the term loan under its second amended and restated credit facility based on a percentage of excess cash flows as defined in the credit facility. As of January 1, 2005, no principal payments were required to be made under the excess cash flow provision. The Company records as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. The Company intends to repay the term loan with cash from its operations.

     All obligations of the Company and Gentek under the credit facility are jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also are jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiaries. All obligations of the Company and Gentek under the credit facility are secured by a pledge of the Company’s capital stock, the capital stock of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiaries.

     On March 4, 2004 the Company’s indirect parent company, AMH, issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings.

     The Company’s indirect parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of $75.1 million on January 1, 2005. The notes accrue interest at 13 5/8% payable semi-

annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of notes that is equal to at least such principal amount as is required to be paid in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).

     As of January 1, 2005, AMH and AMH II had $282.8 million and $75.1 million, respectively, of debt. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. As both the Company’s indirect parent companies are holding companies with no operations, they must receive distributions, payments or loans from the Company to satisfy their debt obligations. The Company may not have sufficient funds or assets to permit payments to AMH (and AMH may not have sufficient funds to permit payments to AMH II) in amounts sufficient to permit AMH or AMH II, as the case may be, to pay all or any portion of their respective indebtedness. Furthermore, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. The 11 1/4% notes and the 13 5/8% notes also contain restrictive covenants.

     The Company expects that it will be able to make sufficient distributions, payments or loans to its parent companies to allow them to make required payments on their debt for the foreseeable future.

     Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flow from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, the Company anticipates borrowing under the revolving loan portion of its amended and restated credit facility. The Company believes that for the foreseeable future cash flows from operations and its borrowing capacity under its amended and restated credit facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company and available under the amended and restated credit facility will be sufficient for these purposes.

     In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, AMI declared a dividend in forgiveness of the intercompany loan.

CONTRACTUAL OBLIGATIONS

     The Company has commitments for maturities of long-term debt and future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company’s scheduled maturities of long-term debt, scheduled interest payments on the 9 3/4% notes, and obligations for future minimum lease payments under non-cancelable operating leases at January 1, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	PAYMENTS DUE BY PERIOD
		LESS THAN	2-3	4-5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
Long-term debt(1)(2)	$340,000	$875	$3,500	$44,953	$290,672
Interest payments on 9 3/4% notes	$120,657	$16,088	$32,175	$32,175	$40,219
Commitments (3)	$6,000	$6,000	$—	$—	$—
Operating leases(4)	$87,979	$24,191	$34,678	$19,806	$9,304

(1)	Represents principal amounts, but not interest. See Note 13 to the consolidated financial statements.

(2)	The Company’s long-term debt consists of the second amended and restated credit facility and the 9 3/4% notes.

(3)	Represents amounts committed for the purchase of machinery and equipment for the Yuma, Arizona window facility.

(4)	For additional information on the Company’s operating leases, please see Note 14 to the consolidated financial statements.

     There can be no assurance that the Company’s cash flow from operations, combined with additional borrowings under the Company’s credit facility, will be available in an amount sufficient to enable the Company to repay its indebtedness or to fund its other liquidity needs or planned capital expenditures. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturities. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

RELATED PARTY TRANSACTIONS

     In connection with the December 2004 recapitalization transaction, the Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which the Company paid III the total due under the agreement of $6 million on December 22, 2004. As described in the Management Advisory Agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. Beginning in 2005, the Company will expense the prepaid management fee in accordance with the services provided over the life of the agreement.

     In connection with the December 2004 recapitalization transaction, on December 5, 2004 the Company entered into an agreement for financing advisory services with III (the “Investcorp Financing Advisory Agreement”). Under the Investcorp Financing Advisory Agreement, III will provide the Company with financial advisory services relating to the arrangement of borrowing facilities in connection with the December 2004 recapitalization transaction. For these services, the Company paid a one-time fee of $7.5 million to III on December 22, 2004. The term of the Investcorp Financing Advisory Agreement ended on December 23, 2004.

     The Company also entered into a merger and acquisitions advisory services agreement with III (the “Investcorp M&A Advisory Agreement”). Under the Investcorp M&A Advisory Agreement, III will provide the Company with advisory and strategic planning services. For these services, the Company paid a one-time fee of $1.5 million to these affiliates on December 22, 2004. The Investcorp M&A Advisory Agreement terminated on December 22, 2004.

     Total fees paid in connection with the Investcorp Financing Advisory Agreement, the Investcorp M&A Advisory Agreement and III’s out-of-pocket expenses were $9.1 million, of which $6.4 million was paid in cash on December 22, 2004 and $2.7 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in the first quarter of 2005.

     In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, the Company paid a fee of $4.9 million to Harvest Partners in connection with the transaction, of which $4.0 million was paid in cash on December 22, 2004 and $0.9 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in cash in February 2005. The amended agreement is substantially identical, in all material respects, to the original agreement, which provided for Harvest Partners to receive a one-time fee of $5.0 million in connection with structuring and implementing the April 2002 merger transaction. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company incurred approximately $0.8 million of management fees paid to Harvest Partners for each of the years ended January 1, 2005 and January 3, 2004 and $0.6 million for the 257 days ended December 31, 2002 which are included in selling, general and administrative expenses in the statement of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In 2003, the Company paid Harvest Partners $1.1 million in connection with the Company’s acquisition of Gentek and in 2004, $1.3 million for financial advisory services in connection with the completion of the offering of the 11 1/4% notes and the related transactions. In connection with the December 2004 recapitalization transaction, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     In connection with the December 2004 recapitalization transaction, on December 22, 2004 the Company paid bonuses in the aggregate amount of approximately $22.3 million to certain members of management and a director of the Company. Approximately $14.3 million of the bonus was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. The promissory notes were settled in cash during the first quarter of fiscal year 2005.

     In connection with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction, Mr. Vollmershausen, a director, received bonuses of $125,000 and $175,000, respectively.

     In connection with the recapitalization transactions, the Company recorded receivables from its parent related to certain payments for fees made on behalf of AMI’s indirect parent companies totaling $3.5 million.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly-formed entity controlled by members of AmerCable management and Wingate Partners III, L.P., for net proceeds of approximately $28.3 million in cash and the assumption of certain liabilities pursuant to an asset purchase agreement dated as of the same date.

     For additional information on related party transactions, please see Item 13. “Certain Relationships and Related Party Transactions” and Note 4 to the consolidated financial statements attached hereto.

RETIREMENT PLANS

     Defined benefit pension plans are subject to additional minimum pension liability requirements under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”. The Company recorded an additional minimum pension liability totaling approximately $2.3 million, net of tax and reduced its minimum pension liability by approximately $0.7 million, net of tax, for its defined benefit pension plans at January 1, 2005 and January 3, 2004, respectively. The adjustments were recorded to stockholder’s equity as a component of accumulated other comprehensive income.

EFFECTS OF INFLATION

     The Company’s principal raw materials, vinyl resin, aluminum, and steel have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly for the year ended January 1, 2005, with a majority of the impact in the fourth quarter. All of the Company’s key raw material commodities, vinyl resin, aluminum and steel, are at their highest levels in several years and continue to increase. The Company announced two vinyl siding and two aluminum price increases in 2004, which partially offset the raw material inflation. Historically vinyl resin costs decrease in the fourth quarter of the year as a result of reduced seasonal demand in the resin market; however, in the fourth quarter of 2004, resin prices increased. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin, aluminum and steel will continue to increase in 2005. The Company announced price increases on certain of its product offerings in 2004, as well as announced price increases in the first quarter of 2005, which it believes will partially offset the impact of the raw material inflation. While the Company is optimistic that any additional significant raw material price increases in 2005 will be offset by price increases to its customers, there can be no assurances that the Company will be able to achieve any future price increases including the announced price increases, in addition there may be a delay from quarter to quarter. At January 1, 2005, the Company had no raw material hedge contracts in place.

FINANCIAL ACCOUNTING STANDARDS

     On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer be presented as an extraordinary item. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002. The debt extinguishment costs include $4.9 million for the premium paid to extinguish substantially all of the Successor’s assumed 9 1/4% notes and $2.7 million for the financing fees related to an interim credit facility utilized for the merger transaction with Harvest Partners, which was repaid shortly thereafter.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable preferred stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. Adoption of the effective or deferred provisions of SFAS No. 150 did not and are expected not to have a material effect on the Company’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits.” SFAS No. 132 (Revised) was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. This standard retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted this standard effective for its fiscal year 2004.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, and amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this standard will have on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method of APB Opinion No. 25 to value stock options and accordingly, no compensation expense has been recorded for stock options, except for compensation expense of $30.8 million recorded in connection with the exercise of stock options in December 2004 (see Note 2 to the consolidated financial statements). SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company will adopt this standard effective July 1, 2005, expensing stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The Company is in the process of determining the impact this standard will have on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities.” Companies were required to adopt the provisions of this interpretation immediately for all new variable interest entities and at the end of the interim period beginning after December 15, 2003 for all variable interest entities in which an enterprise acquired an interest in that entity before February 1, 2003. As the Company does not have an interest in any variable interest entities, the adoption of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law. The Jobs Act contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a lower U.S. tax rate on non-U.S. dividends and a new deduction relating to domestic manufacturing. The Company is in the process of evaluating this legislation. However, the Jobs Act is not anticipated to materially affect the Company’s results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, warranties and pensions and benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition. The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-owned supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. A substantial portion of the Company’s sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete.

     Accounts Receivable. The Company records accounts receivable at selling prices which are fixed based a purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     Under the provisions of SFAS No. 142 — “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives must be reviewed annually for impairment using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. Given the significant amount of goodwill and other intangible assets as a result of the April 2002 merger transaction and the acquisition of Gentek, any future impairment of the goodwill and other intangible assets could have an adverse effect on the Company’s results of operations and financial position. Although management does not anticipate any significant impairment of these assets, the extent of any such future impairment cannot be predicted at this time and is dependent on future operating results.

     Pensions. The Company’s pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions.

     Product Warranty Costs and Service Returns. Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects.

     The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Liabilities for future warranty costs are provided annually based on management’s estimates of such future costs using historical trends and sales of products to which such costs relate. Certain metal coating suppliers provide material warranties to the Company that mitigate the costs incurred by the Company. Warranty reserves are based on past claims experiences, sales history and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.

CERTAIN FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this report constitute forward-looking statements that are based on the belief of the Company’s management, including but not limited to statements regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. By their nature, these statements are subject to risk and uncertainty. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

-	the Company’s operations and results of operations;

-	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

-	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

-	changes in raw material costs and availability;

-	market acceptance of price increases;

-	changes in national and regional trends in new housing starts;

-	changes in weather conditions;

-	the Company’s ability to comply with certain financial covenants in the loan documents governing its indebtedness;

-	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

-	increases in capital expenditure requirements;

-	shifts in market demand;

-	increases in the Company’s indebtedness;

-	increases in costs of environmental compliance;

-	potential conflict between existing Alside and new Gentek distribution channels;

-	the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

-	the other factors discussed under the heading “Risk Factors” and elsewhere in this report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company has outstanding borrowings under the term loan portion of its second amended and restated credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (“LIBOR”). At January 1, 2005, the Company had borrowings of $175.0 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the year ended January 1, 2005 by approximately $0.2 million.

     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. The fair value of the 9 3/4% notes at January 1, 2005 was $184.4 million based upon their quoted market price.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, since the acquisition of

Gentek, the Company now realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. At January 1, 2005 the Company had no currency hedges in place.

COMMODITY PRICE RISK

     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials, vinyl resin, aluminum, and steel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED MATERIALS INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Auditors	39
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	40
Consolidated Statements of Operations	41
Years Ended January 1, 2005 and January 3, 2004
Two hundred fifty-seven days ended December 31, 2002
One hundred eight days ended April 18, 2002 – Predecessor
Consolidated Statements of Stockholders’ Equity and Comprehensive Income	42
Years Ended January 1, 2005 and January 3, 2004
Two hundred fifty-seven days ended December 31, 2002
One hundred eight days ended April 18, 2002 – Predecessor
Consolidated Statements of Cash Flows	43
Years Ended January 1, 2005 and January 3, 2004
Two hundred fifty-seven days ended December 31, 2002
One hundred eight days ended April 18, 2002 – Predecessor
Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholder
Associated Materials Incorporated

     We have audited the accompanying consolidated balance sheets of Associated Materials Incorporated and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for the year ended January 1, 2005, the year ended January 3, 2004, the two hundred fifty-seven day period ended December 31, 2002 and the one hundred eight day period ended April 18, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Materials Incorporated and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for three years then ended in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Akron, Ohio
February 24, 2005

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	JANUARY 1,	JANUARY 3,
	2005	2004
	(IN THOUSANDS, EXCEPT
	SHARE AND PER SHARE
	AMOUNTS)
ASSETS
Current assets:
Cash and cash equivalents	$58,054	$4,282
Accounts receivable, net of allowance for doubtful accounts of $7,391 at January 1, 2005 and $7,942 at January 3, 2004	125,666	106,975
Receivable from parent	3,490	—
Inventories	114,787	97,907
Income taxes receivable	8,860	—
Deferred income taxes	18,253	7,019
Other current assets	12,938	5,564

Total current assets	342,048	221,747
Property, plant and equipment, net	138,697	140,846
Goodwill	234,796	230,283
Other intangible assets, net	113,044	116,136
Other assets	19,634	9,621

Total assets	$848,219	$718,633

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$75,139	$49,881
Accrued liabilities	54,379	53,234
Notes payable	11,607	—
Current portion of long-term debt	875	—
Income taxes payable	—	4,934

Total current liabilities	142,000	108,049
Deferred income taxes	62,720	58,028
Other liabilities	44,058	41,587
Long-term debt	339,125	305,000
Commitments and Contingencies
Stockholder’s equity:
Common stock, $0.01 par value: Authorized shares — 1,000 at January 1, 2005 and January 3, 2004 Issued shares — 100 at January 1, 2005 and January 3, 2004	—	—
Capital in excess of par	233,404	169,932
Accumulated other comprehensive income (loss)	1,131	(678)
Retained earnings	25,781	36,715

Total stockholder’s equity	260,316	205,969

Total liabilities and stockholder’s equity	$848,219	$718,633

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR	YEAR	257 DAYS	108 DAYS
	ENDED	ENDED	ENDED	ENDED
	JANUARY 1,	JANUARY 3,	DECEMBER 31,	APRIL 18,
	2005	2004	2002	2002
				PREDECESSOR
		(IN THOUSANDS)
Net sales	$1,093,959	$779,836	$449,324	$180,230
Cost of sales	804,951	561,525	317,077	130,351

Gross profit	289,008	218,311	132,247	49,879
Selling, general and administrative expenses	184,524	149,571	86,097	43,272
Transaction costs:
Bonuses	36,811	—	—	—
Stock option compensation expense	30,838	—	—	—
Facility closure costs	4,535	—	—	—

Income from operations	32,300	68,740	46,150	6,607
Interest expense, net	27,784	27,369	16,850	2,068
Foreign currency (gain) loss	387	(548)	—	—
Recapitalization transaction costs	16,297	—	—	—
Debt extinguishment costs	—	—	7,579	—
Merger transaction costs	—	—	—	9,319

Income (loss) before income taxes	(12,168)	41,919	21,721	(4,780)
Income taxes	(1,234)	17,388	9,016	977

Income (loss) from continuing operations	(10,934)	24,531	12,705	(5,757)
Loss from discontinued operations, net	—	—	(521)	—

Net income (loss)	$(10,934)	$24,531	$12,184	$(5,757)

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	CLASS B						CAPITAL IN		TOTAL
	COMMON STOCK		COMMON STOCK		TREASURY STOCK		EXCESS	RETAINED	STOCKHOLDERS’
PREDECESSOR	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	OF PAR	EARNINGS	EQUITY
	(IN THOUSANDS)
Balance at December 31, 2001	7,842	$19	—	$—	1,078	$(14,476)	$17,124	$100,008	$102,675
Net income and total comprehensive income	—	—	—	—	—	—	—	(5,757)	(5,757)
Exercise of common stock options and related tax benefits	404	1	—	—	—	—	10,325	—	10,326
Merger transaction with AMI Holdings	(8,246)	(20)	—	—	(1,078)	14,476	(27,449)	(94,251)	(107,244)

Balance at April 18, 2002	—	$—	—	$—	—	$—	$—	$—	$—

					ACCUMULATED
					OTHER
			CAPITAL IN		COMPREHENSIVE	TOTAL
	COMMON STOCK		EXCESS	RETAINED	INCOME	STOCKHOLDER’S	COMPREHENSIVE
SUCCESSOR	SHARES	AMOUNT	OF PAR	EARNINGS	(LOSS)	EQUITY	INCOME
	(IN THOUSANDS)
Equity contribution by Holdings	—	$—	$169,932	$—	$—	$169,932	$—
Net income	—	—	—	12,184	—	12,184	12,184
Minimum pension liability adjustment	—	—	—	—	(4,347)	(4,347)	(4,347)

Balance at December 31, 2002	—	—	169,932	12,184	(4,347)	177,769	7,837

Net income	—	—	—	24,531	—	24,531	24,531
Minimum pension liability adjustment	—	—	—	—	667	667	667
Foreign currency translation adjustments	—	—	—	—	3,002	3,002	3,002

Balance at January 3, 2004	—	$—	$169,932	$36,715	$(678)	$205,969	$28,200

Net loss	—	—	—	(10,934)	—	(10,934)	(10,934)
Minimum pension liability adjustment	—	—	—	—	(2,316)	(2,316)	(2,316)
Foreign currency translation adjustments	—	—	—	—	4,125	4,125	4,125
Equity contribution from Holdings	—	—	60,691	—	—	60,691	—
Distribution of Investcorp proceeds to management shareholders	—	—	(30,406)	—	—	(30,406)	—
Impact of stock option exercise	—	—	30,406	—	—	30,406	—
Tax benefit from stock option exercises	—	—	2,781	—	—	2,781	—

Balance at January 1, 2005	—	$—	$233,404	$25,781	$1,131	$260,316	$(9,125)

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED	257 DAYS ENDED	108 DAYS ENDED
	JANUARY 1,	JANUARY 3,	DECEMBER 31,	APRIL 18,
	2005	2004	2002	2002
				PREDECESSOR
		(IN THOUSANDS)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(10,934)	$24,531	$12,705	$(5,757)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	20,932	16,115	7,169	3,969
Deferred income taxes	(3,608)	524	1,738	783
Provision for losses on accounts receivable	1,283	2,029	1,240	649
(Gain) loss on sale of assets	692	20	(3)	38
Write-down of fixed assets related to facility closure	3,647	—	—	—
Stock option compensation expense	30,406	—	—	—
Tax benefit from stock option exercises	2,781	—	—	113
Cost of sales expense related to an inventory fair value purchase accounting adjustment	—	1,402	1,891	—
Debt extinguishment costs	—	—	7,579	—
Receivable from parent	(3,490)	—	—	—
Amortization of deferred financing costs	4,310	5,679	1,565	—
Changes in operating assets and liabilities:
Accounts receivable	(18,649)	3,938	(6,028)	(6,895)
Inventories	(15,024)	(95)	1,712	(5,170)
Other current assets	(6,994)	331	(574)	(739)
Accounts payable	24,389	(9,155)	3,220	3,816
Accrued liabilities	13,011	2,707	5,575	(8,142)
Income taxes receivable/payable	(14,650)	8,756	4,564	(1,399)
Other assets	(2,410)	22	41	(442)
Other liabilities	(6,955)	(828)	183	918

Net cash provided by (used in) operating activities	18,737	55,976	42,577	(18,258)
INVESTING ACTIVITIES
Additions to property, plant and equipment	(18,741)	(12,689)	(8,938)	(3,817)
Proceeds from sale of assets	90	2,104	110	220
Other investing activities	—	330	—	—
Purchase of Gentek Holdings, Inc.	—	(113,255)	—	—
Acquisition of predecessor’s equity	—	—	(366,497)	—
Proceeds from sale of AmerCable	—	—	28,332	—

Net cash used in investing activities	(18,651)	(123,510)	(346,993)	(3,597)
FINANCING ACTIVITIES
Equity contribution from Holdings	60,691	—	164,807	—
Distribution of Investcorp proceeds to management shareholders	(30,406)	—	—	—
Proceeds from issuance of 9 3/4% Senior Subordinated Notes	—	—	165,000	—
Proceeds from borrowings under term loan	175,000	190,000	125,000	—
Repayments of term loan	(140,000)	(126,500)	(48,500)	—
Net proceeds from issuance of common stock	—	—	100	—
Repayment of 9 1/4% Senior Subordinated Notes	—	(908)	(74,092)	—
Debt extinguishments costs	—	—	(7,579)	—
Financing costs	(12,109)	(3,854)	(12,991)	—
Options exercised	—	—	—	94
Dividends paid	—	—	—	(339)

Net cash provided by (used in) financing activities	53,176	58,738	311,745	(245)

Net increase (decrease) in cash from continuing operations	53,262	(8,796)	7,329	(22,100)
Effect of exchange rate changes on cash	510	56	—	—
Net cash used in discontinued operations	—	—	(1,076)	—

Cash at beginning of period	4,282	13,022	6,769	28,869

Cash at end of period	$58,054	$4,282	$13,022	$6,769

Supplemental Information:
Cash paid for interest	$23,422	$21,277	$12,226	$4,479

Cash paid for income taxes	$14,832	$8,739	$1,532	$2,254

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

NATURE OF OPERATIONS

     Associated Materials Incorporated (the “Company”) was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing.

BASIS OF PRESENTATION

     The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. (“Holdings”), which is a wholly owned subsidiary of AMH Holdings, Inc. (“AMH”). AMH is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”) which is controlled by affiliates of Investcorp S.A. (“Investcorp”) and Harvest Partners, Inc. (“Harvest Partners”). AMH and AMH II were incorporated in connection with the recapitalization transactions described in Note 2. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of the Company. The Company’s 2003 results of operations include the results of Gentek Holdings, Inc. subsequent to its acquisition on August 29, 2003 (see Note 3). The Company’s results of operations prior to the date of the April 2002 merger transaction (see Note 3) are presented as the results of the Predecessor. As discussed in Note 3, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable’s results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable’s results are presented as discontinued operations of the Successor as it was the Successor’s decision to divest this division.

     In 2003, the Company changed its fiscal year from a calendar year ending on December 31st to a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2004 and 2003 fiscal years ended on January 1, 2005 and January 3, 2004, respectively.

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

REVENUE RECOGNITION

     The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its Company owned supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. A substantial portion of the Company’s sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

     The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. The cost of maintenance and repairs of property, plant and equipment is charged to operations in the period incurred. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which are as follows:

Building and improvements	7 to 40 years
Computer equipment	3 to 5 years
Machinery and equipment	3 to 15 years

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

GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES

     The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or circumstances change that would impact the value of these assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 — “Goodwill and Other Intangible Assets.” The impairment test is conducted using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test as of October 1, 2004 noting no impairment to its goodwill or other intangible assets with indefinite lives.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

PENSIONS

     The Company’s pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions.

PRODUCT WARRANTY COSTS AND SERVICE RETURNS

     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects.

     The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Liabilities for future warranty costs are provided annually based on management’s estimates of such future costs using historical trends and sales of products to which such costs relate. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Warranty reserves are based on past claims experience, sales history and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures.

     A reconciliation of warranty reserve activity is as follows for the years ended January 1, 2005 and January 3, 2004 (in thousands):

	January 1,	January 3,
	2005	2004
Balance at the beginning of the year	$15,979	$1,854
Provision for warranties issued	7,016	3,135
Gentek warranties assumed	6,673	13,611
Claims paid	(8,089)	(2,621)

Balance at the end of the year	$21,579	$15,979

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109 — “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.

STOCK PLANS

     The Company measures stock-based compensation using the intrinsic value in accordance with Accounting Principles Board (“APB”) Opinion No. 25 — “Accounting for Stock Issued to Employees.” The Company follows the disclosure provisions required under SFAS No. 123 — “Accounting for Stock Based Compensation.” Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. The pro forma effect on net income (loss) would have been (in thousands):

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

			257 DAYS	108 DAYS
	YEAR ENDED	YEAR ENDED	ENDED	ENDED
	JANUARY 1,	JANUARY 3,	DECEMBER 31,	APRIL 18,
	2005	2004	2002	2002
				PREDECESSOR
Net income (loss) as reported	$(10,934)	$24,531	$12,184	$(5,757)
Pro forma stock based employee compensation cost, net of tax	(177)	(132)	(212)	(65)

Pro forma net income (loss)	$(11,111)	$24,399	$11,972	$(5,822)

     In accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25,” the Company recorded $30.8 million of stock compensation expense for the year ended January 1, 2005 in connection with the December 2004 recapitalization transaction (see Note 2).

MARKETING AND ADVERTISING

     The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $14.2 million for the year ended January 1, 2005, $9.7 million for the year ended January 3, 2004, $7.2 million for the 257 days ended December 31, 2002, and $3.8 million for the 108 days ended April 18, 2002.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2003, the Company adopted the provisions of FASB SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer be presented as an extraordinary item. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002. The debt extinguishment costs include $4.9 million for the premium paid to extinguish substantially all of the Successor’s assumed 9 1/4% notes and $2.7 million for the financing fees related to an interim credit facility utilized for the April 2002 merger transaction (see Note 3), which was repaid shortly thereafter.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable preferred stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. Adoption of the effective or deferred provisions of SFAS No. 150 did not and are expected not to have a material effect on the Company’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits.” SFAS No. 132 (Revised) was developed in response to concerns expressed by users of financial statements about their need for more information about pension plans. This standard retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The Company adopted this standard effective for its fiscal year 2004.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, and amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this standard will have on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method under APB Opinion No. 25 to value stock options and accordingly, no compensation expense has been recorded for stock options, except for stock compensation expense of $30.8 million recorded in connection with the exercise of stock options in December 2004 (see Note 2). SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company will adopt this standard effective July 1, 2005, expensing stock options using the modified prospective transition method prescribed in SFAS No. 123 (Revised). The Company is in the process of determining the impact this standard will have on its financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Companies were required to adopt the provisions of this interpretation immediately for all new variable interest entities and at the end of the interim period beginning after December 15, 2003 for all variable interest entities in which an enterprise acquired an interest in that entity before February 1, 2003. As the Company does not have an interest in any variable interest entities, the adoption of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

     In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law. The Jobs Act contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a lower U.S. tax rate on non-U.S. dividends and a new deduction relating to domestic manufacturing. The Company is in the process of evaluating this legislation. However, the Jobs Act is not anticipated to materially affect the Company’s results of operations or financial position.

2. RECAPITALIZATION TRANSACTIONS

     AMH was incorporated in Delaware on February 19, 2004. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH and are no longer stockholders and option holders of Holdings. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company’s direct parent company. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes. The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of the Company’s senior management and a director. Through Holdings, AMH contributed $14.5 million to the Company to pay the bonus. The completion of the aforementioned transactions constituted the March 2004 dividend recapitalization.

     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Each of Investcorp and Harvest Partners, through their respective affiliates, have a 50% voting interest in AMH. Immediately following these transactions, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH II, a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, the Company increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014 (“13 5/8% notes”). AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH, upon the exercise of options to purchase AMH common stock. Of this $96.4 million dividend, approximately $62.7 million was paid in cash and approximately $33.7 million was paid in the form of promissory

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

notes issued by AMH II to each of its Class B common shareholders. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, AMI and its direct and indirect parent companies declared a dividend in forgiveness of the intercompany loan.

     On December 22, 2004, in connection with such transactions, the Company paid a bonus in the aggregate amount of approximately $22.3 million to certain members of the Company’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. The Company incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statements of operations and $12.1 million for financing related costs. The Company also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constitute the December 2004 recapitalization transaction.

3. ACQUISITIONS AND DIVESTITURES

     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, Inc., the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as “Gentek”. Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere(R) and Gentek(R) brand names. Gentek markets its products to professional contractors on a wholesale basis through 11 company-owned distribution centers in the mid-Atlantic region of the United States and 21 company-owned distribution centers in Canada, as well as approximately 180 independent distributors in the United States. The acquisition was completed to expand the Company’s presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company’s Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage.

     In connection with the Gentek acquisition, the Company amended and restated its existing credit facility by adding a term loan facility to borrow an additional $113.5 million and expanding the revolving credit facility from $40 million to $70 million, including a new Canadian subfacility of $15 million.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The acquisition has been accounted for using the purchase method of accounting. The total purchase price has been allocated to the tangible and intangible assets and liabilities acquired based upon their estimated fair values as follows (in thousands):

Cash	$1,088
Accounts receivable	43,290
Inventory	38,020
Other current assets	3,947
Deferred income taxes	1,698

Total current assets	88,043
Property, plant and equipment	39,767
Goodwill	36,526
Other intangible assets	16,320
Deferred income taxes	7,039
Other assets	350

Total assets	$188,045

Accounts payable	$26,197
Accrued liabilities	15,151
Income taxes payable	1,434

Total current liabilities	42,782
Other liabilities	30,920
Long-term debt	7,500
Stockholder’s equity	106,843

Total liabilities and stockholder’s equity	$188,045

     The allocation of purchase price resulted in $36.5 million in goodwill and $16.3 million in other intangible assets, including $4.5 million of customer base intangibles with estimated useful lives ranging from 2 to 9 years, $1.1 million of order backlog, which was fully amortized in 2003 as the orders were fulfilled and $10.7 million assigned to trademarks of which $4.3 million have remaining useful lives of 15 years and $6.4 million have indefinite lives (See Note 5).

     The purchase price allocation was finalized in 2004. The preliminary purchase price allocation was adjusted primarily for liabilities associated with warranties of $6.7 million, net of a deferred tax asset of $2.8 million. The purchase consideration of $113.3 million was financed through additional term loans under the amended and restated credit facility. From the total purchase consideration paid to the sellers, $7.0 million was retained in an escrow account for certain items that were indemnified by the seller to the Company. In accordance with the stock purchase agreement, $3.5 million of the escrow was returned to former Genstar shareholders in 2004, resulting in a remaining balance in the escrow account of $3.5 million as of January 1, 2005.

     On March 16, 2002, the Company entered into a merger agreement (“Merger Agreement”) with Associated Materials Holdings, Inc. and its wholly owned subsidiary, Simon Acquisition Corp. The Merger Agreement provided for the acquisition of all shares of the Company’s then outstanding common stock through a cash tender offer for $50.00 per share. The Merger Agreement also required that the Company commence a tender offer to purchase all of its then outstanding 9 1/4% senior subordinated notes due March 1, 2008 (“9 1/4% notes”).

     On April 19, 2002, the cash tender offer for the Company’s then outstanding common stock and the cash tender offer for approximately $74.0 million of the Company’s then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constitute the April 2002 merger transaction. Following the completion of the April 2002 merger transaction, the Company’s then outstanding shares of common stock were delisted from NASDAQ.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The April 2002 merger transaction has been accounted for using the purchase method of accounting. The total purchase consideration has been allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values at the date of acquisition, which are based on valuation estimates and certain assumptions. The allocation of purchase price resulted in $198.3 million in goodwill and $105.5 million in other intangibles, including $6.8 million of patents with estimated useful lives of 10 years and $98.7 million assigned to trademarks of which $24.0 million have remaining useful lives of 15 years and $74.7 million have indefinite lives (See Note 5). The purchase consideration, financing costs, tender offer of the $74.0 million of 9 1/4% notes, and debt extinguishment costs of $7.6 million were financed through: (1) the issuance of $165 million of 9 3/4% senior subordinated notes due 2012 (“9 3/4% notes”), (2) $125 million from a new $165 million credit facility (“credit facility”), (3) $164.8 million cash contribution from Holdings and (4) cash of approximately $6.3 million, representing a portion of the Company’s total cash of $6.8 million on hand at the time of the acquisition.

     In connection with the April 2002 merger transaction, the Predecessor incurred merger related costs, including legal and investment banking fees, which have been classified as merger transaction costs in the Predecessor’s accompanying statements of operations.

     On June 24, 2002, the Company completed the sale of its AmerCable division to AmerCable Incorporated, a newly formed entity controlled by Wingate Partners III, L.P. and members of AmerCable’s management for net proceeds of approximately $28.3 million and the assumption of certain liabilities pursuant to an asset purchase agreement. The Company used the net proceeds to repay a portion of its credit facility. No gain or loss on the sale of AmerCable was recorded in the statements of operations, as the fair value assigned to AmerCable’s net assets acquired in the April 2002 merger transaction approximated the net proceeds received from the subsequent sale of AmerCable. Operating results of discontinued operations for the period from April 19, 2002 to June 24, 2002 were as follows (in thousands):

257 DAYS ENDED
DECEMBER 31, 2002
Net sales	$8,197
Income from operations	322
Interest allocated to discontinued operations	1,213
Net loss from discontinued operations	$(521)

     Interest allocated to discontinued operations includes the interest on $28.3 million of borrowings under the term loan for the period from April 19, 2002 to June 24, 2002 plus interest expense related to the accelerated amortization of deferred financing fees of the Company’s credit facility related to the proceeds from the sale of AmerCable used to reduce the term loan.

4. RELATED PARTIES

     In connection with the December 2004 recapitalization transaction, the Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which the Company paid III the total due under the agreement of $6 million on December 22, 2004. As described in the Management Advisory Agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. Beginning in 2005, the Company will expense the prepaid management fee in accordance with the services provided over the life of the agreement.

     In connection with the December 2004 recapitalization transaction, on December 5, 2004 the Company entered into an agreement for financing advisory services with III (the “Investcorp Financing Advisory Agreement”). Under the Investcorp Financing Advisory Agreement, III will provide the Company with financial advisory services relating to the arrangement of borrowing facilities in connection with the December 2004 recapitalization transaction. For these services, the Company paid a one-time fee of $7.5 million to III on December 22, 2004. The term of the Investcorp Financing Advisory Agreement ended on December 23, 2004.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The Company also entered into a merger and acquisitions advisory services agreement with III (the “Investcorp M&A Advisory Agreement”). Under the Investcorp M&A Advisory Agreement, III will provide the Company with advisory and strategic planning services. For these services, the Company paid a one-time fee of $1.5 million to these affiliates on December 22, 2004. The Investcorp M&A Advisory Agreement terminated on December 22, 2004.

     Total fees paid in connection with the Investcorp Financing Advisory Agreement, the Investcorp M&A Advisory Agreement and III’s out-of-pocket expenses were $9.1 million, of which $6.4 million was paid in cash on December 22, 2004 and $2.7 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in first quarter of 2005.

     In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, the Company paid a fee of $4.9 million to Harvest Partners in connection with the transaction, of which $4.0 million was paid in cash on December 22, 2004 and $0.9 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in cash in February 2005. The amended agreement is substantially identical, in all material respects, to the original agreement, which provided for Harvest Partners to receive a one-time fee of $5.0 million in connection with structuring and implementing the April 2002 merger transaction. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company incurred approximately $0.8 million of management fees paid to Harvest Partners for each of the years ended January 1, 2005 and January 3, 2004 and $0.6 million for the 257 days ended December 31, 2002 which are included in selling, general and administrative expenses in the statement of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In connection with the December 2004 recapitalization transaction, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. In 2003, the Company paid Harvest Partners $1.1 million in connection with the Company’s acquisition of Gentek and in 2004, $1.3 million for financial advisory services in connection with the completion of the offering of the 11 1/4% notes and the related transactions. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     In connection with the 2004 recapitalization transactions, the Company recorded receivables from its parent related to certain payments for fees made on behalf of AMI’s indirect parent companies totaling $3.5 million.

     In connection with the December 2004 recapitalization transaction, on December 22, 2004 the Company paid bonuses in the aggregate amount of approximately $22.3 million to certain members of management and a director of the Company. The director bonus, paid to Mr. Vollmershausen, was $125,000. Approximately $14.3 million of the bonus was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. The promissory notes were settled in cash during the first quarter of fiscal year 2005.

     In connection with the March 2004 dividend recapitalization, the Company paid bonuses in the aggregate amount of $14.5 million to certain members of management and a director of the Company. The director bonus, paid to Mr. Vollmershausen, was $175,000.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired and consists of $234.8 million including $198.3 million from the purchase price for the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	AVERAGE
	AMORTIZATION	JANUARY 1, 2005			JANUARY 3, 2004
	PERIOD		ACCUMULATED	NET CARRYING		ACCUMULATED	NET CARRYING
	(IN YEARS)	COST	AMORTIZATION	VALUE	COST	AMORTIZATION	VALUE
Trademarks and trade names	15	$109,280	$4,712	$104,568	$109,280	$2,844	$106,436
Patents	10	6,550	1,763	4,787	6,550	1,110	5,440
Customer base	7	4,762	1,073	3,689	4,628	368	4,260

Total other intangible assets		$120,592	$7,548	$113,044	$120,458	$4,322	$116,136

     The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside(R), Revere(R)and Gentek(R) trade names have indefinite useful lives. Additionally, the Company determined the value of Gentek’s order backlog at August 29, 2003 was approximately $1.1 million. The backlog was fully amortized in 2003 as the orders were fulfilled. Amortization expense related to other intangible assets was approximately $3.2 million and $3.8 million for years ended January 1, 2005 and January 3, 2004, respectively, and $1.8 million for the 257 days ended December 31, 2002. Amortization expense for fiscal years 2005, 2006, 2007, 2008 and 2009 is estimated to be approximately $3.2 million, $3.1 million, $3.1 million, $3.1 million and $3.0 million, respectively.

6. PRO FORMA INFORMATION

     The following pro forma information for the years ended January 3, 2004 and December 31, 2002 was prepared as if the acquisition of Gentek occurred as of the beginning of each period presented and the April 2002 merger transaction and sale of AmerCable occurred as of the beginning of 2002. On a pro forma basis, the Company would have reported (in thousands):

	YEAR ENDED	YEAR ENDED
	JANUARY 3,	DECEMBER 31,
	2004	2002
Net sales	$969,876	$867,275
Net income	$28,264	$17,822

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

7. INVESTMENT IN AMERCORD

     The Company owns a 9.9% interest in Amercord Inc. (“Amercord”), which manufactured and marketed steel cord and bead wire to the tire manufacturing industry. During 2001, Amercord ceased operations, and the Company wrote-off its remaining investment.

     The Company guaranteed $3.0 million of a secured note in connection with the sale of a portion of the ownership interest in Amercord. Ivaco, Inc., pursuant to the terms of the note, agreed to indemnify the Company for 50% of any loss under the guarantee. The guarantee was exercised by Amercord’s lender and the Company paid approximately $1.2 million in 2003 for its portion of the

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     liability related to this guarantee. The Company has no further obligations under this guarantee. The Company retains a right to any collateral proceeds that secure the note; however, the Company has determined that the value of such collateral is not sufficient to cover any significant portion of the Company’s liability.

8. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in the allowance for doubtful accounts on accounts receivable consist of (in thousands):

			257 DAYS	108 DAYS
	YEAR ENDED	YEAR ENDED	ENDED	ENDED
	JANUARY 1,	JANUARY 3,	DECEMBER 31,	APRIL 18,
	2005	2004	2002	2002
				PREDECESSOR
Balance at beginning of period	$7,942	$5,552	$5,486	$5,117
Provision for losses	1,283	2,029	1,240	649
Losses sustained (net of recoveries)	(1,834)	(1,375)	(653)	(280)
Allowance for Gentek receivables acquired	—	1,736	—	—
Allowance for AmerCable receivables sold	—	—	(521)	—

Balance at end of period	$7,391	$7,942	$5,552	$5,486

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

9. INVENTORIES

     Inventories consist of (in thousands):

	JANUARY 1,	JANUARY 3,
	2005	2004
Raw materials	$27,127	$24,586
Work-in-progress	9,570	6,307
Finished goods and purchased stock	78,090	67,014

	$114,787	$97,907

10. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of (in thousands):

	JANUARY 1,	JANUARY 3,
	2005	2004
Land	$4,668	$4,146
Buildings	49,658	49,472
Construction in process	2,623	5,892
Machinery and equipment	113,660	98,329

	170,609	157,839
Less accumulated depreciation	31,912	16,993

	$138,697	$140,846

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Depreciation expense was approximately $17.7 million in 2004, $12.3 million in 2003, $5.4 million for the 257 days ended December 31, 2002 and $3.9 million for the 108 days ended April 18, 2002.

11. ACCRUED AND OTHER LIABILITIES

     Accrued liabilities consist of (in thousands):

	JANUARY 1,	JANUARY 3,
	2005	2004
Employee compensation	$16,888	$18,639
Sales promotions and incentives	12,021	11,138
Warranty reserves	6,500	2,222
Employee benefits	6,435	6,692
Interest	3,770	3,794
Taxes other than income	2,972	3,968
Other	5,793	6,781

	$54,379	$53,234

     Other liabilities consist of (in thousands):

	JANUARY 1,	JANUARY 3,
	2005	2004
Pensions and other post-employment benefits	$24,883	$22,195
Warranty reserves	15,079	13,757
Other	4,096	5,635

	$44,058	$41,587

12. NOTES PAYABLE

     On December 22, 2004, in connection with the December 2004 recapitalization transaction, the Company issued promissory notes totaling $11.6 million including $2.7 million and $0.9 million to Investcorp and Harvest Partners, respectively, for transaction related services, and $8.0 million to certain members of management and a director for bonuses to be paid in connection with the December 2004 recapitalization transaction. The notes were settled in cash during the first quarter of 2005.

13. LONG-TERM DEBT

     Long-term debt consists of (in thousands):

	JANUARY 1,	JANUARY 3,
	2005	2004
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	175,000	140,000

Total debt	340,000	305,000
Less current portion	875	—

Long-term debt	$339,125	$305,000

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     In connection with the April 2002 merger transaction, on April 23, 2002 the Company issued $165 million of 9 3/4% notes due in 2012 that pay interest semi-annually on April 15 and October 15. The 9 3/4% notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness and senior in right of payment to any current or future subordinated indebtedness of the Company. The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the “Subsidiary Guarantees”) on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes.

     In conjunction with the April 2002 merger transaction, the Company entered into a $165 million credit facility, which included $125 million of term loans due through 2009 that bear interest at the London Interbank Offered Rate (LIBOR) plus 3.50%, payable quarterly, and up to $40 million of available borrowings provided by revolving loans, which expire in 2007. In August 2003, in connection with the acquisition of Gentek, the Company amended its credit facility to increase its borrowing under term loans to $190 million due through August 2010, bearing interest at LIBOR plus 2.75%, and to expand its revolving facility from $40 million to $70 million, including a new Canadian subfacility of $15 million. The Company used the borrowings for the Gentek acquisition and repayment of the Company’s $76.5 million of term loans outstanding at that time.

     In conjunction with the December 2004 recapitalization transaction the Company entered into a second amended and restated credit facility dated December 22, 2004 in which the Company increased its borrowings under the term loan facility to $175 million, and expanded its revolving facility from $70 million to $80 million of available borrowings including a $20 million Canadian subfacility. The Company used the borrowings to repay the Company’s then outstanding term loans of $133 million and to partially fund the December 2004 recapitalization transaction. The term loan facility is due through August 2010 with minimum principal amortization of 1% per year beginning September 30, 2005 with quarterly payments of the unamortized principal in the final year of the loan. The term facility bears interest at LIBOR plus 2.25% payable quarterly at the end of each calendar quarter. The revolving credit facility was extended to April 2009 and bears interest at LIBOR plus a margin of 3.00%, which can decline to as low as 2.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.

     The term loan under the Company’s first and second amendment to the credit facility was, in each case, considered to be “substantially different” as defined by FASB Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” as a result of these amendments. The Company wrote-off previously capitalized deferred financing fees and certain financing costs paid in conjunction with the amendments to the credit facility totaling $2.8 million and $3.9 million for the years ended January 1, 2005 and January 3, 2004, respectively, which is included in interest expense for both years.

     At January 1, 2005, the Company had available borrowing capacity of approximately $74.0 million under the revolving portion of its credit facility. The facility requires the Company to pay a commitment fee of 0.375% per annum on any unused amounts under the revolving portion of the facility. Outstanding letters of credit at January 1, 2005 totaled approximately $6.0 million securing various insurance letters of credit.

     Under the provisions of the amended and restated credit facility, on an annual basis beginning with the year ended December 31, 2005, the Company is required to make principal payments on the term loan under its credit facility based on a percentage of excess cash flows as defined in the amended and restated credit facility. As of January 1, 2005, no principal payments were required to be made under the excess cash flow provision.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of January 1, 2005.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     All obligations of the Company and Gentek under the credit facility are jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also are jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiaries. All obligations of the Company and Gentek under the credit facility are secured by a pledge of the Company’s capital stock, the capital stock of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiaries.

     In connection with the April 2002 merger transaction, on April 19, 2002 the Company completed a cash tender offer for approximately $74.0 million of the Company’s 9 1/4% notes. The tender offer premium paid for the 9 1/4% notes was approximately $7.3 million, of which $4.9 million is included as debt extinguishment costs representing the portion of the premium in excess of the fair market value of the 9 1/4% notes. The Company was then obligated to make a change of control offer for the approximate $1.0 million of remaining outstanding 9 1/4% notes at a price of 101% of the principal amount thereof, plus accrued and unpaid interest. The change of control offer was completed on June 21, 2002 with approximately $0.1 million of 9 1/4% notes being tendered. In 2003, the Company redeemed all the remaining approximate $0.9 million of 9 1/4% notes at 104.625% of the principal amount of such notes plus accrued and unpaid interest through the date of redemption.

     The weighted average interest rate for borrowings under the credit facility was 4.5% and 5.9% for the years ended January 1, 2005 and January 3, 2004, respectively.

     The fair value of the 9 3/4% notes was $184.4 million and $180.7 million at January 1, 2005 and January 3, 2004, respectively based upon their quoted market price.

     In connection with the March 2004 dividend recapitalization, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes (“11 1/4% notes”). The total gross proceeds were approximately $258.3 million. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The notes are not guaranteed by any of AMH’s direct or indirect subsidiaries.

     In connection with the December 2004 recapitalization transaction, AMH II issued $75 million of 13 5/8% senior notes (“13 5/8% notes”) which mature on December 1, 2014. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of notes that is equal to the least such principal amount as is required to be paid in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”). The notes are not guaranteed by any of AMH II’s direct or indirect subsidiaries. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH II’s existing and future subsidiaries, including the Company, Holdings and AMH. The 11 1/4% notes and the 13 5/8% notes also contain restrictive covenants.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. Total AMH II debt, including that of its consolidated subsidiaries, was $697.9 million as of January 1, 2005.

14. COMMITMENTS

     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2005	$24,191
2006	19,356
2007	15,322
2008	11,606
2009	8,200
Thereafter	9,304

Total future minimum lease payments	$87,979

     Lease expense was approximately $27.9 million and $21.5 million for the years ended January 1, 2005 and January 3, 2004, respectively, $12.4 million for the 257 days ended December 31, 2002 and $6.0 million for the 108 days ended April 18, 2002. The Company’s lease agreements typically contain renewal options.

     The Company is planning on expanding its window manufacturing capabilities by constructing a manufacturing facility in Yuma, Arizona in 2005. The Company currently has purchase commitments of approximately $6.0 million for machinery and equipment for this facility.

     As of January 1, 2005, approximately 20% of the Company’s employees are covered by collective bargaining agreements. Approximately 3% of the Company’s employees are covered by collective bargaining agreements that expire within one year.

15. INCOME TAXES

     Income tax expense (benefit) for the periods presented consists of (in thousands):

	YEAR ENDED		YEAR ENDED		257 DAYS ENDED		108 DAYS ENDED
	JANUARY 1, 2005		JANUARY 3, 2004		DECEMBER 31, 2002		APRIL 18, 2002
							PREDECESSOR
	CURRENT	DEFERRED	CURRENT	DEFERRED	CURRENT	DEFERRED	CURRENT	DEFERRED
Federal	$(4,382)	$(2,786)	$10,756	$1,325	$6,127	$1,151	$177	$711
State	811	(730)	3,520	365	781	587	17	72
Foreign	5,945	(92)	1,583	(161)	—	—	—	—

	$2,374	$(3,608)	$15,859	$1,529	$6,908	$1,738	$194	$783

     Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($29.6) million and $17.4 million, respectively, for the year ended January 1, 2005. Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $37.8 million and $4.1 million, respectively, for the year ended January 3, 2004.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	JANUARY 1,	JANUARY 3,
	2005	2004
Deferred tax assets:
Medical benefits	$2,732	$2,846
Bad debt expense	3,096	3,681
Pension	7,300	5,864
Inventory costs	1,838	1,005
Interest	1,485	—
Warranty costs	8,802	6,394
Net operating loss carryforward	6,603	6,603
Accrued expenses and other	4,029	5,455

Total deferred tax assets	35,885	31,848
Deferred tax liabilities:
Depreciation	33,538	33,919
Intangible assets	46,796	48,125
Other	18	813

Total deferred tax liabilities	80,352	82,857

Net deferred tax liabilities	$(44,467)	$(51,009)

     At January 1, 2005, the Company had unused federal and state net operating loss carryforwards, the tax benefit of which would be $6.6 million at the current statutory rate. The federal net operating loss carryforward benefits of $5.6 million begin to expire in 2017, however the Company anticipates utilizing these over the next five years. The state net operating loss carryforward benefits are $1.0 million.

     The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

			257 DAYS	108 DAYS
	YEAR ENDED	YEAR ENDED	ENDED	ENDED
	JANUARY 1,	JANUARY 3,	DECEMBER 31,	APRIL 18,
	2005	2004	2002	2002
				PREDECESSOR
Statutory rate	35.0%	35.0%	35.0%	(35.0)%
State income tax, net of federal income tax benefit	(.3)	6.2	2.2	(2.2)
Non-deductible merger transaction costs	(31.3)	—	—	58.9
Foreign rate differential	2.0	(.2)	—	—
Other	4.7	.5	4.3	(1.3)

Effective rate	10.1%	41.5%	41.5%	20.4%

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The 2004 effective income tax rate was impacted by $10.9 million of recapitalization transaction costs which the Company believes to be non-deductible for income tax purposes. Although the foreign statutory rate is lower than the US statutory rate, this rate differential results in a positive effect on the tax provision for the year ended January 1, 2005 due to the loss in that year. As a result of relocating the Company’s corporate office from Texas to Ohio, the Company’s state and local income tax rate increased, raising the Company’s total effective tax rate to 41.5% from 38.5%. In addition, the Predecessor’s tax provision includes an estimate for $7.3 million of merger transaction costs that the Company considers to be non-deductible for income tax purposes. Income tax expense for the 257 days ended December 31, 2002 consists of a $9.0 million provision for continuing operations, net of a $0.4 million benefit from discontinued operations.

     The cumulative amount of unremitted earnings of foreign subsidiaries was $14.3 million as of January 1, 2005. Because these earnings have been indefinitely reinvested in foreign operations, no provision has been made for U.S. income taxes.

16. STOCKHOLDER’S EQUITY

     As discussed in Note 1, the Company is a wholly owned subsidiary of Holdings. The Company has the authority to issue 1,000 shares of $0.01 par value common stock, of which 100 shares are issued and outstanding at January 1, 2005. The Company’s contributed capital consists of $225.6 million of cash contributions and non-cash financing of approximately $5.0 million representing the fair value of stock options of the Predecessor held by certain employees that were converted into options of Holdings.

     The Company reports comprehensive income in its consolidated statement of stockholders’ equity and comprehensive income. Comprehensive income includes net income and all other non-owner changes in equity during the period. Comprehensive income for the year ended January 1, 2005 includes a minimum pension liability adjustment of approximately $2.3 million, net of a related tax benefit of approximately $1.6 million as well as foreign currency translation adjustments of approximately $4.1 million. Comprehensive income for the year ended January 3, 2004 includes a minimum pension liability adjustment of approximately $0.7 million, net of a related tax benefit of approximately $0.5 million as well as foreign currency translation adjustments of approximately $3.0 million. Comprehensive income for the 257 days ended December 31, 2002 includes a minimum pension liability adjustment of approximately $4.3 million, net of a related tax benefit of approximately $3.1 million. The components of accumulated other comprehensive income are as follows (in thousands):

	JANUARY 1,	JANUARY 3,	DECEMBER 31,
	2005	2004	2002
Minimum pension liability adjustments	$(5,996)	$(3,680)	$(4,347)
Foreign currency translation adjustments	7,127	3,002	—

Accumulated other comprehensive income (loss)	$1,131	$(678)	$(4,347)

17. STOCK PLANS

     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In conjunction with the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same in number of shares and at the same exercise price as the original options. The board of directors of AMH administers the 2002 Plan and selects eligible executives, directors, employees and consultants of AMH and its affiliates, including the Company, to receive options. The board of directors of AMH also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. In 2002, the board of directors authorized 467,519 shares of common stock and 55,758 shares of preferred stock under this plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding time-vesting

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

options become immediately fully exercisable, while the performance-based options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of AMH may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.

     Options were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options granted in 2002 through 2004, prior to the December 2004 recapitalization transaction, which were originally granted as options to purchase Holdings stock, include the following:

–	Options to purchase shares of AMH common stock at the fair market value on the date of grant, which will vest over time;

–	Options to purchase shares of AMH common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the 2002 Plan, and the achievement of a specified internal rate of return on the funds invested by Harvest Partners, Inc. and minimum aggregate proceeds for the investment by Harvest Partners (“performance-based options”) and;

–	Options to purchase shares of Holdings’ common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock granted in exchange for a portion of the outstanding options to purchase shares of the Predecessor’s common stock, which became fully vested upon completion of the April 2002 merger transaction (“Roll-Over Options”) These options were exercised for Holdings stock in connection with the March 2004 dividend recapitalization with shares being exchanged for AMH stock after exercise. The shares of AMH preferred stock were redeemed in connection with the March 2004 dividend recapitalization.

     In connection with the December 2004 recapitalization transaction, AMH amended the 2002 Plan to provide that each option that remains outstanding under the 2002 Plan following the completion of the December 2004 recapitalization transaction will be exercisable for two shares of the Class B non-voting common stock of AMH, to adjust for the dilution effected pursuant to the December 2004 recapitalization transaction. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the AMH shares issued upon any such option exercise, in exchange for an equivalent number and class of shares of AMH II.

     Also, in connection with the December 2004 recapitalization transaction, in December 2004 AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan (“2004 Plan”). The Compensation Committee of the board of directors of AMH II administers the AMH II Plan and selects executives, other employees, directors of and consultants of AMH II and its affiliates, including the Company, to receive options. The Committee will also determine what form the option will take, the numbers of shares, the exercise price (which shall not be less than fair market value), the periods for which the options will be outstanding, terms, conditions, performance criteria as well as certain other criteria. The total number of shares of common stock that may be delivered pursuant to options granted under the plan is 469,782 shares of AMH II common stock. Option holders generally may not transfer their options except in the event of their death. If AMH II undergoes a change in control, as defined in the 2004 Plan, the Committee in its discretion may provide that any outstanding option shall be accelerated and become immediately exercisable as to all or a portion of the shares of common stock. The board of directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the board of directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.

     Options granted in 2004 under the 2004 Plan were granted at fair market value on the date of grant. Options to purchase shares of AMH II common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Investcorp.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Transactions during the years ended January 1, 2005, January 3, 2004 and 257 days ended December 31, 2002 under these plans are summarized below:

			WEIGHTED AVERAGE
	SHARES	PRICE	EXERCISE PRICE
Granted	506,450	$5.85 to $22.65	$11.75
Expired or canceled	(22,500)	$5.85 to $18.00	$14.78

Options outstanding December 31, 2002	483,950	$10.00 to $22.65	$11.61
Granted	10,628	$18.29	$18.29

Options outstanding January 3, 2004	494,578	$10.00 to $22.65	$11.75
Granted under 2002 Plan	36,757	$66.17	$66.17
Exercised	(333,350)	$10.00 to $66.17	$15.56
Expired or canceled	(8,070)	$10.00	$10.00

Options outstanding prior to December 2004 recapitalization transaction	189,915	$10.00 to $66.17	$15.67
Options adjusted for December 2004 recapitalization transaction	189,915	$5.00 to $33.09	$7.83
Granted under 2004 Plan	429,850	$70.95	$70.95

Options outstanding January 1, 2005	809,680	$5.00 to $70.95	$41.34

     Options to purchase 133,638 shares of AMH common stock were exercisable at January 1, 2005 and the weighted average remaining contractual life was seven years.

     The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 using the minimum value method was $16.52, $4.41 and $3.57 per option, respectively. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2004: dividend yield of 0.0% for options for common shares, a weighted-average risk free interest rate of 3.59% and an expected life of the option of 8 years. Assumptions for options granted in 2003 were: dividend yield of 0.0% for options for common shares, a weighted-average risk free interest rate of 3.45% and an expected life of the option of 8 years. Assumptions for options granted in 2002 were: dividend yield of 0.0% for options for common shares and 8.00% for options for preferred shares, a weighted-average risk free interest rate of 5.02% and an expected life of the option of 8 years. Stock based compensation would have reduced net income by approximately $0.2 million, $0.1 million and $0.2 million for the years ended January 1, 2005, January 3, 2004 and the 257 days ended December 31, 2002, respectively if the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grants.

18. FACILITY CLOSURE

     On November 16, 2004, the Company committed to a plan to close its vinyl siding manufacturing plant located in Freeport, Texas. The Company recorded $4.5 million in pre-tax charges during the fourth quarter of 2004. The Company anticipates the total charge to be $7.5 million and that the closure and remainder of the charge will be recorded in the first half of 2005. The Plant was closed to rationalize production capacity and reduce fixed costs.

     The plant closure costs in the fourth quarter of 2004 included asset write-downs of approximately $3.6 million, relocation costs for certain equipment and employees and facility shut down costs of approximately $0.4 million, contract termination costs of approximately $0.2 million and employee severance costs of approximately $0.3 million, of which approximately $0.5 million was included in accrued liabilities as of January 1, 2005, related to contract termination costs and severance costs. The plant shut down affected 92 employees.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

19.	BUSINESS SEGMENTS

     Subsequent to the April 2002 merger transaction and sale of AmerCable, the Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from external customers in foreign countries was approximately $169 million and $51 million in 2004 and 2003, respectively, and was primarily derived from customers in Canada. The Company’s remaining 2004 and 2003 revenue totaling $925 million and $729 million, respectively, was derived from U.S. customers. At January 1, 2005 and January 3, 2004, long-lived assets totaled approximately $34 million and $36 million, respectively, in Canada and $472 million and $461 million, respectively, in the U.S. Neither aggregate export sales nor sales to a single customer have accounted for 10% or more of consolidated net sales in any of the years presented.

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

     Financial data by reportable segment for the 108 days ended April 18, 2002 is as follows (in thousands):

108 DAYS
ENDED
APRIL 18,
2002
Net sales:
Building products	$161,959
Electrical cable products	18,271

$180,230

Operating profits (losses):
Building products	$7,328
Electrical cable products	585
Corporate expense	(1,306)

$6,607

Depreciation and amortization:
Building products	$3,253
Electrical cable products	635
Corporate	81

$3,969

Additions to property, plant and equipment:
Building products	$2,036
Electrical cable products	1,781

$3,817

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

20. RETIREMENT PLANS

     The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario Canada plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario Canada plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec Canada plant (the “Foreign Plans”). Accrued pension liabilities are included in other liabilities in the accompanying balance sheets. Gentek plan information for 2003 is presented subsequent to the date of the acquisition. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Information regarding the Company’s defined benefit plans is as follows (in thousands):

	2004		2003
	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN
	PLANS	PLANS	PLANS	PLANS
ACCUMULATED BENEFIT OBLIGATION	$45,929	$32,147	$41,159	$23,766
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$41,159	$27,786	$31,138	$—
Gentek acquisition	—	—	6,959	24,935
Service cost	437	1,139	262	427
Interest cost	2,565	1,812	2,201	558
Actuarial loss	3,819	2,253	2,273	—
Employee contributions	—	250	—	74
Benefits paid	(2,051)	(1,056)	(1,674)	(110)
Effect of foreign exchange	—	2,382	—	1,902

Projected benefit obligation at end of year	$45,929	$34,566	$41,159	$27,786

	2004		2003
	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN
	PLANS	PLANS	PLANS	PLANS
CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year	$33,148	$21,358	$24,521	$—
Gentek acquisition	—	—	4,749	17,729
Actual return on plan assets	2,839	1,570	5,552	1,177
Employer contributions	392	2,416	—	1,104
Employee contributions	—	251	—	74
Benefits paid	(2,051)	(1,056)	(1,674)	(110)
Effect of foreign exchange	—	1,818	—	1,384

Fair value of assets at end of year	34,328	26,357	33,148	21,358
Funded status	(11,601)	(8,209)	(8,011)	(6,428)
Unrecognized cumulative net loss (gain)	9,462	1,921	5,989	(678)

Net amount recognized in consolidated balance sheets	$(2,139)	$(6,288)	$(2,022)	$(7,106)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(11,601)	$(6,874)	$(8,233)	$(7,106)
Cumulative other comprehensive loss	9,462	586	6,211	—

	$(2,139)	$(6,288)	$(2,022)	$(7,106)

	DECEMBER 31,		DECEMBER 31,
	2004		2003
	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN
	PLANS	PLANS	PLANS	PLANS
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31
Discount rate	5.75%	5.75%	6.25%	6.25%
Salary increases	—	3.50%	—	3.50%

     In 2004 and 2003, the Company recognized in the statement of comprehensive income an additional minimum pension liability of approximately $3.9 million ($ 2.3 million net of tax) and a reduction of the minimum pension liability of $1.2 million ($0.7 million net of tax), respectively. The additional liability is included in other liabilities in the balance sheet as of January 1, 2005 and January 3, 2004.

     Plan assets by category for the plans as of December 31, 2004 and 2003 are as follows:

	2004		2003
	DOMESTIC	FOREIGN	DOMESTIC
	PLANS	PLANS	PLANS
ASSET ALLOCATIONS
Equity securities	68%	58%	69%
Debt securities	32%	36%	31%
Other	—	6%	—

Total	100%	100%	100%

     Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% to 65% equities and 35% to 40% debt securities. The target allocation for the Foreign Plans is 55% to 60% equities, 35% to 40% debt securities and up to 10% short term fixed securities. The portfolio is periodically rebalanced when significant differences occur from target.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The net periodic pension cost for the years ended January 1, 2005, January 3, 2004 and December 31, 2002, which includes net periodic pension costs for Gentek subsequent to the date of acquisition, and the related weighted average assumptions used to determine such amounts are as follows (in thousands):

	2004		2003		2002
	DOMESTIC	FOREIGN	DOMESTIC	FOREIGN	DOMESTIC
	PLANS	PLANS	PLANS	PLANS	PLANS
NET PERIODIC PENSION (BENEFIT) COST
Service cost	$437	$1,139	$262	$427	$233
Interest cost	2,565	1,812	2,201	558	2,011
Expected return on assets	(2,818)	(1,785)	(2,268)	(513)	(2,560)
Amortization of unrecognized:
Transition obligation	—	—	—	—	2
Prior service costs	—	—	—	—	3
Cumulative net loss (gain)	327	—	397	—	—

Net periodic pension (benefit) cost	$511	$1,166	$592	$472	$(311)

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIOD BENEFIT COST FOR YEARS ENDED DECEMBER 31
Discount rate	6.25%	6.25%	6.70%	6.25%	7.25%
Long-term rate of return on assets	8.75%	8.00%	8.98%	8.00%	9.00%
Salary increases	N/A	3.50%	N/A	3.50%	N/A

     In determining the expected long-term rate of return on assets, the Company considers the historical market and portfolio rates of return, asset allocations and expectations on future rates of return.

     The Company expects to make $0.5 million and $2.3 million of contributions to the Domestic and Foreign Plans, respectively, in 2005. Estimated future benefit payments are as follows (in thousands):

	DOMESTIC	FOREIGN
	PLANS	PLANS
2005	$1,899	$500
2006	1,872	542
2007	2,057	634
2008	2,162	734
2009	2,227	859
2010 - 2014	13,585	7,287

     The Company sponsors defined contribution plans, which are qualified as tax-exempt plans under the Internal Revenue Code. The plans cover all full-time, non-union employees with matching contributions up to 4% of eligible compensation in the United States and up to 4% in Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to this plan were approximately $3.0 million for the year ended January 1, 2005, $2.5 million for the year ended January 3, 2004, $1.8 million for the 257 days ended December 31, 2002 and $1.0 million for the 108 days ended April 18, 2002.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

21.	SUBSIDIARY GUARANTORS

     The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the “Subsidiary Guarantees”) on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (the “Non-Guarantor Subsidiary”) is a Canadian company and does not guarantee the Company’s 9 3/4% notes. The operations and cash flows of Gentek Holdings, Inc., Gentek Building Products, Inc. and Gentek Building Products Limited are presented since the date of their acquisition on August 29, 2003. As such, no consolidating statements of operations or cash flows are presented for any period prior to the acquisition, as the Company’s only guaranteeing subsidiary for those periods did not have any assets, liabilities or operations. The balance sheet information includes all subsidiaries as of January 1, 2005 and January 3, 2004. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 1, 2005
(IN THOUSANDS)

		GUARANTOR	NON-GUARANTOR	RECLASSIFICATION/
	PARENT	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$43,693	$6,883	$7,478	$—	$58,054
Accounts receivable, net	88,930	18,167	18,569	—	125,666
Intercompany receivables	—	(1,554)	8,582	(7,028)	—
Receivable from parent	3,490	—	—	—	3,490
Inventories	65,854	19,435	29,498	—	114,787
Deferred income taxes	—	16,471	3,393	(1,611)	18,253
Income taxes receivable	10,347	—	—	(1,487)	8,860
Other current assets	10,844	1,302	792	—	12,938

Total current assets	223,158	60,704	68,312	(10,126)	342,048
Property, plant and equipment, net	100,184	5,033	33,480	—	138,697
Goodwill	198,270	36,526	—	—	234,796
Other intangible assets, net	99,038	12,510	1,496	—	113,044
Investment in subsidiaries	99,321	59,996	—	(159,317)	—
Other assets	19,460	—	174	—	19,634

Total assets	$739,431	$174,769	$103,462	$(169,443)	$848,219

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$41,446	$13,753	$19,940	$—	$75,139
Intercompany payables	7,028	—	—	(7,028)	—
Accrued liabilities	39,569	7,146	7,664	—	54,379
Notes payable	11,607	—	—	—	11,607
Current portion of long-term debt	875	—	—	—	875
Deferred income taxes	1,611	—	—	(1,611)	—
Income taxes payable	—	855	632	(1,487)	—

Total current liabilities	102,136	21,754	28,236	(10,126)	142,000
Deferred income taxes	50,264	5,711	6,745	—	62,720
Other liabilities	19,150	16,423	8,485	—	44,058
Long-term debt	339,125	—	—	—	339,125
Stockholders’ equity	228,756	130,881	59,996	(159,317)	260,316

Total liabilities and stockholder’s equity	$739,431	$174,769	$103,462	$(169,443)	$848,219

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JANUARY 1, 2005
(IN THOUSANDS)

		GUARANTOR	NON-GUARANTOR	RECLASSIFICATION/
	PARENT	SUBSIDIARIES	SUBSIDIARY	ELIMINATION	CONSOLIDATED
Net sales	$773,546	$175,322	$217,744	$(72,653)	$1,093,959
Cost of sales	550,177	150,303	177,124	(72,653)	804,951

Gross profit	223,369	25,019	40,620	—	289,008
Selling, general and administrative expense	141,455	20,714	22,355	—	184,524
Transaction costs	67,649	—	—	—	67,649
Facility closure costs	4,535	—	—	—	4,535

Income from operations	9,730	4,305	18,265	—	32,300
Interest expense	27,337	8	439	—	27,784
Transaction costs	16,297	—	—	—	16,297
Foreign currency loss (gain)	—	—	387	—	387

Income before income taxes	(33,904)	4,297	17,439	—	(12,168)
Income taxes	(8,700)	1,615	5,851	—	(1,234)

Income before equity income from subsidiaries	(25,204)	2,682	11,588	—	(10,934)
Equity income from subsidiaries	14,270	11,588	—	(25,858)	—

Net income (loss)	$(10,934)	$14,270	$11,588	$(25,858)	$(10,934)

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 1, 2005
(IN THOUSANDS)

		GUARANTOR	NON-GUARANTOR	RECLASSIFICATION
	PARENT	SUBSIDIARIES	SUBSIDIARY	/ELIMINATION	CONSOLIDATED
Net cash provided by (used in) operating activities	$5,006	$(742)	$13,374	$1,099	$18,737
INVESTING ACTIVITIES
Additions to property, plant and equipment	(16,478)	(1,431)	(832)	—	(18,741)
Proceeds from sale of assets	90	—	—	—	90

Net cash provided by (used in) investing activities	(16,388)	(1,431)	(832)	—	(18,651)
FINANCING ACTIVITIES
Net equity contributions	60,691	—	—	—	60,691
Distribution of Investcorp proceeds to management shareholders	(30,406)	—	—	—	(30,406)
Proceeds from borrowings under term loan	175,000	—	—	—	175,000
Repayments of term loan	(140,000)	—	—	—	(140,000)
Financing costs	(12,008)	—	(101)	—	(12,109)
Intercompany transactions	(601)	6,074	(5,473)	—	—

Net cash provided by (used in) financing activities	52,676	6,074	(5,574)	—	53,176

Net increase (decrease) in cash	41,294	3,901	6,968	1,099	53,262
Effect of exchange rate changes on cash	—	—	510	—	510
Cash at beginning of period	2,399	2,982	—	(1,099)	4,282

Cash at end of period	$43,693	$6,883	$7,478	$—	$58,054

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 3, 2004
(IN THOUSANDS)

		GUARANTOR	NON-GUARANTOR	RECLASSIFICATION/
	PARENT	SUBSIDIARIES	SUBSIDIARY	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$2,399	$2,982	$—	$(1,099)	$4,282
Accounts receivable, net	75,533	17,106	14,336	—	106,975
Intercompany receivables	—	4,116	2,553	(6,669)	—
Inventories	60,909	14,418	22,580	—	97,907
Deferred income taxes	3,925	3,094	—	—	7,019
Other current assets	4,546	650	368	—	5,564

Total current assets	147,312	42,366	39,837	(7,768)	221,747
Property, plant and equipment, net	99,750	6,616	34,480	—	140,846
Goodwill	197,461	32,822	—	—	230,283
Other intangible assets, net	101,272	13,201	1,663	—	116,136
Investment in subsidiaries	112,938	44,671	—	(157,609)	—
Deferred income taxes	—	5,798	—	(5,798)	—
Other assets	9,503	—	118	—	9,621

Total assets	$668,236	$145,474	$76,098	$(171,175)	$718,633

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,045	$10,213	$10,722	$(1,099)	$49,881
Intercompany payables	6,669	—	—	(6,669)	—
Accrued liabilities	36,241	10,302	6,691	—	53,234
Income taxes payable	3,761	389	784	—	4,934

Total current liabilities	76,716	20,904	18,197	(7,768)	108,049
Deferred income taxes	60,425	—	3,401	(5,798)	58,028
Other liabilities	20,126	11,632	9,829	—	41,587
Long-term debt	305,000	—	—	—	305,000
Stockholders’ equity	205,969	112,938	44,671	(157,609)	205,969

Total liabilities and stockholder’s equity	$668,236	$145,474	$76,098	$(171,175)	$718,633

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JANUARY 3, 2004
(IN THOUSANDS)

		GUARANTOR	NON-GUARANTOR	RECLASSIFICATION/
	PARENT	SUBSIDIARIES	SUBSIDIARY	ELIMINATION	CONSOLIDATED
Net sales	$676,473	$55,303	$65,822	$(17,762)	$779,836
Cost of sales	478,912	45,594	54,781	(17,762)	561,525

Gross profit	197,561	9,709	11,041	—	218,311
Selling, general and administrative expense	133,468	9,031	7,072	—	149,571

Income from operations	64,093	678	3,969	—	68,740
Interest expense	26,933	34	402	—	27,369
Foreign currency loss (gain)	—	34	(582)	—	(548)

Income before income taxes	37,160	610	4,149	—	41,919
Income taxes	15,723	221	1,444	—	17,388

Income before equity income from subsidiaries	21,437	389	2,705	—	24,531
Equity income from subsidiaries	3,094	2,705	—	(5,799)	—

Net income (loss)	$24,531	$3,094	$2,705	$(5,799)	$24,531

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 3, 2004
(IN THOUSANDS)

		GUARANTOR	NON-GUARANTOR	RECLASSIFICATION/
	PARENT	SUBSIDIARIES	SUBSIDIARY	ELIMINATION	CONSOLIDATED
Net cash provided by (used in) operating activities	$40,455	$9,132	$7,488	$(1,099)	$55,976
INVESTING ACTIVITIES
Acquisition of Gentek Holdings, net of cash acquired	(113,255)	—	—	—	(113,255)
Additions to property, plant and equipment	(11,746)	(189)	(754)	—	(12,689)
Proceeds from sale of assets	2,104	—	—	—	2,104
Other investing activities	—	369	(39)	—	330

Net cash provided by (used in) investing activities	(122,897)	180	(793)	—	(123,510)
FINANCING ACTIVITIES
Proceeds from borrowings under term loan	182,500	—	7,500	—	190,000
Repayments of term loan	(119,000)	—	(7,500)	—	(126,500)
Redemption of 9 1/4% senior subordinated notes	(908)	—	—	—	(908)
Financing costs	(3,854)	—	—	—	(3,854)
Intercompany transactions	13,081	(6,330)	(6,751)	—	—

Net cash provided by (used in) financing activities	71,819	(6,330)	(6,751)	—	58,738

Net increase (decrease) in cash	(10,623)	2,982	(56)	(1,099)	(8,796)
Effect of exchange rate changes on cash	—	—	56	—	56
Cash at beginning of period	13,022	—	—	—	13,022

Cash at end of period	$2,399	$2,982	$—	$(1,099)	$4,282

22. CONTINGENCIES

     In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

23. SUBSEQUENT EVENTS

     In connection with the December 2004 recapitalization transaction, AMH II, AMH’s parent company, declared a dividend of $96.4 million, of which $33.7 million was in the form of promissory notes. AMH II repaid these promissory notes in January 2005, upon receipt of intercompany loans paid by the Company and its intermediate holding companies totaling $33.7 million. Subsequently, a dividend was declared by AMI and its intermediate holding companies in forgiveness of the intercompany loan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

     There has been no change to the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

     Section 404 of the Sarbanes-Oxley Act requires Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of December 30, 2006. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the Company’s internal control over financial reporting. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its annual report on Form 10-K for the year ending December 30, 2006, there can be no assurance that the Company will ultimately be able to comply with Section 404 in its Annual Report on Form 10-K for the year ending December 30, 2006 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of December 30, 2006.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information about the board of directors and executive officers for the Company.

NAME	AGE	POSITION(S)
Michael Caporale, Jr.	53	Chairman of the Board, President and Chief Executive Officer
D. Keith LaVanway	40	Vice President-Chief Financial Officer, Treasurer and Secretary
Kenneth L. Bloom	42	President of Manufacturing and Supply Chain Management
Robert M. Franco	51	President of Alside Supply Centers
John F. Haumesser	40	Vice President-Human Resources
Kevin M. Hayes	36	Director
Ira D. Kleinman	48	Director
Simon Moore	37	Director
Dana R. Snyder	58	Director
Christopher J. Stadler	40	Director
Dennis W. Vollmershausen	61	Director

     Set forth below is a brief description of the business experience of each of the Company’s directors and executive officers as of March 23, 2005.

     MICHAEL CAPORALE, JR., AGE 53. Mr. Caporale has been Chairman of the Board, President and Chief Executive Officer of the Company and AMH II since December 2004. Mr. Caporale has been the President and Chief Executive Officer of the Company and a director since 2002. Mr. Caporale has been President, Chief Executive Officer and a director of AMH since March 2004 and he has been President, Chief Executive Officer and a director of Holdings since 2002. Mr. Caporale was named Chief Executive Officer of the Alside division and became a director in 2001. Mr. Caporale joined the Company in 2000 as President of the Alside Window Company, became President and Chief Operating Officer of the Alside division in 2000 and was named a Vice

President of the Company in 2000. Prior to joining the Company, Mr. Caporale was the President of Great Lakes Window, Inc., a subsidiary of Nortek, Inc., where he had been employed since 1995.

     D. KEITH LAVANWAY, AGE 40. Mr. LaVanway has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since 2002 and Vice President-Finance, Chief Financial Officer, Assistant Treasurer and Assistant Secretary of AMH since March 2004 and Treasurer and Secretary of AMH since December 2004. He has been Vice President-Chief Financial Officer, Treasurer and Secretary of AMH II since December 2004. He has also been Vice President-Finance and Chief Financial Officer of Holdings since 2002 and Treasurer and Secretary of Holdings since December 2004. Mr. LaVanway joined the Company in February 2001 as Vice President — Chief Financial Officer of Alside and was also named a Vice President of the Company. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, where he served in various financial positions.

     KENNETH L. BLOOM, AGE 42. Mr. Bloom joined the Company in 2000 as Alside’s Vice President of Window Manufacturing. In 2001, Mr. Bloom was named President of Alside Window Company. Mr. Bloom was named President of Alside Siding & Window Company in 2002. In February 2005, Mr. Bloom was named President, Manufacturing and Supply Chain Management. Prior to joining the Company, Mr. Bloom was Corporate Vice President of Field Container Co., L.P., where he had been employed since 1996.

     ROBERT M. FRANCO, AGE 51. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.

     JOHN F. HAUMESSER, AGE 40. Mr. Haumesser joined the Company in 2001 as Alside's Vice President, Human Resources. Prior to joining the Company, Mr. Haumesser was most recently Director, Human Resources at Pilkington Libbey-Owens-Ford, where he had been employed since 1997.

     KEVIN M. HAYES, AGE 36. Mr. Hayes has been a director of the Company since 2002. Mr. Hayes has also been a director of Holdings since 2002, a director of AMH since March 2004 and a director of AMH II since December 2004. He is a General Partner of Weston Presidio and has served in this position since 1998. From 1996 to 1998, he was a Principal at Weston Presidio.

     IRA D. KLEINMAN, AGE 48. Mr. Kleinman has been a director since 2002. From March 2004 until December 2004, Mr. Kleinman has been chairman of the board of directors and a director of AMH and he has been a director of Holdings since 2002. Since December 22, 2004, Mr. Kleinman has been a director of the Company and AMH II. Mr. Kleinman has been a General Partner of Harvest Partners for more than five years. Mr. Kleinman is also a director for Global Power Equipment Inc.

     SIMON C. MOORE, AGE 37. Mr. Moore has been a director of AMI, Holdings, AMH and AMH II since December 2004. Mr. Moore has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 2001. Prior to joining Investcorp, Mr. Moore held positions at JP Morgan Capital.

     DANA R. SNYDER, AGE 58. Mr. Snyder has been a director of AMI, Holdings, AMH and AMH II since December 2004. Mr. Snyder is currently serving as a director of Werner Holding and as an advisory director of Investcorp. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation.

     CHRISTOPHER J. STADLER, AGE 40. Mr. Stadler has been a director of AMI, Holdings, AMH and AMH II since December 2004. Mr. Stadler has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April of 1996. Mr. Stadler is head of Investcorp North American corporate investment and is a member of Investcorp’s steering committee. Prior to joining Investcorp, Mr., Stadler was a director with CS First Boston Corporation. Mr. Stadler is a director of Werner Holding, US Unwired, Inc. and Saks Incorporated.

     DENNIS W. VOLLMERSHAUSEN, AGE 61. Mr. Vollmershausen has been a director of the Company since 2002. Mr. Vollmershausen has also been a director of Holdings since 2002, a director of AMH since March 2004 and a director of AMH II since December 2004. He is the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, which he joined at the end of 1997. He has also been a director of Digital Technologies Group, Inc. since 2002 and a director of Wesruth Investments Limited since 1990. From 1996 through the end of 1997, Mr. Vollmershausen worked at Champion Road Machinery, Ltd., a manufacturer of construction equipment, as President and Chief Executive Officer. Mr. Vollmershausen is the Chairman of the Board of London Machinery, Inc.

     The following individuals were directors during fiscal year 2004 but have since resigned:

NAME	POSITION(S)
Thomas W. Arenz	Director (from 2002 to December 2004)
Jeffrey C. Moy	Director (from 2003 to December 2004)

All of the Company’s directors are elected on an annual basis, with terms expiring as of the annual meeting of stockholders. All of the officers serve at the discretion of the board of directors. The boards of directors of AMH II, AMH, Holdings and the Company will each have the same composition and are subject to the rules and operating procedures as set forth in the stockholders agreement.

AUDIT COMMITTEE

     The members of the audit committee are appointed by the Company’s board of directors. The Company’s audit committee currently consists of Dennis Vollmershausen, Kevin Hayes and Simon Moore (Chairman). None of the audit committee members meets the requirements for a financial expert under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules of the SEC, and none of such directors is independent, as that term is defined under either the New York Stock Exchange or The NASDAQ National Market listing requirements. The Company is not an issuer as defined under the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange. Nevertheless, the Company believes the experience and education of the directors qualifies them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, the Company’s internal controls and procedures for financial reporting, and the Company’s compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate. The Company believes the qualification and experience of the members of the audit committee, and the ability to utilize outside advisors and experts as they consider appropriate, affords them sufficient background and expertise to fulfill their obligations without the necessity of including a financial expert at the present time.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not applicable

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. This code of ethics is posted on the Company’s website at http://www.associatedmaterials.com. Any waiver or amendment to this code of ethics will be timely disclosed on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the annual compensation paid by the Company for services rendered in 2004, 2003 and 2002 by the chief executive officer and each of the other executive officers of the Company.

						LONG-TERM
	ANNUAL COMPENSATION					COMPENSATION AWARDS
	FISCAL				OTHER ANNUAL	SECURITIES UNDERLYING		ALL OTHER
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS (1)		COMPENSATION (2)	OPTIONS/SARS(#)(3)		COMPENSATION
Michael Caporale, Jr	2004	$575,001	$17,523,000	(5)	—	176,168	(10)	$10,431	(21)
Chairman, President and	2003	$500,004	$1,000,000		—	0		$109,932
Chief Executive Officer	2002	$488,308	$284,000		—	411,784	(11)	$23,378
						46,415	(11)
D. Keith LaVanway	2004	$301,257	$6,935,000	(6)	—	86,910	(12)	$9,070	(21)
Vice President, Chief	2003	$275,004	$275,000		—	0		$33,601
Financial Officer	2002	$265,958	$92,950		—	133,962	(13)	$9,867
						4,678	(13)
Kenneth L. Bloom	2004	$271,254	$5,210,000	(7)	—	70,467	(14)	$9,113	(21)
President, Manufacturing and	2003	$250,005	$210,000		—	0		$8,541
Supply Chain Management	2002	$220,008	$56,800		—	112,966	(15)	$8,500
						4,665	(15)
Robert M. Franco(4)	2004	$267,501	$1,765,000	(8)	—	58,723	(16)	$9,916	(21)
President, Supply Centers	2003	$257,505	$165,000		—	0		$84,650
	2002	$102,407	$165,000		—	42,512	(17)	$25,523

John F. Haumesser	2004	$185,256	$1,970,000	(9)	—	23,489	(18)	$8,623	(21)
Vice President, Human						21,254	(19)
Resources	2003	$168,252	$120,000		—	0		$8,294
	2002	$160,008	$45,440		—	21,254	(20)	$8,453

(1)	Bonuses paid include annual bonuses paid in connection with the Company’s Incentive Bonus Plan and bonuses paid in connection with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction. Bonuses paid in connection with the March 2004 dividend recapitalization were paid in recognition the successful acquisition of Gentek, the Company’s performance since the April 2002 merger transaction and the completion of the 1 1/4% senior notes offering. The bonuses paid in connection with the December 2004 recapitalization transaction were paid in recognition of the Company’s performance for 2004 and the completion of the related transaction.

(2)	Perquisites and other personal benefits received by the Company’s other executive officers are not included in the Summary Compensation Table because the aggregate amount of this compensation, if any, did not meet disclosure thresholds established under current SEC regulations.

(3)	Options granted during 2002 through 2004 were granted in accordance with the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). All such options were granted prior to the March 2004 dividend recapitalization. The options granted include the following:

-	Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest over time (“Time-Based Options”). All Time-Based Options granted to executives during September 2002 were immediately vested 16% on the date of grant, representing 10% vesting upon grant plus four months of vesting from May 2002 through August 2002, with remaining vesting of 1.5% per month over 56 months. Options granted during February 2004 were immediately vested 11.5% on the date of grant, representing 10% vesting upon grant plus one month vesting from January 2004 to February 2004, with remaining vesting of 1.5% per month over 59 months;

-	Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return (“IRR”) on the investment by Harvest Partners, Inc. in Holdings (“IRR Options”). A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of Holdings and its subsidiaries or (ii) a majority of the capital stock of Holdings or a widely distributed sale of the common stock of Holdings in an underwritten public offering which yields a minimum required amount of net proceeds to Holdings and (b) the funds of Harvest Partners, Inc. receive a minimum required aggregate net cash proceeds for its investment in Holdings (“2002 Plan Liquidity Event”);

-	Options to purchase shares of Holdings common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock (“Roll-Over Options”). These options were granted in exchange for the outstanding options to purchase Associated Materials Incorporated common stock (“Predecessor Company Options”). Roll-Over Options were granted at an exercise price, which preserves the intrinsic value of the Predecessor Company Options. Each Roll-Over Option grant was 100% vested as of the date of grant.

In connection with the March 2004 dividend recapitalization, all Roll-Over Options were exercised for shares of Holdings preferred and common stock, which were then contributed to AMH for equivalent shares of AMH stock. The shares of AMH preferred stock were redeemed through proceeds from the AMH senior note offering. AMH assumed the 2002 Plan and all outstanding Time-Based Options and IRR Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into the right to purchase shares of AMH common stock with each option providing for the same number of shares at the same exercise price as the original options.

As part of the December 2004 recapitalization transaction, a portion of the Time-Based Options and all of the IRR Options were exercised for shares of AMH common stock. Pursuant to an amended and restated certificate of incorporation of AMH filed in connection with the December 2004 recapitalization transaction, each share of AMH common stock issued upon the exercise of such options was then reclassified as two shares of non-voting preferred stock of AMH and then immediately sold to affiliates of Investcorp. In order to preserve the economic value of the options that remain outstanding under the 2002 Plan, the 2002 Plan was then amended by resolution of the Board of Directors of AMH to provide that each of the Time-Based Options that remain outstanding following the consummation of the December 2004 recapitalization transaction are henceforward exercisable for two shares of Class B non-voting common stock of AMH. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the shares of Class B non-voting common stock of AMH issued upon any such option exercise, in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. All option grants for common stock under the 2002 Plan shown in the tables herein have been restated in order to reflect the number of securities underlying such options after giving effect to the reclassification and the amendment to the 2002 Plan described above.

Options granted in conjunction with the December 2004 recapitalization transaction were granted in under the AMH Holdings II, Inc. 2004 Stock Option Plan (the “2004 Plan”). The option grants include the following:

-	Options to purchase shares of AMH II Class B non-voting common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return on the investment by Investcorp S.A. in AMH II. A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of AMH II and its subsidiaries or (ii) a majority of the capital stock of AMH II or (b) a widely distributed sale of the common stock of AMH II in an underwritten public offering which yields a minimum required amount of net proceeds to AMH II (“2004 Plan Liquidity Event”).

(4)	Mr. Franco joined the Company in August 2002.

(5)	The bonus amount shown includes $1,200,000 of annual bonus from the Executive Bonus Plan, $6,323,000 of bonus paid in connection with the March 2004 dividend recapitalization and $10,000,000 of bonus paid in connection with the December 2004 recapitalization transaction.

(6)	The bonus amount shown includes $310,000 of annual bonus from the Executive Bonus Plan, $2,750,000 of bonus paid in connection with the March 2004 dividend recapitalization and $3,875,000 of bonus paid in connection with the December 2004 recapitalization transaction.

(7)	The bonus amount shown includes $210,000 of annual bonus from the Executive Bonus Plan, $2,000,000 of bonus paid in connection with the March 2004 dividend recapitalization and $3,000,000 of bonus paid in connection with the December 2004 recapitalization transaction.

(8)	The bonus amount shown includes $165,000 of annual bonus from the Executive Bonus Plan, $500,000 of bonus paid in connection with the March 2004 dividend recapitalization and $1,100,000 of bonus paid in connection with the December 2004 recapitalization transaction.

(9)	The bonus amount shown includes $120,000 of annual bonus from the Executive Bonus Plan, $750,000 of bonus paid in connection with the March 2004 dividend recapitalization and $1,100,000 of bonus paid in connection with the December 2004 recapitalization transaction.

(10)	In December 2004, in accordance with the 2004 Plan, Mr. Caporale was granted an option to purchase 176,168 shares of AMH II Class B non-voting common stock.

(11)	In September 2002, Mr. Caporale was granted an option to purchase 170,048 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented below have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. Caporale’s options represent a grant to purchase 340,096 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):

-	Time-Based Options granted with the option to purchase 212,560 shares of AMH common stock at $5 per share;

-	IRR Options granted with the option to purchase 127,536 shares of AMH common stock at $5 per share;

     In September 2002, Mr. Caporale was also granted Roll-Over Options. Shares underlying the option grants are as follows:

-	Roll-Over Options granted with an option to purchase 23,221 shares of preferred stock of Holdings and 17,781 shares of common stock of Holdings. These options were exercised in connection with the March 2004 dividend recapitalization, prior to the December 2004 recapitalization transaction. Each common share underlying these option grants has been restated to reflect that each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such, the number of common shares underlying the option grant has been restated to 35,562 shares of Class B non-voting stock of AMH.

-	Roll-Over Options granted with an option to purchase 23,194 shares of preferred stock of Holdings and 18,063 shares of common stock of Holdings. These options were exercised in connection with the March 2004 dividend recapitalization, prior to the December 2004 recapitalization transaction. Each common share underlying these option grants has been restated to reflect that each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such, the number of common shares underlying the option grant has been restated to 36,126 shares of Class B non-voting stock of AMH.

(12)	In December 2004, in accordance with the 2004 Plan, Mr. LaVanway was granted an option to purchase 86,910 shares of AMH II Class B non-voting common stock.

(13)	In September 2002, Mr. LaVanway was granted an option to purchase 63,768 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented below have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. LaVanway’s options represent a grant to purchase 127,536 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):

-	Time-Based Options granted with the option to purchase 79,710 shares of AMH common stock at $5 per share;

-	IRR Options granted with the option to purchase 47,826 shares of AMH common stock at $5 per share;

     In September 2002, Mr. LaVanway was also granted Roll-Over Options. Shares underlying the option grants are as follows:

-	Roll-Over Options granted with an option to purchase 4,678 shares of preferred stock of Holdings and 3,213 shares of common stock of Holdings. These options were exercised in connection with the March 2004 dividend recapitalization, prior to the December 2004 recapitalization transaction. Each common share underlying these option grants has been restated to reflect that each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such the number of common shares underlying the option grant has been restated to 6,426 shares of Class B non-voting stock of AMH. For consistency purposes, each common share underlying these option grants will be assumed to be exchanged for two shares of AMH stock.

(14)	In December 2004, in accordance with the 2004 Plan, Mr. Bloom was granted an option to purchase 70,467 shares of AMH II Class B non-voting common stock.

(15)	In September 2002, Mr. Bloom was granted an option to purchase 53,139 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented below have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. Bloom’s options represent a grant to purchase 106,278 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):

-	Time-Based Options granted with the option to purchase 66,424 shares of AMH common stock at $5 per share;

-	IRR Options granted with the option to purchase 39,854 shares of AMH common stock at $5 per share;

In September 2002, Mr. Bloom was also granted Roll-Over Options. Shares underlying the option grants are as follows:

-	Roll-Over Options granted with an option to purchase 4,665 shares of preferred stock of Holdings and 3,344 shares of common stock of Holdings. These options were exercised in connection with the March 2004 dividend recapitalization, prior to the December 2004 recapitalization transaction. Each common share underlying these option grants has been restated to reflect that each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such the number of common shares underlying the option grant has been restated to 6,688 shares of Class B non-voting stock of AMH.

(16)	In December 2004, in accordance with the 2004 Plan, Mr. Franco was granted an option to purchase 58,723 shares of AMH II Class B non-voting common stock.

(17)	In September 2002, Mr. Franco was granted an option to purchase 21,256 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented below have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. Franco’s options represent a grant to purchase 42,512 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):

-	Time-Based Options granted with the option to purchase 26,570 shares of AMH common stock at $5 per share;

-	IRR Options granted with the option to purchase 15,942 shares of AMH common stock at $5 per share.

(18)	In December 2004, in accordance with the 2004 Plan, Mr. Haumesser was granted an option to purchase 23,489 shares of AMH II Class B non-voting common stock.

(19)	In February 2004, Mr. Haumesser was granted an option to purchase 10,627 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented below have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. Haumesser’s options represent a grant to purchase 21,254 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):

-	Time-Based Options granted with the option to purchase 13,284 shares of AMH common stock at $33.09 per share;

-	IRR Options granted with the option to purchase 7,970 shares of AMH common stock at $33.09 per share.

(20)	In September 2002, Mr. Haumesser was granted an option to purchase 10,627 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented below have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. Haumesser’s options represent a grant to purchase 21,254 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):

-	Time-Based Options granted with the option to purchase 13,284 shares of AMH common stock at $5 per share;

-	IRR Options granted with the option to purchase 7,970 shares of AMH common stock at $5 per share.

(21)	Includes amounts accrued or allocated under a defined contribution plan of $8,200 and imputed income from group term life coverage provided by the Company in excess of $50,000.

COMPENSATION AND INCENTIVE PROGRAMS

INCENTIVE BONUS PLAN

     The Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of AMH utilizing a calculation based on Adjusted EBITDA. This plan is administered by the Company’s board of directors. Mr. Caporale, a member of the board of directors for the Company, is eligible for a bonus award under this plan. Bonus payments under the Incentive Bonus Plan are not guaranteed. Cash bonuses accrued in 2004, 2003 and 2002 to each of the Company’s executive officers are set forth in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

     Mr. Caporale entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Caporale serves as the Company’s President, Chief Executive Officer and a member of the board of directors. Mr. Caporale’s employment agreement provides for a base salary of $600,000, an annual incentive bonus based on growth in the earnings of AMH, certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Caporale a notice not to extend the employment term. The terms of the employment agreement provide that if Mr. Caporale’s employment is involuntarily terminated by the Company without cause or if Mr. Caporale resigns for good reason, he will be entitled to severance equal to $1,000,000 per year, together with continued health and dental benefits, for two years, plus a pro rata incentive bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Caporale’s employment is involuntarily terminated by the Company without cause or if Mr. Caporale elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Caporale will be entitled to the following severance compensation and benefits: (1) two times Mr. Caporale’s base salary, (2) two times Mr. Caporale’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination of employment occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Caporale from another employer during this period, (5) the cost of employee outplacement services equal to $30,000, and (6) a two-year automobile allowance.

     Mr. LaVanway entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. LaVanway serves as the Company’s Vice President — Chief Financial Officer. Mr. LaVanway’s employment agreement provides for a base salary of $310,000, an annual incentive bonus based on growth in the earnings of AMH Holdings, Inc., certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. LaVanway a notice not to extend the employment term. The employment agreement provides that if Mr. LaVanway’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. LaVanway’s employment is involuntarily terminated by the Company without cause or if Mr. LaVanway elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. LaVanway will be entitled to the following severance compensation and benefits: (1) two times Mr. LaVanway’s base salary, (2) two times Mr. LaVanway’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. LaVanway during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two-year automobile allowance.

     Mr. Bloom entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Bloom serves as the President of Alside Siding and Window Company. Mr. Bloom’s employment agreement provides for a base salary of $275,000, an annual incentive bonus based on growth in the earnings of AMH Holdings, Inc., certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. Bloom a notice not to extend the employment term. The employment agreement provides that if Mr. Bloom’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Bloom’s employment is involuntarily terminated by the Company without cause or if Mr. Bloom elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Bloom will be entitled to the following severance compensation and benefits: (1) two times Mr. Bloom’s base salary, (2) two times Mr. Bloom’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Bloom during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two-year automobile allowance.

     Mr. Franco entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Franco serves as the President of Alside Supply Centers. Mr. Franco’s employment agreement provides for a base salary of $270,000, an annual incentive bonus based on growth in the earnings of AMH Holdings, Inc. and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The employment agreement provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the Employment Agreement also provide that if Mr. Franco’s employment is involuntarily terminated by the Company without cause or if Mr. Franco elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Franco will be entitled to the following severance compensation and benefits: (1) two times Mr. Franco’s base salary, (2) two times Mr. Franco’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Franco during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two-year automobile allowance.

     Mr. Haumesser entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Haumesser serves as Vice President, Human Resources. Mr. Haumesser’s employment agreement provides for a base salary of $190,000, an annual incentive bonus based on growth in the earnings of AMH Holdings, Inc., certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is one year. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Haumesser a notice not to extend the employment term. The employment agreement provides that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause or if Mr. Haumesser elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Haumesser will be entitled to the following severance compensation and benefits: (1) two times Mr. Haumesser’s base salary, (2) two times Mr. Haumesser’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if such termination occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two-year automobile allowance.

     Each of the executive officers’ employment agreements includes non-competition, non-solicitation, confidentiality and other restrictive covenants.

ASSOCIATED MATERIALS HOLDINGS INC. 2002 STOCK OPTION PLAN

     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In conjunction with the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same in number of shares and at the same exercise price as the original options. The board of directors of AMH administers the 2002 Plan and selects eligible executives, directors, employees and consultants of AMH and its affiliates, including the Company, to receive options. The board of directors of AMH also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors of AMH permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding Time-Based Options become immediately fully exercisable, while the IRR Options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of AMH may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.

     In connection with the December 2004 recapitalization transaction, AMH amended the 2002 Plan to provide that each option that remains outstanding under the 2002 Plan following the completion of the December 2004 recapitalization transaction will be exercisable for two shares of the Class B non-voting common stock of AMH, to adjust for the dilution effected pursuant to the December 2004 recapitalization transaction. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the AMH shares issued upon any such option exercise, in exchange for an equivalent number and class of shares of AMH II.

AMH HOLDINGS II, INC. 2004 STOCK OPTION PLAN

     In December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan (the “2004 Plan”). The Compensation Committee of the board of directors of AMH II administers the 2004 Plan and selects eligible executives, directors, employees and consultants of AMH II and its affiliates, including the Company, to receive options to purchase AMH II Class B non-voting common stock. The Compensation Committee also will determine the number of shares of stock covered by options granted under the 2004 Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2004 Plan. An option holder may pay the exercise price of an option by any legal manner that the Compensation Committee permits. Option holders generally may not transfer their options except in the event of death. If AMH II undergoes a change of control, as defined in the 2004 Plan, the Compensation Committee may accelerate the exercisability of all or a portion of the outstanding options, adjust outstanding options by substituting stock, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the board of directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the 2004 Plan will remain outstanding in accordance with their terms.

STOCK OPTION AWARD AGREEMENTS

     In connection with the December 2004 recapitalization transaction, certain members of senior management of the Company received stock options to purchase shares of AMH II class B non-voting common stock under the 2004 Plan pursuant to various Stock Option Award Agreements entered into on December 22, 2004. In March 2005, certain other employees of the Company received stock options to purchase shares of AMH II class B non-voting common stock under the 2004 Plan.

     For additional information on the stock options received by members of senior management, please see Item 11 “Executive Compensation — Option/SAR Grants in 2004.” For additional information on the performance based options, please see Note 17 to the consolidated financial statements hereto.

COMPENSATION COMMITTEE

     The Company’s compensation committee consists of Ira Kleinman, Christopher Stadler and Dennis Vollmershausen. The compensation committee determines the Company’s compensation policies and forms of compensation provided to its directors and officers. The compensation committee also reviews and determines bonuses for the Company’s officers and other employees. As described in “Incentive Bonus Plan” above, the Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of Holdings. In addition, the compensation committee reviews and determines stock based compensation for the Company’s directors, officers, employees and consultants and administrators of Holdings’ stock incentive plan.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Caporale’s compensation in 2004 was governed by his employment agreement and his future compensation will be determined in accordance with the conditions of his employment agreement. The terms of Mr. Caporale’s employment agreement are set forth in the section “— Employment Agreements” above. Mr. Caporale was also awarded an annual bonus award in 2004 of $1,200,000 under the Incentive Bonus Plan, as described above. Mr. Caporale also received a bonus in the amount of $6,323,000 in connection with the March transaction and a bonus of $10,000,000 in connection with the December transaction. Amounts paid and granted to Mr. Caporale in 2004 are disclosed in the “Summary Compensation Table.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Company’s compensation committee are current or former executive officers or employees of the Company or any of its subsidiaries.

DIRECTOR COMPENSATION

     The Company currently reimburses its non-employee directors for all out of pocket expenses incurred in the performance of their duties as directors. The boards of directors of AMI, Holdings, AMH and AMH II each have the same composition and are subject to the rules and operating procedures as set forth in the stockholders agreement. They received no separate compensation for such service. In addition the Company pays two of its directors, Dennis Vollmershausen and Dana Snyder, $5,000 for each of their participation in each meeting of the board of directors. In connection with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction, Mr. Vollmershausen received a bonus of $125,000 and $175,000, respectively. None of the Company’s other directors currently receive any compensation for their services on the board of directors or committee of the board of directors.

OPTION/SAR GRANTS IN 2004

     The following table provides information regarding the grant of Holdings’ stock options and AMH II stock options to each of the Company’s executive officers in 2004.

	Individual Grants(1)
		Percent of
		Total
		Options /			Potential Realizable Value
	Number of	SARs			At Assumed Annual Rates
	Securities	Granted to			Of Stock Price Appreciation
	Underlying	Employees	Exercise		For Option Term (2)
	Options / SARs	in	Price Per	Expiration
Name	Granted	2004	Share	Date	5%	10%
Michael Caporale, Jr.(3)	176,168 common	36.0%	$70.95	December 22, 2014	$7,860,629	$19,920,378
D. Keith LaVanway(3)	86,910 common	17.8%	$70.95	December 22, 2014	$3,877,931	$9,827,438
Kenneth L. Bloom(3)	70,467 common	14.4%	$70.95	December 22, 2014	$3,144,243	$7,968,128
Robert M. Franco(3)	58,723 common	12.0%	$70.95	December 22, 2014	$2,620,225	$6,640,164
John F. Haumesser(4)	23,489 common	4.8%	$70.95	December 22, 2014	$1,048,081	$2,656,043
	21,254 common	4.3%	$33.09	February 27, 2014	$442,232	$1,120,702

(1)	Options granted during 2004 included options granted in accordance with the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”) and the AMH Holdings II, Inc. 2004 Stock Option Plan (the “2004 Plan”).

The options granted from the 2002 Plan include the following:

-	Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest over time (“Time-Based Options”). All Time-Based Options granted during 2004 under the plan were immediately vested 11.5% on the date of grant, representing 10% vesting upon grant plus one month vesting from January 2004 to February 2004, with remaining vesting of 1.5% per month over 59 months;

-	Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return (“IRR”) on the investment by Harvest Partners, Inc. in Holdings (“IRR Options”). A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of Holdings and its subsidiaries or (ii) a majority of the capital stock of Holdings or a widely distributed sale of the common stock of Holdings in an underwritten public offering which yields a minimum required amount of net proceeds to Holdings and (b) the funds of Harvest Partners, Inc. receive a minimum required aggregate net cash proceeds for its investment in Holdings (“2002 Plan Liquidity Event”).

Subsequent to the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding Time-Based Options and IRR Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into the right to purchase shares of AMH common stock with each option providing for the same number of shares at the same exercise price as the original options.

As part of the December 2004 recapitalization transaction, a portion of the Time-Based Options and all of the IRR Options were exercised for shares of AMH common stock. Pursuant to an amended and restated certificate of incorporation of AMH filed in connection with the December 2004 recapitalization transaction, each share of AMH common stock issued upon the exercise of such options was then reclassified as two shares of non-voting preferred stock of AMH and then immediately sold to affiliates of Investcorp. In order to preserve the economic value of the options that remain outstanding under the 2002 Plan, the 2002 Plan was then amended by resolution of the Board of Directors of AMH to provide that each of the Time-Based Options that remain outstanding following the consummation of the December 2004 recapitalization transaction are henceforward exercisable for two shares of Class B non-voting common stock of AMH. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the shares of Class B non-voting common stock of AMH issued upon any such option exercise, in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. All option grants under the 2002 Plan shown in the tables herein have been restated in order to reflect the number of securities underlying such options after giving effect to the reclassification and the amendment to the 2002 Plan described above.

The options granted under the 2004 Plan include the following:

-	Options to purchase shares of AMH II Class B non-voting common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return on the investment by Investcorp S.A. in AMH II. A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of AMH II and its subsidiaries or (ii) a majority of the capital stock of AMH II or (b) a widely distributed sale of the common stock of AMH II in an underwritten public offering which yields a minimum required amount of net proceeds to AMH II (“2004 Plan Liquidity Event”).

(2)	The potential realizable value set forth for common stock in the table above illustrates the value that would be realized upon exercise of the option immediately prior to the expiration of its term, assuming the specified compounded rates of appreciation on the common stock over the term of the option. The use of the assumed 5% and 10% annual rates of stock price appreciation are established by the Securities and Exchange Commission and is not intended by the Company to forecast possible appreciation of the price of its common stock.

(3)	Options granted are from the 2004 Plan and represent options to buy shares of AMH II common stock.

(4)	In February 2004, Mr. Haumesser was granted options to purchase the following:

-	2002 Plan Time-Based Options to purchase 6,642 shares of Holdings common stock at $66.17 per share, which subsequent to the March 2004 dividend recapitalization and December 2004 recapitalization transaction, converted the grants into an option to purchase 13,284 shares of AMH at $33.09 per share;

-	2002 Plan IRR Options to purchase 3,985 shares of common stock at $10 per share, which subsequent to the March 2004 dividend recapitalization and December 2004 recapitalization transaction, converted the grants into an option to purchase 7,970 shares of AMH at $33.09 per share;

-	2004 Plan options to purchase 23,489 shares of AMH II common stock.

AGGREGATED OPTION/SAR EXERCISES IN 2004
AND JANUARY 1, 2005 OPTION/SAR VALUES

     The following table provides information regarding the exercise of Holdings’ options during 2004 and unexercised options held as of January 1, 2005 for each of the Company’s executive officers.

						VALUE OF UNEXERCISED
				NUMBER OF SECURITIES UNDERLYING		IN-THE-MONEY
				UNEXERCISED OPTIONS/SARS AT		OPTIONS/SARS AT
				JANUARY 1, 2005(1)		JANUARY 1, 2005(2)
	SECURITIES
	ACQUIRED ON		VALUE
NAME	EXERCISE (#)(3)(4)		REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Michael Caporale, Jr	46,415	preferred	$3,832,855	—	—	—	—
	277,580	common	$16,180,558	41,740 common	268,632 common	$2,752,753	$6,098,001

D. Keith LaVanway	4,678	preferred	$345,832	—	—	—	—
	73,407	common	$4,726,664	25,881 common	121,584 common	$1,706,852	$2,286,750

Kenneth L. Bloom	4,665	preferred	$359,100	—	—	—	—
	63,171	common	$4,026,430	20,900 common	99,362 common	$1,378,355	$1,905,625

Robert M. Franco	21,256	common	$1,436,055	9,698 common	70,281 common	$639,583	$762,250

John F. Haumesser	21,254	common	$1,137,461	5,711 common	39,032 common	$352,403	$750,839

(1)	The Company has not granted stock appreciation rights.

(2)	The per share common equity value on January 1, 2005 was $70.95 per share, which was based on the per share consideration paid by Investcorp in the December 2004 recapitalization transaction. The value of unexercised common options was calculated by multiplying the per share common stock value by the number of shares of common stock issuable upon exercise of these options, less exercise price.

(3)	In connection with the March 2004 dividend recapitalization, all Roll-Over Options outstanding from the 2002 Plan were exercised for shares of Holdings preferred and common stock, which were then contributed to AMH for equivalent shares of AMH stock. The shares of preferred AMH stock were redeemed through proceeds from the AMH senior note offering. AMH assumed the 2002 Plan and all outstanding Time-Based Options and IRR Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into the right to purchase shares of AMH common stock with each option providing for the same number of shares at the same exercise price as the original options.

As part of the December 2004 recapitalization transaction, a portion of the Time-Based Options and all of the IRR Options were exercised for shares of AMH common stock. Pursuant to an amended and restated certificate of incorporation of AMH filed in connection with the December 2004 recapitalization transaction, each share of AMH common stock issued upon the exercise of such options was then reclassified as two shares of non-voting preferred stock of AMH and then immediately sold to affiliates of Investcorp. The value recognized includes the price paid by Investcorp of $70.95 per share plus $1.61 per share reflecting the allocation among shareholders of the total exercise price paid by option holders in conjunction with the December 2004 recapitalization transaction. In order to preserve the economic value of the options that remain outstanding under the 2002 Plan, the 2002 Plan was then amended by resolution of the Board of Directors of AMH to provide that each of the Time-Based Options that remain outstanding following the consummation of the December 2004 recapitalization transaction are henceforward exercisable for two shares of Class B non-voting common stock of AMH. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the shares of Class B non-voting common stock of AMH issued upon any such option exercise, in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. All option grants for common stock under the 2002 Plan shown in the tables herein have been restated in order to reflect the number of securities underlying such options after giving effect to the reclassification and the amendment to the 2002 Plan described above.

(4)	Options outstanding as of January 1, 2005 include those options granted from the 2002 Plan and the 2004 Plan. The number of options shown has been adjusted to reflect that each option grant from the 2002 Plan is currently exercisable for two shares of common stock of AMH.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     On February 19, 2004, AMH was created to be the direct parent company of Holdings, the Company’s direct parent. AMH has no material assets or operations other than its 100% ownership of Holdings. Stockholders and option holders of Holdings became stockholders and option holders of AMH on March 4, 2004.

     In connection with the December 2004 recapitalization transaction, on December 22, 2004, all of the outstanding IRR Options and a portion of the Time-Based Options were exercised for shares of common stock of AMH. Also on December 22, 2004, AMH filed an amended and restated certificate of incorporation of AMH with the Secretary of State of the State of Delaware, resulting in the reclassification of all of the outstanding shares of AMH common stock as shares of (a) class B, series I (voting) common stock, (b) class B, series II (non-voting) common stock, (c) voting preferred stock and (d) non-voting preferred stock. The amended and restated certificate of incorporation also authorized the issuance of shares of (i) class A, series I (voting) common stock, which are reserved for issuance upon conversion of the voting preferred stock and (ii) class A, series II (non-voting) common stock, which are reserved for issuance upon conversion of the non-voting preferred stock. AMH also filed with the Secretary of State of the State of Delaware a Certificate of Designations to establish the rights, preferences and privileges pertaining to the preferred stock.

Immediately following these transactions, on December 22, 2004, all of the shares of preferred stock of AMH were sold to affiliates of Investcorp and, immediately following the sale of the preferred stock to affiliates of Investcorp, pursuant to a restructuring agreement, all shareholders of AMH (including such affiliates of Investcorp), contributed their shares of capital stock of AMH to AMH II, a Delaware corporation incorporated on December 2, 2004 for the purpose of becoming the direct parent of AMH. In exchange for such contribution, AMH II issued to such former shareholders of AMH, shares of capital stock of AMH II which mirror (with respect to class, type, voting rights, preferences, etc.) the AMH shares contributed by such shareholders. As a result of this restructuring, AMH II became the direct parent company of AMH, and AMH II has no material assets or operations other than its ownership of 100% of the capital stock of AMH. The former stockholders of AMH became the stockholders of AMH II, holding shares of class B, series I (voting) common stock, class B, series II (non-voting) common stock, voting preferred stock and non-voting preferred stock in the same respective amounts in which such stockholders previously held shares of the capital stock of AMH.

     All of the voting common stock of AMH II is held by affiliates of Harvest Partners and all of the preferred stock of AMH II (a portion of which is voting preferred stock) is held by affiliates of Investcorp, with the result that such affiliates of Harvest Partners, and Investcorp, respectively, each hold 50% of the voting capital stock of AMH II. As a result of their ownership of voting capital stock and a stockholders agreement, affiliates of Investcorp and Harvest Partners will have the ability to designate a majority of the board of directors of AMH II and all of its subsidiaries and to control action to be taken by AMH II and its subsidiaries and their respective boards of directors, including amendments to their respective certificates of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the assets of AMH II and any of its subsidiaries.

     The following table sets forth certain information as of March 15, 2005 regarding the beneficial ownership of AMH II:

-	each person known by the Company to own beneficially 5% or more of the outstanding voting common stock of AMH II;

-	the directors and named executive officers of the Company; and

-	all directors and named executive officers of the Company as a group.

     The Company determined beneficial ownership in accordance with the rules of the Commission, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials Incorporated, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Class A Preferred Stock		Class B Common Stock
	Number of		Number of
	Shares – Series	% of	Shares – Series	% of
	I (voting)	Class	I (voting)	Class
Investcorp S.A.(1)	500,000	100%	—	—
Sipco Limited(2)	500,000	100%	—	—
AM Equity Limited(3)	105,001	21%	—	—
AM Investments Limited(4)	105,001	21%	—	—
Associated Equity Limited(5)	105,001	21%	—	—
Associated Investments Limited(6)	105,001	21%	—	—
Harvest Funds(7)(8)(9)	—	—	500,000	100%

	Class B Common Stock		Class B Common Stock
	Number of		Number of
	Shares – Series	% of	Shares – Series	% of
	I (voting)	Class	I (voting)	Class
Executive Officers and Directors
Michael Caporale, Jr. (10)	—	—	126,182	9.8%
D. Keith LaVanway (11)	—	—	37,089	2.9%
Kenneth L. Bloom (12)	—	—	31,574	2.5%
Robert M. Franco (13)	—	—	11,292	*
John F. Haumesser (14)	—	—	7,305	*
Kevin M. Hayes (15)	—	—	228,719	18.5%
Ira D. Kleinman (16)	500,000	100%	—	—
Simon C. Moore	—	—	—	—
Dana R. Snyder	—	—	—	—
Christopher J. Stadler	—	—	—	—
Dennis W. Vollmershausen (17)	—	—	1,797	*
All directors and executive officers as a group	500,000	100%	443,958	32.6%

*	less than 1%

(1)	Investcorp S.A. does not directly own any shares of stock of AMH II. The number of shares listed includes 46,633 shares of Series I Class A Preferred Stock held by an indirect subsidiary of Investcorp S.A. and 33,333 shares of Series I Class A Preferred Stock held by a limited partnership in which an indirect subsidiary of Investcorp S.A. is the general partner. The balance of the shares of Series I Class A Preferred Stock is owned by AM Equity Limited, AM Investments Limited, Associated Equity Limited and Associated Investments Limited (collectively, the “AMH Investors”). Investcorp S.A. does not own any of the shares of the AMH Investors. Investcorp may be deemed to share beneficial ownership of the shares of Series I Class A Preferred Stock held by the AMH Investors because the owners of the voting stock of the AMH Investors have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A. pursuant to which each of the entities owning the voting stock of the AMH Investors, or such entities’ stockholders, has granted such affiliate the authority to direct the voting and disposition of the voting shares issued by such entity, which permits Investcorp S.A. to control the voting and disposition of the Series I Class A Preferred Stock owned by each AMH Investor for so long as such agreements are in effect. The address for Investcorp Bank S.A. is 6 rue Adolphe Fischer, Luxembourg.

(2)	Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp S.A.’s shares. Sipco Limited is a Cayman Islands corporation with its address at P.O. Box 1111, West Wind Building, Georgetown, Grand Cayman, Cayman Islands.

(3)	AM Equity Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, Georgetown, Grand Cayman, Cayman Islands.

(4)	AM Investments Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, Georgetown, Grand Cayman, Cayman Islands.

(5)	Associated Equity Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, Georgetown, Grand Cayman, Cayman Islands.

(6)	Associated Investments Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, Georgetown, Grand Cayman, Cayman Islands.

(7)	Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) (“Harvest Partners III, GbR”), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG (“Harvest Partners IV KG”). Harvest Associates III, L.L.C., which has six members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has six members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, Inc. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

(8)	Includes 131,978 shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and 18,022 shares of Class B Series I (voting) common stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Associates III, L.L.C. has six members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of AMH. The six members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, William Kane and Thomas Arenz. Mr. Kleinman is on the boards of directors of AMI, Holdings, AMH and AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim, Kane and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

(9)	Includes 286,465 shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and 63,535 shares of Class B Series I (voting) common stock owned by Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has six members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of Class B common stock of AMH beneficially owned by it. The six members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, William Kane and Thomas Arenz. Mr. Kleinman is on the boards of directors of AMI, Holdings, AMH and AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim, Kane and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG are collectively referred to as the “Harvest Funds.” The address of the named entities is 280 Park Avenue, 33rd Floor, New York, New York 10017.

(10)	Includes 71,688 shares of Class B Series II (non-voting) common stock owned by Mr. Caporale and options to purchase 54,494 shares of Class B Series II (non-voting) common stock.

(11)	Includes 6,426 shares of Class B Series II (non-voting) common stock owned by Mr. LaVanway and options to purchase 30,663 shares of Class B Series II (non-voting) common stock.

(12)	Includes 6,688 shares of Class B Series II (non-voting) common stock owned by Mr. Bloom and options to purchase 24,886 shares of Class B Series II (non-voting) common stock.

(13)	Includes options to purchase 11,292 shares of Class B Series II (non-voting) common stock.

(14)	Includes options to purchase 7,305 shares of Class B Series II (non-voting) common stock.

(15)	Mr. Hayes is a director for AMH II, AMH, Holdings and AMI, representing four of AMH II’s stockholders, Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P. and WPC Entrepreneur Fund II, L.P., which are collectively referred to as the “Weston Funds.” Mr. Hayes’ election as a director is prescribed by the stockholders agreement. See

Item 13. “Certain Relationships and Related Transactions — The Stockholders Agreement.” The shares included in the table above includes shares held by the Weston Funds as follows: Weston Presidio Capital III, L.P. holds 65,992 shares of Class B Series II (non-voting) common stock; Weston Presidio Capital IV holds 156,986 shares of Class B Series II (non-voting) common stock; WPC Entrepreneur Fund, L.P. holds 3,256 shares of Class B Series II (non-voting) common stock; and WPC Entrepreneur Fund II, L.P. holds 2,485 shares of Class B Series II (non-voting) common stock. Mr. Hayes is a member or partner, as the case may be, of the general partner of the Weston Funds. Mr. Hayes disclaims beneficial ownership of the shares held by the Weston Funds, except to the extent of his pecuniary interest therein.

(16)	Includes shares of Class B common stock owned by Harvest Partners III, L.P. and shares of Class B common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class B common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(17)	Includes 1,319 shares of Class B Series II (non-voting) common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen also holds options to purchase 478 shares of Class B Series II (non-voting) common stock.

CHANGES IN CONTROL

Stockholders Agreement

     In connection with the December 2004 recapitalization transaction, on December 22, 2004, all of the stockholders of AMH II entered into a stockholders agreement which grants stockholders of AMH II the right, under certain conditions, to cause AMH II to enter into transactions that may be deemed to cause a change of control of the Company. The terms of the stockholders agreement are more fully described below under Item 13.

Pledge and Security Agreement

     Contemporaneously with the Company’s entering into the amended and restated senior credit facility in connection with the December 2004 recapitalization transaction, AMH entered into a Superholdco Pledge and Security Agreement, pursuant to which, among other things, AMH pledged all of the capital stock of Holdings to the lenders under the Company’s senior credit agreement, as collateral for the performance of the Company’s obligations thereunder. Upon the occurrence of an event of default under the Company’s senior credit agreement, the administrative agent thereunder is entitled under such pledge and security agreement to transfer all or any part of the collateral thereunder (including the pledged capital stock of Holdings) into the name of the administrative agent, on behalf of the lenders under the senior credit agreement, and to sell or otherwise dispose of such collateral (including the pledged capital stock of Holdings) in any manner permitted by law and by the terms of such pledge and security agreement. The occurrence of such an event of default and the exercise by the administrative agent of such remedies under the pledge and security agreement could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE RESTRUCTURING AGREEMENTS

     On March 4, 2004, AMH, Holdings and the stockholders of Holdings entered into a restructuring agreement pursuant to which all of the stockholders of Holdings contributed their capital stock in Holdings to AMH in exchange for equivalent capital stock in AMH. Subsequently, AMH contributed all of the capital stock of Holdings which was contributed to it back to Holdings, in exchange for 1,000 shares of class A common stock of Holdings. Following this exchange, all of the former stockholders of Holdings became the stockholders of AMH, and AMH became the sole stockholder of Holdings. Holdings continued to be the sole stockholder of AMI.

     In connection with the recapitalization transaction, on December 22, 2004, the stockholders of AMH entered into a restructuring agreement pursuant to which such stockholders contributed their shares of the capital stock of AMH to AMH II in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. Following this exchange, all of the former stockholders of AMH became the stockholders of AMH II, and AMH II became the sole stockholder of AMH. Holdings will continue to be the sole stockholder of AMI.

THE STOCKHOLDERS AGREEMENT

     In connection with the December 2004 recapitalization transaction, on December 22, 2004, the stockholders of AMH II entered into a stockholders agreement which will govern certain relationships among, and contains certain rights and obligations of, such stockholders. The stockholders agreement (1) limits the ability of the stockholders to transfer their shares in AMH II except in certain permitted transfers as defined therein; (2) provides for certain tag-along obligations and certain drag-along rights; (3) provides for certain registration rights; and (4) provides for certain preemptive rights.

     The AMH II stockholders agreement is substantially the same as the AMH stockholders agreement, dated March 4, 2004, which governed the relationship among, and contained certain rights and obligations of, the AMH stockholders. As a result of the December 2004 recapitalization transaction, the stockholders of AMH agreed to terminate the AMH stockholders agreement and enter into the AMH II stockholders agreement.

     Pursuant to the stockholders agreement, Harvest Partners has the right to designate three members of a seven member board of directors of AMH II and Investcorp has the right to designate three of the seven members of the board of directors of AMH II. An additional board seat will be occupied by the chief executive officer of the Company, who is currently Michael Caporale, Jr. The boards of directors of AMH, Holdings and the Company will have the same composition and are subject to the same rules and operating procedures as set forth in the stockholders agreement. The number of directors that each of Investcorp and Harvest can designate to the board of directors is reduced as their equity ownership in AMH II is reduced below specified percentages. Funds managed by Harvest Partners, and Investcorp each hold 50% of the voting capital stock of AMH II. All decision making by the board of directors will generally require the affirmative vote of a majority of the members of the entire board of directors. In addition, certain matters, such as issuing additional equity securities, new debt financings, acquisitions and related transactions, and other significant transactions, require the affirmative vote of at least one director nominated by Harvest and one director nominated by Investcorp (a “Special Board Approval”). The number of matters that require a Special Board Approval is reduced as the equity ownership of each of Harvest and Investcorp falls below certain stated thresholds.

     The stockholders agreement prohibits transfers of securities of AMH II except: (i) to certain “Permitted Transferees” (as defined in the stockholders agreement), (ii) in a registered public offering, (iii) pursuant to certain drag-along rights that would require stockholders to sell all or part of their equity interest in AMH II to third parties along with certain sales by stockholders holding a majority of the outstanding shares of common stock or a majority of the outstanding shares of convertible preferred stock and on the same terms, and subject to the same conditions, as such sales, and (iv) pursuant to certain preemptive and tag-along rights that would require a stockholder wishing to sell all or part of its equity interest in AMH II to first offer its shares on the same terms to AMH II and the other stockholders of AMH II party to the stockholders agreement, and if not purchased by AMH II or such stockholders, to include shares of such stockholders, at their option, in the event of a sale to a third party.

     The stockholders agreement provides stockholders certain rights with respect to registration under the Securities Act of 1933, as amended (the “Securities Act”), either upon the occurrence of the initial public offering or registration of AMH II of its securities under the Securities Act for its own account or account of another person. The stockholders agreement also provides stockholders with certain preemptive rights to purchase AMH II securities upon the issuance of new AMH II securities, and subject to certain other conditions.

     The stockholders agreement provides Investcorp (together with their Permitted Transferees, the “Investcorp Investors”) with the following additional rights: (i) at any time after December 22, 2006, the Investcorp Investors may demand that an independent valuation of AMH II be performed by an independent investment banking or valuation firm and, in the event that the valuation is less than the “Threshold Amount” (as defined in the stockholders agreement), and subject to certain other conditions, the Investcorp Investors may make changes to the executive officers of AMH II and its subsidiaries, including the Chief Executive Officer (who shall be reasonably acceptable to the stockholders party thereto affiliated with Harvest Partners (together with their Permitted Transferees, the “Harvest Funds”)); (ii) if for the period from January 1, 2005 through December 31, 2008, the Adjusted Cash Flow (as defined in the stockholders agreement) of AMH II and its subsidiaries is less than 70% of the Projected Adjusted Cash Flow (as defined in the stockholders agreement) of AMH II and its subsidiaries, the Investcorp Investors may notify AMH II that they intend to initiate a process that could result in the exercise by the Investcorp Investors of their drag-along rights and, if the Investcorp Investors opt to pursue the exercise of their drag-along rights, for a period of 60 days after notice thereof is given to AMH II, the Harvest Funds and AMH II shall have the right, but not the obligation, to purchase all, but not less than all, of the outstanding preferred stock and common stock held by the Investcorp Investors; and (iii) at any time after July 15, 2007, the Investcorp Investors may notify AMH II that they intend to cause AMH II to initiate a process that could result in a recapitalization of AMH II, in accordance with certain conditions (as further described in the stockholders agreement, an “Approved Recapitalization”). In each of (i) and (ii), at the earlier of such time as (a) 75% or more of the preferred stock of AMH II acquired by the Investcorp Investors pursuant to the Restructuring Agreement has been repurchased by AMH II or converted into common stock of AMH II and (b) the Investcorp Investors hold less than 20% of AMH II’s outstanding capital stock, then the rights under (i) and (ii) described herein will terminate. In addition, each of the rights granted under (i), (ii) and (iii) are exercisable only once during the term of the Stockholders Agreement. Subject to certain conditions, the other stockholders (other than the Investcorp Investors) party to the stockholders agreement shall also have the right to initiate an Approved Recapitalization at any time after July 15, 2007, if the Equity Value (as defined in the Stockholders Agreement) of AMH II exceeds $815.0 million. Also, at any time after December 22, 2009, each of Investcorp and Harvest Funds may notify the Company and the other stockholders that they intend to initiate a process that could result in the exercise of their respective drag-along rights.

     In March 2004, the stockholders of AMH entered into a stockholders agreement, which at the time governed certain relationships among, and contained certain rights and obligations of, such stockholders. The stockholders agreement, among other things, (1) limited the ability of the stockholders to transfer their shares in AMH except in certain permitted transfers as defined therein; (2) provided for certain tag-along obligations and certain bring-along rights; (3) provided for certain registration rights; and (4) provided for certain preemptive rights.

     The AMH stockholders agreement was substantially the same as the prior Holdings stockholder agreement, dated April 19, 2002, which governed the relationships among, and contained certain rights and obligations of, the Holdings stockholders. The stockholders agreement dated December 22, 2004 terminated and superseded the existing amended and restated stockholders agreement dated March 4, 2004 by and among AMH and the existing stockholders of AMH.

MANAGEMENT AGREEMENT

     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a discussion of the Company’s management agreement with Investcorp and Harvest Partners. Under the financing and M&A advisory agreements, affiliates of Investcorp received $9.1 million for management and financial advisory services in connection with the December 2004 recapitalization transaction. Additionally, the Company entered into an agreement with Investcorp for management advisory, strategic planning and consulting services for which the Company paid Investcorp a total of $6 million on December 22, 2004. As described in the management services agreement with Investcorp, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, Harvest Partners received $4.9 million in connection with the December 2004 recapitalization transaction. Additionally, Harvest Partners received approximately $0.8 million for management fees for 2004 and $1.3 million in financial advisory services in connection with the completion of the offering of AMH’s 11 1/4% notes and the related transactions.

MANAGEMENT BONUS

     Upon the completion of the offer by AMH of its 11 1/4% notes in March 2004, AMH paid 17 members of its and the Company’s senior management and a director a bonus of $14.5 million, of which approximately $12.3 million was paid to five executive officers, in recognition of their effort with respect to the acquisition of Gentek, the Company’s performance since the April 2002 merger transaction, as well as the completion of the offering of AMH’s 11 1/4% notes.

     Upon the completion of the December 2004 recapitalization transaction with Investcorp in December of 2004, AMH II paid 26 members of the Company’s senior management and a director a bonus of $22.3 million, of which approximately $19.4 million was paid to five executive officers, in recognition of their effort with respect to the transaction. At January 1, 2005, $8.0 million of the $22.3 million bonus amount was recorded as a promissory note. The note was paid in cash during the first quarter of 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees billed to the Company by the independent accountants, Ernst & Young LLP, for services rendered during fiscal years 2004 and 2003 (in thousands):

	2004	2003
Audit Fees	$1,108	$728
Audit-Related Fees	35	489
Tax Fees	361	320

Total Fees	$1,504	$1,537

     The Company’s audit committee adopted a policy in April 2003 to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the audit committee may delegate one or more members who are independent directors of the board of directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire audit committee at the next committee meeting.

AUDIT FEES

     Audit Fees principally constitute fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s consolidated financial statements for each of the fiscal years 2004 and 2003 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q filed during fiscal years 2004 and 2003.

AUDIT-RELATED FEES

     Audit-related fees constitute fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, other than the services reported above under “Audit Fees,” in each of the fiscal years 2004 and 2003. In fiscal year 2004 audit-related fees principally consisted of fees for acquisition due diligence. Fees for 2003 related to fees for acquisition due diligence and fees related to the audit of employee benefit plans. The Audit Committee pre-approved 100% of the audit-related fees subsequent to its formation in 2003 and 2004.

TAX FEES

     Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2004 and 2003. In fiscal year 2004 and 2003, tax fees principally consisted of fees for tax compliance and review of transaction related fees. The Audit Committee pre-approved 100% of the tax fees subsequent to its formation in 2003 and 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are included in this report.

(A)(1) FINANCIAL STATEMENTS

     See Index to Financial Statements at Item 8 on Page 38 of this report.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.

(C)	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and the Company (incorporated by reference to Exhibit 99(d)(1) of Schedule TO filed by Associated Materials Holdings, Inc. and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
3.3	Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).
3.4	Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).
4.1	Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among the Company, AMI Management Company and Wilmington Trust Company(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
4.2	Supplemental Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Al side, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
4.3	Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for fiscal year ended January 3, 2004.)
4.4	Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.1	Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.2	Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.3	Form of Subsidiary Security and Pledge Agreement, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.4	Form of Subsidiary Guaranty, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.5	Assumption Agreement, dated as of April 19, 2002, by and among the Company and AMI Management Company, as guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.6	Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) (“USX”) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-64788).
10.7	Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 33-64788).
10.8	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the

Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 33-84110).
10.9	Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.10	Asset Purchase Agreement, dated as of June 24, 2002, between the Company and Amer Cable Incorporated (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.11	Associated Materials Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.12	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Michael Caporale, Jr.
10.13	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and D. Keith LaVanway.
10.14	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).
10.15	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).
10.16	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Kenneth L. Bloom.
10.17	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Robert M. Franco.
10.18	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and John F. Haumesser.
10.19	Stock Purchase Agreement (the “Stock Purchase Agreement”), dated July 31, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 31, 2003).
10.20	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 29, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on September 12, 2003).
10.21	Amendment Agreement, dated December 22, 2004, by and between Associated Materials Incorporated, Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.22	Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.23	Financing Advisory Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.24	M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)
10.25	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)
10.26	Superholdco Pledge and Security Agreement, dated December 22, 2004, by and between AMH, as Pledgor in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.27	Form of Superholdco Guaranty, dated December 22, 2004, by and between AMH, as Guarantor, in favor of UBS

AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.28	Stock Purchase Agreement, dated December 5, 2004, by and between AMH and the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004).
10.29	Stockholders Agreement, dated December 22, 2004, by and between the stockholders of AMH (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.30	Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and AMI.
21.1	Subsidiaries of the Company.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSOCIATED MATERIALS INCORPORATED
By:	/s/ MICHAEL CAPORALE, JR.
Michael Caporale, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ D. KEITH LAVANWAY
D. Keith LaVanway
Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL CAPORALE, JR. Michael Caporale, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2005

/s/ D. KEITH LAVANWAY D. Keith LaVanway	Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 1, 2005

/s/ KEVIN M. HAYES	Director	April 1, 2005
Kevin M. Hayes

/s/ IRA D. KLEINMAN	Director	April 1, 2005
Ira D. Kleinman

/s/ SIMON C. MOORE	Director	April 1, 2005
Simon C. Moore

/s/ DANA R. SNYDER	Director	April 1, 2005
Dana R. Snyder

/s/ CHRISTOPHER J. STADLER	Director	April 1, 2005
Christopher J. Stadler

/s/ DENNIS W. VOLLMERSHAUSEN	Director	April 1, 2005
Dennis W. Vollmershausen

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report or proxy material has been sent to security holders covering fiscal 2004.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and the Company (incorporated by reference to Exhibit 99(d)(1) of Schedule TO filed by Associated Materials Holdings, Inc. and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
3.3	Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).
3.4	Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).
4.1	Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among the Company, AMI Management Company and Wilmington Trust Company(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
4.2	Supplemental Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Al side, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
4.3	Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for fiscal year ended January 3, 2004.)
4.4	Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.1	Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.2	Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.3	Form of Subsidiary Security and Pledge Agreement, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.4	Form of Subsidiary Guaranty, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.5	Assumption Agreement, dated as of April 19, 2002, by and among the Company and AMI Management Company, as guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.6	Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) (“USX”) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-64788).
10.7	Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 33-64788).
10.8	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 33-84110).

EXHIBIT NUMBER	DESCRIPTION

10.9	Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.10	Asset Purchase Agreement, dated as of June 24, 2002, between the Company and Amer Cable Incorporated (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.11	Associated Materials Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).
10.12	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Michael Caporale, Jr.
10.13	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and D. Keith LaVanway.
10.14	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).
10.15	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).
10.16	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Kenneth L. Bloom.
10.17	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Robert M. Franco.
10.18	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and John F. Haumesser.
10.19	Stock Purchase Agreement (the “Stock Purchase Agreement”), dated July 31, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 31, 2003).
10.20	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 29, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on September 12, 2003).
10.21	Amendment Agreement, dated December 22, 2004, by and between Associated Materials Incorporated, Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.22	Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.23	Financing Advisory Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.24	M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)
10.25	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

EXHIBIT NUMBER	DESCRIPTION

10.26	Superholdco Pledge and Security Agreement, dated December 22, 2004, by and between AMH, as Pledgor in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.27	Form of Superholdco Guaranty, dated December 22, 2004, by and between AMH, as Guarantor, in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.28	Stock Purchase Agreement, dated December 5, 2004, by and between AMH and the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004).
10.29	Stockholders Agreement, dated December 22, 2004, by and between the stockholders of AMH (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).
10.30	Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and AMI.
21.1	Subsidiaries of the Company.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.