Form 10-Q
period 2005-04-02
ASSOCIATED MATERIALS INC
filed 2005-05-17
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-24956

Associated Materials Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-1872487

(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

3773 State Rd. Cuyahoga Falls, Ohio	44223

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (330) 929 -1811

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

Yes ☐ No ☑

     As of May 10, 2005, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.

ASSOCIATED MATERIALS INCORPORATED
REPORT FOR THE QUARTER ENDED APRIL 2, 2005

Part I. Financial Information

Item 1. Financial Statements

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 2,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$9,689	$58,054
Accounts receivable, net	129,345	125,666
Receivable from Parent	3,835	3,490
Inventory	139,846	114,787
Income taxes receivable	12,273	8,860
Deferred income taxes	18,253	18,253
Other current assets	11,904	12,938

Total current assets	325,145	342,048

Property, plant and equipment, net	143,467	138,697
Goodwill	234,804	234,796
Other intangible assets, net	112,221	113,044
Other assets	19,009	19,634

Total assets	$834,646	$848,219

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$78,855	$75,139
Accrued liabilities	47,241	54,379
Notes payable	—	11,607
Current portion of long-term debt	1,313	875

Total current liabilities	127,409	142,000

Deferred income taxes	62,674	62,720
Other liabilities	43,271	44,058
Long-term debt	382,306	339,125
Stockholder’s equity	218,986	260,316

Total liabilities and stockholder’s equity	$834,646	$848,219

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 2,	April 3,
	2005	2004
Net sales	$218,569	$204,321
Cost of sales	169,537	153,966

Gross profit	49,032	50,355
Selling, general and administrative expense	50,751	45,394
Transaction costs — bonuses	—	14,498
Facility closure costs	2,553	—

Loss from operations	(4,272)	(9,537)
Interest expense, net	7,311	6,012
Foreign currency (gain) loss	(3)	6

Loss before income taxes	(11,580)	(15,555)
Income tax benefit	(4,319)	(6,456)

Net loss	$(7,261)	$(9,099)

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 2,	April 3,
	2005	2004
Operating Activities
Net loss	$(7,261)	$(9,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,955	5,106
Amortization of deferred financing costs	756	365
Amortization of management fee	1,000	—
Stock compensation expense	319	—
Tax benefit from stock option exercises	132	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,260)	(9,205)
Inventories	(25,347)	(18,053)
Income taxes	(3,387)	(10,635)
Accounts payable and accrued liabilities	(2,631)	13,073
Other	(1,638)	(1,032)

Net cash used in operating activities	(37,362)	(29,480)

Investing Activities
Additions to property, plant and equipment	(9,128)	(5,307)

Net cash used in investing activities	(9,128)	(5,307)

Financing Activities
Net increase in revolving line of credit	43,619	22,300
Dividends	(33,713)	—
Settlement of promissory notes	(11,607)	—
Equity contribution from Holdings	—	14,498
Financing costs	—	(67)

Net cash provided by (used in) financing activities	(1,701)	36,731

Net increase (decrease) in cash	(48,191)	1,944
Effect of exchange rate changes on cash	(174)	24

Cash at beginning of period	58,054	4,282

Cash at end of period	$9,689	$6,250

Supplemental information:
Cash paid for interest	$2,129	$1,562

Cash paid (received) for income taxes	$(1,004)	$4,159

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 2, 2005
(Unaudited)

Note 1 — Basis of Presentation

     The unaudited financial statements of Associated Materials Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended April 2, 2005 and April 3, 2004. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended January 1, 2005.

     A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 1, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each year historically result in that quarter producing significantly less sales revenue and profits than in any other period of the year. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

     Certain prior period amounts have been reclassified to conform with the current period presentation.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this standard will have on the financial statements of the Company.

     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method under APB Opinion No. 25 to value stock options. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company will adopt this standard effective for fiscal 2006. The Company is in the process of determining the impact this standard will have on its financial statements.

Note 2 — Recapitalization Transactions

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

     On December 22, 2004, in connection with such transactions, the Company paid a bonus in the aggregate amount of approximately $22.3 million to certain members of the Company’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. The Company incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statements of operations, and $12.1 million for financing related costs. The Company issued promissory notes of $3.6 million in December 2004 for the payment of a portion of these fees related to the transaction, which were settled in cash in the first quarter of 2005. The Company also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.

Note 3 — Inventories

     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consisted of the following (in thousands):

	April 2,	January 1,
	2005	2005
Raw materials	$33,305	$27,127
Work-in-process	13,612	9,570
Finished goods and purchased stock	92,929	78,090

	$139,846	$114,787

Note 4 – Goodwill and Other Intangible Assets

     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired and consists of $234.8 million including $198.3 million from the purchase price for the April 2002 merger transaction and $36.5 million from the acquisition of Gentek in 2003. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consists of the following (in thousands):

	Average
	Amortization	April 2, 2005			January 1, 2005
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$5,178	$104,102	$109,280	$4,712	$104,568
Patents	10	6,550	1,927	4,623	6,550	1,763	4,787
Customer base	7	4,736	1,240	3,496	4,762	1,073	3,689

Total other intangible assets		$120,566	$8,345	$112,221	$120,592	$7,548	$113,044

     The Company has determined that trademarks and trade names totaling $81.1 million consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended April 2, 2005 and April 3, 2004.

Note 5 – Long-Term Debt

     Long-term debt consists of the following (in thousands):

	April 2,	January 1,
	2005	2005
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	175,000	175,000
Revolving loans under credit facility	43,619	—

Total debt	383,619	340,000
Less current portion	1,313	875

Long-term debt	$382,306	$339,125

     Under the term loan facility the Company is required to make minimum quarterly principal amortization payments of 1% per year due beginning September 30, 2005, and on an annual basis beginning with the year ended December 31, 2005, the Company is required to make principal payments based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company records as a current liability term loan principal payments that are estimable to be due within twelve months, which includes excess cash flow principal repayments when the likelihood of those payments becomes probable.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of April 2, 2005.

     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of April 2, 2005 was $290.6 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of April 2, 2005 was $75.8 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $750.0 million as of April 2, 2005.

Note 6 – Stock Plans

     The Company measures stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees.” The Company follows the disclosure provisions required under FASB SFAS No. 123 – “Accounting for Stock Based Compensation.” Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. FASB SFAS No. 148 – “Accounting for Stock-Based Compensation” requires this information to be disclosed on a quarterly basis. The pro forma effect on net loss for the quarters ended April 2, 2005 and April 3, 2004 would have been (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 2,	April 3,
	2005	2004
Net loss as reported	$(7,261)	$(9,099)
Stock-based employee compensation expense included in reported net loss, net of tax	187	—
Pro forma stock based employee compensation cost, net of tax	(179)	(28)

Pro forma net loss	$(7,253)	$(9,127)

Note 7 – Income Taxes

     Due to the seasonal nature of the Company’s operating results, the Company has recorded an income tax benefit on the loss before income taxes for the quarters ended April 2, 2005 and April 3, 2004.

Note 8 – Comprehensive Loss

     Comprehensive loss differs from net loss due to foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 2,	April 3,
	2005	2004
Net loss as reported	$(7,261)	$(9,099)
Foreign currency translation adjustments	(807)	(861)

Comprehensive loss	$(8,068)	$(9,960)

Note 9 – Retirement Plans

     The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for the hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario Canadian plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario Canada plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec Canada plant (the “Foreign Plans”). Accrued pension liabilities are included in other liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Components of defined benefit pension plan costs are as follows (in thousands):

	Quarter		Quarter
	Ended		Ended
	April 2,		April 3,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$123	$331	$104	$277
Interest cost	670	504	628	441
Expected return on assets	(758)	(533)	(704)	(434)
Amortization of unrecognized:
Unrecognized net loss	143	—	70	—

Net periodic pension cost	$178	$302	$98	$284

     The Company anticipates making cash contributions of $0.5 million to the Domestic Plans and $2.6 million to the Foreign Plans during 2005.

Note 10 – Facility Closure

     During the fourth quarter of 2004, the Company committed to a plan to close its vinyl siding manufacturing plant located in Freeport, Texas. The Company recorded $2.6 million in pre-tax charges during the first quarter of 2005. The Company anticipates the total charge to be $7.5 million of which $7.1 million has been charged to expense as of April 2, 2005. The Company expects the remainder of the charge to be recorded in the second quarter of 2005. The plant was closed to rationalize production capacity and reduce fixed costs.

     The plant closure costs in the first quarter of 2005 of $2.6 million included relocation costs for certain equipment and employees, facility shut down costs and contract termination costs. As of April 2, 2005, approximately $0.2 million was included in accrued liabilities related to contract termination costs.

Note 11 – Subsidiary Guarantors

     The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the “Subsidiary Guarantees”) on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek Holdings, Inc., Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (the “Non-Guarantor Subsidiary”) is a Canadian company and does not guarantee the Company’s 9 3/4% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,339	$1,640	$1,710	$—	$9,689
Accounts receivable, net	84,965	20,692	23,688	—	129,345
Intercompany receivables	—	(7,074)	14,120	(7,046)	—
Receivable from parent	3,835	—	—	—	3,835
Inventory	78,073	23,601	38,172	—	139,846
Income taxes receivable	12,273	—	703	(703)	12,273
Deferred income taxes	—	16,319	3,393	(1,459)	18,253
Other current assets	9,797	1,054	1,053	—	11,904

Total current assets	195,282	56,232	82,839	(9,208)	325,145

Property, plant and equipment, net	105,933	5,018	32,516	—	143,467
Goodwill	198,271	36,533	—	—	234,804
Other intangible assets, net	98,478	12,338	1,405	—	112,221
Investment in subsidiaries	90,015	60,622	—	(150,637)	—
Other assets	18,857	—	152	—	19,009

Total assets	$706,836	$170,743	$116,912	$(159,845)	$834,646

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$45,299	$11,813	$21,743	$—	$78,855
Intercompany payables	7,046	—	—	(7,046)	—
Accrued liabilities	34,547	6,616	6,078	—	47,241
Deferred income taxes	1,459	—	—	(1,459)	—
Current portion of long term debt	1,313	—	—	—	1,313
Income taxes payable	328	375	—	(703)	—

Total current liabilities	89,992	18,804	27,821	(9,208)	127,409

Deferred income taxes	50,416	5,559	6,699	—	62,674
Other liabilities	18,610	16,010	8,651	—	43,271
Long-term debt	369,187	—	13,119	—	382,306
Stockholder’s equity	178,631	130,370	60,622	(150,637)	218,986

Total liabilities and stockholder’s equity	$706,836	$170,743	$116,912	$(159,845)	$834,646

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$154,714	$45,122	$46,021	$(27,288)	$218,569

Cost of sales	118,169	40,371	38,285	(27,288)	169,537

Gross profit	36,545	4,751	7,736	—	49,032

Selling, general and administrative expense	38,732	5,920	6,099	—	50,751

Facility closure costs	2,553	—	—	—	2,553

Income (loss) from operations	(4,740)	(1,169)	1,637	—	(4,272)

Interest expense, net	7,198	2	111	—	7,311

Foreign currency (gain) loss	—	—	(3)	—	(3)

Income (loss) from continuing operations before income taxes	(11,938)	(1,171)	1,529	—	(11,580)

Income taxes (benefit)	(4,378)	(481)	540	—	(4,319)

Income (loss) before equity income from subsidiaries	(7,560)	(690)	989	—	(7,261)

Equity income (loss) from subsidiaries	299	989	—	(1,288)	—

Net income (loss)	$(7,261)	$299	$989	$(1,288)	$(7,261)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 2, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(14,155)	$(9,984)	$(13,223)	$(37,362)

Investing Activities
Additions to property, plant and equipment	(8,627)	(315)	(186)	(9,128)

Net cash used in investing activities	(8,627)	(315)	(186)	(9,128)

Financing Activities

Net increase in revolving line of credit	30,666	—	12,953	43,619
Dividends	(33,713)	—	—	(33,713)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	82	5,056	(5,138)	—

Net cash provided by (used in) financing activities	(14,572)	5,056	7,815	(1,701)

Net increase (decrease) in cash from continuing operations	(37,354)	(5,243)	(5,594)	(48,191)
Effect of exchange rates on cash	—	—	(174)	(174)

Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$6,339	$1,640	$1,710	$9,689

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,693	$6,883	$7,478	$—	$58,054
Accounts receivable, net	88,930	18,167	18,569	—	125,666
Intercompany receivables	—	(1,554)	8,582	(7,028)	—
Receivable from parent	3,490	—	—	—	3,490
Inventories	65,854	19,435	29,498	—	114,787
Deferred income taxes	—	16,471	3,393	(1,611)	18,253
Income taxes receivable	10,347	—	—	(1,487)	8,860
Other current assets	10,844	1,302	792	—	12,938

Total current assets	223,158	60,704	68,312	(10,126)	342,048
Property, plant and equipment, net	100,184	5,033	33,480	—	138,697
Goodwill	198,270	36,526	—	—	234,796
Other intangible assets, net	99,038	12,510	1,496	—	113,044
Investment in subsidiaries	99,321	59,996	—	(159,317)	—
Other assets	19,460	—	174	—	19,634

Total assets	$739,431	$174,769	$103,462	$(169,443)	$848,219

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$41,446	$13,753	$19,940	$—	$75,139
Intercompany payables	7,028	—	—	(7,028)	—
Accrued liabilities	39,569	7,146	7,664	—	54,379
Notes payable	11,607	—	—	—	11,607
Current portion of long-term debt	875	—	—	—	875
Deferred income taxes	1,611	—	—	(1,611)	—
Income taxes payable	—	855	632	(1,487)	—

Total current liabilities	102,136	21,754	28,236	(10,126)	142,000
Deferred income taxes	50,264	5,711	6,745	—	62,720
Other liabilities	19,150	16,423	8,485	—	44,058
Long-term debt	339,125	—	—	—	339,125
Stockholder’s equity	228,756	130,881	59,996	(159,317)	260,316

Total liabilities and stockholder’s equity	$739,431	$174,769	$103,462	$(169,443)	$848,219

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 3, 2004
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$140,431	$39,770	$38,803	$(14,683)	$204,321

Cost of sales	102,069	34,394	32,186	(14,683)	153,966

Gross profit	38,362	5,376	6,617	—	50,355

Selling, general and administrative expense	34,290	5,589	5,515	—	45,394

Transaction costs — bonuses	14,498	—	—	—	14,498

Income (loss) from operations	(10,426)	(213)	1,102	—	(9,537)

Interest expense, net	5,977	—	35	—	6,012

Foreign currency loss	—	—	6	—	6

Income (loss) from continuing operations before income taxes	(16,403)	(213)	1,061	—	(15,555)

Income taxes (benefit)	(6,808)	(97)	449	—	(6,456)

Income (loss) before equity income from subsidiaries	(9,595)	(116)	612	—	(9,099)

Equity income (loss) from subsidiaries	496	612	—	(1,108)	—

Net income (loss)	$(9,099)	$496	$612	$(1,108)	$(9,099)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 3, 2004
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(23,576)	$(6,701)	$(302)	$1,099	$(29,480)

Investing Activities
Additions to property, plant and equipment	(4,812)	(333)	(162)	—	(5,307)

Net cash used in investing activities	(4,812)	(333)	(162)	—	(5,307)

Financing Activities

Net increase in revolving line of credit	22,300	—	—	—	22,300
Equity contribution from Holdings	14,498	—	—	—	14,498
Financing costs	(67)	—	—	—	(67)
Intercompany transactions	(6,026)	4,768	1,258	—	—

Net cash provided by financing activities	30,705	4,768	1,258	—	36,731

Net increase (decrease) in cash from continuing operations	2,317	(2,266)	794	1,099	1,944
Effect of exchange rates on cash	—	—	24	—	24

Cash at beginning of period	2,399	2,982	—	(1,099)	4,282

Cash at end of period	$4,716	$716	$818	$—	$6,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of 126 supply centers. Approximately two-thirds of the Company’s products are sold to contractors engaged in the home repair and remodeling market with one-third sold to the new construction market. The supply centers provide “one-stop shopping” to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.

     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. The Company believes it can sustain moderate short-term interest rate and mortgage rate increases without a significant negative impact on its net sales. While the Company believes the overall fundamentals for the building products industry remain strong, the Company does believe that certain industry dynamics have weakened in the first quarter of 2005 with mortgage interest rates increasing and consumer confidence trending lower. Additionally, after two strong months of single family housing starts, March 2005 single family housing starts decreased significantly.

     Due to the high price of oil and natural gas, as well as expected continued strong demand for these commodities, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs. These costs are expected to remain at current high levels or even possibly continue to increase in 2005. To offset these increases, the Company announced price increases on certain of its product offerings in 2004 as well as the first quarter of 2005. The Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $1.9 million for the quarter ended April 2, 2005. The results of operations for individual quarters can and have been negatively impacted by a delay between the time of raw material cost increases and price increases on the Company’s products. The Company’s ability to maintain gross margin levels on its products depends on the Company’s ability to obtain its announced selling price increases.

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

     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, expanding its supply center network, increasing sales through independent specialty distributor customers, realizing synergies from the Gentek acquisition, developing innovative new products, and driving operational excellence by reducing costs and increasing customer service levels. The Company expects to recognize $6.7 million of synergies related to the Gentek acquisition during 2005.

Results of Operations

     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 2, 2005	April 3, 2004
Net sales	$218,569	$204,321

Gross profit	49,032	50,355

Selling, general and administrative expense	50,751	45,394

Transaction costs — bonuses	—	14,498
Facility closure costs	2,553	—

Loss from operations	(4,272)	(9,537)

Interest expense, net	7,311	6,012
Foreign currency (gain) loss	(3)	6

Loss before income taxes	(11,580)	(15,555)
Income taxes	(4,319)	(6,456)

Net loss	$(7,261)	$(9,099)

Other Data:
EBITDA (a)	$687	$(4,437)
Adjusted EBITDA (a)	4,556	10,067

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. The definition of EBITDA under the indentures governing the notes also excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP), as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) or as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 2,	April 3,
	2005	2004
Reconciliation of net loss to EBITDA and Adjusted EBITDA :
Net loss	$(7,261)	$(9,099)
Interest	7,311	6,012
Taxes	(4,319)	(6,456)
Depreciation and amortization	4,956	5,106

EBITDA	687	(4,437)
Foreign currency (gain) loss	(3)	6
Amortization of management fee (b)	1,000	—
Stock compensation expense	319	—
Facility closure costs (c)	2,553	—
Transaction costs — bonuses (d)	—	14,498

Adjusted EBITDA	$4,556	$10,067

(b)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(c)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of equipment relocation expenses. Total pre-tax expenses related to the Freeport closing are expected to be $7.5 million, which includes a $4.5 million pre-tax charge recorded in the fourth quarter of 2004.

(d)	Represents management and director bonuses paid in connection with the March 2004 dividend recapitalization.

Quarter Ended April 2, 2005 Compared to Quarter Ended April 3, 2004

     Net sales increased 7.0%, or $14.2 million, during the first quarter of 2005 compared to the same period in 2004, driven primarily by price increases implemented during 2005 and 2004 as well as increased sales volumes for windows and third-party manufactured products. While the Company experienced unit volume percentage increases in the low single digits for windows and in the middle to high single digits for third-party manufactured products, the growth was at lower rates than in the first quarter of 2004. Siding units for the first quarter of 2005 were unchanged from the same period in the prior year, which compares to lower reported industry units during the first quarter of 2005. The Company also experienced overall sales weakness in the Midwest region of the U.S., which it believes is due in part to unfavorable weather conditions during the first quarter of 2005.

     Gross profit in the first quarter of 2005 was $49.0 million, or 22.4% of net sales, compared to gross profit of $50.4 million, or 24.6% of net sales, in the first quarter of 2004. The decrease in gross profit margin percentage is primarily due to significantly increased commodity costs of the Company’s key raw materials – aluminum, steel and vinyl resin, which were partially offset by the impact of price increases. The Company estimates that commodity cost increases, net of price increases, negatively impacted gross profit for the first quarter of 2005 by approximately $1.9 million. In addition, the Company incurred substantially higher freight costs, due primarily to fuel cost increases, which had a negative impact on gross profit for the first quarter of 2005 compared to the prior year of approximately $1.5 million. Selling, general and administrative expense increased to $50.8 million, or 23.2% of net sales, for the first quarter of 2005 versus $45.4 million, or 22.2% of net sales, for the same period in 2004. The increase in selling, general and administrative expense was due primarily to increased expenses relating to the Company’s supply center network, including increased salaries and wages, medical costs, building and truck leases, and fuel costs, as well as expenses relating to new supply centers opened in the last twelve months. Selling, general and administrative expense for the first quarter of 2005 also includes $1.0 million of amortization of prepaid management fees paid to Investcorp International Inc. in December 2004 and non-cash stock compensation expense of $0.3 million. During the first quarter of 2005, the Company incurred facility closure costs of approximately $2.6 million relating to the closing of its Freeport, Texas manufacturing plant. During the first quarter of 2004, the Company paid $14.5 million of bonuses to certain members of senior management and a director in conjunction with the March 2004 dividend recapitalization. The loss from operations was $4.3 million in the first quarter of 2005 compared to a loss of $9.5 million for the same period in 2004.

     Interest expense increased 21.6% during the first quarter of 2005 compared to the same period in 2004. The increase in interest expense is due to additional borrowings on the term loan as a result of the December 2004 recapitalization transaction, as well as additional borrowings on the revolving loan portion of the credit facility to meet the seasonal working capital needs of the Company. Due to the seasonal nature of the Company’s operating results, the Company has recorded an income tax benefit on the loss before taxes for the quarters ended April 2, 2005 and April 3, 2004 at an effective rate of 37.3% and 41.5%, respectively.

     The net loss decreased to $7.3 million for the quarter ended April 2, 2005 compared to $9.1 million for the quarter ended April 3, 2004. The decrease in the net loss is a result of the $14.5 million management bonus paid in 2004 partially offset by higher expenses in 2005, including higher selling, general and administrative expense, facility closure costs and interest expense.

     EBITDA for the first quarter of 2005 was $0.7 million compared to a loss of $4.4 million for the first quarter of 2004. Adjusted EBITDA for the first quarter of 2005 was $4.6 million compared to $10.1 million for the same period in 2004. As compared to EBITDA, adjusted EBITDA for the quarter ended April 2, 2005 excludes facility closure costs of $2.6 million, amortization of a prepaid management fee of $1.0 million and non-cash stock compensation expense of $0.3 million. For the quarter ended April 3, 2004 adjusted EBITDA excludes a bonus paid to certain members of Company management and a director totaling approximately $14.5 million related to the completion of the March 2004 dividend recapitalization.

     The plant closure costs in the first quarter of 2005 of $2.6 million included relocation costs for certain equipment and employees, facility shut down costs and contract termination costs related to the closing of the Freeport, Texas vinyl siding manufacturing facility. The Company anticipates the total charge to be $7.5 million of which $7.1 million has been charged to expense as of April 2, 2005. The Company expects the remainder of the charge to be recorded in the second quarter of 2005. The plant was closed to rationalize production capacity and reduce fixed costs.

Liquidity and Capital Resources

     The following sets forth a summary of the Company’s cash flows for the three months ended April 2, 2005 and April 3, 2004 (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 2,	April 3,
	2005	2004
Cash used in operating activities	$(37,362)	$(29,480)
Cash used in investing activities	(9,128)	(5,307)
Cash provided by (used in) financing activities	(1,701)	36,731

Cash Flows

     At April 2, 2005, the Company had cash and cash equivalents of $9.7 million and available borrowing capacity of approximately $30.4 million under the revolving portion of its credit facility. Outstanding letters of credit as of April 2, 2005 totaled $6.0 million securing various insurance letters of credit.

Cash Flows from Operating Activities

     Net cash used in operations was $37.4 million and $29.5 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. The cash used in operations for both periods reflects the operating results for each quarter, the seasonal increase of inventory levels required for the summer selling season, as well as payments of accrued profit sharing and customer sales incentives.

Cash Flows from Investing Activities

     Capital expenditures totaled $9.1 million and $5.3 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas siding facility and to purchase land and equipment for the new window plant to be leased in Yuma, Arizona, which is expected to begin window production in the third quarter of 2005. The plant is being built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company’s West Salem, Ohio manufacturing location and to increase capacity at two of the Company’s window manufacturing facilities. The Company’s estimate for total capital expenditures for 2005 is approximately $27 million. The Company plans to open between three to five stores during 2005.

Cash Flows from Financing Activities

     Cash flows from financing activities for the quarter ended April 2, 2005 include borrowings on the revolving loan portion of the Company’s credit facility of $43.6 million offset by dividend payments of $33.7 million and payments on promissory notes of $11.6 million. Cash flows from financing activities for the quarter ended April 3, 2004 include borrowings on the revolving loan portion of the Company’s credit facility of $22.3 million, a capital contribution from Holdings of $14.5 million and $0.1 million paid for financing costs. The increase in borrowings on the revolver for the quarter ended April 2, 2005 of $21.3 million as compared to the same period in the prior year is primarily due to increased inventory dollars resulting from higher raw material costs and increased metal inventory levels.

Description of the Company’s Outstanding Indebtedness

     The Company’s 9 3/4% notes pay interest semi-annually in April and October. The Company’s credit facility as of April 2, 2005 includes $175 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (LIBOR) plus 2.25% payable quarterly at the end of each calendar quarter, and up to $80 million of available borrowings provided by the revolving loans (including a Canadian subfacility of $20 million), which expire in 2009 and bear interest at LIBOR plus a margin of 3.00%, which can decline to as low as 2.25% based on the Company’s leverage ratio, as defined in the credit facility. Outstanding borrowings on the revolving loan portion of the Company’s credit facility totaled $43.6 million at April 2, 2005.

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of April 2, 2005. Under the term loan facility the Company is required to make minimum quarterly principal amortization payments of 1% per year due beginning September 30, 2005, and on an annual basis beginning with the year ended December 31, 2005, the Company is required to make principal payments based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company records as a current liability term loan principal payments that are estimable to be due within twelve months, which includes excess cash flow principal repayments when the likelihood of those payments becomes probable. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturity dates. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes (“11 1/4% notes”), which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of April 2, 2005 was $290.6 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes (“13 5/8% notes”), which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of April 2, 2005 was $75.8 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes and the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. The Company expects that it will be able to make sufficient distributions, payments or loans to its parent companies to allow them to make required payments on their debt for the foreseeable future. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $750.0 million as of April 2, 2005.

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

Effects of Inflation

     The Company’s principal raw materials, vinyl resin, aluminum, and steel have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities continued to increase for the quarter ended April 2, 2005. All of the Company’s key raw material commodities, vinyl resin, aluminum and steel, are at their highest levels in several years and the Company expects that raw material prices will remain at the current high levels and may possibly continue to increase in 2005. The Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $1.9 million for the quarter ended April 2, 2005. The Company announced price increases on certain of its products in the first quarter of 2005 and throughout 2004, which partially offset the raw material inflation. There can be no assurances that the Company will be able to achieve any future price increases including the announced price increases; in addition, there may be a delay from quarter to quarter. At April 2, 2005, the Company had no raw material hedge contracts in place.

Certain Forward-Looking Statements

     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the loan documents governing its indebtedness;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended January 1, 2005 and elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company has outstanding borrowings under the term loan and revolving loan portions of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on the variable London Interbank Offered Rate (LIBOR). At April 2, 2005, the Company had borrowings of $175.0 million under the term loan and $43.6 million under the revolver. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended April 2, 2005 by approximately $0.1 million.

     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.

Foreign Currency Exchange Risk

     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At April 2, 2005, the Company had no currency hedges in place.

Commodity Price Risk

     See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials, vinyl resin, aluminum and steel.

Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.

     There have been no changes to the Company’s internal control over financial reporting during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, after giving effect to the Company’s existing insurance coverage, is expected to have a material adverse effect on the Company.

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

ASSOCIATED MATERIALS INCORPORATED
(Registrant)

Date: May 17, 2005	By:	/s/ Michael Caporale, Jr.

Michael Caporale, Jr.
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ D. Keith LaVanway

D. Keith LaVanway
Vice President – Finance
Chief Financial Officer,
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