Form 10-Q
period 2005-10-01
ASSOCIATED MATERIALS INC
filed 2005-11-15
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 14, 2005, the Registrant had 100 shares of common stock outstanding, all of which is held by an affiliate of the Registrant.

ASSOCIATED MATERIALS INCORPORATED
REPORT FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 1, 2005

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1
October 1, 2005 (Unaudited) and January 1, 2005

Consolidated Statements of Operations (Unaudited)	2
Quarters ended October 1, 2005 and October 2, 2004
Nine months ended October 1, 2005 and October 2, 2004

Consolidated Statements of Cash Flows (Unaudited)	3
Nine months ended October 1, 2005 and October 2, 2004

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 6. Exhibits	24

SIGNATURES	25
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32.1 906 Certification for CEO
EX-32.2 906 Certification for CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	October 1,	January 1,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$3,811	$58,054
Accounts receivable, net	178,827	128,302
Receivable from parent	3,908	3,490
Inventories	145,249	114,787
Income taxes receivable	—	8,860
Deferred income taxes	18,253	18,253
Other current assets	11,282	12,938

Total current assets	361,330	344,684

Property, plant and equipment, net	145,983	138,697
Goodwill	234,787	234,796
Other intangible assets, net	110,674	113,044
Other assets	17,481	19,634

Total assets	$870,255	$850,855

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$121,817	$75,139
Accrued liabilities	65,524	57,015
Notes payable	—	11,607
Current portion of long-term debt	1,750	875
Income taxes payable	287	—

Total current liabilities	189,378	144,636

Deferred income taxes	62,827	62,720
Other liabilities	43,389	44,058
Long-term debt	337,813	339,125
Stockholder’s equity	236,848	260,316

Total liabilities and stockholder’s equity	$870,255	$850,855

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Nine Months
	Ended	Ended	Ended	Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$328,249	$314,408	$862,182	$820,331
Cost of sales	253,514	227,347	666,213	599,590

Gross profit	74,735	87,061	195,969	220,741
Selling, general and administrative expense	48,580	48,716	150,160	142,150
Transaction costs — bonuses	—	—	—	14,498
Facility closure costs	541	—	3,956	—

Income from operations	25,614	38,345	41,853	64,093
Interest expense, net	8,134	6,218	23,387	18,484
Foreign currency (gain) loss	267	(35)	556	580

Income before income taxes	17,213	32,162	17,910	45,029
Income taxes	5,512	12,297	5,775	17,544

Net income	$11,701	$19,865	$12,135	$27,485

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	October 1,	October 2,
	2005	2004
Operating Activities
Net income	$12,135	$27,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,339	15,565
Amortization of deferred financing costs	2,267	1,102
Amortization of management fee	3,000	—
Stock compensation expense	319	—
Receivable from parent	(418)	2,496
Changes in operating assets and liabilities:
Accounts receivable, net	(49,259)	(52,785)
Inventories	(29,387)	(29,807)
Income taxes	9,244	1,690
Accounts payable and accrued liabilities	54,157	36,749
Other	(2,396)	(2,820)

Net cash provided by (used in) operating activities	15,001	(325)

Investing Activities
Additions to property, plant and equipment	(18,961)	(16,970)

Net cash used in investing activities	(18,961)	(16,970)

Financing Activities
Net increase in revolving line of credit	—	2,376
Repayments of term loan	(437)	—
Dividends	(38,275)	—
Settlement of promissory notes	(11,607)	—
Equity contribution from Holdings	—	14,498
Financing costs	—	(168)

Net cash provided by (used in) financing activities	(50,319)	16,706

Net decrease in cash	(54,279)	(589)
Effect of exchange rate changes on cash	36	(7)

Cash at beginning of period	58,054	4,282

Cash at end of period	$3,811	$3,686

Supplemental information:
Cash paid for interest	$16,575	$13,249

Cash paid (received) for income taxes	$(3,551)	$13,020

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 1, 2005
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited financial statements of Associated Materials Incorporated (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine month periods ended October 1, 2005 and October 2, 2004. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended January 1, 2005.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, “Accounting for Stock Based Compensation,” Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method under APB Opinion No. 25 to value stock options for reporting purposes and the minimum value method under SFAS No. 123 to value stock options for pro forma disclosure purposes. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company will adopt this standard in fiscal 2006. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled after January 1, 2006. For stock options granted after January 1, 2006, the Company will recognize compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised). The ultimate impact this standard will have on the Company’s financial statements will depend on the amount and terms of share-based payments granted after the date of adoption.

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
Note 3 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	October 1,	January 1,
	2005	2005
Raw materials	$33,149	$27,127
Work-in-process	11,847	9,570
Finished goods and purchased stock	100,253	78,090

	$145,249	$114,787

Note 4 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $234.8 million as of both October 1, 2005 and January 1, 2005 consists of $198.3 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”) in 2003. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	October 1, 2005			January 1, 2005
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$6,112	$103,168	$109,280	$4,712	$104,568
Patents	10	6,550	2,253	4,297	6,550	1,763	4,787
Customer base	7	4,824	1,615	3,209	4,762	1,073	3,689

Total other intangible assets		$120,654	$9,980	$110,674	$120,592	$7,548	$113,044

     The Company has determined that trademarks and trade names totaling $81.1 million (included in the $109.3 million in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended October 1, 2005 and October 2, 2004 and $2.4 million for each of the nine month periods ended October 1, 2005 and October 2, 2004.
Note 5 — Long-Term Debt
     Long-term debt consists of the following (in thousands):

	October 1,	January 1,
	2005	2005
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	174,563	175,000

Total debt	339,563	340,000
Less current portion	1,750	875

Long-term debt	$337,813	$339,125

     Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year. The Company made the first such quarterly principal payment of $0.4 million on September 30, 2005. Also, on an annual basis beginning with the year ended December 31, 2005, the Company is required to make principal payments based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company records as a current liability term loan principal payments that are estimated to be due within twelve months, which includes excess cash flow principal repayments when the likelihood of those payments becomes probable. As of October 1, 2005, the Company has recorded a current liability of approximately $1.8 million representing the minimum quarterly principal amortization payments due within the next twelve months.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of October 1, 2005.
     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of October 1, 2005 was $306.9 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of October 1, 2005 was $77.1 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on the Company’s ability to make such distributions, payments or loans to its direct and indirect parent companies. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $723.6 million as of October 1, 2005.
Note 6 — Stock Plans
     The Company measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. The Company follows the disclosure provisions required under SFAS No. 123. Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. SFAS No. 148, “Accounting for Stock-Based Compensation” requires this information to be disclosed on a quarterly basis. The pro forma effect on net income for the quarters and nine months ended October 1, 2005 and October 2, 2004 would have been (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income as reported	$11,701	$19,865	$12,135	$27,485
Stock-based employee compensation expense included in reported net income, net of tax	—	—	187	—
Pro forma stock based employee compensation cost, net of tax	(191)	(48)	(555)	(129)

Pro forma net income	$11,510	$19,817	$11,767	$27,356

Note 7 — Comprehensive Income
     Comprehensive income differs from net income due to foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income as reported	$11,701	$19,865	$12,135	$27,485
Foreign currency translation adjustments	4,359	2,399	2,353	1,266

Comprehensive income	$16,060	$22,264	$14,488	$28,751

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

	Quarter		Quarter
	Ended		Ended
	October 1,		October 2,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$123	$344	$113	$284
Interest cost	718	522	649	451
Expected return on assets	(759)	(554)	(704)	(445)
Amortization of unrecognized net loss	143	—	88	—

Net periodic pension cost	$225	$312	$146	$290

	Nine Months		Nine Months
	Ended		Ended
	October 1,		October 2,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$370	$1,003	$321	$832
Interest cost	2,058	1,524	1,905	1,324
Expected return on assets	(2,276)	(1,615)	(2,112)	(1,305)
Amortization of unrecognized net loss	428	1	228	—

Net periodic pension cost	$580	$913	$342	$851

Note 9 — Facility Closure
     During the fourth quarter of 2004, the Company committed to a plan to close its vinyl siding manufacturing plant located in Freeport, Texas. The Company recorded $0.5 million and $4.0 million in pre-tax charges during the quarter and nine months ended October 1, 2005, respectively. The facility closure costs incurred in 2005 included relocation costs for certain equipment, inventory and employees, facility shut down costs and contract termination costs. The Company does not anticipate incurring additional facility closure costs subsequent to the end of the third quarter of 2005. The total pre-tax charge related to the Freeport facility closure was $8.5 million, of which $4.5 million was recorded in the fourth quarter of 2004. The plant was closed to rationalize production capacity and reduce fixed costs.

Note 10 — Subsidiary Guarantors
     The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the “Subsidiary Guarantees”) on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek, Gentek Building Products Inc. and Alside, Inc. (“Guarantor Subsidiaries”). Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (“Non-Guarantor Subsidiary”) is a Canadian company and does not guarantee the Company’s 9 3/4% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantees other than its subordination to senior indebtedness.
ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
October 1, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$71	$252	$3,488	$—	$3,811
Accounts receivable, net	114,521	30,951	33,355	—	178,827
Intercompany receivables	—	(5,958)	22,497	(16,539)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	92,399	19,610	33,240	—	145,249
Income taxes receivable	—	2,059	—	(2,059)	—
Deferred income taxes	—	16,319	3,393	(1,459)	18,253
Other current assets	8,657	1,294	1,331	—	11,282

Total current assets	219,556	64,527	97,304	(20,057)	361,330

Property, plant and equipment, net	108,357	4,472	33,154	—	145,983
Goodwill	198,270	36,517	—	—	234,787
Other intangible assets, net	97,362	11,992	1,320	—	110,674
Investment in subsidiaries	139,955	73,080	—	(213,035)	—
Other assets	17,362	—	119	—	17,481

Total assets	$780,862	$190,588	$131,897	$(233,092)	$870,255

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$68,028	$19,982	$33,807	$—	$121,817
Intercompany payables	16,539	—	—	(16,539)	—
Accrued liabilities	49,284	7,815	8,425	—	65,524
Current portion of long-term debt	1,750	—	—	—	1,750
Deferred income taxes	1,459	—	—	(1,459)	—
Income taxes payable	1,653	—	693	(2,059)	287

Total current liabilities	138,713	27,797	42,925	(20,057)	189,378

Deferred income taxes	50,416	5,559	6,852	—	62,827
Other liabilities	17,072	17,277	9,040	—	43,389
Long-term debt	337,813	—	—	—	337,813
Stockholder’s equity	236,848	139,955	73,080	(213,035)	236,848

Total liabilities and stockholder’s equity	$780,862	$190,588	$131,897	$(233,092)	$870,255

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 1, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$227,844	$66,084	$81,235	$(46,914)	$328,249
Cost of sales	171,059	63,566	65,803	(46,914)	253,514

Gross profit	56,785	2,518	15,432	—	74,735
Selling, general and administrative expense	37,279	4,605	6,696	—	48,580
Facility closure costs	541	—	—	—	541

Income (loss) from operations	18,965	(2,087)	8,736	—	25,614
Interest expense, net	7,959	—	175	—	8,134
Foreign currency loss	—	—	267	—	267

Income (loss) before income taxes	11,006	(2,087)	8,294	—	17,213
Income taxes (benefit)	3,258	(1,017)	3,271	—	5,512

Income (loss) before equity income from subsidiaries	7,748	(1,070)	5,023	—	11,701
Equity income from subsidiaries	3,953	5,023	—	(8,976)	—

Net income	$11,701	$3,953	$5,023	$(8,976)	$11,701

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended October 1, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$605,284	$176,729	$200,475	$(120,306)	$862,182
Cost of sales	455,362	165,719	165,438	(120,306)	666,213

Gross profit	149,922	11,010	35,037	—	195,969
Selling, general and administrative expense	115,175	15,847	19,138	—	150,160
Facility closure costs	3,956	—	—	—	3,956

Income (loss) from operations	30,791	(4,837)	15,899	—	41,853
Interest expense, net	22,878	—	509	—	23,387
Foreign currency loss	—	—	556	—	556

Income (loss) before income taxes	7,913	(4,837)	14,834	—	17,910
Income taxes (benefit)	2,499	(2,186)	5,462	—	5,775

Income (loss) before equity income from subsidiaries	5,414	(2,651)	9,372	—	12,135
Equity income from subsidiaries	6,721	9,372	—	(16,093)	—

Net income	$12,135	$6,721	$9,372	$(16,093)	$12,135

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 1, 2005
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$14,868	$(10,158)	$10,291	$15,001

Investing Activities
Additions to property, plant and equipment	(17,681)	(444)	(836)	(18,961)

Net cash used in investing activities	(17,681)	(444)	(836)	(18,961)

Financing Activities
Repayments of term loan	(437)	—	—	(437)
Dividends	(38,275)	—	—	(38,275)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	9,510	3,971	(13,481)	—

Net cash provided by (used in) financing activities	(40,809)	3,971	(13,481)	(50,319)

Net decrease in cash	(43,622)	(6,631)	(4,026)	(54,279)
Effect of exchange rate changes on cash	—	—	36	36

Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$71	$252	$3,488	$3,811

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,693	$6,883	$7,478	$—	$58,054
Accounts receivable, net	88,930	20,803	18,569	—	128,302
Intercompany receivables	—	—	8,582	(8,582)	—
Receivable from parent	3,490	—	—	—	3,490
Inventories	65,854	19,435	29,498	—	114,787
Income taxes receivable	10,347	—	—	(1,487)	8,860
Deferred income taxes	—	16,471	3,393	(1,611)	18,253
Other current assets	10,844	1,302	792	—	12,938

Total current assets	223,158	64,894	68,312	(11,680)	344,684

Property, plant and equipment, net	100,184	5,033	33,480	—	138,697
Goodwill	198,270	36,526	—	—	234,796
Other intangible assets, net	99,038	12,510	1,496	—	113,044
Investment in subsidiaries	130,881	59,996	—	(190,877)	—
Other assets	19,460	—	174	—	19,634

Total assets	$770,991	$178,959	$103,462	$(202,557)	$850,855

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$41,446	$13,753	$19,940	$—	$75,139
Intercompany payables	7,028	1,554	—	(8,582)	—
Accrued liabilities	39,569	9,782	7,664	—	57,015
Notes payable	11,607	—	—	—	11,607
Current portion of long-term debt	875	—	—	—	875
Deferred income taxes	1,611	—	—	(1,611)	—
Income taxes payable	—	855	632	(1,487)	—

Total current liabilities	102,136	25,944	28,236	(11,680)	144,636

Deferred income taxes	50,264	5,711	6,745	—	62,720
Other liabilities	19,150	16,423	8,485	—	44,058
Long-term debt	339,125	—	—	—	339,125
Stockholder’s equity	260,316	130,881	59,996	(190,877)	260,316

Total liabilities and stockholder’s equity	$770,991	$178,959	$103,462	$(202,557)	$850,855

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 2, 2004
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$222,546	$47,561	$65,608	$(21,307)	$314,408
Cost of sales	156,446	40,205	52,003	(21,307)	227,347

Gross profit	66,100	7,356	13,605	—	87,061
Selling, general and administrative expense	37,625	5,222	5,869	—	48,716

Income from operations	28,475	2,134	7,736	—	38,345
Interest expense, net	6,064	—	154	—	6,218
Foreign currency gain	—	—	(35)	—	(35)

Income before income taxes	22,411	2,134	7,617	—	32,162
Income taxes	9,052	1,215	2,030	—	12,297

Income before equity income from subsidiaries	13,359	919	5,587	—	19,865
Equity income from subsidiaries	6,506	5,587	—	(12,093)	—

Net income	$19,865	$6,506	$5,587	$(12,093)	$19,865

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended October 2, 2004
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$575,740	$135,941	$164,444	$(55,794)	$820,331
Cost of sales	406,940	115,915	132,529	(55,794)	599,590

Gross profit	168,800	20,026	31,915	—	220,741
Selling, general and administrative expense	108,377	16,614	17,159	—	142,150
Transaction costs — bonuses	14,498	—	—	—	14,498

Income from operations	45,925	3,412	14,756	—	64,093
Interest expense, net	18,192	7	285	—	18,484
Foreign currency loss	—	—	580	—	580

Income before income taxes	27,733	3,405	13,891	—	45,029
Income taxes	11,259	1,382	4,903	—	17,544

Income before equity income from subsidiaries	16,474	2,023	8,988	—	27,485
Equity income from subsidiaries	11,011	8,988	—	(19,999)	—

Net income	$27,485	$11,011	$8,988	$(19,999)	$27,485

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 2, 2004
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6)	$(7,631)	$6,213	$1,099	$(325)

Investing Activities
Additions to property, plant and equipment	(15,324)	(1,062)	(584)	—	(16,970)

Net cash used in investing activities	(15,324)	(1,062)	(584)	—	(16,970)

Financing Activities
Net increase in revolving line of credit	—	—	2,376	—	2,376
Equity contribution from Holdings	14,498	—	—	—	14,498
Financing costs	(67)	—	(101)	—	(168)
Intercompany transactions	1,601	6,296	(7,897)	—	—

Net cash provided by (used in) financing activities	16,032	6,296	(5,622)	—	16,706

Net increase (decrease) in cash	702	(2,397)	7	1,099	(589)
Effect of exchange rate changes on cash	—	—	(7)	—	(7)

Cash at beginning of period	2,399	2,982	—	(1,099)	4,282

Cash at end of period	$3,101	$585	$—	$—	$3,686

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing, decking and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of 129 supply centers. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. This represents a slight shift during the first nine months of 2005 from the Company’s historical mix of approximately two-thirds of its sales to the higher margin home repair and remodeling market and one-third of its sales to the lower margin new construction market. The supply centers provide “one-stop shopping” to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. The Company believes it can sustain moderate short-term interest rate and mortgage rate increases without a significant negative impact on its net sales. Overall, the Company believes the fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s remodeling products in the future. Further, despite an increase in mortgage interest rates during the third quarter of 2005 and a continuing decline in consumer confidence levels, single family housing starts and existing home sales remained consistent during the third quarter of 2005 with the rates from the first half of the year.
     Due to the high price of oil and natural gas and strong overall consumption of raw materials, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs – particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl siding products – during the first nine months of 2005. To offset these increases, the Company announced price increases on certain of its product offerings in 2004 as well as the first quarter of 2005; however, the impact of the commodity cost increases has exceeded the benefits of the selling price increases. Average commodity prices for vinyl resin decreased by approximately 5% and aluminum prices remained relatively flat during the third quarter of 2005 from the prior quarter. However, other raw materials such as microingredients used in the Company’s vinyl siding products continued to increase in cost. Overall, the Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $2.3 million and $11.2 million for the quarter and nine months ended October 1, 2005, respectively.
     As a result of the impact of Hurricanes Katrina and Rita, which has led to a significant increase in energy costs, the Company believes the costs of vinyl resin and other key raw materials are likely to increase significantly in the fourth quarter of 2005. Since August 2005, the cost per pound of vinyl resin has increased by approximately 35% and the price of microingredients has increased by approximately 25%. The Company, along with others in the building products industry, announced price increases on its vinyl siding products. The Company’s announced price increases of approximately 15% became effective during the fourth quarter of 2005. The Company also announced a surcharge on vinyl windows of $3 per window. If the Company achieves the full amount of the announced price increases, the Company believes the impact of the price increases could substantially offset the impact of anticipated increased commodity costs. However, the Company cannot ensure that it will achieve all of the announced price increases. The Company’s ability to maintain gross profit levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Further, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. Actual commodity costs can vary from the Company’s expectations as these costs are impacted by external factors beyond the Company’s control.
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

     Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs, during the periods of reduced sales and net cash flows from operations the Company typically makes borrowings under the revolving loan portion of its credit facility and repays such borrowings in periods of higher cash flow. The Company typically generates the majority of its cash flow in the third and fourth quarters.
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, expanding its supply center network, increasing sales through independent specialty distributor customers, realizing synergies from the Gentek acquisition, developing innovative new products, and driving operational excellence by reducing costs and increasing customer service levels. The Company has recognized $4.9 million of synergies related to the Gentek acquisition during the first nine months of 2005, and the Company expects to recognize an additional $0.6 million for the fourth quarter of 2005. Further, the Company has implemented salaried headcount reductions beginning in the third quarter of 2005 that the Company expects will result in approximately $3.5 million to $4.0 million of annualized cost savings beginning in 2006. The Company expects to realize cost savings of approximately $0.7 million, net of related severance costs, in the fourth quarter of 2005 as a result of these headcount reductions. Also, the Company has implemented additional spending reductions that the Company expects will provide additional savings beginning in 2006.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Nine Months
	Ended	Ended	Ended	Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$328,249	$314,408	$862,182	$820,331
Cost of sales	253,514	227,347	666,213	599,590

Gross profit	74,735	87,061	195,969	220,741
Selling, general and administrative expense	48,580	48,716	150,160	142,150
Transaction costs — bonuses	—	—	—	14,498
Facility closure costs	541	—	3,956	—

Income from operations	25,614	38,345	41,853	64,093
Interest expense, net	8,134	6,218	23,387	18,484
Foreign currency (gain) loss	267	(35)	556	580

Income before income taxes	17,213	32,162	17,910	45,029
Income taxes	5,512	12,297	5,775	17,544

Net income	$11,701	$19,865	$12,135	$27,485

Other Data:
EBITDA (a)	$30,609	$43,702	$56,636	$79,078
Adjusted EBITDA (a)	32,417	43,667	64,467	94,156

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. The definition of EBITDA under the indentures governing the notes also excludes certain items. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income	$11,701	$19,865	$12,135	$27,485
Interest expense, net	8,134	6,218	23,387	18,484
Income taxes	5,512	12,297	5,775	17,544
Depreciation and amortization	5,262	5,322	15,339	15,565

EBITDA	30,609	43,702	56,636	79,078
Foreign currency (gain) loss	267	(35)	556	580
Transaction costs — bonuses (b)	—	—	—	14,498
Amortization of management fee (c)	1,000	—	3,000	—
Stock compensation expense	—	—	319	—
Facility closure costs (d)	541	—	3,956	—

Adjusted EBITDA	$32,417	$43,667	$64,467	$94,156

(b)	Represents management and director bonuses paid in connection with the March 2004 dividend recapitalization.

(c)	Represents amortization of a prepaid management fee paid in connection with the December 2004 recapitalization transaction.

(d)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of equipment relocation expenses. Total pre-tax expenses related to the Freeport closing were $8.5 million, including a $4.5 million pre-tax charge recorded in the fourth quarter of 2004.
Quarter Ended October 1, 2005 Compared to Quarter Ended October 2, 2004
     Net sales increased 4.4%, or $13.8 million, during the third quarter of 2005 compared to the same period in 2004 driven primarily by price increases implemented during the first quarter of 2005 and during 2004 as well as increased sales volumes for vinyl windows. While the Company experienced a 10% unit volume percentage increase during the third quarter of 2005 for windows, this growth rate was lower than in the comparable period of 2004. The Company’s vinyl siding units were flat for the third quarter of 2005 compared to the same period in the prior year. However, the Company’s U.S. unit volume percentage decrease for vinyl siding of approximately 1.5% compares favorably to a reported industry unit decline of 7% during the third quarter of 2005, resulting in the Company gaining market share. Overall, the Company continues to experience sales weakness in certain key markets, particularly the Midwest and Central regions of the U.S., which it believes is due in part to weakness in the home repair and remodeling market. In addition, the Company believes the manufacturing inefficiencies relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility, which negatively impacted the Company’s service levels, resulted in a negative impact on vinyl siding sales volumes in the third quarter of 2005, as well as negatively impacted other products sold through the Company’s supply center network such as outside purchased products.
     Gross profit in the third quarter of 2005 was $74.7 million, or 22.8% of net sales, compared to gross profit of $87.1 million, or 27.7% of net sales, in the third quarter of 2004. The decrease in gross profit margin percentage was partially due to significantly increased costs in two of the Company’s key raw materials – vinyl resin and aluminum, which together represents approximately 25% of the Company’s cost of sales – which were partially offset by the impact of price increases. The Company estimates that commodity cost increases, net of price increases, negatively impacted gross profit for the third quarter of 2005 by approximately $2.3 million. Substantially higher freight costs, due primarily to fuel cost increases, and manufacturing inefficiencies which were incurred relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility also had a negative impact on gross profit of approximately $2.6 million and $4.0 million, respectively, for the third quarter of 2005.
     Selling, general and administrative expense was $48.6 million, or 14.8% of net sales, for the third quarter of 2005 versus $48.7 million, or 15.5% of net sales, for the same period in 2004. Excluding $1.0 million of amortization related to prepaid management fees paid in connection with the December 2004 recapitalization transaction, selling, general and administrative expenses decreased from the prior year as a result of decreased marketing expenses and lower bonus expense. These decreases were partially offset by increased expenses in the Company’s supply center network relating primarily to higher payroll costs and building and truck lease expenses, as well as expenses relating to new supply centers opened during the past twelve months. During the third quarter of 2005, the Company incurred additional facility closure costs of approximately $0.5 million relating to the closing of its Freeport, Texas manufacturing plant. Income from operations was $25.6 million for the third quarter of 2005 compared to $38.3 million for the same period in 2004.
     Interest expense increased $1.9 million for the third quarter of 2005 compared to the same period in 2004. The increase in interest expense is due to higher interest rates on floating rate debt, additional borrowings on the term loan as a result of the December 2004 recapitalization transaction and higher average borrowings on the revolving loan portion of the credit facility during the third quarter of 2005 compared to the same period in 2004.

     Net income decreased to $11.7 million for the quarter ended October 1, 2005 compared to $19.9 million for the quarter ended October 2, 2004. The decrease in net income is primarily a result of the factors discussed above which had a negative impact on gross profit, as well as higher amounts in 2005 for facility closure costs and interest expense.
     EBITDA for the third quarter of 2005 was $30.6 million. This compares to EBITDA of $43.7 million for the same period in 2004. Adjusted EBITDA for the third quarter of 2005 was $32.4 million compared to adjusted EBITDA of $43.7 million for the same period in 2004. Adjusted EBITDA for the quarter ended October 1, 2005 excludes one-time costs of $0.5 million associated with the closure of the Company’s Freeport, Texas manufacturing facility, $1.0 million of amortization related to prepaid management fees paid in connection with the December 2004 recapitalization transaction, and $0.3 million of foreign currency losses.
     The plant closure costs in the third quarter of 2005 of $0.5 million related to the closing of the Freeport, Texas vinyl siding manufacturing facility, which included relocation costs for certain equipment, inventory and employees. The Company does not anticipate incurring additional facility closure costs subsequent to the end of the third quarter of 2005. The total pre-tax charge related to the Freeport facility closure was $8.5 million, of which $4.5 million was recorded in the fourth quarter of 2004. The Freeport plant closure was a result of the Company’s strategy to consolidate its U.S. vinyl siding manufacturing operations into its Ennis, Texas facility. While over time the Company believes this plant consolidation will lower its costs and improve service levels, the manufacturing inefficiencies as a result of the consolidation had a negative impact on gross profit of approximately $4.0 million for the third quarter of 2005 and $7.5 million for the first nine months of 2005. The Company is working through a comprehensive best practices project list for the Ennis facility intended to improve service levels and lower manufacturing costs. However, the Company believes that manufacturing costs in the fourth quarter of 2005 at the Ennis facility will continue to be higher when compared to the same period in the prior year.
Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004
     Net sales increased by 5.1%, or $41.9 million, for the nine months ended October 1, 2005 compared to the same period in 2004 driven primarily by price increases along with increased sales volumes for vinyl windows. The Company’s total vinyl siding units were up 1% for the nine months ended October 1, 2005 compared to the same period in the prior year. Although the Company’s U.S. vinyl siding unit sales were flat during the first nine months of 2005 compared to the same period in the prior year, this compares favorably to a reported industry unit decline of 6% during this period. Gross profit for the nine months ended October 1, 2005 was $196.0 million, or 22.7% of net sales, compared to gross profit of $220.7 million, or 26.9% of net sales, for the same period in 2004. The decrease in gross profit margin percentage was primarily due to significantly increased costs of the Company’s key raw materials, partially offset by the impact of price increases. The Company estimates that commodity cost increases, net of price increases, negatively impacted gross profit for the first nine months of 2005 by approximately $11.2 million. Substantially higher freight costs, due primarily to fuel cost increases, and manufacturing inefficiencies which were incurred relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility also had a negative impact on gross profit.
     Selling, general and administrative expense increased to $150.2 million, or 17.4% of net sales, for the nine months ended October 1, 2005 versus $142.2 million, or 17.3% of net sales, for the same period in 2004, due primarily to increased expenses in the Company’s supply center network. Selling, general and administrative expense for the nine months ended October 1, 2005 includes $3.0 million of amortization related to prepaid management fees paid in connection with the December 2004 recapitalization transaction and non-cash stock compensation expense of $0.3 million. During the nine months ended October 1, 2005, the Company incurred facility closure costs of approximately $4.0 million relating to the closing of its Freeport, Texas manufacturing plant. During the nine months ended October 2, 2004, the Company paid $14.5 million of bonuses to certain members of senior management and a director in conjunction with the March 2004 dividend recapitalization. Income from operations was $41.9 million for the nine months ended October 1, 2005 compared to $64.1 million for the same period in 2004.
     Interest expense increased $4.9 million for the nine months ended October 1, 2005 compared to the same period in 2004. The increase in interest expense is due to higher interest rates on floating rate debt, additional borrowings on the term loan as a result of the December 2004 recapitalization transaction and higher average borrowings on the revolving loan portion of the credit facility during the first nine months of 2005 compared to the same period in 2004.
     Net income decreased to $12.1 million for the nine months ended October 1, 2005 compared to $27.5 million for the nine months ended October 2, 2004. The decrease in net income is primarily a result of significant increases in commodity costs which had an impact on gross profit, as well as higher amounts in 2005 for selling, general and administrative expense, facility closure costs and interest expense, partially offset by the $14.5 million bonus paid in 2004.

     EBITDA was $56.6 million for the nine months ended October 1, 2005 compared to EBITDA of $79.1 million for the same period in 2004. For the nine months ended October 1, 2005, adjusted EBITDA was $64.5 million compared to adjusted EBITDA of $94.2 million for the same period in 2004. Adjusted EBITDA for the nine months ended October 1, 2005 excludes one-time costs of $4.0 million associated with the closure of the Company’s Freeport, Texas manufacturing facility, $3.0 million of amortization related to prepaid management fees paid in connection with the December 2004 recapitalization transaction, $0.6 million of foreign currency losses, and $0.3 million of non-cash stock compensation expense. Adjusted EBITDA for the nine months ended October 2, 2004 excludes a bonus paid to certain members of Company management and a director totaling approximately $14.5 million associated with the completion of the March 2004 dividend recapitalization and $0.6 million of foreign currency losses.
Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the nine months ended October 1, 2005 and October 2, 2004 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	October 1,	October 2,
	2005	2004
Cash provided by (used in) operating activities	$15,001	$(325)
Cash used in investing activities	(18,961)	(16,970)
Cash provided by (used in) financing activities	(50,319)	16,706
Cash Flows
     At October 1, 2005, the Company had cash and cash equivalents of $3.8 million and available borrowing capacity of approximately $71.9 million under the revolving portion of its credit facility. Outstanding letters of credit as of October 1, 2005 totaled $8.1 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash provided by operations was $15.0 million for the nine months ended October 1, 2005 compared to net cash used in operations of $0.3 million for the nine months ended October 2, 2004. The cash provided by operations for the nine months ended October 1, 2005 reflects the operating results for the period and an increase in accounts payable as a result of obtaining improved payment terms with certain of the Company’s metals raw material suppliers and discontinuing taking cash discounts with certain of the Company’s other key suppliers, partially offset by the seasonal increase of accounts receivable and inventory levels. Higher commodity costs for the Company’s key raw materials also contributed to the increase in inventory dollars and accounts payable. The Company expects that net cash used for changes in accounts receivable, inventory, accounts payable, non-interest accruals and other current assets will be approximately $10 million to $12 million for the year ending December 31, 2005. Net cash provided by operating activities for the nine months ended October 1, 2005 also reflects $10.1 million of income tax refunds received in 2005 related to deductions associated with the December 2004 recapitalization transaction. Due to these refunds, the Company expects to have a net cash inflow from taxes of approximately $4 million for the year ending December 31, 2005.
     The cash used in operations for the nine months ended October 2, 2004 reflects the operating results for the period and an increase in accounts payable and accrued liabilities, offset by the seasonal increase of accounts receivable and inventory levels. Additionally, the Company made estimated federal income tax payments in the third quarter of 2004, while no such estimated payments were required in the third quarter of 2005.
Cash Flows from Investing Activities
     Capital expenditures totaled $19.0 million and $17.0 million for the nine months ended October 1, 2005 and October 2, 2004, respectively, of which $3.5 million and $4.8 million were incurred in the third quarters of 2005 and 2004, respectively. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas siding facility and to purchase land and equipment for the new window plant leased in Yuma, Arizona, which began window production in the third quarter of 2005. The Yuma plant was built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company’s West Salem, Ohio manufacturing location and to increase capacity at two of the Company’s window manufacturing facilities. The Company’s estimate for total capital expenditures for 2005 has been reduced to approximately $21.5 million from $27 million as certain capacity and cost reduction projects have been deferred to future years or cancelled.
Cash Flows from Financing Activities
     Cash flows from financing activities for the nine months ended October 1, 2005 include dividend payments of $38.3 million, payments on promissory notes of $11.6 million and repayments on the term loan of $0.4 million. The dividend payments consist of a $33.7 million dividend paid in the first quarter of 2005 to forgive an intercompany loan made in connection with the December 2004 recapitalization transaction and a $4.6 million dividend paid in the third quarter of 2005 to fund AMH II’s scheduled interest payment on its 13 5/8% notes. Cash flows from financing activities for the nine months ended October 2, 2004 include borrowings on the revolving loan portion of the Company’s credit facility of $2.4 million, a capital contribution from Holdings of $14.5 million and $0.2 million paid for financing costs.
     During the quarter ended October 1, 2005, the Company repaid $44.8 million of borrowings on the revolving loan portion of the Company’s credit facility, resulting in no outstanding borrowings on the revolving loan at October 1, 2005. Cash used to repay the revolving loan was primarily generated from improvements in working capital as well as reduced capital expenditures in the third quarter of 2005 compared to the first half of the year. The increased cash flows from working capital was primarily a result of changes in inventory levels — a source of cash of $3.0 million during the third quarter of 2005 as compared to a use of cash of $4.7 million during the third quarter of 2004 — along with increases in accounts payable.
Description of the Company’s Outstanding Indebtedness
     The Company’s 9 3/4% notes pay interest semi-annually in April and October. The Company’s credit facility as of October 1, 2005 includes $174.6 million of outstanding term loans due through 2010 that bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25% payable quarterly at the end of each calendar quarter, and up to $80 million of available borrowings provided by the revolving loans (including a Canadian subfacility of $20 million), which expire in 2009 and bear interest at LIBOR plus a margin of 2.75%, which can increase to as much as 3.00% or decline to as low as 2.25% based on the Company’s leverage ratio, as defined in the credit facility. The Company had no outstanding borrowings on the revolving loan portion of the Company’s credit facility at October 1, 2005.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. Continued compliance with debt covenants is primarily based on the Company’s future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive and other factors that are beyond its control. The Company expects that its financial performance in the fourth quarter of 2005 and in fiscal 2006 will continue to be negatively impacted by those factors that have affected financial performance for the nine months ended October 1, 2005. Those factors include the inability to fully offset increases in commodity costs with price increases, the increase in fuel costs and the continued inefficiencies with respect to the consolidation of the Freeport, Texas vinyl siding plant into the Ennis, Texas facility. The impact of these factors on the Company’s operating results and leverage may cause the Company to seek amendments to its financial covenants in the Company’s credit facility. The Company was in compliance with its covenants as of October 1, 2005. However, no assurance can be given that the Company will be able to maintain compliance in the future. If the Company is not in compliance with its financial covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility.
     Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year. The Company made the first such quarterly principal payment of $0.4 million on September 30, 2005. Also, on an annual basis beginning with the year ended December 31, 2005, the Company is required to make principal payments based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company records as a current liability term loan principal payments that are estimated to be due within twelve months, which includes excess cash flow principal repayments when the likelihood of those payments becomes probable. As of October 1, 2005, the Company has recorded a current liability of approximately $1.8 million representing the minimum quarterly principal amortization payments due within the next twelve months. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturity dates. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.
     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of October 1, 2005 was $306.9 million. In

December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of October 1, 2005 was $77.1 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on the Company’s ability to make such distributions, payments or loans to its direct and indirect parent companies. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. In the third quarter of 2005, the Company and its direct and indirect parent companies declared a dividend of approximately $4.6 million to AMH II. The dividend was used to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company expects to have sufficient cash to be able to make distributions to its parent companies to allow them to make required payments on their debt for the foreseeable future and the Company anticipates that the terms of the 11 1/4% notes’ indenture will permit it to make such distributions. Delaware law may restrict the Company’s ability to make certain distributions. The Company continues to evaluate its ability under Delaware law to make such distributions. There can be no assurances, however, that Delaware law will permit such distributions. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their debts, AMH II may be required to refinance all or a part of the 13 5/8% notes or borrow more money. AMH II may not be able to refinance its indebtedness or borrow money on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $723.6 million as of October 1, 2005. The Company expects to make cash payments for interest of approximately $32 million to $33 million for the year ending December 31, 2005. This amount includes the $4.6 million dividend to AMH II through the Company’s direct and indirect parent companies for the interest payment on the 13 5/8% notes.
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
Effects of Inflation
     The Company’s principal raw materials – vinyl resin, aluminum, and steel – have historically been subject to significant price changes. Although commodity costs for vinyl resin and steel decreased in the third quarter of 2005, overall raw material pricing on the Company’s key commodities is higher than in the prior year. The Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $2.3 million for the quarter ended October 1, 2005 and $11.2 million for the first nine months of 2005. Further, the Company anticipates additional significant increases in the costs of vinyl resin as well as other key raw materials during the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita which caused disruptions in the supply of natural gas, feedstocks and utilities and led to a significant increase in energy costs. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. These announced price increases, along with the Company’s price increases on certain of its products announced in the first quarter of 2005 and throughout 2004, are intended to offset the raw material inflation. However, there can be no assurances that the Company will be able to achieve the announced price increases or any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At October 1, 2005, the Company had no raw material hedge contracts in place.
Certain Forward-Looking Statements
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the loan documents governing its indebtedness;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the achievement of anticipated synergies and operational efficiencies from the Gentek acquisition; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended January 1, 2005 and elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At October 1, 2005, the Company had borrowings of $174.6 million under the term loan. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended October 1, 2005 by approximately $0.1 million.
     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At October 1, 2005, the Company had no currency hedges in place.
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
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ASSOCIATED MATERIALS INCORPORATED
(Registrant)

Date: November 15, 2005	By:	/s/ Michael Caporale, Jr.
Michael Caporale, Jr.
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ D. Keith LaVanway

D. Keith LaVanway
Vice President – Finance,
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