Form 10-K
period 2005-12-31
ASSOCIATED MATERIALS INC
filed 2006-03-24
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission file number 000-24956

Associated Materials Incorporated
(Exact name of Registrant as specified in its charter)

DELAWARE	75-1872487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3773 STATE ROAD
CUYAHOGA FALLS, OHIO 44223
(Address of principal executive offices)
(330) 929-1811
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                          Large accelerated filer ☐                     Accelerated filer ☐                      Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant at March 17, 2005: None
     As of March 17, 2006, the Registrant had 100 shares of Common Stock outstanding, all of which is held by an affiliate of the Registrant.
     Documents incorporated by reference: None

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
     Associated Materials Incorporated (the “Company” or “AMI”) was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company is a wholly owned subsidiary of Associated Materials Holdings Inc. (“Holdings”). The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales, while aluminum and steel products comprise approximately 18%. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of supply centers. As of December 31, 2005, the Company had 128 supply centers in its network. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to consistently gain market share over the last several years. Approximately 70% of the Company’s total net sales are generated through the Company’s network of supply centers with the remainder sold to independent distributors and dealers.
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
     On December 22, 2004, in connection with such transactions, the Company paid a bonus in the aggregate amount of approximately $22.3 million to certain members of the Company’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. The Company incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statements of operations, and $12.1 million for financing related costs, which were recorded in other assets on the Company’s balance sheets as of December 31, 2005 and January 1, 2005. The Company issued promissory notes of $3.6 million in December 2004 for the payment of a portion of these fees related to the transaction, which were settled in cash in the first quarter of 2005. The Company also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.
FINANCIAL INFORMATION ABOUT SEGMENTS
     The Company is in the single business of manufacturing and distributing exterior residential building products. See Note 18 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
INDUSTRY OVERVIEW
     Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, has been less sensitive and thus less cyclical than demand for new home construction. Demand for repair and remodeling is driven by the following:
•	Favorable demographics. The segment of the population age 50 years and above, which generally favors professionally installed, low maintenance home improvements, is growing. By 2010, this age segment will represent approximately 40% of the United States population.

•	Aging of the housing stock. The median home age increased from 23 years in 1985 to 32 years in 2004, and more than 60% of the current housing stock was built prior to 1980.

•	Increase in average home size. The average home size increased over 30% from 1,785 square feet in 1985 to 2,349 square feet in 2004.

•	Favorable mortgage interest rates. Despite recent increases, mortgage interest rates over the past few years have been at historically low levels.
     As a result of these drivers, according to the U.S. Census Bureau, total annual expenditures for residential improvements and repairs increased from $121.9 billion in 1993 to $218.3 billion in 2005.
     Repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects.
     Vinyl comprises the largest share of the residential window and siding markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. According to industry reports, based on unit sales, vinyl accounts for approximately 40% of the exterior siding market and approximately 59% of the residential window market. Vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl’s favorable attributes, lifetime cost advantages, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. Vinyl siding has achieved increased acceptance in the new construction market as builders and home buyers have recognized vinyl’s low maintenance, durability and price advantages. The Company believes that vinyl windows and vinyl siding will continue to gain market share in the new residential construction market while remaining the preferred product of the remodeling marketplace.
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
     Products. The Company’s principal product offerings are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s net sales, while aluminum and steel products comprise approximately 18%.
     The Company manufactures and distributes vinyl windows in the premium, standard and economy categories, primarily under the Alside®, Revere®, and Gentek® brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of the Company’s windows for the repair and remodeling market are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design; Performance Series™, a new construction product with superior strength and stability; and UltraMaxx®, an extra-thick premium window available in light oak, dark oak and cherry woodgrain interior finishes.
     The Company manufactures and distributes vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere® and Gentek® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance and ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. The Company also offers specialty siding products such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. The Company’s product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of the Company’s siding products are accompanied by limited 50 year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose exclusive TriBeam™ design system provides superior rigidity; CenterLock®, an easy-to-install product designed for maximum visual appeal; and Landscape®, an economy product featuring a premium look.
     The Company’s metal offerings include aluminum trim coil and flatstock, as well as aluminum and steel siding and accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines.
     The Company manufactures a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. The Company’s innovative Color Clear Through® and ColorConnectTM programs match core colors across its vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco, or metal, and are used to seal exterior corners, fenestration and other areas. These products are typically formed on site to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted for by other materials. Trim coil and flatstock represent a majority of the Company’s metal product sales.

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
     A summary of the Company’s window and siding product offerings is presented in the table below according to the Company’s product line classification:

Product Line	Window	Vinyl Siding	Steel Siding	Aluminum Siding
Premium	Advantage Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx	Berkshire Beaded Bennington Board and Batten Centennial Beaded CenterLock Charter Oak Northern Forest Preservation Prodigy Sequoia Sovereign Select Williamsport	Cedarwood Driftwood Gallery Series SuperGuard SteelTek SteelSide Universal	Cedarwood Vin.Al.Wood Deluxe

Standard	Alpine 80 Series Berkshire Excalibur Fairfield 80 Series Geneva Sierra Signature	Advantage III Advantage Plus Amherst Concord Fair Oaks Odyssey Plus Seneca Signature Supreme Somerville III

Economy	Alpine 70 Series Amherst Blue Print Series Centurion Concord Fairfield 70 Series New Construction Performance Series	Aurora Brushed Aurora Driftwood Conquest Driftwood Landscape		Woodgrain Series
     The Company produces vinyl fencing and railing under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing. The Company primarily markets its fencing and railing through independent dealers.
     To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. These products include roofing materials, insulation, and installation equipment and tools.
     Marketing and Distribution. The Company markets exterior residential building products to more than 50,000 professional home improvement and new construction contractors primarily through a North American distribution network of 128 supply centers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. The Company believes that it and Owens Corning are the only two major vinyl window and siding manufacturers that market their products primarily through company-owned distribution centers. Approximately 70% of the Company’s total net sales are made through its supply centers.

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
     The Company believes that its supply centers provide “one-stop shopping” to meet the specialized needs of its contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing, as well as products manufactured by third parties. The Company believes that its ability to provide a broad range of products is a key competitive advantage because it allows its contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, the Company has historically achieved economies of scale in sales and marketing by developing integrated multiple product programs on the national, regional and local levels.
     Each of the Company’s supply centers is evaluated as a separate profit center, and compensation of supply center personnel is based in part on the supply center’s operating results. Decisions to open new supply centers, and to close or relocate existing supply centers, are based on the Company’s continuing assessment of market conditions and individual location profitability. Over the past five years, the Company has opened 25 supply centers. Through the Company’s 2003 acquisition of Gentek Holdings, Inc. (“Gentek Holdings”), the Company also added 33 company-owned supply centers to its existing distribution network. At the present time, the Company does not plan to open any new supply centers in 2006. However, the Company continues to review the marketplace in order to decide which major metropolitan areas would be most advantageous to open new supply centers in the future.
     Through many of its supply centers, the Company provides full-service product installation of its vinyl siding products, principally to new homebuilders who value the importance of installation services. The Company also provides installation services for vinyl replacement windows through several of its supply centers.
     The Company also sells the products it manufactures directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company’s marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company’s distribution partners are carefully selected based on their ability to drive sales of the Company’s products, high customer service levels and other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets without deploying the necessary capital to establish a company-owned supply center. Sales to independent distributors account for approximately 30% of the Company’s net sales. Despite their aggregate lower percentage of total sales, the Company’s largest individual customers are its large direct dealers and independent distributors. The Company has no customers that accounted for 10% or more of the Company’s 2005 net sales.
     Manufacturing. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio, Bothell, Washington, Cedar Rapids, Iowa, Kinston, North Carolina, Yuma, Arizona and London, Ontario. The Company manufactures its vinyl siding products at its facilities in Ennis, Texas and Burlington, Ontario. In November 2004, the Company announced a plan to close its vinyl siding manufacturing plant located in Freeport, Texas and move the volume to the Ennis, Texas vinyl siding plant. Since the Company opened the Freeport facility, extrusion technology has improved so that throughput on new extruders is approximately double that of older model extruders. The plant consolidation, which was completed in the third quarter of 2005 and resulted in total charges of $8.5 million, was performed to rationalize production capacity and reduce fixed costs. The Company believes it has sufficient capacity at its other facilities to meet anticipated sales of vinyl siding and accessories.
     The Company operates a vinyl extrusion facility in West Salem, Ohio. The Company’s window fabrication plants in Cuyahoga Falls, Ohio, Kinston, North Carolina and Cedar Rapids, Iowa each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. The Company’s Bothell, Washington facility produces its glass inserts, but has a long-term contract to purchase its vinyl extrusions from a third-party supplier. The Company completed construction of a new window manufacturing facility in Yuma, Arizona in 2005. The Yuma plant, which began window production in the third quarter of 2005, was built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant. The Company also has two metals manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec.
     The Company’s window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. The Company’s vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.
     Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which are available from a number of suppliers. The Company has a contract with its resin supplier to supply substantially all of its vinyl resin requirements and believes that other suppliers could also meet its requirements. This contract will expire in December 2006, however the Company believes it will be able to obtain its vinyl resin beyond 2006 on commercially acceptable terms. The price of vinyl resin has been, and will likely continue to be, volatile. The price of vinyl resin increased significantly during 2005, partially as a result of higher energy costs due to the impact of the gulf coast hurricanes in August and September of 2005, and also increased during 2004. Prices for aluminum and steel also increased in 2005 and in 2004. The Company implemented two price increases in 2005 – one in the first quarter of the year and a subsequent increase in the fourth quarter of the year to offset the increases in vinyl resin and aluminum costs. The Company also implemented two price increases in 2004 to partially offset the increases in vinyl resin, aluminum and steel prices. The Company expects vinyl resin, aluminum and steel prices to continue to be volatile in 2006. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching a peak during the first week of February of 2006, followed by a subsequent market correction. Due to the overall higher cost of aluminum in 2006, in February 2006 the Company announced further price increases on its aluminum products. While the Company believes that any future significant cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products.
     Competition. Except for Owens Corning, the Company believes that no company within the exterior residential building products industry competes with it on both the manufacturing and distribution levels. There are, however, numerous small and large manufacturers of exterior residential products, some of which are larger in size and have greater financial resources than the Company. The Company competes with Owens Corning and numerous large and small distributors of building products in its capacity as a distributor of these products. The Company believes that it has approximately 12% of the U.S. vinyl siding market and approximately 27% of the Canadian vinyl siding market. The Company believes that it is one of the largest manufacturers in the highly fragmented North American market for vinyl windows. The Company believes that the window fabrication industry will continue to experience consolidation due to the increased capital requirements for manufacturing welded vinyl windows. The trend towards welded windows, which require more expensive production equipment as well as more sophisticated information systems, has driven these increased capital requirements. The Company generally competes on price, product performance, and sales, service and marketing support. The Company also faces competition from alternative materials: wood and aluminum in the window market, and wood, masonry and fiber cement in the siding market. An increase in competition from other building product manufacturers and alternative building materials may adversely impact the Company’s business and financial performance.

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
ACQUISITIONS AND DIVESTITURES
     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, the parent company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as “Gentek”. Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere® and Gentek® brand names. Gentek markets its products to professional contractors on a wholesale basis through 9 company-owned distribution centers in the mid-Atlantic region of the United States and 24 company-owned distribution centers in Canada, as well as approximately 180 independent distributors in the United States. The acquisition was completed to expand the Company’s presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company’s Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage. The Company continues to maintain distinct separation of the Revere® and Gentek® brands from the Company’s Alside® brand by continuing to offer differentiated product, sales and marketing support.
     On March 16, 2002, the Company entered into a merger agreement with Holdings and its wholly owned subsidiary, Simon Acquisition Corp, which was controlled by affiliates of Harvest Partners. The merger agreement provided for the acquisition of all shares of the Company’s then outstanding common stock by Simon Acquisition Corp. through a cash tender offer of $50.00 per share. On April 19, 2002, the cash tender offer for the Company’s then outstanding common stock and the cash tender offer for the Company’s then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constituted the April 2002 merger transaction.
TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS
     The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The allocation of purchase price from the April 2002 merger transaction resulted in $98.7 million in trademarks and trade names of which $24.0 million had remaining useful lives at the time of the merger of 15 years and $74.7 million have indefinite lives. The indefinite lived trademark and trade name consist of one trademark and the Alside® trade name. The allocation of purchase price also resulted in $6.8 million of patents with estimated useful lives at the time of the merger of 10 years. The Company has obtained patents on certain claims associated with its siding, fencing and railing products, which the Company believes distinguish Alside’s products from those of its competitors. The allocation of purchase price from the acquisition of Gentek resulted in an allocation of $10.7 million to trade names and trademarks of which $4.3 million had remaining lives of 15 years and $6.4 million have indefinite lives. The allocation of purchase price also resulted in $4.5 million to customer lists and $1.1 million to Gentek’s order backlog. The customer lists are being amortized over 2 to 9 years and the order backlog was fully amortized in 2003 as the backlog was fulfilled subsequent to the date of the acquisition.
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
     For additional information regarding pending proceedings relating to environmental matters, see Item 3. “Legal Proceedings.”
EMPLOYEES
     The Company’s employment needs vary seasonally with sales and production levels. As of December 31, 2005, the Company had approximately 3,240 full-time employees, including approximately 1,712 hourly workers. Additionally, the Company had approximately 301 employees in the United States and 331 employees in Canada located at unionized facilities covered by collective bargaining agreements. Approximately 3% of the Company’s employees are covered by collective bargaining agreements that expire within one year. The Company considers its labor relations to be good.
     The Company utilizes leased employees to supplement its own workforce at its manufacturing facilities. The Company believes that the employee leasing program provides it with scheduling flexibility for seasonal production requirements. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,500 workers.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     Prior to the acquisition of Gentek in August 2003, all of the Company’s business was conducted in the United States. Currently, all of its operations are located in the United States and Canada. Revenue from external customers in foreign countries was approximately $189 million, $169 million and $51 million in 2005, 2004 and 2003, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $984 million, $925 million and $729 million in 2005, 2004 and 2003, respectively, was derived from U.S. customers. At December 31, 2005, long-lived assets totaled approximately $33 million in Canada and $451 million in the U.S. At January 1, 2005, those amounts were $34 million and $472 million, respectively. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
AVAILABLE INFORMATION
     The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements on its website as soon as reasonably practicable after it electronically files or furnishes such materials with or to the Securities and Exchange Commission (“SEC”). These reports are available, free of charge, at www.associatedmaterials.com. The Company’s website and the information contained in it and connected to it do not constitute part of this annual report or any other report the Company files with or furnishes to the SEC.
ITEM 1A. RISK FACTORS
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
     The Company’s business is subject to a number of risks and uncertainties, including those described below:

     The Company’s substantial level of indebtedness could adversely affect its financial condition.
     The Company has a substantial amount of indebtedness, which will require significant interest payments. As of December 31, 2005, the Company had approximately $317.0 million of indebtedness and interest expense for the year ended December 31, 2005 was approximately $31.9 million. Approximately $152.0 million of such debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $1.5 million.
     The Company’s substantial level of indebtedness could have important consequences, including the following:
•	the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	the Company must use a substantial portion of its cash flow from operations to pay interest and principal on the notes and other indebtedness, which will reduce the funds available to the Company for other purposes such as potential acquisitions and capital expenditures;

•	the Company is exposed to fluctuations in interest rates, because the credit facility has a variable rate of interest;

•	the Company has a higher level of indebtedness than some of its competitors, which may put it at a competitive disadvantage and reduce the Company’s flexibility in planning for, or responding to, changing industry conditions, including increased competition;

•	the Company is more vulnerable to general economic downturns and adverse developments in its business; and

•	the Company’s failure to comply with financial and other restrictive covenants in the credit facility, in the indenture governing the $165 million of 9 3/4% senior subordinated notes due 2012 (“9 3/4% notes”) and other debt obligations, some of which require the Company to maintain specified financial ratios and limit the Company’s ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could harm the Company’s business or prospects and could result in bankruptcy.
     The Company believes its cash flows from operations or its ability to obtain alternative financing would be sufficient to pay its expenses and to pay the principal and interest on the 9 3/4% notes, credit facility and other debt. The Company’s ability to meet expenses depends on future performance, which will be affected by financial, business, economic and other factors. The Company will not be able to control many of these factors, such as economic conditions in the markets in which it operates and pressure from competitors. The Company cannot be certain that cash flow will be sufficient to allow it to pay principal and interest on its debt, including the 9 3/4% notes, and meet its other obligations. If the Company does not have sufficient funds, it may be required to refinance all or part of its existing debt, including the 9 3/4% notes, sell assets or borrow additional funds. The Company may not be able to refinance on acceptable terms, if at all. In addition, the terms of existing or future debt agreements, including the credit facility and the indenture governing the 9 3/4% notes, may restrict the Company from pursuing any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternative financing could significantly and adversely affect the Company’s financial condition.
     The Company’s indirect parent companies also have significant indebtedness. At December 31, 2005, AMH and AMH II had $315.5 million and $77.8 million, respectively, of debt. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $710.3 million as of December 31, 2005. Although the Company does not guarantee such indebtedness and has no legal obligation to make payments on such indebtedness, those parent companies have no operations of their own and they must receive distributions, payments and loans from their subsidiaries to satisfy their obligations under the 11 1/4% notes, with respect to AMH and the 13 5/8% notes, with respect to AMH II. The Company declared a dividend of $3.8 million in January 2006 and expects to declare an additional dividend in July 2006 of approximately $3.9 million to fund AMH II’s scheduled interest payments on its 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of future default would have a material adverse effect on the Company’s ability to make further distributions or other payments and loans to its direct and indirect parent companies. In addition, the terms of the indenture governing AMI’s 9 3/4% notes and senior credit facility significantly restrict AMI and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Also, Delaware law may restrict the Company’s ability to make certain distributions, which the Company evaluates on an ongoing basis. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their debts, AMH or AMH II may be required to refinance all or part of their indebtedness or borrow additional funds. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. No cash distributions from the Company will be needed in order to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 1, 2009. Any default on such notes resulting from the Company’s inability to make sufficient distributions at that time could have a material adverse effect on the Company. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company.
   If AMH II defaults on its debt obligations, it could result in a change in control.
     The Company’s indirect parent company, AMH II, is a holding company whose assets consist primarily of the Company’s capital stock. As of December 31, 2005, AMH II had $77.8 million of indebtedness, which requires annual cash interest payments of approximately $8.0 million. If AMH II defaults on its payment obligations under its indebtedness, its creditors may be able to seize AMH II’s common stock. Should the creditors elect to foreclose on the stock, it would result in a change of control of AMH II. There can be no assurance that AMH II will not default in a manner giving its creditor a right to seize its stock. A change of control of AMH II could cause a change of control under the indentures governing the 9 3/4% notes and the 11 1/4% notes and the AMI credit facility. Upon a change of control, subject to certain conditions, each holder of the 9 3/4% notes may require the Company to repurchase all or a portion of the outstanding 9 3/4% notes at 101% of the principal amount thereof, together with any accrued and unpaid interest to the date of repurchase and each holder of the 11 1/4% notes may require AMH to repurchase all or a portion of the outstanding 11 1/4% notes at 101% of the accreted value amount thereof, together with any accrued and unpaid interest to the date of repurchase. In addition, the creditors under the credit facility may declare all outstanding indebtedness thereunder as due and payable. There is no assurance that the Company or AMH will have sufficient funds available at the time of any change of control to make required repurchases of tendered notes or repay all outstanding indebtedness under the credit facility.
     AMH II’s cash flow and ability to service its debt obligations are solely dependent upon the Company’s earnings, cash flow, liquidity. The Company’s ability to distribute cash depends on the applicable laws and the contractual restrictions contained in the Company’s credit facility and the 9 3/4% notes. Additionally, the indenture governing AMH’s 11 1/4% notes further restricts AMH from making cash distributions. The Company cannot be certain that it will be able to make payments to AMH II or that any payments will be adequate to allow AMH II to satisfy its indebtedness.
     The Company will be able to incur more indebtedness and the risks associated with its substantial leverage, including its ability to service its indebtedness, will increase.
     The indenture relating to the 9 3/4% notes and the amended and restated credit agreement governing the credit facility will permit the Company, subject to specified conditions, to incur a significant amount of additional indebtedness. In addition, the Company may incur an additional $90.0 million of indebtedness under the revolving portion of its credit facility. If the Company incurs additional debt, the risks associated with its substantial leverage, including its ability to service its debt, would increase.
     The right to receive payments on the 9 3/4% notes and guarantees is subordinated to the Company’s senior debt.
     Payment on the notes and guarantees is subordinated in right of payment to all of the Company’s and its guarantors’ senior debt. As of December 31, 2005, the notes and the related guarantees were subordinated to approximately $152.0 million of senior debt. In addition as of December 31, 2005, $71.9 million of senior debt was available for borrowing under the revolving portion of its credit facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full in cash before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of senior debt. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.

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
     The indenture for the 9 3/4% notes and credit facility impose, and the terms of any future debt may impose, significant operating and financial restrictions on the Company. These restrictions, among other things, limit the Company’s ability and that of its subsidiaries to:
•	incur or guarantee additional indebtedness;

•	pay dividends or make other distributions;

•	repurchase stock;

•	make investments;

•	sell or otherwise dispose of assets including capital stock of subsidiaries;

•	create liens;

•	enter into agreements restricting the Company’s subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all of its assets.
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
     The exterior building products industry is cyclical and downturns in the industry or the economy could negatively affect the Company’s operating results.
     The exterior building products industry is cyclical and is significantly affected by changes in national and local economic and other conditions such as employment levels, migration trends, availability of financing, interest rates and consumer confidence. These factors can negatively affect the demand for and pricing of the Company’s products. If interest rates increase, the ability of prospective buyers to finance purchases of home improvement products and invest in new real estate may be adversely affected. A prolonged recession affecting the residential construction industry could also adversely impact the Company’s financial performance. The occurrence or continuation of any of the above items, many of which are outside the Company’s control, and the items described below could have a negative impact on the Company’s results of operations.
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

     Changes in raw material costs and availability can adversely affect our profit margins.
     The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, packaging materials, window hardware, and glass, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities increased significantly for the year ended December 31, 2005. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin, aluminum and steel will continue to be volatile in 2006. Further, forecasts for aluminum pricing for the first quarter of 2006 currently indicate a significant increase over the December 2005 pricing. Although the Company anticipates a decline in aluminum costs after the first quarter of 2006, there can be no assurances that this will occur. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. The Company also announced price increases on its aluminum products in December 2005 and in February 2006. These announced price increases, along with the Company’s price increases on certain of its products announced in the first quarter of 2005 and throughout 2004, are intended to offset the raw material inflation. However, there can be no assurances that the Company will be able to achieve the announced price increases or any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. Additionally, the Company relies on its suppliers for deliveries of raw materials. If any of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company may not be able to meet its raw material requirements through other raw material suppliers without incurring a material adverse impact on its operations.
     The Company could face potential product liability claims relating to products it manufactures or distributes.
     The Company faces a business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in injury or other adverse effects. The Company currently maintains product liability insurance coverage, but it may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on the Company’s business, financial condition, results of operations or business prospects or ability to make payments on the Company’s indebtedness when due.
     The Company has significant goodwill and other intangible assets.
     The Company has accounted for the April 2002 merger transaction and the acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets acquired has been recorded as goodwill. These purchase price allocations have been made based upon valuations and other studies. As a result of these transactions, the Company has approximately $109.9 million of other intangible assets and $230.7 million of goodwill. Given the significant amount of goodwill and other intangible assets, any future impairment of the goodwill and other intangible assets recorded could have an adverse effect on the Company’s financial condition and results of operations.
     The Company is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc., whose interests may be different than other investors.
     By reason of their ownership of the Company’s indirect parent company, affiliates of Investcorp and Harvest Partners have the ability to designate a majority of the members of the board of directors of the Company and its parent companies, with each having the right to designate three of the seven members, with the seventh board seat being occupied by the chief executive officer of the Company. Investcorp and Harvest Partners will control actions to be taken by the Company’s stockholder and/or board of directors, including amendments to the Company’s certificate of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The interests of Investcorp and Harvest Partners and their affiliates’ interests may be materially different than other investors in the Company. For example, Investcorp and Harvest Partners may cause the Company to pursue a growth strategy, which could impact the Company’s ability to make payments under the indenture governing the 9 3/4% notes and the credit facility or cause a change of control.

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
     Also, the Company cannot be certain that it has identified all environmental matters giving rise to potential liability. Its past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of its current or formerly owned or operated properties, or more stringent future environmental requirements (or stricter enforcement of existing requirements), or its inability to enforce indemnification agreements, could result in increased expenditures or liabilities which could have an adverse effect on its business and financial condition. Any judgment in an environmental proceeding entered against the Company or its subsidiary that is greater than $10.0 million and is not discharged, paid, waived or stayed within 60 days after becoming final and non-appealable would be an event of default in the indenture governing the 9 3/4% notes. For further details regarding environmental matters giving rise to potential liability, see Item 1. “Business — Government Regulation and Environmental Matters” and Item 3. “Legal Proceedings.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The Company’s operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Associated Materials Incorporated Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)
Cedar Rapids, Iowa	Vinyl Windows	257,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Richmond, Virginia	Former Vinyl Windows Plant	60,000	(2)
Burlington, Ontario	Vinyl Siding Products	394,000	(3)
Ennis, Texas	Vinyl Siding Products	538,000	(4)
Freeport, Texas	Former Vinyl Siding Products Plant	120,000	(5)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	289,000
Woodbridge, New Jersey	Metal Products	318,000	(1)

(1)	Leased facilities.

(2)	This plant was closed in June 2004 and is currently being subleased.

(3)	The Company leases a portion of its warehouse space in this facility.

(4)	Includes a 237,000 square foot warehouse that was built during 2005 and is leased. The Company owns the remainder of the facility.

(5)	The Company completed the shutdown of this facility during 2005. This facility is still owned by the Company.
     Management believes that the Company’s facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.
     The Company also operates 128 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.
     The leases for the Company’s window plants expire in 2011 for the Bothell location, in 2015 for the Yuma location, in 2013 for the Cedar Rapids location and in 2010 for the Kinston location. The lease for the warehouse at the Company’s Ennis location expires in 2020. The leases at the Bothell and Yuma locations and for the warehouse at the Ennis location are renewable at the Company’s option for two additional five-year periods. The lease for the Company’s Burlington location expires in 2014. The lease for the Company’s Woodbridge location expires in 2009 and is renewable for an additional five-year period. The lease for the Company’s Richmond location expires in 2007.
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
     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state laws, impose strict, and in certain circumstances joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility in Lumber City, Georgia, which was initially owned by USX Corporation (“USX”), subsequently owned by the Company and then subsequently owned by Amercord, a company in which the Company holds a minority interest, is undergoing soil and groundwater investigation, pursuant to a Consent Order entered into by Amercord with the Georgia Department of Natural Resources in 1994. The Company is not a party to the Consent Order. The Company understands that soil and groundwater in certain areas of the site (including in the area of two industrial waste landfills) are being investigated under CERCLA by the United States Environmental Protection Agency to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord does not have adequate financial resources to carry out additional remediation that may be required, and if substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments.
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
     The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Cuyahoga Falls, Ohio site location. In July 2005, the Company entered into an Administrative Order on Consent relative to the final corrective measures that are to be implemented at this site. The Company believes that USX, the former owner, bears responsibility for substantially all of the direct costs of corrective action at these facilities under the relevant purchase contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities. The Company expects that it will continue to be reimbursed by USX. Payments, however, may not continue to be made by USX or USX may not have adequate financial resources to fully reimburse the Company for these costs. The Company does not expect future costs related to this matter to be significant.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     No matters were submitted to a vote of the Company’s sole security holder during the fourth quarter of the year ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     There is no established public trading market for the Company’s common equity securities.
HOLDERS
     As of March 17, 2006, Holdings is the Company’s sole record holder of its common stock.
DIVIDENDS
     The Company’s credit facility and indenture governing the 9 3/4% notes restrict dividend payments by the Company. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, a dividend was declared by the Company and its direct and indirect parent companies in forgiveness of the intercompany loan. In the third quarter of 2005, the Company and its direct and indirect parent companies declared a dividend of approximately $4.6 million to AMH II. The dividend was used to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company presently does not plan to pay other future cash dividends other than to allow the Company’s indirect parent companies to make interest payments on their respective debt obligations. The Company’s direct and indirect parent companies have no operations of their own. The Company is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay amounts due under the 11 1/4% notes and the 13 5/8% notes or make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. The Company did not pay dividends in 2004 or 2003.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The Company has no outstanding equity compensation plans under which equity securities of the Company are authorized for issuance. Equity compensation plans are maintained at both of the Company’s indirect parents, AMH and AMH II.
RECENT SALES OF UNREGISTERED SECURITIES
     None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
     None.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data set forth below for the five-year period ended December 31, 2005 was derived from the audited consolidated financial statements of the Company. The Company’s results of operations prior to the date of the April 2002 merger transaction are presented as the results of the Predecessor. The results of operations, including the April 2002 merger transaction and results thereafter, are presented as the results of the Successor. In addition, the Company completed the sale of its AmerCable division on June 24, 2002. AmerCable’s results through April 18, 2002 are included in the results of continuing operations of the Predecessor. Subsequent to April 18, 2002, AmerCable’s results are presented as discontinued operations of the Successor as it was the Successor’s decision to divest this division. The Company’s results of operations also include the results of Gentek subsequent to its acquisition, which was completed on August 29, 2003. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

		108 Days	257 Days	Year	Year	Year
	Year Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	April 18,	December 31,	January 3,	January 1,	December 31,
	2001	2002	2002	2004	2005	2005
	Predecessor		Successor
			(In thousands)
Income Statement Data:
Net sales	$595,819	$180,230	$449,324	$779,836	$1,093,959	$1,173,591
Cost of sales	425,366	130,351	317,077	561,525	804,951	906,267

Gross profit	170,453	49,879	132,247	218,311	289,008	267,324
Selling, general and administrative expenses	119,945	43,272	86,097	149,571	184,524	198,493
Transaction costs:
Bonuses(1)	—	—	—	—	36,811	—
Stock option compensation expense(2)	—	—	—	—	30,838	—
Facility closure costs(3)	—	—	—	—	4,535	3,956

Income from operations	50,508	6,607	46,150	68,740	32,300	64,875
Interest expense(4)	6,795	2,068	16,850	27,369	27,784	31,922
Foreign currency (gain) loss	—	—	—	(548)	387	781
Recapitalization transaction costs(5)	—	—	—	—	16,297	—
Merger transaction costs(6)	—	9,319	—	—	—	—
Debt extinguishment costs(7)(8)	—	—	7,579	—	—	—
Write-down of Amercord(9)	2,393	—	—	—	—	—

Income (loss) before income taxes	41,320	(4,780)	21,721	41,919	(12,168)	32,172
Income taxes (benefit)	15,908	977	9,016	17,388	(1,234)	9,709

Income (loss) from continuing operations	25,412	(5,757)	12,705	24,531	(10,934)	22,463
Loss from discontinued operations, net	—	—	(521)	—	—	—

Net income (loss)	$25,412	$(5,757)	$12,184	$24,531	$(10,934)	$22,463

Other Data:
Capital expenditure	$15,022	$3,817	$8,938	$12,689	$18,741	$20,959
Cash provided by (used in) operating activities	43,989	(18,258)	42,577	55,976	18,737	47,897
Cash used in investing activities(8)	(9,861)	(3,597)	(346,993)	(123,510)	(18,651)	(20,877)
Cash provided by (used in) financing activities(8)	(21,138)	(245)	311,745	58,738	53,176	(72,882)

Balance Sheet Data (end of period):
Working capital	$110,632		$88,546	$113,698	$200,048	$171,830
Total assets	258,660		565,537	721,004	850,855	834,891
Long-term debt, less current maturities	75,000		242,408	305,000	339,125	317,000

(1)	Represents bonuses paid to certain members of management and a director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.
(2)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.
(3)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million for the year ended December 31, 2005 and asset write-downs of approximately $3.7 million, equipment relocation costs of approximately $0.3 million, severance benefits of approximately $0.3 million and contract termination costs of approximately $0.2 million for the year ended January 1, 2005.
(4)	The years ended January 1, 2005 and January 3, 2004 include the write-off of $2.8 million and $3.9 million, respectively, of debt issuance costs as a result of amending and restating the Company’s credit facility.
(5)	Recapitalization transaction costs include $16.3 million of investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.
(6)	Merger transaction costs include investment banking and legal fees incurred by the Predecessor in conjunction with the strategic review process and subsequent April 2002 merger transaction.
(7)	Debt extinguishment costs include $4.9 million for the extinguishment of substantially all of the Successor’s assumed 9 1/4% notes and $2.7 million for the expense of financing fees related to an interim credit facility utilized for the April 2002 merger transaction, which was repaid shortly thereafter.
(8)	In 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 145, — “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other provisions, required debt extinguishment costs incurred in prior periods to be reclassified and no longer presented as extraordinary items. As a result of adopting this standard, the Company reclassified debt extinguishment costs recorded in the second quarter of 2002.
(9)	The Company recorded a $2.4 million loss upon the write-off of its remaining investment in Amercord due to the deterioration of Amercord’s operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales, while aluminum and steel products comprise approximately 18%. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of 128 supply centers. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. This represents a slight shift from the Company’s historical mix of approximately two-thirds of its sales attributed to the higher margin home repair and remodeling market and one-third of its sales attributed to the lower margin new construction market. The supply centers provide “one-stop shopping” to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s remodeling products in the future. Further, despite continuing increases in mortgage interest rates, consumer confidence levels began to increase at the end of 2005. However, levels of existing home sales and single family housing starts, while strong throughout much of 2005, began to show a decline in December 2005 indicating uncertainties surrounding the strength of the new construction and remodeling markets going into 2006. As such, there is a risk of decreased demand in the short-term as a result of a decline in the housing market.
     Due to the high price of oil and natural gas and strong overall consumption of raw materials, the Company, along with the entire building products industry, experienced significant inflation during 2004 and 2005 in key raw material commodity costs – particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl siding products. Market prices for vinyl resin and aluminum increased approximately 22% and 10%, respectively in 2005. This includes significant increases in vinyl resin in the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs. To offset the inflation of raw materials, the Company announced price increases on certain of its product offerings in 2004 as well as in 2005. The Company expects vinyl resin, aluminum and steel prices to continue to be volatile in 2006. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching a peak during the first week of February of 2006, followed by a subsequent market correction. Due to the overall higher cost of aluminum in 2006, in February 2006 the Company announced further price increases on its aluminum products. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Further, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. Looking ahead to 2006, the Company believes the price increases that were implemented in the fourth quarter of 2005 should be sufficient to offset cost increases through the fourth quarter of 2005; however, there can be no assurance it will be able to maintain these selling prices.
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

     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network and driving operational excellence by reducing costs and increasing customer service levels. The Gentek acquisition provided the Company with a number of significant cost savings and other operational opportunities, including increased purchasing leverage, insourcing of distributed metal products and operational best practices. The Company recognized approximately $6.8 million and $5.0 million of synergies during 2005 and 2004, respectively, as a result of the acquisition of Gentek.
     The Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of AMH. AMH is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. AMH and AMH II were incorporated in connection with the recapitalization transactions described below. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of the Company. The Company’s 2005, 2004 and 2003 results of operations include the results of Gentek subsequent to its acquisition on August 29, 2003. The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2005, 2004 and 2003 fiscal years ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively.
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
     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Subsequent to the share purchase by Investcorp, each of Investcorp and Harvest Partners, through their respective affiliates, have a 50% voting interest in AMH. Immediately following these transactions, pursuant to a restructuring agreement, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH II, a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, the Company increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014. AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH upon the exercise of options to purchase AMH common stock. Of this $96.4 million dividend, approximately $62.7 million was paid in cash and approximately $33.7 million was paid in the form of promissory notes issued by AMH II to each of its Class B common shareholders. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, the Company and its direct and indirect parent companies declared a dividend in forgiveness of the intercompany loan.
     On December 22, 2004, in connection with such transactions, the Company paid a bonus in the aggregate amount of approximately $22.3 million to certain members of the Company’s management and a director. Approximately $14.3 million of the bonus, including payroll taxes, was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. These promissory notes were settled in cash during the first quarter of fiscal year 2005. The Company incurred transaction related costs of $28.4 million, which includes $16.3 million paid for investment banking and legal expenses, which have been classified as recapitalization transaction costs in the Company’s statements of operations, and $12.1 million for financing related costs, which were recorded in other assets on the Company’s balance sheets as of December 31, 2005 and January 1, 2005. The Company issued promissory notes of $3.6 million in December 2004 for the payment of a portion of these fees related to the transaction, which were settled in cash in the first quarter of 2005. The Company also recognized stock compensation expense of $30.8 million, including payroll taxes, related to stock options exercised in the transaction. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Years Ended
	December 31,		January 1,		January 3,
	2005		2005		2004
		% of		% of		% of
		Total		Total		Total
		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$1,173,591	100.0%	$1,093,959	100.0%	$779,836	100.0%

Gross profit	267,324	22.8	289,008	26.4	218,311	28.0

Selling, general and administrative expense	198,493	16.9	184,524	16.9	149,571	19.2

Transaction costs:
Bonuses	—	—	36,811	3.4	—	—
Stock option compensation expense	—	—	30,838	2.8	—	—

Facility closure costs	3,956	0.3	4,535	0.4	—	—

Income from operations	64,875	5.5	32,300	3.0	68,740	8.8

Interest expense, net	31,922		27,784		27,369
Foreign currency (gain) loss	781		387		(548)
Recapitalization transaction costs	—		16,297		—

Income (loss) before income taxes	32,172		(12,168)		41,919
Income taxes (benefit)	9,709		(1,234)		17,388

Net income (loss)	$22,463		$(10,934)		$24,531

Other Data:
EBITDA(1)(2)	$84,569		$36,548		$85,403
Adjusted EBITDA(1)(2)	93,625		125,416		86,257
Depreciation and amortization	20,475		20,932		16,115
Capital expenditures	20,959		18,741		12,689

(1)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, AMI’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. Adjusted EBITDA has not been prepared in accordance with accounting principles generally accepted in the United States

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

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net income (loss)	$22,463	$(10,934)	$24,531
Interest expense, net	31,922	27,784	27,369
Income taxes	9,709	(1,234)	17,388
Depreciation and amortization	20,475	20,932	16,115

EBITDA	84,569	36,548	85,403
Foreign currency (gain) loss	781	387	(548)
Transaction costs – bonuses (i)	—	36,811	—
Transaction costs – stock option compensation expense (ii)	—	30,838	—
Recapitalization transaction costs (iii)	—	16,297	—
Amortization of management fee (iv)	4,000	—	—
Stock compensation expense	319	—	—
Facility closure costs (v)	3,956	4,535	—
Cost of sales adjustments(vi)	—	—	1,402

Adjusted EBITDA	$93,625	$125,416	$86,257

(i)	Represents bonuses paid to certain members of management and one director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(ii)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(iii)	Represents recapitalization transaction costs including investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.

(iv)	Represents amortization of a prepaid management fee paid in connection with the December 2004 recapitalization transaction.

(v)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset write-downs and equipment relocation expenses. Total pre-tax expenses related to the Freeport closing were $8.5 million.

(vi)	Represents the expense related to inventory fair value adjustments recorded at the time of the Gentek acquisition.

(2)	The results of operations for fiscal years 2005 and 2004 include the results of Gentek for the full years. The results of operations for fiscal year 2003 only includes the results of Gentek for the period subsequent to its acquisition on August 29, 2003. As fiscal years 2004 and 2003 are not comparable, a reconciliation of Gentek’s net income to EBITDA and adjusted EBITDA for the years ended January 1, 2005 and January 3, 2004 is provided below (in thousands):

	Years Ended
	January 1,	January 3,
	2005	2004
Net income	$14,147	$3,067
Interest expense, net	445	436
Income taxes	7,376	1,644
Depreciation and amortization	7,240	3,720

EBITDA	29,208	8,867
Foreign currency (gain) loss	387	(548)
Cost of sales adjustment (see note (1)(vi) above)	—	1,402

Adjusted EBITDA	$29,595	$9,721

     YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED JANUARY 1, 2005
     Net sales increased 7.3% to $1,173.6 million for the year ended December 31, 2005 compared to $1,094.0 million for the same period in 2004, driven primarily by price increases implemented during 2005 and 2004 as well as increased sales volumes for vinyl windows and vinyl siding. While the Company experienced a 14% unit volume increase during 2005 for windows, this growth rate was lower than in 2004. The Company’s vinyl siding unit sales increased 2% for the year ended December 31, 2005 compared to the prior year. The Company’s U.S. vinyl siding unit sales increased 1% compared to the prior year, which compares favorably to a reported industry unit decline of approximately 3.6% during the year ended December 31, 2005, resulting in the Company gaining market share. During 2005, the Company experienced sales weakness in certain key markets, particularly the Midwest and Central regions of the U.S., which it believes is due in part to weakness in the home repair and remodeling markets in those regions. In addition, the Company believes the manufacturing inefficiencies relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility, which negatively impacted the Company’s service levels, resulted in a negative impact on vinyl siding sales volumes in 2005, as well as negatively impacting other products sold through the Company’s supply center network such as outside purchased products.
     Gross profit for the year ended December 31, 2005 was $267.3 million, or 22.8% of net sales, compared to gross profit of $289.0 million, or 26.4% of net sales, for the same period in 2004. The decrease in gross profit margin percentage was partially due to significantly increased costs in two of the Company’s key raw materials – vinyl resin and aluminum – which were partially offset by price increases. These two key raw materials together represent approximately 25% of the Company’s cost of sales. The Company estimates that commodity cost increases, net of price increases, negatively impacted gross profit for the year ended December 31, 2005 by approximately $11.3 million. Substantially higher freight costs, due primarily to fuel cost increases, and manufacturing inefficiencies which were incurred relating to the consolidation of the Freeport, Texas vinyl siding facility into the Ennis, Texas facility also had a negative impact on gross profit of approximately $8 million and $10 million, respectively, for 2005.
     Selling, general and administrative expense increased to $198.5 million, or 16.9% of net sales, for the year ended December 31, 2005 compared to $184.5 million, or 16.9% of net sales, for the same period in 2004. The increase in selling, general and administrative expense was due primarily to increased expenses in the Company’s supply center network relating primarily to higher payroll costs and building and truck lease expenses, as well as expenses relating to new supply centers opened during 2005 and 2004. During 2005, the Company opened six new supply centers and closed three supply centers. The Company opened four new supply centers in 2004, which had a full year of expense in 2005. Selling, general and administrative expense for the year ended December 31, 2005 includes $4.0 million of amortization related to prepaid management fees paid in connection with the December 2004 recapitalization transaction and non-cash stock compensation expense of $0.3 million. The Company incurred facility closure costs of approximately $4.0 million and $4.5 million for the years ended December 31, 2005 and January 1, 2005, respectively, relating to the closing of its Freeport, Texas manufacturing facility. During 2004, the Company also incurred costs related to the March 2004 dividend recapitalization and the December 2004 recapitalization transaction totaling $67.6 million, consisting of management and director bonuses and stock option compensation expense. Income from operations was $64.9 million for the year ended December 31, 2005 compared to $32.3 million for the same period in 2004.
     Interest expense of $31.9 million for the year ended December 31, 2005 consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility and amortization of deferred financing fees. This compares to interest expense of $27.8 million for the year ended January 1, 2005, which consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility, amortization of deferred financing fees and the write-off of $2.8 million of debt issuance costs as a result of amending and restating the credit facility for the December 2004 recapitalization transaction. The increase in interest expense of $4.1 million was due to higher interest rates on floating rate debt, additional borrowings on the term loan as a result of the December 2004 recapitalization transaction and higher average borrowings on the revolving loan portion of the credit facility during 2005 compared to 2004 partially offset by the 2004 write-off of debt issuance costs. The 2005 tax provision reflects an effective income tax rate of 30.2%, while the 2004 provision reflects an effective income tax rate of 10.1%. The 2004 effective income tax rate was impacted by $10.9 million of recapitalization transaction costs which the Company believes to be non-deductible for income tax purposes.
     Net income was $22.4 million for the year ended December 31, 2005 compared to a net loss of $10.9 million for the year ended January 1, 2005. The increase in net income is a result of the costs incurred in 2004 related to the March 2004 dividend recapitalization and the December 2004 recapitalization transaction totaling $67.6 million, consisting of management and director bonuses and stock compensation expense, and $16.3 million of recapitalization transaction costs, including investment banking, legal and other expenses. These costs were partially offset by lower gross profit margins in 2005 as a result of the factors discussed above, as well as increased selling, general and administrative expense and interest expense.
     EBITDA for the year ended December 31, 2005 was $84.6 million. This compares to EBITDA of $36.5 million for the same period in 2004. Adjusted EBITDA for the year ended December 31, 2005 was $93.6 million compared to adjusted EBITDA of $125.4 million for the same period in 2004. Adjusted EBITDA for the year ended December 31, 2005 excludes one-time costs of $4.0 million associated with the closure of the Company’s Freeport, Texas manufacturing facility, $4.0 million of amortization related to prepaid management fees paid in connection with the December 2004 recapitalization transaction, $0.8 million of foreign currency losses and $0.3 million of non-cash stock compensation expense. Adjusted EBITDA for the year ended January 1, 2005 excludes transaction related costs of $83.9 million, one-time costs of $4.5 million associated with the closure of the Company’s Freeport, Texas manufacturing facility and foreign currency losses of $0.4 million. Transaction costs for the year ended January 1, 2005 include bonuses paid to management and a director of $14.5 million related to the March 2004 dividend recapitalization and December 2004 recapitalization transaction costs including bonuses paid to management and a director of $22.3 million, stock option compensation expense of $30.8 million and investment banking and legal expenses of $16.3 million.
     The total $8.5 million pre-tax charge for the closure of the Freeport, Texas manufacturing facility incurred in 2005 and 2004 consisted of asset write-downs of approximately $3.7 million, relocation costs for equipment and inventory of approximately $3.7 million, facility shut down costs of approximately $0.4 million, contract termination costs of approximately $0.4 million and relocation and severance costs for certain employees of approximately $0.3 million. The Freeport plant closure was a result of the Company’s strategy to consolidate its U.S. vinyl siding manufacturing operations into its Ennis, Texas facility in order to rationalize production capacity and reduce fixed costs. While over time the Company believes this plant consolidation will lower its costs and improve service levels, the manufacturing inefficiencies as a result of the consolidation had a negative impact on gross profit of approximately $10 million for the year ended December 31, 2005. In response to the operational inefficiencies experienced at the Ennis facility, the Company promoted the plant manager of its Burlington, Ontario vinyl siding production facility, which the Company believes to be a low cost manufacturer in the industry, to the position of Vice President of Extrusion Operations and hired a new plant manager with significant industry experience. The Company is working through a comprehensive best practices project list for the Ennis facility intended to optimize material yields and complete upgrades to the blending systems in order to improve service levels and lower manufacturing costs. Furthermore, the Company has increased inventory stocking levels to ensure that its inventory position going into the peak selling season for 2006 is sufficient to meet customer demand. Based on the progress made to date, the Company expects to realize year-over-year cost improvements for the Ennis facility beginning in the second quarter of 2006.

     The Company implemented salaried headcount reductions in the third and fourth quarters of 2005 that the Company expects will result in approximately $3.5 million of annualized costs savings beginning in 2006. The Company realized cost savings of approximately $0.3 million, net of related severance costs, during 2005 as a result of these headcount reductions. The Company has also retained a consulting firm that specializes in supply chain management solutions to assist in reviewing the Company’s entire supply chain. The Company expects that this project will result in reduced costs in its supply chain as well as lower working capital requirements with respect to inventory levels. Overall, the Company anticipates improvements in its operating costs for 2006 due to the headcount reductions, initiatives implemented as a result of the supply chain project and lower manufacturing costs anticipated at the Company’s Ennis facility.
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
     Adjusted EBITDA for the year ended January 1, 2005 was $125.4 million compared to adjusted EBITDA of $86.3 million for the same period in 2003. Gentek contributed $29.6 million and $9.7 million of adjusted EBITDA for the years ended January 1, 2005 and January 3, 2004, respectively. As compared to EBITDA, adjusted EBITDA for the year ended January 1, 2005 excludes transaction related costs of $83.9 million, one-time costs of $4.5 million associated with the closure of the Company’s Freeport, Texas manufacturing facility and foreign currency losses of $0.4 million. Transaction costs for the year ended January 1, 2005 include bonuses paid to management and a director of $14.5 million related to the March 2004 dividend recapitalization and December 2004 recapitalization transaction costs including bonuses paid to management and a director of $22.3 million, stock option compensation expense of $30.8 million and investment banking and legal expenses of $16.3 million. As compared to EBITDA, adjusted EBITDA for the year ended January 3, 2004 excludes a cost of sales expense of $1.4 million relating to an inventory fair value adjustment recorded at the time of the acquisition of Gentek and foreign currency gains of $0.5 million.
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
     Quarterly sales and operating profit data for the Company in 2005 and 2004 are shown in the tables below (in thousands):

	Three Months Ended
	April 2	July 2	October 1	December 31
2005
Net sales	$218,569	$315,364	$328,249	$311,409
Gross profit	49,032	72,202	74,735	71,355
Selling, general and administrative expenses(1)	50,751	50,829	48,580	48,333
Facility closure costs	2,553	862	541	—
Income (loss) from operations	(4,272)	20,511	25,614	23,022
Net income (loss)	(7,261)	7,695	11,701	10,328

	Three Months Ended
	April 3 (2)	July 3	October 2	January 1 (2)
2004
Net sales	$204,321	$301,602	$314,408	$273,628
Gross profit	50,355	83,325	87,061	68,267
Selling, general and administrative expenses	45,394	48,040	48,716	42,374
Transaction costs — bonuses	14,498	—	—	22,313
Transaction costs — stock option compensation expense	—	—	—	30,838
Facility closure costs	—	—	—	4,535
Income (loss) from operations	(9,537)	35,285	38,345	(31,793)
Recapitalization transaction costs	—	—	—	16,297
Net income (loss)	(9,099)	16,719	19,865	(38,419)

(1)	Selling, general and administrative expenses in each of the four quarters of fiscal 2005 include $1.0 million of amortization of prepaid management fees paid in connection with the December 2004 recapitalization transaction.

(2)	The quarterly results for the quarters ended April 3, 2004 and January 1, 2005 include costs incurred related to the recapitalization transactions. During the quarter ended April 3, 2004 the Company incurred costs of $14.5 million for bonuses paid to management and a director in conjunction with the March 2004 dividend recapitalization. During the quarter ended January 1, 2005, the Company incurred expenses related to the December 2004 recapitalization transaction. Costs related to the December 2004 recapitalization transaction include $30.8 million of stock option compensation expense resulting from the exercise and redemption of certain stock options, $22.3 million of bonuses paid to management and a director, and $16.3 million of investing banking, legal and other related expenses. The results for the quarter ended January 1, 2005 also include the write-off of $2.8 million of debt issuance costs as a result of amending and restating the Company’s credit facility as part of the December 2004 recapitalization transaction. Additionally, for the quarter ended January 1, 2005 the Company incurred $4.5 million of one-time costs associated with the closure of the Company’s Freeport, Texas manufacturing facility.
LIQUIDITY AND CAPITAL RESOURCES
     The following sets forth a summary of the Company’s cash flows for 2005, 2004 and 2003 (in thousands):

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net cash provided by operating activities	$47,897	$18,737	$55,976
Net cash used in investing activities	(20,877)	(18,651)	(123,510)
Net cash provided by (used in) financing activities	(72,882)	53,176	58,738
CASH FLOWS
     At December 31, 2005, the Company had cash and cash equivalents of $12.3 million and available borrowing capacity of approximately $71.9 million under the revolving loan portion of its second amended and restated credit facility. Outstanding letters of credit as of December 31, 2005 totaled $8.1 million securing various insurance letters of credit.
CASH FLOWS FROM OPERATING ACTIVITIES
     For the year ended December 31, 2005, cash provided by operations was $47.9 million. As compared to the year ended January 1, 2005, cash flows from operations increased $29.2 million reflecting the operating results and $12.7 million of federal income tax refunds received in 2005 related to deductions associated with the December 2004 recapitalization transaction and reflecting the use of cash in 2004 due to transaction related costs. The Company does not expect to receive any further tax refunds related to the 2004 transactions and expects to pay substantially more taxes in 2006. The Company expects to have an effective tax rate in 2006 of approximately 40% to 43%.
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
CASH FLOWS FROM INVESTING ACTIVITIES
     For the year ended December 31, 2005, capital expenditures totaled $21.0 million. This compares to capital expenditures for fiscal 2004 totaling $18.7 million and for fiscal 2003 totaling $12.7 million. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas siding facility as a result of closing the Company’s Freeport, Texas facility and to purchase land and equipment for the new window plant leased in Yuma, Arizona, which began window production in the third quarter of 2005. The Yuma plant was built to meet growing product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant. Capital expenditures in 2004 were primarily to increase extrusion capacity at the Company’s West Salem, Ohio manufacturing location and to increase capacity at two of the Company’s window manufacturing facilities to support the Company’s continued growth in the Company’s vinyl window product offering. Capital expenditures in 2003 were primarily to replace vinyl siding extrusion and handling equipment at the Company’s Ennis, Texas manufacturing location and expenditures for additional window manufacturing capacity. Estimated capital expenditures for 2006 are approximately $16 million to $18 million.
     For the year ended January 3, 2004 cash flows from investing activities also included $113.3 million of cash used for the acquisition of Gentek as well as cash received from the sale of assets of approximately $2.1 million, including the sale of assets related to the Company’s former vinyl garage door product line.

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash flows from financing activities for the year ended December 31, 2005 include dividend payments of $38.3 million, payments on promissory notes of $11.6 million and repayments on the term loan of $23.0 million. The dividend payments consist of a $33.7 million dividend paid in the first quarter of 2005 to forgive an intercompany loan made in 2005 in connection with the December 2004 recapitalization transaction and a $4.6 million dividend paid in the third quarter of 2005 to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
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
     For 2006, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on the revolving loan portion of the Company’s credit facility. The Company expects to borrow on the revolving facility during the first two quarters of 2006, with repayments in the third and fourth quarter. The Company expects to repay all borrowings on the revolving facility by the end of 2006 as well as a portion of the term loan facility.
DESCRIPTION OF THE COMPANY’S OUTSTANDING INDEBTEDNESS
     The Company entered into a second amended and restated credit facility dated December 22, 2004 which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. During 2005, the Company repaid $23.0 million of the term loan facility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the 2005 repayments. Also, on an annual basis, beginning with the year ended December 31, 2005, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company will be required to make quarterly payments of the unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of December 31, 2005, no principal payments were required to be made under the excess cash flow provision of the credit facility. The Company had no outstanding borrowings on the revolving loan portion of the Company’s credit facility as of December 31, 2005.
     On February 1, 2006, the Company entered into an amendment to the credit facility that amends certain covenants that require the Company to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.
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
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of December 31, 2005.
     All obligations of the Company under the credit facility are jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also are jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiary. All obligations of the Company under the credit facility are secured by a pledge of the Company’s capital stock, the capital stock of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiary.
     In March 2004, the Company’s indirect parent company, AMH, issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of December 31, 2005 was $315.5 million.
     In December 2004, the Company’s indirect parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of $77.8 million on December 31, 2005. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In 2005, the Company and its direct and indirect parent companies declared a dividend of approximately $4.6 million to AMH II. The dividend was used to fund AMH II’s first scheduled interest payment on its 13 5/8% notes. The Company declared a dividend of $3.8 million in January 2006 and expects to declare an additional dividend in July 2006 of approximately $3.9 million to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness or borrow additional funds. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from the Company will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $710.3 million as of December 31, 2005.
     The Company believes its cash flows from operations, its borrowing capacity under its amended and restated credit facility or its ability to obtain alternative financing would be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company and available under the amended and restated credit facility will be sufficient for these purposes or that the Company would be able to refinance its indebtedness on acceptable terms. For additional information regarding these risks, see Item 1A. “Risk Factors.”
CONTRACTUAL OBLIGATIONS
     The Company has commitments for maturities of long-term debt and future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company’s scheduled maturities of long-term debt, scheduled interest payments on the 9 3/4% notes, and obligations for future minimum lease payments under non-cancelable operating leases at December 31, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less than 1	2-3	4-5	After
	Total	Year	Years	Years	5 Years
Long-term debt (1) (2)	$317,000	$—	$—	$152,000	$165,000
Interest payments on 9 3/4% notes	$104,569	$16,088	$32,175	$32,175	$24,131
Interest payments on term loan portion of credit facility (3)	$46,900	$10,720	$21,440	$14,740	$—
Commitments (4)	$5,280	$5,280	$—	$—	$—
Operating leases (5)	$102,012	$26,311	$39,705	$20,973	$15,023

(1)	Represents principal amounts, but not interest. See Note 12 to the consolidated financial statements.

(2)	The Company’s long-term debt consists of the second amended and restated credit facility and the 9 3/4% notes.

(3)	Future interest payments on the Company’s term loan were calculated assuming no principal payments until the required quarterly principal payments that begin in December 2009. The interest rate used for the calculation was 7.05%, calculated as the weighted average interest rate of the outstanding borrowings at December 31, 2005 plus a margin of 2.50%, which represents the required margin based on the February 2006 amendment to the credit facility.

(4)	Represents the minimum purchase obligation under inventory contracts.

(5)	For additional information on the Company’s operating leases, see Note 13 to the consolidated financial statements.
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
RELATED PARTY TRANSACTIONS
     In connection with the December 2004 recapitalization transaction, the Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which the Company paid III the total due under the agreement of $6 million on December 22,

2004 (the “Management Advisory Agreement”). As described in the Management Advisory Agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $4 million of expense for the year ended December 31, 2005 in connection with this agreement.
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
     In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, the Company paid a fee of $4.9 million to Harvest Partners in connection with the transaction, of which $4.0 million was paid in cash on December 22, 2004 and $0.9 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in cash in the first quarter of 2005. The amended agreement is substantially identical, in all material respects, to the original agreement, which provided for Harvest Partners to receive a one-time fee of $5.0 million in connection with structuring and implementing the April 2002 merger transaction. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.8 million of management fees to Harvest Partners for each of the years ended December 31, 2005, January 1, 2005 and January 3, 2004 which are included in selling, general and administrative expenses in the statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In 2003, the Company paid Harvest Partners $1.1 million in connection with the Company’s acquisition of Gentek and in 2004, $1.3 million for financial advisory services in connection with the completion of the offering of the 11 1/4% notes and the related transactions. In connection with the December 2004 recapitalization transaction, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
     In connection with the December 2004 recapitalization transaction, on December 22, 2004 the Company paid bonuses in the aggregate amount of approximately $22.3 million to certain members of management and a director of the Company. Approximately $14.3 million of the bonus was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. The promissory notes were settled in cash during the first quarter of 2005.
     In connection with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction, Mr. Vollmershausen, a director, received bonuses of $125,000 and $175,000, respectively.

     In connection with the recapitalization transactions, the Company recorded receivables from its parent related to certain payments for fees made on behalf of the Company’s indirect parent companies totaling $3.9 million.
     For additional information on related party transactions, see Item 13. “Certain Relationships and Related Transactions” and Note 4 to the consolidated financial statements.
RETIREMENT PLANS
     Defined benefit pension plans are subject to additional minimum pension liability requirements under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions”. At December 31, 2005 and January 1, 2005, the Company recognized in the statement of comprehensive income an additional minimum pension liability of approximately $4.5 million ($2.7 million net of tax) and $3.9 million ($2.3 million net of tax), respectively, for its defined benefit pension plans. The additional liability is included in other liabilities in the balance sheet as of December 31, 2005 and January 1, 2005.
EFFECTS OF INFLATION
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly for the year ended December 31, 2005. Market prices for vinyl resin and aluminum increased approximately 22% and 10%, respectively in 2005. This includes significant increases in vinyl resin in the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs. The Company estimates that increases in raw material costs, net of price increases, resulted in a decrease in gross profit of approximately $11.3 million during for the year ended December 31, 2005. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin, aluminum and steel will continue to be volatile in 2006. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching a peak during the first week of February of 2006, followed by a subsequent market correction. Although the Company anticipates a decline in aluminum costs after the first quarter of 2006, there can be no assurances that this will occur. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. The Company also announced price increases on its aluminum products in December 2005 and in February 2006. These announced price increases, along with the Company’s price increases on certain of its products announced in the first quarter of 2005 and throughout 2004, are intended to offset the raw material inflation. However, there can be no assurances that the Company will be able to achieve the announced price increases or any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At December 31, 2005, the Company had no raw material hedge contracts in place.
FINANCIAL ACCOUNTING STANDARDS
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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
     Goodwill and Other Intangible Assets. The Company has accounted for the April 2002 merger transaction and acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets has been recorded as goodwill. These allocations have been made based upon valuations and other studies. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives must be reviewed annually for impairment using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. Given the significant amount of goodwill and other intangible assets as a result of the April 2002 merger transaction and the acquisition of Gentek, any future impairment of the goodwill and other intangible assets could have an adverse effect on the Company’s results of operations and financial position. Although management does not anticipate any significant impairment of these assets, the extent of any such future impairment cannot be predicted at this time and is dependent on future operating results.

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
CERTAIN FORWARD-LOOKING STATEMENTS
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the loan documents governing its indebtedness;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels; and

•	the other factors discussed under Item 1A. “Risk Factors” and elsewhere in this report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
     The Company has outstanding borrowings under the term loan portion of its second amended and restated credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. As a result of the February 2006 amendment to the Company’s credit facility, the interest margins on each of the term loan facility and the revolving credit facility increased by 0.25% beginning in 2006. At December 31, 2005, the Company had borrowings of $152.0 million under the term loan. The effect of a 0.25% increase or decrease in interest rates would increase or decrease total interest expense for the year ended December 31, 2005 by approximately $0.4 million.
     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. The fair value of the 9 3/4% notes at December 31, 2005 was $159.2 million based upon their quoted market price.
FOREIGN CURRENCY EXCHANGE RATE RISK
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange rate risk is not material. At December 31, 2005 the Company had no currency hedges in place.
COMMODITY PRICE RISK
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum, and steel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
Associated Materials Incorporated
We have audited the accompanying consolidated balance sheets of Associated Materials Incorporated and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Materials Incorporated and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Akron, Ohio
February 24, 2006

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share
and per share amounts)

	December 31,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,300	$58,054
Accounts receivable, net of allowance for doubtful accounts of $8,567 at December 31, 2005 and $7,391 at January 1, 2005	147,664	128,302
Receivable from parent	3,908	3,490
Inventories	133,524	114,787
Income taxes receivable	—	8,860
Deferred income taxes	26,629	18,253
Other current assets	10,220	12,938

Total current assets	334,245	344,684
Property, plant and equipment, net	143,588	138,697
Goodwill	230,691	234,796
Other intangible assets, net	109,867	113,044
Other assets	16,500	19,634

Total assets	$834,891	$850,855

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$96,933	$75,139
Accrued liabilities	57,711	57,015
Notes payable	—	11,607
Current portion of long-term debt	—	875
Income taxes payable	7,771	—

Total current liabilities	162,415	144,636
Deferred income taxes	67,101	62,720
Other liabilities	43,874	44,058
Long-term debt	317,000	339,125
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares — 1,000 at December 31, 2005 and January 1, 2005
Issued shares — 100 at December 31, 2005 and January 1, 2005	—	—
Capital in excess of par	233,723	233,404
Accumulated other comprehensive income	809	1,131
Retained earnings	9,969	25,781

Total stockholder’s equity	244,501	260,316

Total liabilities and stockholder’s equity	$834,891	$850,855

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net sales	$1,173,591	$1,093,959	$779,836
Cost of sales	906,267	804,951	561,525

Gross profit	267,324	289,008	218,311
Selling, general and administrative expenses	198,493	184,524	149,571
Transaction costs:
Bonuses	—	36,811	—
Stock option compensation expense	—	30,838	—
Facility closure costs	3,956	4,535	—

Income from operations	64,875	32,300	68,740
Interest expense, net	31,922	27,784	27,369
Foreign currency (gain) loss	781	387	(548)
Recapitalization transaction costs	—	16,297	—

Income (loss) before income taxes	32,172	(12,168)	41,919
Income taxes (benefit)	9,709	(1,234)	17,388

Net income (loss)	$22,463	$(10,934)	$24,531

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
					Other
			Capital in		Comprehensive	Total
	Common Stock		Excess	Retained	Income	Stockholder’s	Comprehensive
	Shares	Amount	Of Par	Earnings	(Loss)	Equity	Income
Balance at December 31, 2002	—	$—	$169,932	$12,184	$(4,347)	$177,769
Net income	—	—	—	24,531	—	24,531	$24,531
Minimum pension liability adjustment	—	—	—	—	667	667	667
Foreign currency translation adjustments	—	—	—	—	3,002	3,002	3,002

Balance at January 3, 2004	—	—	169,932	36,715	(678)	205,969	28,200

Net loss	—	—	—	(10,934)	—	(10,934)	(10,934)
Minimum pension liability adjustment	—	—	—	—	(2,316)	(2,316)	(2,316)
Foreign currency translation adjustments	—	—	—	—	4,125	4,125	4,125
Equity contribution from Holdings	—	—	60,691	—	—	60,691	—
Distribution of Investcorp proceeds to management shareholders	—	—	(30,406)	—	—	(30,406)	—
Impact of stock option exercise	—	—	30,406	—	—	30,406	—
Tax benefit from stock option exercises	—	—	2,781	—	—	2,781	—

Balance at January 1, 2005	—	—	233,404	25,781	1,131	260,316	(9,125)

Net income	—	—	—	22,463	—	22,463	22,463
Minimum pension liability adjustment	—	—	—	—	(2,687)	(2,687)	(2,687)
Foreign currency translation adjustments	—	—	—	—	2,365	2,365	2,365
Impact of stock option exercise	—	—	319	—	—	319	—
Dividends to parent company	—	—	—	(38,275)	—	(38,275)	—

Balance at December 31, 2005	—	$—	$233,723	$9,969	$809	$244,501	$22,141

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$22,463	$(10,934)	$24,531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,475	20,932	16,115
Deferred income taxes	(2,328)	(3,608)	524
Provision for losses on accounts receivable	3,498	1,283	2,029
Loss on sale of assets	23	692	20
Write-down of fixed assets related to facility closure	—	3,647	—
Stock option compensation expense	319	30,406	—
Tax benefit from stock option exercises	—	2,781	—
Cost of sales expense related to an inventory fair value purchase accounting adjustment	—	—	1,402
Receivable from parent	(418)	(3,490)	—
Amortization of deferred financing costs	3,864	4,310	5,679
Amortization of management fee	4,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	(22,218)	(18,649)	3,938
Inventories	(18,382)	(15,024)	(95)
Other current assets	(1,313)	(6,994)	331
Accounts payable	20,963	24,389	(9,155)
Accrued liabilities	988	13,011	2,707
Income taxes receivable/payable	16,760	(14,650)	8,756
Other assets	(535)	(2,410)	22
Other liabilities	(262)	(6,955)	(828)

Net cash provided by operating activities	47,897	18,737	55,976

INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,959)	(18,741)	(12,689)
Proceeds from sale of assets	82	90	2,104
Other investing activities	—	—	330
Purchase of Gentek Holdings, Inc.	—	—	(113,255)

Net cash used in investing activities	(20,877)	(18,651)	(123,510)

FINANCING ACTIVITIES
Equity contribution from Holdings	—	60,691	—
Distribution of Investcorp proceeds to management shareholders	—	(30,406)	—
Proceeds from borrowings under term loan	—	175,000	190,000
Repayments of term loan	(23,000)	(140,000)	(126,500)
Repayment of 9 1/4% Senior Subordinated Notes	—	—	(908)
Financing costs	—	(12,109)	(3,854)
Settlement of promissory notes	(11,607)	—	—
Dividends paid	(38,275)	—	—

Net cash provided by (used in) financing activities	(72,882)	53,176	58,738

Net increase (decrease) in cash	(45,862)	53,262	(8,796)
Effect of exchange rate changes on cash	108	510	56

Cash at beginning of period	58,054	4,282	13,022

Cash at end of period	$12,300	$58,054	$4,282

Supplemental Information:
Cash paid for interest	$27,715	$23,422	$21,277

Cash paid (received) for income taxes	$(4,821)	$14,832	$8,739

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
     NATURE OF OPERATIONS
     The Company was incorporated in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing.
     BASIS OF PRESENTATION
     The Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of AMH, which is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. AMH and AMH II were incorporated in connection with the recapitalization transactions described in Note 2. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the common stock of the Company. The Company’s 2003 results of operations include the results of Gentek subsequent to its acquisition on August 29, 2003 (see Note 3).
     The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2005, 2004 and 2003 fiscal years ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively.
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
     GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
     The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis or more frequently if events or circumstances change that would impact the value of these assets in accordance with SFAS No. 142. The impairment test is conducted using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test as of October 2, 2005 noting no impairment to its goodwill or other intangible assets with indefinite lives.
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
     A reconciliation of warranty reserve activity is as follows for the years ended December 31, 2005 and January 1, 2005 (in thousands):

	December 31,	January 1,
	2005	2005
Balance at the beginning of the year	$21,579	$15,979
Provision for warranties issued	8,011	7,016
Gentek warranties assumed	—	6,673
Claims paid	(7,850)	(8,089)

Balance at the end of the year	$21,740	$21,579

     INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required.
     STOCK PLANS
     The Company currently measures stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25. The Company follows the disclosure provisions required under SFAS No. 123. Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement using a minimum value approach for companies with private equity. The pro forma effect on net income (loss) would have been (in thousands):

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net income (loss) as reported	$22,463	$(10,934)	$24,531
Stock-based employee compensation expense included in reported net income, net of tax	187	—	—
Pro forma stock based employee compensation cost, net of tax	(629)	(177)	(132)

Pro forma net income (loss)	$22,021	$(11,111)	$24,399

     In accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25,” the Company recorded $30.8 million of stock compensation expense for the year ended January 1, 2005 in connection with the December 2004 recapitalization transaction (see Note 2). See “New Accounting Pronouncements” for a discussion on the impact of adopting SFAS No. 123 (Revised) in fiscal 2006.
     MARKETING AND ADVERTISING
     The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $11.9 million, $14.2 million and $9.7 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

     RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform with the current period presentation.
     NEW ACCOUNTING PRONOUNCEMENTS
     In November 2004, the FASB issued SFAS No. 151. This standard requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (Revised). This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. The Company currently uses the intrinsic value method under APB Opinion No. 25 to value stock options for reporting purposes and the minimum value method under SFAS No. 123 to value stock options for pro forma disclosure purposes. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company will adopt this standard in fiscal 2006. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled after January 1, 2006. For stock options granted after January 1, 2006, the Company will recognize compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised). The ultimate impact this standard will have on the Company’s financial statements will depend on the amount and terms of share-based payments granted after the date of adoption.
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
     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Each of Investcorp and Harvest Partners, through their respective affiliates, have a 50% voting interest in AMH. Immediately following these transactions, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH II, a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, the Company increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014. AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH, upon the exercise of options to purchase AMH common stock. Of this $96.4 million dividend, approximately $62.7 million was paid in cash and approximately $33.7 million was paid in the form of promissory notes issued by AMH II to each of its Class B common shareholders. In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, the Company and its direct and indirect parent companies declared a dividend in forgiveness of the intercompany loan.
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
3. ACQUISITIONS AND DIVESTITURES
     On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, the parent Company of Gentek Building Products, Inc. and Gentek Building Products Limited. Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere® and Gentek® brand names. Gentek markets its products to professional contractors on a wholesale basis through 9 company-owned distribution centers in the mid-Atlantic region of the United States and 24 company-owned distribution centers in Canada, as well as approximately 180 independent distributors in the United States. The acquisition was completed to expand the Company’s presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company’s Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage.
4. RELATED PARTIES
     In connection with the December 2004 recapitalization transaction, the Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which the Company paid III the total due under the agreement of $6 million on December 22, 2004. As described in the Management Advisory Agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $4 million of expense for the year ended December 31, 2005 in connection with this agreement.
     In connection with the December 2004 recapitalization transaction, on December 5, 2004 the Company entered into an agreement for financing advisory services with III. Under the Investcorp Financing Advisory Agreement, III will provide the Company with financial advisory services relating to the arrangement of borrowing facilities in connection with the December 2004 recapitalization transaction. For these services, the Company paid a one-time fee of $7.5 million to III on December 22, 2004. The term of the Investcorp Financing Advisory Agreement ended on December 23, 2004.
     The Company also entered into a merger and acquisitions advisory services agreement with III. Under the Investcorp M&A Advisory Agreement, III will provide the Company with advisory and strategic planning services. For these services, the Company paid a one-time fee of $1.5 million to these affiliates on December 22, 2004. The Investcorp M&A Advisory Agreement terminated on December 22, 2004.
     Total fees paid in connection with the Investcorp Financing Advisory Agreement, the Investcorp M&A Advisory Agreement and III’s out-of-pocket expenses were $9.1 million, of which $6.4 million was paid in cash on December 22, 2004 and $2.7 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in the first quarter of 2005.

     In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, the Company paid a fee of $4.9 million to Harvest Partners in connection with the transaction, of which $4.0 million was paid in cash on December 22, 2004 and $0.9 million was paid in the form of a promissory note issued by the Company. The Company settled the promissory note in cash in the first quarter of 2005. The amended agreement is substantially identical, in all material respects, to the original agreement, which provided for Harvest Partners to receive a one-time fee of $5.0 million in connection with structuring and implementing the April 2002 merger transaction. In addition, Harvest Partners provides the Company with financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee of approximately $0.8 million, payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.8 million of management fees to Harvest Partners for each of the years ended December 31, 2005, January 1, 2005 and January 3, 2004 which are included in selling, general and administrative expenses in the statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In 2003, the Company paid Harvest Partners $1.1 million in connection with the Company’s acquisition of Gentek and in 2004, $1.3 million for financial advisory services in connection with the completion of the offering of the 11 1/4% notes and the related transactions. In connection with the December 2004 recapitalization transaction, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The Company reimburses Harvest Partners for all out-of-pocket expenses. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
     The Company has a receivable from its indirect parent companies totaling approximately $3.9 million as of December 31, 2005 and $3.5 million as of January 1, 2005. The receivable primarily relates to certain payments for fees made by the Company on behalf of the Company’s indirect parent companies in connection with the 2004 recapitalization transactions.
     In connection with the December 2004 recapitalization transaction, on December 22, 2004 the Company paid bonuses in the aggregate amount of approximately $22.3 million to certain members of management and a director of the Company. Approximately $14.3 million of the bonus was paid in cash on December 22, 2004, with promissory notes issued by the Company for the remaining $8.0 million. The promissory notes were settled in cash during the first quarter of 2005. The director bonus, paid to Mr. Vollmershausen, was $125,000.
     In connection with the March 2004 dividend recapitalization, the Company paid bonuses in the aggregate amount of $14.5 million to certain members of management and a director of the Company. The director bonus, paid to Mr. Vollmershausen, was $175,000.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $230.7 million as of December 31, 2005 consists of $194.2 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. In 2005, goodwill related to the April 2002 merger transaction was adjusted by $4.1 million related to the reduction of an outstanding liability related to certain income tax matters. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average	December 31, 2005			January 1, 2005
	Amortization			Net			Net
	Period		Accumulated	Carrying		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$6,580	$102,700	$109,280	$4,712	$104,568
Patents	10	6,550	2,416	4,134	6,550	1,763	4,787
Customer base	7	4,824	1,791	3,033	4,762	1,073	3,689

Total other intangible assets		$120,654	$10,787	$109,867	$120,592	$7,548	$113,044

     The Company has determined that trademarks and trade names totaling $81.1 million (included in the $109.3 million in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Additionally, the Company determined the value of Gentek’s order backlog at August 29, 2003 was approximately $1.1 million. The backlog was fully amortized in 2003 as the orders were fulfilled. Amortization expense related to other intangible assets was approximately $3.2 million, $3.2 million and $3.8 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. Amortization expense for fiscal years 2006, 2007, 2008, 2009 and 2010 is estimated to be approximately $3.1 million, $3.1 million, $3.1 million, $3.0 million and $2.8 million, respectively.
6. PRO FORMA INFORMATION
     The following pro forma information for the year ended January 3, 2004 was prepared as if the acquisition of Gentek occurred as of the beginning of 2003. On a pro forma basis, the Company would have reported (in thousands):

Year Ended
January 3,
2004
Net sales	$969,876
Net income	$28,264
     The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition of Gentek occurred at the beginning of 2003, nor is it necessarily indicative of future results. The pro forma results of operations include $1.4 million of expenses related to inventory fair value adjustments for the year ended January 3, 2004.
7. ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Changes in the allowance for doubtful accounts on accounts receivable consist of (in thousands):

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Balance at beginning of period	$7,391	$7,942	$5,552
Provision for losses	3,498	1,283	2,029
Losses sustained (net of recoveries)	(2,322)	(1,834)	(1,375)
Allowance for Gentek receivables acquired	—	—	1,736

Balance at end of period	$8,567	$7,391	$7,942

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
8. INVENTORIES
     Inventories consist of (in thousands):

	December 31,	January 1,
	2005	2005
Raw materials	$27,480	$27,127
Work-in-progress	10,709	9,570
Finished goods and purchased stock	95,335	78,090

	$133,524	$114,787

9. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of (in thousands):

	December 31,	January 1,
	2005	2005
Land	$5,916	$4,668
Buildings	52,115	49,658
Construction in process	2,234	2,623
Machinery and equipment	131,890	113,660

	192,155	170,609
Less accumulated depreciation	48,567	31,912

	$143,588	$138,697

     Depreciation expense was approximately $17.3 million, $17.7 million and $12.3 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.
10. ACCRUED AND OTHER LIABILITIES
     Accrued liabilities consist of (in thousands):

	December 31,	January 1,
	2005	2005
Employee compensation	$12,521	$16,888
Sales promotions and incentives	18,605	14,657
Warranty reserves	6,652	6,500
Employee benefits	6,225	6,435
Interest	4,122	3,770
Taxes other than income	4,443	2,972
Other	5,143	5,793

	$57,711	$57,015

     Other liabilities consist of (in thousands):

	December 31,	January 1,
	2005	2005
Pensions and other post-employment benefits	$28,787	$24,883
Warranty reserves	15,087	15,079
Other	—	4,096

	$43,874	$44,058

11. NOTES PAYABLE
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
12. LONG-TERM DEBT
     Long-term debt consists of (in thousands):

	December 31,	January 1,
	2005	2005
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	152,000	175,000

Total debt	317,000	340,000
Less current portion	—	875

Long-term debt	$317,000	$339,125

     The Company entered into a second amended and restated credit facility dated December 22, 2004 which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. During 2005, the Company repaid $23.0 million of the term loan facility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the 2005 repayments. Also, on an annual basis, beginning with the year ended December 31, 2005, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company will be required to make quarterly payments for any outstanding unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of December 31, 2005, no principal payments were required to be made under the excess cash flow provision of the credit facility. The Company had no outstanding borrowings on the revolving loan portion of the Company’s credit facility as of December 31, 2005.
     On February 1, 2006, the Company entered into an amendment to the credit facility that amends certain covenants that require the Company to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increases the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.
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
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of December 31, 2005.
     All obligations of the Company under the credit facility are jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also are jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiary. All obligations of the Company under the credit facility are secured by a pledge of the Company’s capital stock, the capital stock of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiary.
     In March 2004, the Company’s indirect parent company, AMH, issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of December 31, 2005 was $315.5 million.

     In December 2004, the Company’s indirect parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of $77.8 million on December 31, 2005. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In 2005, the Company and its direct and indirect parent companies declared a dividend of approximately $4.6 million to AMH II. The dividend was used to fund AMH II’s first scheduled interest payment on its 13 5/8% notes. The Company declared a dividend of $3.8 million in January 2006 and expects to declare an additional dividend in July 2006 of approximately $3.9 million to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness or borrow additional funds. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $710.3 million as of December 31, 2005.
     The Company wrote-off previously capitalized deferred financing fees and certain financing costs paid in conjunction with certain amendments to the credit facility totaling $2.8 million and $3.9 million for the years ended January 1, 2005 and January 3, 2004, respectively, which is included in interest expense for both years.
     At December 31, 2005, the Company had available borrowing capacity of approximately $71.9 million under the revolving portion of its credit facility. The facility requires the Company to pay a commitment fee of 0.375% per annum on any unused amounts under the revolving portion of the facility. Outstanding letters of credit at December 31, 2005 totaled approximately $8.1 million securing various insurance letters of credit.
     The weighted average interest rate for borrowings under the credit facility was 5.8%, 4.5% and 5.9% for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.
     The fair value of the 9 3/4% notes was $159.2 million and $184.4 million at December 31, 2005 and January 1, 2005, respectively based upon their quoted market price.
13. COMMITMENTS
     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2006	26,311
2007	22,340
2008	17,365
2009	12,932
2010	8,041
Thereafter	15,023

Total future minimum lease payments	$102,012

     Lease expense was approximately $31.7 million, $27.9 million and $21.5 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. The Company’s facility lease agreements typically contain renewal options.

     As of December 31, 2005, approximately 20% of the Company’s employees are covered by collective bargaining agreements. Approximately 3% of the Company’s employees are covered by collective bargaining agreements that expire within one year.
14. INCOME TAXES
     Income tax expense (benefit) for the periods presented consists of (in thousands):

	Years Ended
	December 31, 2005		January 1, 2005		January 3, 2004
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$3,903	$1,012	$(4,382)	$(2,786)	$10,756	$1,325
State	1,327	(3,417)	811	(730)	3,520	365
Foreign	6,807	77	5,945	(92)	1,583	(161)

	$12,037	$(2,328)	$2,374	$(3,608)	$15,859	$1,529

     Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $12.6 million and $19.6 million, respectively, for the year ended December 31, 2005. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($29.6) million and $17.4 million, respectively, for the year ended January 1, 2005. Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $37.8 million and $4.1 million, respectively, for the year ended January 3, 2004.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 31,	January 1,
	2005	2005
Deferred tax assets:
Medical benefits	$2,365	$2,732
Bad debt expense	3,414	3,096
Pension	8,428	7,300
Inventory costs	1,866	1,838
Interest	1,087	1,485
Warranty costs	8,446	8,802
Net operating loss carryforward	3,982	6,603
Accrued expenses and other	2,705	4,029

Total deferred tax assets	32,293	35,885

Deferred tax liabilities:
Depreciation	30,810	33,538
Intangible assets	41,955	46,796
Other	—	18

Total deferred tax liabilities	72,765	80,352

Net deferred tax liabilities	$(40,472)	$(44,467)

     At December 31, 2005, the Company had unused federal and state net operating loss carryforwards, the tax benefit of which would be $4.0 million at the current statutory rate. The federal net operating loss carryforward benefits of $3.5 million begin to expire in 2017, however the Company anticipates utilizing these over the next five years. The state net operating loss carryforward benefits are $0.5 million.

     The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	(8.3)	(0.3)	6.2
Non-deductible merger transaction costs	(3.3)	(31.3)	—
Earnings Repatriation	6.5	—	—
Foreign rate differential	(1.4)	2.0	(0.2)
Other	1.7	4.7	0.5

Effective rate	30.2%	10.1%	41.5%

     The 2004 effective income tax rate was impacted by $10.9 million of recapitalization transaction costs which the Company believes to be non-deductible for income tax purposes. Although the foreign statutory rate is lower than the U.S. statutory rate, this rate differential results in a positive effect on the tax provision for the year ended January 1, 2005 due to the loss in that year.
     In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) became law. The AJCA created a temporary incentive for U.S. multinational corporations to repatriate income accumulated abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. While it has been the Company’s historical practice to permanently reinvest all foreign earnings into its foreign operations, in 2005 the Company repatriated approximately $40 million from its foreign subsidiary. This repatriation resulted in approximately $2.1 million in incremental charges to the Company’s income tax provision. The cumulative amount of unremitted earnings of the Company’s foreign subsidiary was $15.6 million as of December 31, 2005, which the Company has deemed indefinitely reinvested in its foreign operations and as a result no provision has been made for U.S. income taxes. If the company had intended to repatriate these funds, approximately $5.5 million in incremental charges and incremental deferred tax liabilities would have been recorded. The Company does intend to remit future earnings of its foreign subsidiary to the U.S. parent and provisions will be made for U.S. income taxes as these amounts are earned.
15. STOCKHOLDER’S EQUITY
     As discussed in Note 1, the Company is a wholly owned subsidiary of Holdings. The Company has the authority to issue 1,000 shares of $0.01 par value common stock, of which 100 shares are issued and outstanding at December 31, 2005. The Company’s contributed capital consists of $225.6 million of cash contributions, non-cash financing of approximately $5.0 million representing the fair value of stock options of the predecessor company held by certain employees that were converted into options of Holdings and $3.1 million related to the exercise of certain stock options including the related income tax benefits.
     The Company reports comprehensive income in its consolidated statement of stockholders’ equity and comprehensive income. Comprehensive income includes net income and all other non-owner changes in equity during the period. Comprehensive income for the year ended December 31, 2005 includes a minimum pension liability adjustment of approximately $2.7 million, net of a related tax benefit of approximately $1.8 million, as well as foreign currency translation adjustments of approximately $2.4 million. Comprehensive income for the year ended January 1, 2005 includes a minimum pension liability adjustment of approximately $2.3 million, net of a related tax benefit of approximately $1.6 million, as well as foreign currency translation adjustments of approximately $4.1 million. Comprehensive income for the year ended January 3, 2004 includes a minimum pension liability adjustment of approximately $0.7 million, net of a related tax benefit of approximately $0.5 million, as well as foreign currency translation adjustments of approximately $3.0 million. The components of accumulated other comprehensive income are as follows (in thousands):

	December 31,	January 1,	January 3,
	2005	2005	2004
Minimum pension liability adjustments	$(8,683)	$(5,996)	$(3,680)
Foreign currency translation adjustments	9,492	7,127	3,002

Accumulated other comprehensive income (loss)	$809	$1,131	$(678)

16. STOCK PLANS
     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In conjunction with the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same in number of shares and at the same exercise price as the original options. The board of directors of AMH administers the 2002 Plan and selects eligible executives, directors, employees and consultants of AMH and its affiliates, including the Company, to receive options. The board of directors of AMH also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. In 2002, the board of directors authorized 467,519 shares of common stock and 55,758 shares of preferred stock under this plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding time-vesting options become immediately fully exercisable, while the performance-based options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of AMH may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
     Options granted under the 2002 Plan were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options granted in 2002 through 2004, prior to the December 2004 recapitalization transaction, which were originally granted as options to purchase Holdings stock, include the following:
•	Options to purchase shares of AMH common stock at the fair market value on the date of grant, which will vest over time;

•	Options to purchase shares of AMH common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the 2002 Plan, and the achievement of a specified internal rate of return on the funds invested by Harvest Partners and minimum aggregate proceeds for the investment by Harvest Partners (“performance-based options”) and;

•	Options to purchase shares of Holdings’ common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock granted in exchange for a portion of the outstanding options to purchase shares of the predecessor company’s common stock, which became fully vested upon completion of the April 2002 merger transaction (“Roll-Over Options”). These options were exercised for Holdings stock in connection with the March 2004 dividend recapitalization with shares being exchanged for AMH stock after exercise. The shares of AMH preferred stock were redeemed in connection with the March 2004 dividend recapitalization.
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
     Options granted in 2005 and 2004 under the 2004 Plan were granted at fair market value on the date of grant. Options to purchase shares of AMH II common stock at the fair market value on the date of grant, will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Investcorp.
     Transactions during the years ended December 31, 2005, January 1, 2005 and January 3, 2004 under these plans are summarized below:

			Weighted
			Average
	Shares	Price	Exercise Price
Options outstanding December 31, 2002	483,950	$10.00 to 22.65	$11.61
Granted	10,628	18.29	18.29

Options outstanding January 3, 2004	494,578	10.00 to 22.65	11.75
Granted under 2002 Plan	36,757	66.17	66.17
Exercised	(333,350)	10.00 to 66.17	15.56
Expired or canceled	(8,070)	10.00	10.00

Options outstanding prior to December 2004 recapitalization transaction	189,915	10.00 to 66.17	15.67
Options adjusted for December 2004 recapitalization transaction	189,915	5.00 to 33.09	7.83
Granted under 2004 Plan	429,850	70.95	70.95

Options outstanding January 1, 2005	809,680	5.00 to 70.95	41.34
Granted under 2004 Plan	38,950	10.75 to 70.95	65.54
Exercised	(5,247)	5.00	5.00
Expired or canceled	(114,530)	5.00 to 70.95	51.31

Options outstanding December 31, 2005	728,853	$5.00 to 70.95	$41.33

     Options to purchase 214,059 shares of AMH common stock were exercisable at December 31, 2005 and the weighted average remaining contractual life was six years.
     The weighted average fair value at date of grant for options granted during 2005, 2004 and 2003 using the minimum value method was $17.22, $16.52 and $4.41 per option, respectively. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2005: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.00% and an expected life of the option of 8 years. Assumptions for options granted in 2004 were: dividend yield of 0.0%, a weighted-average risk free interest rate of 3.59% and an expected life of the option of 8 years. Assumptions for options granted in 2003 were: dividend yield of 0.0%, a weighted-average risk free interest rate of 3.45% and an expected life of the option of 8 years. Stock based compensation would have reduced net income by approximately $0.6 million, $0.2 million and $0.1 million for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, if the fair values of the options granted had been recognized as compensation expense on a straight-line basis over the vesting period of the grants.

17. FACILITY CLOSURE
     On November 16, 2004, the Company committed to a plan to close its vinyl siding manufacturing plant located in Freeport, Texas to rationalize production capacity and reduce fixed costs. The total pre-tax charge related to the Freeport facility closure was $8.5 million. The Company incurred facility closure costs of $4.0 million in 2005 including relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million. The plant closure costs of $4.5 million in 2004 included asset write-downs of approximately $3.7 million, relocation costs for certain equipment of approximately $0.3 million, contract termination costs of approximately $0.2 million and employee severance costs of approximately $0.3 million.
18. BUSINESS SEGMENTS
     The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from external customers in foreign countries was approximately $189 million, $169 million and $51 million in 2005, 2004 and 2003, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $984 million, $925 million and $729 million in 2005, 2004 and 2003, respectively, was derived from U.S. customers. At December 31, 2005, long-lived assets totaled approximately $33 million in Canada and $451 million in the U.S. At January 1, 2005, those amounts were $34 million and $472 million, respectively.
19. RETIREMENT PLANS
     The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario Canada plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario Canada plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec Canada plant (the “Foreign Plans”). Accrued pension liabilities are included in other liabilities in the accompanying consolidated balance sheets. Gentek plan information for 2003 is presented subsequent to the date of the acquisition. The actuarial valuation measurement date for the defined benefit pension plans is December 31. Information regarding the Company’s defined benefit plans is as follows (in thousands):

	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Accumulated Benefit Obligation	$50,644	$35,711	$45,929	$32,147

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of year	$45,929	$34,566	$41,159	$27,786
Service cost	478	1,364	437	1,139
Interest cost	2,651	2,071	2,565	1,812
Plan amendments	—	415	—	—
Actuarial loss	4,105	3,022	3,819	2,253
Employee contributions	—	321	—	250
Benefits paid	(2,041)	(583)	(2,051)	(1,056)
Effect of foreign exchange	—	1,343	—	2,382

Projected benefit obligation at end of year	$51,122	$42,519	$45,929	$34,566

	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Change In Plan Assets
Fair value of assets at beginning of year	$34,328	$26,357	$33,148	$21,358
Actual return on plan assets	2,008	2,501	2,839	1,570
Employer contributions	478	2,516	392	2,416
Employee contributions	—	321	—	251
Benefits paid	(2,041)	(583)	(2,051)	(1,056)
Effect of foreign exchange	—	1,012	—	1,818

Fair value of assets at end of year	34,773	32,124	34,328	26,357

Funded status	(16,349)	(10,395)	(11,601)	(8,209)

Unrecognized:
Prior service costs	—	402	—	—
Cumulative net loss	13,864	4,780	9,462	1,921

Net amount recognized in consolidated balance sheets	$(2,485)	$(5,213)	$(2,139)	$(6,288)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit cost	$(15,870)	$(6,787)	$(11,601)	$(6,874)
Other asset	—	402	—	—
Cumulative other comprehensive loss	13,385	1,172	9,462	586

	$(2,485)	$(5,213)	$(2,139)	$(6,288)

	December 31,		December 31,
	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS AT DECEMBER 31
Discount rate	5.50%	5.25%	5.75%	5.75%
Salary increases	3.75%	3.50%	—	3.50%
     In 2005, 2004 and 2003, the Company recognized in the statement of comprehensive income an additional minimum pension liability of approximately $4.5 million ($2.7 million net of tax), an additional minimum pension liability of approximately $3.9 million ($2.3 million net of tax) and a reduction of the minimum pension liability of $1.2 million ($0.7 million net of tax), respectively. The additional liability is included in other liabilities in the balance sheet as of December 31, 2005 and January 1, 2005.
     Plan assets by category for the plans as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
ASSET ALLOCATIONS
Equity securities	64%	60%	68%	58%
Debt securities	35%	35%	32%	36%
Other	1%	5%	—	6%

Total	100%	100%	100%	100%

     Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% to 65% equities and 35% to 40% debt securities. The target allocation for the Foreign Plans is 55% to 60% equities, 35% to 40% debt securities and up to 10% short term fixed securities. The portfolio is periodically rebalanced when significant differences occur from target.

     The net periodic pension cost for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, which includes net periodic pension costs for Gentek subsequent to the date of acquisition, and the related weighted average assumptions used to determine such amounts are as follows (in thousands):

	2005		2004		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
NET PERIODIC PENSION COST
Service cost	$478	$1,364	$437	$1,139	$262	$427
Interest cost	2,651	2,071	2,565	1,812	2,201	558
Expected return on assets	(2,917)	(2,177)	(2,818)	(1,785)	(2,268)	(513)
Amortization of unrecognized:
Prior service cost	—	27	—	—	—	—
Cumulative net loss	611	2	327	—	397	—

Net periodic pension cost	$823	$1,287	$511	$1,166	$592	$472

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIOD BENEFIT COST FOR YEARS ENDED DECEMBER 31
Discount rate	5.75%	5.75%	6.25%	6.25%	6.70%	6.25%
Long-term rate of return on assets	8.75%	8.00%	8.75%	8.00%	8.98%	8.00%
Salary increases	—	3.50%	—	3.50%	—	3.50%
     In determining the expected long-term rate of return on assets, the Company considers the historical market and portfolio rates of return, asset allocations and expectations on future rates of return.
     The Company expects to make $1.7 million and $2.6 million of contributions to the Domestic and Foreign Plans, respectively, in 2006. Estimated future benefit payments are as follows (in thousands):

	Domestic	Foreign
	Plans	Plans
2006	2,072	568
2007	2,130	611
2008	2,234	705
2009	2,373	774
2010	2,446	860
2011 - 2015	14,998	7,482
     The Company sponsors defined contribution plans, which are qualified as tax-exempt plans under the Internal Revenue Code. The plans cover all full-time, non-union employees with matching contributions up to 4% of eligible compensation in the United States and up to 4% in Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to this plan were approximately $3.0 million for the years ended December 31, 2005 and January 1, 2005 and $2.5 million for the year ended January 3, 2004.
20. SUBSIDIARY GUARANTORS
     The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes. The operations and cash flows of Gentek Holdings, Gentek Building Products, Inc. and Gentek Building Products Limited are presented since the date of their acquisition on August 29, 2003. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,010	$1,046	$4,244	$—	$12,300
Accounts receivable, net	100,679	26,506	20,479	—	147,664
Intercompany receivables	—	34,843	18,787	(53,630)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	90,773	14,672	28,079	—	133,524
Income taxes receivable	—	2,860	—	(2,860)	—
Deferred income taxes	17,560	9,069	—	—	26,629
Other current assets	7,987	1,062	1,171	—	10,220

Total current assets	227,917	90,058	72,760	(56,490)	334,245
Property, plant and equipment, net	106,887	4,167	32,534	—	143,588
Goodwill	194,174	36,517	—	—	230,691
Other intangible assets, net	96,803	11,819	1,245	—	109,867
Investment in subsidiaries	137,480	36,497	—	(173,977)	—
Other assets	15,999	—	501	—	16,500

Total assets	$779,260	$179,058	$107,040	$(230,467)	$834,891

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$57,820	$13,073	$26,040	$—	$96,933
Intercompany payables	29,311	—	24,319	(53,630)	—
Accrued liabilities	41,568	9,162	6,981	—	57,711
Income taxes payable	10,263	—	368	(2,860)	7,771

Total current liabilities	138,962	22,235	57,708	(56,490)	162,415
Deferred income taxes	62,208	1,549	3,344	—	67,101
Other liabilities	16,589	17,794	9,491	—	43,874
Long-term debt	317,000	—	—	—	317,000
Stockholder’s equity	244,501	137,480	36,497	(173,977)	244,501

Total liabilities and stockholder’s equity	$779,260	$179,058	$107,040	$(230,467)	$834,891

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$831,495	$236,594	$269,453	$(163,951)	$1,173,591
Cost of sales	623,226	223,672	223,320	(163,951)	906,267

Gross profit	208,269	12,922	46,133	—	267,324
Selling, general and administrative expense	152,773	20,528	25,192	—	198,493
Facility closure costs	3,956	—	—	—	3,956

Income from operations	51,540	(7,606)	20,941	—	64,875
Interest expense, net	31,339	—	583	—	31,922
Foreign currency (gain) loss	—	—	781	—	781

Income before income taxes	20,201	(7,606)	19,577	—	32,172
Income taxes	2,748	538	6,423	—	9,709

Income before equity income from subsidiaries	17,453	(8,144)	13,154	—	22,463
Equity income from subsidiaries	5,010	13,154	—	(18,164)	—

Net income (loss)	$22,463	$5,010	$13,154	$(18,164)	$22,463

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$33,415	$(9,045)	$23,527	$47,897

Investing Activities
Additions to property, plant and equipment	(19,539)	(465)	(955)	(20,959)
Proceeds from sale of assets	40	4	38	82

Net cash used in investing activities	(19,499)	(461)	(917)	(20,877)

Financing Activities
Repayments of term loan	(23,000)	—	—	(23,000)
Dividends	(38,275)	40,000	(40,000)	(38,275)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	22,283	(36,331)	14,048	—

Net cash provided by (used in) financing activities	(50,599)	3,669	(25,952)	(72,882)

Net decrease in cash	(36,683)	(5,837)	(3,342)	(45,862)
Effect of exchange rate changes on cash	—	—	108	108
Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$7,010	$1,046	$4,244	$12,300

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,693	$6,883	$7,478	$—	$58,054
Accounts receivable, net	88,930	20,803	18,569	—	128,302
Intercompany receivables	—	—	8,582	(8,582)	—
Receivable from parent	3,490	—	—	—	3,490
Inventories	65,854	19,435	29,498	—	114,787
Deferred income taxes	—	16,471	3,393	(1,611)	18,253
Income taxes receivable	10,347	—	—	(1,487)	8,860
Other current assets	10,844	1,302	792	—	12,938

Total current assets	223,158	64,894	68,312	(11,680)	344,684
Property, plant and equipment, net	100,184	5,033	33,480	—	138,697
Goodwill	198,270	36,526	—	—	234,796
Other intangible assets, net	99,038	12,510	1,496	—	113,044
Investment in subsidiaries	130,881	59,996	—	(190,877)	—
Other assets	19,460	—	174	—	19,634

Total assets	$770,991	$178,959	$103,462	$(202,557)	$850,855

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$41,446	$13,753	$19,940	$—	$75,139
Intercompany payables	7,028	1,554	—	(8,582)	—
Accrued liabilities	39,569	9,782	7,664	—	57,015
Notes payable	11,607	—	—	—	11,607
Current portion of long-term debt	875	—	—	—	875
Deferred income taxes	1,611	—	—	(1,611)	—
Income taxes payable	—	855	632	(1,487)	—

Total current liabilities	102,136	25,944	28,236	(11,680)	144,636
Deferred income taxes	50,264	5,711	6,745	—	62,720
Other liabilities	19,150	16,423	8,485	—	44,058
Long-term debt	339,125	—	—	—	339,125
Stockholder’s equity	260,316	130,881	59,996	(190,877)	260,316

Total liabilities and stockholder’s equity	$770,991	$178,959	$103,462	$(202,557)	$850,855

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 1, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$773,546	$175,322	$217,744	$(72,653)	$1,093,959
Cost of sales	550,177	150,303	177,124	(72,653)	804,951

Gross profit	223,369	25,019	40,620	—	289,008
Selling, general and administrative expense	141,455	20,714	22,355	—	184,524
Transaction costs	67,649	—	—	—	67,649
Facility closure costs	4,535	—	—	—	4,535

Income from operations	9,730	4,305	18,265	—	32,300
Interest expense, net	27,337	8	439	—	27,784
Transaction costs	16,297	—	—	—	16,297
Foreign currency (gain) loss	—	—	387	—	387

Income before income taxes	(33,904)	4,297	17,439	—	(12,168)
Income taxes	(8,700)	1,615	5,851	—	(1,234)

Income before equity income from subsidiaries	(25,204)	2,682	11,588	—	(10,934)
Equity income from subsidiaries	14,270	11,588	—	(25,858)	—

Net income (loss)	$(10,934)	$14,270	$11,588	$(25,858)	$(10,934)

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 3, 2004
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$676,473	$55,303	$65,822	$(17,762)	$779,836
Cost of sales	478,912	45,594	54,781	(17,762)	561,525

Gross profit	197,561	9,709	11,041	—	218,311
Selling, general and administrative expense	133,468	9,031	7,072	—	149,571

Income from operations	64,093	678	3,969	—	68,740
Interest expense, net	26,933	34	402	—	27,369
Foreign currency loss (gain)	—	34	(582)	—	(548)

Income before income taxes	37,160	610	4,149	—	41,919
Income taxes	15,723	221	1,444	—	17,388

Income before equity income from subsidiaries	21,437	389	2,705	—	24,531
Equity income from subsidiaries	3,094	2,705	—	(5,799)	—

Net income (loss)	$24,531	$3,094	$2,705	$(5,799)	$24,531

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

21. CONTINGENCIES
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
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of December 29, 2007. The Company is actively continuing its ongoing process, utilizing outside assistance, of documenting, testing and evaluating the Company’s internal control over financial reporting. The process of documenting, testing and evaluating the Company’s internal control over financial reporting under the applicable guidelines is complex and time consuming, and available internal and external resources necessary to assist the Company in the documentation and testing required to comply with Section 404 are limited. While the Company currently believes it has dedicated the appropriate resources and that it will be able to fully comply with Section 404 in its annual report on Form 10-K for its fiscal year ending December 29, 2007, there can be no assurance that the Company will ultimately be able to comply with Section 404 in its Annual Report on Form 10-K for the fiscal year ending December 29, 2007 or whether it will be able to conclude the Company’s internal control over financial reporting is effective as of December 29, 2007.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information about the board of directors and executive officers for the Company.

Name	Age	Position(s)
Michael Caporale, Jr	54	Chairman of the Board, President and Chief Executive Officer
D. Keith LaVanway	41	Vice President-Chief Financial Officer, Treasurer and Secretary
Trevor Deighton	42	Vice President-Chief Operating Officer
Robert M. Franco	52	President of Alside Supply Centers
John F. Haumesser	41	Vice President-Human Resources
Kevin M. Hayes	37	Director
Ira D. Kleinman	49	Director
Thomas J. Sullivan	43	Director
Dana R. Snyder	59	Director
Christopher J. Stadler	41	Director
Dennis W. Vollmershausen	62	Director
     Set forth below is a brief description of the business experience of each of the Company’s directors and executive officers as of March 24, 2006.

     Michael Caporale, Jr., Age 54. Mr. Caporale has been Chairman of the Board, President and Chief Executive Officer of the Company and AMH II since December 2004. Mr. Caporale has been the President and Chief Executive Officer of the Company and a director since 2002. Mr. Caporale has been President, Chief Executive Officer and a director of AMH since March 2004 and President, Chief Executive Officer and a director of Holdings since 2002. Mr. Caporale was named Chief Executive Officer of the Alside division and became a director in 2001. Mr. Caporale joined the Company in 2000 as President of the Alside Window Company, became President and Chief Operating Officer of the Alside division in 2000 and was named a Vice President of the Company in 2000. Prior to joining the Company, Mr. Caporale was the President of Great Lakes Window, Inc., a subsidiary of Nortek, Inc., where he had been employed since 1995. In February 2006, Mr. Caporale announced his resignation from the Company and its direct and indirect parent companies, by mutual agreement with the Company’s board of directors. Mr. Caporale will remain an officer of the Company and its direct and indirect parent companies until his successor is named and his responsibilities transitioned. In addition, Mr. Caporale will remain on the Company’s board of directors as non-executive chairman.
     D. Keith LaVanway, Age 41. Mr. LaVanway has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since 2002 and Vice President-Finance, Chief Financial Officer, Assistant Treasurer and Assistant Secretary of AMH since March 2004 and Treasurer and Secretary of AMH since December 2004. He has been Vice President-Chief Financial Officer, Treasurer and Secretary of AMH II since December 2004. He has also been Vice President-Finance and Chief Financial Officer of Holdings since 2002 and Treasurer and Secretary of Holdings since December 2004. Mr. LaVanway joined the Company in February 2001 as Vice President-Chief Financial Officer of Alside and was also named a Vice President of the Company. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, where he served in various financial positions.
     Trevor Deighton, Age 42. Mr. Deighton joined the Company in November 2005 as the Company’s Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Deighton was employed by The Black & Decker Corporation (“Black & Decker”) since 1988 where he served in various management positions. Most recently, Mr. Deighton served as Black & Decker’s Vice President of Global Operations for its Industrial Product Group since September 2005. Mr. Deighton served as Black & Decker’s Vice President of Global Operations for its Consumer Product Group from June 2003 to August 2005. Prior to that, Mr. Deighton served as Black & Decker’s Vice President of Manufacturing for its Accessories division since July 2000.
     Robert M. Franco, Age 52. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.
     John F. Haumesser, Age 41. Mr. Haumesser joined the Company in 2001 as Alside’s Vice President, Human Resources. Prior to joining the Company, Mr. Haumesser was most recently Director, Human Resources at Pilkington Libbey-Owens-Ford, where he had been employed since 1997.
     Kevin M. Hayes, Age 37. Mr. Hayes has been a director of the Company since 2002. Mr. Hayes has also been a director of Holdings since 2002, a director of AMH since March 2004 and a director of AMH II since December 2004. He is a Partner of Weston Presidio and has served in this position since 2000. From 1996 to 2000, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Amscan Holdings, Inc.
     Ira D. Kleinman, Age 49. Mr. Kleinman has been a director since 2002. From March 2004 until December 2004, Mr. Kleinman was chairman of the board of directors and a director of AMH and he has been a director of Holdings since 2002. Since December 22, 2004, Mr. Kleinman has been a director of the Company and AMH II. Mr. Kleinman has been a General Partner of Harvest Partners for more than six years. Mr. Kleinman is also a director of Global Power Equipment Inc.
     Thomas J. Sullivan, Age 43. Mr. Sullivan has been a director of AMI, Holdings, AMH and AMH II since November 2005. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 1996. Mr. Sullivan is currently a managing director with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Sullivan held positions at The Leslie Fay Companies. Mr. Sullivan is also a director and chairman of the audit committee for Werner Holdings Inc. and a director of CCC Information Services Group Inc.

     Dana R. Snyder, Age 59. Mr. Snyder has been a director of AMI, Holdings, AMH and AMH II since December 2004. Mr. Snyder is currently serving as a director of Werner Holdings Inc. and as an advisory director of Investcorp. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation.
     Christopher J. Stadler, Age 41. Mr. Stadler has been a director of AMI, Holdings, AMH and AMH II since December 2004. Mr. Stadler has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April of 1996. Mr. Stadler is head of Investcorp North American corporate investment and is a member of Investcorp’s steering committee. Prior to joining Investcorp, Mr. Stadler was a director with CS First Boston Corporation. Mr. Stadler is also a director of Werner Holdings Inc., Stratus Technologies Inc., American Tire Distributors, Inc. and Saks Incorporated.
     Dennis W. Vollmershausen, Age 62. Mr. Vollmershausen has been a director of the Company and Holdings since 2002. Mr. Vollmershausen has also been a director of AMH since March 2004 and a director of AMH II since December 2004. He is the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, which he joined at the end of 1997. He has also been a director of Madill Equipment Inc. since 2004 and a director of Wesruth Investments Limited since 1990. From 1996 through the end of 1997, Mr. Vollmershausen worked at Champion Road Machinery, Ltd., a manufacturer of construction equipment, as President and Chief Executive Officer. Mr. Vollmershausen also served as the Chairman of the Board of London Machinery, Inc. from 1989 to 2005.
     The following individual was a director during fiscal year 2005 but has since resigned:

Name	Position(s)
Simon C. Moore	Director (from December 2004 to November 2005)
     All of the Company’s directors are elected on an annual basis, with terms expiring as of the annual meeting of stockholders. All of the officers serve at the discretion of the board of directors. The boards of directors of AMH II, AMH, Holdings and the Company each have the same composition and are subject to the rules and operating procedures as set forth in the stockholders agreement.
     The following individual was an officer during fiscal year 2005 but has since resigned:

Name	Position(s)
Kenneth L. Bloom	Joined the Company in 2000 as Alside’s Vice President of Window Manufacturing, named President of Alside Window Company in 2001, named President of Alside Siding & Window Company in 2002 and named President, Manufacturing and Supply Chain Management in 2005.
     See “Employment Agreements” below for a discussion of the Separation Agreement and General Release entered into between Mr. Bloom and the Company.
AUDIT COMMITTEE
     The members of the audit committee are appointed by the Company’s board of directors. The Company’s audit committee currently consists of Thomas Sullivan, Dennis Vollmershausen and Kevin Hayes. Mr. Sullivan, who serves as the chairman of the audit committee, is a financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the SEC. None of the audit committee members are independent, as that term is defined under either the New York Stock Exchange or The NASDAQ National Market listing requirements. The Company is not an issuer as defined under the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange. The Company believes the experience and education of the directors qualifies them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, the Company’s internal controls and procedures for financial reporting, and the Company’s compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Not applicable.
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

ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
     The following table sets forth the annual compensation paid by the Company for services rendered in 2005, 2004 and 2003 by the chief executive officer and each of the other executive officers of the Company.

						Long-Term
						Compensation
	Annual Compensation					Awards
					Other Annual	Securities
	Fiscal				Compensation	Underlying		All Other
Name and Principal Position	Year	Salary	Bonus (1)		(2)	Options/SARs(#)(3)		Compensation
Michael Caporale, Jr	2005	$645,000	$—		—	—		$11,022	(18)
Chairman, President and	2004	$575,001	$17,523,000	(6)	—	176,168	(12)	$10,431
Chief Executive Officer	2003	$500,004	$1,000,000		—	—		$109,932

D. Keith LaVanway	2005	$332,508	$—		—	—		$9,512	(18)
Vice President, Chief	2004	$301,257	$6,935,000	(7)	—	86,910	(13)	$9,070
Financial Officer	2003	$275,004	$275,000		—	—		$33,601

Trevor Deighton (4)	2005	$45,642	$320,420	(8)	—	—		$4,232	(19)
Vice President, Chief	2004	$—	$—		—	—		$—
Operating Officer	2003	$—	$—		—	—		$—

Robert M. Franco	2005	$292,500	$—		—	—		$10,787	(18)
President, Supply	2004	$267,501	$1,765,000	(9)	—	58,723	(14)	$9,916
Centers	2003	$257,505	$165,000		—	—		$84,650

John F. Haumesser	2005	$216,252	$—		—	—		$8,996	(18)
Vice President,	2004	$185,256	$1,970,000	(10)	—	23,489	(15)	$8,623
Human Resources						21,254	(16)
	2003	$168,252	$120,000		—	—		$8,294

Kenneth L. Bloom (5)	2005	$293,751	$—		—	—		$115,877	(20)
Former President,	2004	$271,254	$5,210,000	(11)	—	70,467	(17)	$9,113
Manufacturing	2003	$250,005	$210,000		—	—		$8,541
and Supply Chain Management

(1)	Bonuses paid include annual bonuses paid in connection with the Company’s Incentive Bonus Plan and bonuses paid in connection with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction. Bonuses paid in connection with the March 2004 dividend recapitalization were paid in recognition of the successful acquisition of Gentek, the Company’s performance since the April 2002 merger transaction and the completion of the 11 1/4% senior notes offering. The bonuses paid in connection with the December 2004 recapitalization transaction were paid in recognition of the Company’s performance for 2004 and the completion of the related transaction.

(2)	Perquisites and other personal benefits received by the Company’s executive officers are not included in the Summary Compensation Table because the aggregate amount of this compensation, if any, did not meet disclosure thresholds established under current SEC regulations.

(3)	Options granted through March 2004 were granted in accordance with the 2002 Plan. All such options granted under the 2002 Plan were granted prior to the March 2004 dividend recapitalization. The options granted include the following:
•	Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest over time (“Time-Based Options”). All Time-Based Options granted to executives during September 2002 were immediately vested 16% on the date of grant, representing 10% vesting upon grant plus four months of vesting from May 2002 through August 2002, with remaining vesting of 1.5% per month over 56 months. Options granted during February 2004 were immediately vested 11.5% on the date of grant, representing 10% vesting upon grant plus one month vesting from January 2004 to February 2004, with remaining vesting of 1.5% per month over 59 months;
•	Options to purchase shares of Holdings common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return (“IRR”) on the investment by Harvest Partners in Holdings (“IRR Options”). A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of Holdings and its subsidiaries or (ii) a majority of the capital stock of Holdings or a widely distributed sale of the common stock of Holdings in an underwritten public offering which yields a minimum required amount of net proceeds to Holdings and (b) the funds of Harvest Partners receive a minimum required aggregate net cash proceeds for its investment in Holdings (“2002 Plan Liquidity Event”);

•	Options to purchase shares of Holdings common stock and preferred stock as a unit, comprised of one share of preferred stock and a specified fraction of a share of common stock (“Roll-Over Options”). These options were granted in exchange for the outstanding options to purchase Associated Materials Incorporated common stock (“Predecessor Company Options”). Roll-Over Options were granted at an exercise price, which preserves the intrinsic value of the Predecessor Company Options. Each Roll-Over Option grant was 100% vested as of the date of grant.
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
     Options granted in conjunction with the December 2004 recapitalization transaction and in 2005 were granted under the 2004 Plan. The option grants are for options to purchase shares of AMH II Class B non-voting common stock at the fair market value on the date of grant, which will vest 100% on the eighth anniversary from the date of grant, provided that the option vesting may be accelerated upon the occurrence of a liquidity event and the achievement of a specified internal rate of return on the investment by Investcorp in AMH II. A liquidity event is defined as the occurrence of (a) a transaction or series of transactions which results in the sale or transfer of (i) more than a majority of the assets of AMH II and its subsidiaries or (ii) a majority of the capital stock of AMH II or (b) a widely distributed sale of the common stock of AMH II in an underwritten public offering which yields a minimum required amount of net proceeds to AMH II (“2004 Plan Liquidity Event”).
(4)	Mr. Deighton joined the Company in November 2005.

(5)	Mr. Bloom resigned from the Company effective December 31, 2005.
(6)	The bonus amount shown includes $1,200,000 of annual bonus from the Incentive Bonus Plan, $6,323,000 of bonus paid in connection with the March 2004 dividend recapitalization and $10,000,000 of bonus paid in connection with the December 2004 recapitalization transaction.
(7)	The bonus amount shown includes $310,000 of annual bonus from the Incentive Bonus Plan, $2,750,000 of bonus paid in connection with the March 2004 dividend recapitalization and $3,875,000 of bonus paid in connection with the December 2004 recapitalization transaction.
(8)	The bonus amount shown includes $280,000 of bonus paid pursuant to Mr. Deighton’s employment agreement and $40,420 for a sign-on bonus paid in connection with Mr. Deighton joining the Company.
(9)	The bonus amount shown includes $165,000 of annual bonus from the Incentive Bonus Plan, $500,000 of bonus paid in connection with the March 2004 dividend recapitalization and $1,100,000 of bonus paid in connection with the December 2004 recapitalization transaction.
(10)	The bonus amount shown includes $120,000 of annual bonus from the Incentive Bonus Plan, $750,000 of bonus paid in connection with the March 2004 dividend recapitalization and $1,100,000 of bonus paid in connection with the December 2004 recapitalization transaction.
(11)	The bonus amount shown includes $210,000 of annual bonus from the Incentive Bonus Plan, $2,000,000 of bonus paid in connection with the March 2004 dividend recapitalization and $3,000,000 of bonus paid in connection with the December 2004 recapitalization transaction.
(12)	In December 2004, in accordance with the 2004 Plan, Mr. Caporale was granted an option to purchase 176,168 shares of AMH II Class B non-voting common stock.
(13)	In December 2004, in accordance with the 2004 Plan, Mr. LaVanway was granted an option to purchase 86,910 shares of AMH II Class B non-voting common stock.
(14)	In December 2004, in accordance with the 2004 Plan, Mr. Franco was granted an option to purchase 58,723 shares of AMH II Class B non-voting common stock.
(15)	In December 2004, in accordance with the 2004 Plan, Mr. Haumesser was granted an option to purchase 23,489 shares of AMH II Class B non-voting common stock.
(16)	In February 2004, Mr. Haumesser was granted an option to purchase 10,627 shares of Holdings common stock. In conjunction with the December 2004 recapitalization transaction, all of the IRR Options and a portion of the Time-Based Options were exercised, with the remaining Time-Based options to purchase common stock of Holdings being converted into options to purchase shares of AMH Class B non-voting stock, which, upon exercise, will be contributed to AMH II in exchange for an equivalent number of shares of Class B non-voting common stock of AMH II. In recognition of the dilutive effect of the December 2004 recapitalization transaction, the option grants presented have been restated to reflect that shares underlying each original option grant to purchase one common share of Holdings is now the equivalent of an option grant to purchase two shares of AMH common stock. As such Mr. Haumesser’s options represent a grant to purchase 21,254 shares of AMH Class B non-voting stock, which is comprised of the following (restated to reflect the impact of the dilutive effect):
•	Time-Based Options granted with the option to purchase 13,284 shares of AMH common stock at $33.09 per share;

•	IRR Options granted with the option to purchase 7,970 shares of AMH common stock at $33.09 per share.
(17)	In December 2004, in accordance with the 2004 Plan, Mr. Bloom was granted an option to purchase 70,467 shares of AMH II Class B non-voting common stock.

(18)	Includes amounts accrued or allocated under a defined contribution plan of $8,400 and imputed income from group term life coverage provided by the Company in excess of $50,000.
(19)	The amount shown represents relocation expenses incurred by Mr. Deighton and paid by the Company.
(20)	Includes amounts accrued or allocated under a defined contribution plan of $8,400, a vacation pay-out of $6,346, amounts accrued for severance payments of $100,000 and imputed income of $1,131 from group term life coverage provided by the Company in excess of $50,000.
COMPENSATION AND INCENTIVE PROGRAMS
  INCENTIVE BONUS PLAN
     The Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of AMH utilizing a calculation based on adjusted EBITDA. This plan is administered by the Company’s board of directors. Mr. Caporale, a member of the board of directors for the Company, is eligible for a bonus award under this plan, however this will be subject to the terms and conditions of his departure being finalized. Bonus payments under the Incentive Bonus Plan are not guaranteed. Cash bonuses accrued in 2004 and 2003 to each of the Company’s executive officers are set forth in the Summary Compensation Table. No cash bonuses were accrued in 2005 in conjunction with the Incentive Bonus Plan. Mr. Deighton’s 2005 bonus was accrued pursuant to his employment agreement as described below.
  EMPLOYMENT AGREEMENTS
     Mr. Caporale entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Caporale serves as the Company’s President, Chief Executive Officer and a member of the board of directors. Mr. Caporale’s employment agreement provides for a base salary of $600,000, an annual incentive bonus based on growth in the earnings of AMH, certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is three years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company delivers to Mr. Caporale a notice not to extend the employment term. The terms of the employment agreement provide that if Mr. Caporale’s employment is involuntarily terminated by the Company without cause or if Mr. Caporale resigns for good reason, he will be entitled to severance equal to $1,000,000 per year, together with continued health and dental benefits, for two years, plus a pro rata incentive bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Caporale’s employment is involuntarily terminated by the Company without cause or if Mr. Caporale elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Caporale will be entitled to the following severance compensation and benefits: (1) two times Mr. Caporale’s base salary, (2) two times Mr. Caporale’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination of employment occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Caporale from another employer during this period, and (5) the cost of employee outplacement services equal to $30,000. Mr. Caporale agreed to waive the receipt from the Company of the monthly automobile allowance provided for in the employment agreement, effective September 1, 2005. In February 2006, Mr. Caporale announced his resignation from the Company and its direct and indirect parent companies, by mutual agreement with the Company’s board of directors. Mr. Caporale will remain an officer of the Company and its direct and indirect parent companies until his successor is named and his responsibilities transitioned. In addition, Mr. Caporale will remain on the Company’s board of directors as non-executive chairman. The precise terms and conditions of his departure have not yet been finalized. The material terms of any separation agreement will be described in a separate Current Report on Form 8-K and such agreement will be filed as an exhibit thereto when the terms become final.
     Mr. LaVanway entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. LaVanway serves as the Company’s Vice President — Chief Financial Officer. Mr. LaVanway’s employment agreement provides for a base salary of $310,000, an annual incentive bonus based on growth in the earnings of AMH, certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. LaVanway a notice not to extend the employment term. The employment agreement provides that if Mr. LaVanway’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. LaVanway’s employment is involuntarily terminated by the Company without cause or if Mr. LaVanway elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. LaVanway will be entitled to the following severance compensation and benefits: (1) two times Mr. LaVanway’s base salary, (2) two times Mr. LaVanway’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. LaVanway during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. Mr. LaVanway agreed to waive the receipt from the Company of the monthly automobile allowance provided for in the employment agreement, effective September 1, 2005.
     Mr. Deighton entered into an employment agreement with the Company effective as of November 28, 2005. Under the terms of his employment agreement, Mr. Deighton serves as the Company’s Vice President – Chief Operating Officer. Mr. Deighton’s employment agreement provides for a base salary of $400,000 per year, subject to increase, but not decrease, in the sole discretion of the compensation committee of the Company’s board of directors, an annual incentive bonus based on growth in the earnings of AMH, certain perquisites and participation in employee benefit plans made available to other executives. With respect to calendar year 2005, Mr. Deighton received an annual incentive bonus in the amount equal to $280,000. Further, with respect to calendar year 2006, Mr. Deighton’s minimum annual incentive bonus shall be $100,000. Mr. Deighton will also be eligible to earn a long-term incentive bonus of up to $15 million upon the occurrence of a Liquidity Event based upon the achievement of a specified Equity Value, as those terms are defined in Mr. Deighton’s employment agreement. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the commencement date and each successive anniversary thereof, the term of the employment agreement will be automatically extended for one year unless the Company gives Mr. Deighton a notice not to extend the employment term. The employment agreement provides that if Mr. Deighton’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for the longer period of twelve months or the remaining employment term, and (2) a pro rata portion of any annual incentive bonus payable for the year of termination. The employment agreement also provides that if Mr. Deighton’s employment is involuntarily terminated by the Company without cause or if Mr. Deighton elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Deighton will be entitled to the following severance compensation and benefits: (1) two times Mr. Deighton’s base salary, (2) two times Mr. Deighton’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, (4) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of the Company during this period, subject to reduction to the extent comparable benefits are actually received by Mr. Deighton from another employer during this period, and (5) the cost of employee outplacement services equal to $30,000.
     Mr. Franco entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Franco serves as the President of Alside Supply Centers. Mr. Franco’s employment agreement provides for a base salary of $270,000, an annual incentive bonus based on growth in the earnings of AMH and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The employment agreement provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the Employment Agreement also provide that if Mr. Franco’s employment is involuntarily terminated by the Company without cause or if Mr. Franco elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr.

Franco will be entitled to the following severance compensation and benefits: (1) two times Mr. Franco’s base salary, (2) two times Mr. Franco’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Franco during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. Mr. Franco agreed to waive the receipt from the Company of the monthly automobile allowance provided for in the employment agreement, effective September 1, 2005.
     Mr. Haumesser entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Under the terms of his employment agreement, Mr. Haumesser serves as Vice President, Human Resources. Mr. Haumesser’s employment agreement provides for a base salary of $190,000, an annual incentive bonus based on growth in the earnings of AMH, certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement is one year. The terms of the employment agreement provide that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Haumesser a notice not to extend the employment term. The employment agreement provides that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary for twelve months plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause or if Mr. Haumesser elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Haumesser will be entitled to the following severance compensation and benefits: (1) two times Mr. Haumesser’s base salary, (2) two times Mr. Haumesser’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if such termination occurs after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. Mr. Haumesser agreed to waive the receipt from the Company of the monthly automobile allowance provided for in the employment agreement, effective September 1, 2005.
     Mr. Bloom entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of July 27, 2004. Mr. Bloom resigned from the Company effective December 31, 2005, resulting in the termination of the employment agreement. Prior to its termination, under the terms of his employment agreement, Mr. Bloom served as the President of Alside Siding and Window Company. Mr. Bloom’s employment agreement provided for a base salary of $275,000, an annual incentive bonus based on growth in the earnings of AMH, certain perquisites and participation in employee benefit plans made available to other executives. The initial term of the employment agreement was two years. The terms of the employment agreement provided that on the first anniversary of the equity tender offer completion date and each successive anniversary thereof, the term of the employment agreement would automatically extend by one year unless the Company gave to Mr. Bloom a notice not to extend the employment term. The employment agreement provided that if Mr. Bloom’s employment was involuntarily terminated by the Company without cause, he would be entitled to severance equal to his annual base salary for twelve months or the remaining employment term, whichever was longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provided that if Mr. Bloom’s employment was involuntarily terminated by the Company without cause or if Mr. Bloom elected to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Bloom would be entitled to the following severance compensation and benefits: (1) two times Mr. Bloom’s base salary, (2) two times Mr. Bloom’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurred after June 30 in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits were actually received by Mr. Bloom during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. Mr. Bloom agreed to waive the receipt from the Company of the monthly automobile allowance provided for in the employment agreement, effective September 1, 2005.
     On January 2, 2006, Mr. Bloom entered into a Separation Agreement and General Release (the “Separation Agreement and General Release”) with the Company. The Separation Agreement and General Release provides, among other things, that: (1) the Company will provide Mr. Bloom severance pay equal to four months of his current base salary (less applicable deductions and withholdings) through April 30, 2006, (2) Mr. Bloom will be eligible to receive his current medical, dental and insurance benefits until either the earlier of April 30, 2006 or the date on which such coverage is available to him from other employment, (3) Mr. Bloom has agreed to provide a general release of the Company and its affiliates, as well as their respective officers, directors and employees, from any and all claims, and (4) Mr. Bloom has agreed to comply with certain non-competition, non-solicitation and confidentiality provisions. In addition, on January 2, 2006, AMH II entered into a Repurchase Agreement

(“Repurchase Agreement”) with Mr. Bloom. The Repurchase Agreement provides that pursuant to the stock option award agreements with Mr. Bloom, AMH II elected to exercise its rights to purchase all of the shares of Class B, Series II (Non-Voting) Common Stock of AMH II owned by Mr. Bloom for no consideration pursuant to the terms of the stock option award agreements. In addition, under the Repurchase Agreement, Mr. Bloom agreed to forfeit all of his unexercised options. Copies of the Separation Agreement and General Release and the Repurchase Agreement are attached as Exhibits 10.32 and 10.33 hereto. The foregoing descriptions of the Separation Agreement and General Release and the Repurchase Agreement are qualified in their entirety by reference to the full text of such agreements.
     Each of the executive officers’ employment agreements includes non-competition, non-solicitation, confidentiality and other restrictive covenants.
  ASSOCIATED MATERIALS HOLDINGS INC. 2002 STOCK OPTION PLAN
     In June 2002, Holdings adopted the 2002 Plan. In conjunction with the March 2004 dividend recapitalization, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same in number of shares and at the same exercise price as the original options. The board of directors of AMH administers the 2002 Plan and selects eligible executives, directors, employees and consultants of AMH and its affiliates, including the Company, to receive options. The board of directors of AMH also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors of AMH permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding Time-Based Options become immediately fully exercisable, while the IRR Options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of AMH may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
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
  AMH HOLDINGS II, INC. 2004 STOCK OPTION PLAN
     In December 2004, AMH II adopted the 2004 Plan. The Compensation Committee of the board of directors of AMH II administers the 2004 Plan and selects eligible executives, directors, employees and consultants of AMH II and its affiliates, including the Company, to receive options to purchase AMH II Class B non-voting common stock. The Compensation Committee also will determine the number of shares of stock covered by options granted under the 2004 Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2004 Plan. An option holder may pay the exercise price of an option by any legal manner that the Compensation Committee permits. Option holders generally may not transfer their options except in the event of death. If AMH II undergoes a change of control, as defined in the 2004 Plan, the Compensation Committee may accelerate the exercisability of all or a portion of the outstanding options, adjust outstanding options by substituting stock, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the board of directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the 2004 Plan will remain outstanding in accordance with their terms.

  STOCK OPTION AWARD AGREEMENTS
     In connection with the December 2004 recapitalization transaction, certain members of senior management of the Company received stock options to purchase shares of AMH II class B non-voting common stock under the 2004 Plan pursuant to various Stock Option Award Agreements entered into on December 22, 2004. In March 2005 and in June 2005, certain other employees of the Company received stock options to purchase shares of AMH II class B non-voting common stock under the 2004 Plan. For additional information on the performance based options, see Note 16 to the consolidated financial statements hereto.
  COMPENSATION COMMITTEE
     The Company’s compensation committee consists of Ira Kleinman, Christopher Stadler and Dennis Vollmershausen. The compensation committee determines the Company’s compensation policies and forms of compensation provided to its directors and officers. The compensation committee also reviews and determines bonuses for the Company’s officers and other employees. As described in “Incentive Bonus Plan” above, the Company maintains an Incentive Bonus Plan providing for annual bonus awards to certain key employees, including each of the executive officers of the Company. Bonus amounts are based on growth in the estimated equity value of AMH. In addition, the compensation committee reviews and determines stock based compensation for the Company’s directors, officers, employees and consultants and administrators of AMH II’s stock incentive plan.
  CHIEF EXECUTIVE OFFICER COMPENSATION
     Mr. Caporale’s compensation in 2005 was governed by his employment agreement. The terms of Mr. Caporale’s employment agreement are set forth in the section “Employment Agreements” above. Amounts paid and granted to Mr. Caporale in 2005 are disclosed in the “Summary Compensation Table.” In February 2006, Mr. Caporale announced his resignation from the Company and its direct and indirect parent companies, by mutual agreement with the Company’s board of directors. Mr. Caporale will remain an officer of the Company and its direct and indirect parent companies until his successor is named and his responsibilities transitioned. In addition, Mr. Caporale will remain on the Company’s board of directors as non-executive chairman. The precise terms and conditions of his departure have not yet been finalized. The material terms of any separation agreement will be described in a separate Current Report on Form 8-K and such agreement will be filed as an exhibit thereto when the terms become final.
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
OPTION/SAR GRANTS IN 2005
     There were no grants of stock options or stock appreciation rights to the Company’s executive officers in 2005.

AGGREGATED OPTION/SAR EXERCISES IN 2005
AND DECEMBER 31, 2005 OPTION/SAR VALUES
     The following table provides information regarding the unexercised options held as of December 31, 2005 for each of the Company’s executive officers. The Company has not granted stock appreciation rights.

			Number Of Securities Underlying		Value Of Unexercised
	Securities		Unexercised Options/SARs At		In-The-Money Options/SARs At
	Acquired On	Value	December 31, 2005 (2)		December 31, 2005 (3)
Name	Exercise (#) (1)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Caporale, Jr	—	$—	80,001	230,371	$—	$—
D. Keith LaVanway	—	$—	40,228	107,237	$—	$—
Robert M. Franco	—	$—	14,480	65,499	$—	$—
John F. Haumesser	—	$—	10,493	34,250	$—	$—
Trevor Deighton	—	$—	—	—	$—	$—
Kenneth L. Bloom	—	$—	29,867	—	$—	$—

(1)	There were no exercises of options by the Company’s executive officers during 2005.

(2)	Options outstanding as of December 31, 2005 include those options granted from the 2002 Plan and the 2004 Plan. The number of options shown has been adjusted to reflect that each option grant from the 2002 Plan is currently exercisable for two shares of common stock of AMH.

(3)	There were no in-the-money options at December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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
     All of the voting common stock of AMH II is held by affiliates of Harvest Partners and all of the preferred stock of AMH II (a portion of which is voting preferred stock) is held by affiliates of Investcorp, with the result that such affiliates of Harvest Partners and Investcorp, respectively, each hold 50% of the voting capital stock of AMH II. As a result of their ownership of voting capital stock and a stockholders agreement, affiliates of Investcorp and Harvest Partners have the ability to designate a majority of the board of directors of AMH II and all of its subsidiaries and to control action to be taken by AMH II and its subsidiaries and their respective boards of directors, including amendments to their respective certificates of incorporation and by-laws and approval of significant corporate transactions, including mergers and sales of substantially all of the assets of AMH II and any of its subsidiaries.
     The following table sets forth certain information as of March 17, 2006 regarding the beneficial ownership of AMH II by:
•	each person known by the Company to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of AMH II;

•	the directors and named executive officers of the Company; and

•	all directors and named executive officers of the Company as a group.
     The Company determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials Incorporated, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Class A Preferred Stock		Class B Common Stock
	Number of
	Shares –		Number of
	Series	% of	Shares – Series	% of
	I (voting)	Class	I (voting)	Class
Investcorp S.A.(1)	500,000	100%	—	—
Sipco Limited(2)	500,000	100%	—	—
AM Equity Limited(3)	95,835	19.2%	—	—
AM Investments Limited(4)	95,835	19.2%	—	—
Associated Equity Limited(5)	95,835	19.2%	—	—
Associated Investments Limited(6)	95,835	19.2%	—	—
Investcorp 2005 AMH Holdings II Portfolio Limited Partnership(7)	46,661	9.3%	—	—
Investcorp Coinvestment Partners II, L.P.(8)	36,666	7.3%	—	—
Investcorp Coinvestment Partners I, L.P.(9).	33,333	6.7%	—	—
Harvest Funds(10)(11)(12)	—	—	500,000	100%

	Class B Common Stock		Class B Common Stock
	Number of
	Shares –		Number of
	Series	% of	Shares – Series	% of
	I (voting)	Class	II (non-voting)	Class
Executive Officers and Directors
Michael Caporale, Jr. (13)	—	—	164,442	12.5%
D. Keith LaVanway (14)	—	—	51,437	4.0%
Trevor Deighton	—	—	—	—
Robert M. Franco (15)	—	—	16,074	1.3%
John F. Haumesser (16)	—	—	12,087	1.0%
Kevin M. Hayes (17)	—	—	228,719	18.6%
Ira D. Kleinman (18)	500,000	100%	—	—
Thomas Sullivan	—	—	—	—
Dana R. Snyder	—	—	—	—
Christopher J. Stadler	—	—	—	—
Dennis W. Vollmershausen (19)	—	—	2,945	*
All directors and executive officers as a group	500,000	100%	475,704	34.1%

*	less than 1%
(1)	Investcorp S.A. does not directly own any shares of stock of AMH II. With respect to the shares of Series I Class A Preferred Stock held by Investcorp 2005 AMH Holdings II Portfolio Limited Partnership (46,661 shares), Investcorp Coinvestment Partners II, L.P. (36,666 shares) and Investcorp Coinvestment Partners I, L.P. (33,333 shares), an indirect subsidiary of Investcorp S.A. is the general partner of each of those partnerships and, therefore, Investcorp S.A. may be deemed to share beneficial ownership of those shares. The balance of the shares of Series I Class A Preferred Stock is owned by AM Equity Limited, AM Investments Limited, Associated Equity Limited and Associated Investments Limited (collectively, the “AMH Investors”). Investcorp S.A. does not own any of the shares of the AMH Investors. Investcorp may be deemed to share beneficial ownership of the shares of Series I Class A Preferred Stock held by the AMH Investors because the owners of the voting stock of the AMH Investors have entered into revocable management services or similar agreements with an affiliate of Investcorp S.A. pursuant to which each of the entities owning the voting stock of the AMH Investors, or such entities’ stockholders, has granted such affiliate the authority to direct the voting and disposition of the voting shares issued by such entity, which permits Investcorp S.A. to control the voting and disposition of the Series I Class A Preferred Stock owned by each AMH Investor for so long as such agreements are in effect. The address for Investcorp Bank S.A. is 6 rue Adolphe Fischer, Luxembourg.

(2)	Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp S.A.’s shares. Sipco Limited is a Cayman Islands company with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(3)	AM Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(4)	AM Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(5)	Associated Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(6)	Associated Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(7)	Investcorp 2005 AMH Holdings II Portfolio Limited Partnership is a Cayman Islands exempted limited partnership with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(8)	Investcorp Coinvestment Partners II, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(9)	Investcorp Coinvestment Partners I, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(10)	Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) (“Harvest Partners III, GbR”), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG (“Harvest Partners IV KG”). Harvest Associates III, L.L.C., which has five voting members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has five voting members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, Inc. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

(11)	Includes 131,978 shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and 18,022 shares of Class B Series I (voting) common stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Associates III, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of AMH. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, and Thomas Arenz. Mr. Kleinman is on the boards of directors of AMI, Holdings, AMH and AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

(12)	Includes 286,465 shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and 63,535 shares of Class B Series I (voting) common stock owned by Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of Class B common stock of AMH beneficially owned by it. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim and Thomas Arenz. Mr. Kleinman is on the boards of directors of AMI, Holdings, AMH and AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG are collectively referred to as the “Harvest Funds.” The address of the named entities is 280 Park Avenue, 33rd Floor, New York, New York 10017.

(13)	Includes 71,688 shares of Class B Series II (non-voting) common stock owned by Mr. Caporale and options to purchase 92,754 shares of Class B Series II (non-voting) common stock.

(14)	Includes 6,426 shares of Class B Series II (non-voting) common stock owned by Mr. LaVanway and options to purchase 45,011 shares of Class B Series II (non-voting) common stock.

(15)	Includes options to purchase 16,074 shares of Class B Series II (non-voting) common stock.

(16)	Includes options to purchase 12,087 shares of Class B Series II (non-voting) common stock.

(17)	Mr. Hayes is a director for AMH II, AMH, Holdings and AMI, representing four of AMH II’s stockholders, Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P. and WPC Entrepreneur Fund II, L.P., which are collectively referred to as the “Weston Funds.” Mr. Hayes’ election as a director is prescribed by the stockholders agreement. See Item 13. “Certain Relationships and Related Transactions — The Stockholders Agreement.” The shares included in the table above includes shares held by the Weston Funds as follows: Weston Presidio Capital III, L.P. holds 65,992 shares of Class B Series II (non-voting) common stock; Weston Presidio Capital IV holds 156,986 shares of Class B Series II (non-voting) common stock; WPC Entrepreneur Fund, L.P. holds 3,256 shares of Class B Series II (non-voting) common stock; and WPC Entrepreneur Fund II, L.P. holds 2,485 shares of Class B Series II (non-voting) common stock. Mr. Hayes is a member or partner, as the case may be, of the general partner of the Weston Funds. Mr. Hayes disclaims beneficial ownership of the shares held by the Weston Funds, except to the extent of his pecuniary interest therein.

(18)	Includes shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and shares of Class B Series I (voting) common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a voting member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(19)	Includes 1,319 shares of Class B Series II (non-voting) common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen also holds options to purchase 1,626 shares of Class B Series II (non-voting) common stock.
CHANGES IN CONTROL
     STOCKHOLDERS AGREEMENT
     In connection with the December 2004 recapitalization transaction, on December 22, 2004, all of the stockholders of AMH II entered into a stockholders agreement which grants stockholders of AMH II the right, under certain conditions, to cause AMH II to enter into transactions that may be deemed to cause a change of control of the Company. The terms of the stockholders agreement are more fully described below under Item 13 “Certain Relationships and Related Transactions.”
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
     In connection with the recapitalization transaction, on December 22, 2004, the stockholders of AMH entered into a restructuring agreement pursuant to which such stockholders contributed their shares of the capital stock of AMH to AMH II in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. Following this exchange, all of the former stockholders of AMH became the stockholders of AMH II, and AMH II became the sole stockholder of AMH. Holdings remains the sole stockholder of AMI.
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
     Pursuant to the stockholders agreement, Harvest Partners has the right to designate three members of a seven member board of directors of AMH II and Investcorp has the right to designate three of the seven members of the board of directors of AMH II. An additional board seat will be occupied by the chief executive officer of the Company, who is currently Michael Caporale, Jr. The boards of directors of AMH, Holdings and the Company have the same composition and are subject to the same rules and operating procedures as set forth in the stockholders agreement. The number of directors that each of Investcorp and Harvest Partners can designate to the board of directors is reduced as their equity ownership in AMH II is reduced below specified percentages. Funds managed by Harvest Partners, and Investcorp each hold 50% of the voting capital stock of AMH II. All decision making by the board of directors will generally require the affirmative vote of a majority of the members of the entire board of directors. In addition, certain matters, such as issuing additional equity securities, new debt financings, acquisitions and related transactions, and other significant transactions, require the affirmative vote of at least one director nominated by Harvest Partners and one director nominated by Investcorp (a “Special Board Approval”). The number of matters that require a Special Board Approval is reduced as the equity ownership of each of Harvest Partners and Investcorp falls below certain stated thresholds.
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
MANAGEMENT AGREEMENT
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a discussion of the Company’s management agreement with Investcorp and Harvest Partners. Under the financing and M&A advisory agreements, affiliates of Investcorp received $9.1 million for management and financial advisory services in connection with the December 2004 recapitalization transaction. Additionally, the Company entered into an agreement with Investcorp for management advisory, strategic planning and consulting services for which the Company paid Investcorp a total of $6 million on December 22, 2004. As described in the management services agreement with Investcorp, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. In connection with the December 2004 recapitalization transaction, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, Harvest Partners received $4.9 million in connection with the December 2004 recapitalization transaction. Additionally, Harvest Partners received approximately $0.8 million for management fees for each of 2005 and 2004 and $1.3 million in financial advisory services in 2004 in connection with the completion of the offering of AMH’s 11 1/4% notes and the related transactions.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees billed to the Company by the independent accountants, Ernst & Young LLP, for services rendered during fiscal years 2005 and 2004 (in thousands):

	2005	2004
Audit Fees	$789	$1,350
Audit-Related Fees	35	35
Tax Fees	301	361

Total Fees	$1,125	$1,746

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
AUDIT FEES
     Audit Fees principally constitute fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s consolidated financial statements for each of the fiscal years 2005 and 2004 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q filed during fiscal years 2005 and 2004. The Audit Committee pre-approved 100% of the audit fees in 2004 and 2005.
AUDIT-RELATED FEES
     Audit-related fees constitute fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, other than the services reported above under “Audit Fees,” in each of the fiscal years 2005 and 2004. In fiscal year 2005, audit-related fees principally consisted of general assistance with preparing for reporting on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. In fiscal year 2004, audit-related fees principally consisted of fees associated with the recapitalization transactions. The Audit Committee pre-approved 100% of the audit-related fees in 2004 and 2005.

TAX FEES
     Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2005 and 2004. In fiscal years 2005 and 2004, tax fees principally consisted of fees for tax compliance and review of transaction related tax matters. The Audit Committee pre-approved 100% of the tax fees in 2004 and 2005.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     The following documents are included in this report.
(A)(1) FINANCIAL STATEMENTS
     See Index to Consolidated Financial Statements at Item 8 on Page 37 of this report.

(A)(2) FINANCIAL STATEMENT SCHEDULES
     All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.
(C) EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and the Company (incorporated by reference to Exhibit 99(d)(1) of Schedule TO filed by Associated Materials Holdings, Inc. and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

3.3	Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

3.4	Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

4.1	Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among the Company, AMI Management Company and Wilmington Trust Company(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.2	Supplemental Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Al side, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.3	Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for fiscal year ended January 3, 2004.)

4.4	Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.1	Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

Exhibit
Number	Description
10.2	Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.3	Form of Subsidiary Security and Pledge Agreement, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.4	Form of Subsidiary Guaranty, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.5	Assumption Agreement, dated as of April 19, 2002, by and among the Company and AMI Management Company, as guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.6	Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) (“USX”) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-64788).

10.7	Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 33-64788).

10.8	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 33-84110).

10.9	Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.10	Asset Purchase Agreement, dated as of June 24, 2002, between the Company and Amer Cable Incorporated (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.11	Associated Materials Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.12	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.13	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and D. Keith LaVanway(incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.14	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).

10.15	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

10.16	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Kenneth L. Bloom (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

Exhibit
Number	Description
10.17	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.18	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and John F. Haumesser (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.19	Stock Purchase Agreement (the “Stock Purchase Agreement”), dated July 31, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 31, 2003).

10.20	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 29, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on September 12, 2003).

10.21	Amendment Agreement, dated December 22, 2004, by and between Associated Materials Incorporated, Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.22	Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.23	Financing Advisory Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.24	M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.25	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.26	Superholdco Pledge and Security Agreement, dated December 22, 2004, by and between AMH, as Pledgor in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.27	Form of Superholdco Guaranty, dated December 22, 2004, by and between AMH, as Guarantor, in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.28	Stock Purchase Agreement, dated December 5, 2004, by and between AMH and the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004).

10.29	Stockholders Agreement, dated December 22, 2004, by and between the stockholders of AMH (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.30	Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and AMI (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

Exhibit
Number	Description
10.31	Employment Agreement, dated as of December 14, 2005, between the Company and Trevor Deighton (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 16, 2005).

10.32	Separation Agreement and General Release Between the Company and Kenneth L. Bloom, dated as of January 2, 2006.

10.33	Repurchase Agreement Between Kenneth L. Bloom and AMH Holdings II, Inc., dated as of January 2, 2006.

10.34	Amendment No. 1, dated as of February 1, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 22, 2004, by and among the Company and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 24, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL CAPORALE, JR.	Chairman, President and Chief Executive	March 24, 2006
Michael Caporale, Jr.	Officer
(Principal Executive Officer)

/s/ D. KEITH LAVANWAY	Vice President-Chief Financial Officer,	March 24, 2006
D. Keith LaVanway	Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Kevin M. Hayes *	Director
Ira D. Kleinman *	Director
Thomas Sullivan *	Director
Dana R. Snyder *	Director
Christopher J. Stadler *	Director
Dennis W. Vollmershausen *	Director

* By:	/s/ D. KEITH LAVANWAY	March 24, 2006
D. Keith LaVanway
Attorney-in-Fact
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     No annual report or proxy material has been sent to security holders covering fiscal 2005.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and the Company (incorporated by reference to Exhibit 99(d)(1) of Schedule TO filed by Associated Materials Holdings, Inc. and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

3.3	Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

3.4	Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

4.1	Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among the Company, AMI Management Company and Wilmington Trust Company(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.2	Supplemental Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Al side, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.3	Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for fiscal year ended January 3, 2004.)

4.4	Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.1	Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.2	Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.3	Form of Subsidiary Security and Pledge Agreement, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.4	Form of Subsidiary Guaranty, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

Exhibit
Number	Description
10.5	Assumption Agreement, dated as of April 19, 2002, by and among the Company and AMI Management Company, as guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.6	Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) (“USX”) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-64788).

10.7	Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 33-64788).

10.8	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 33-84110).

10.9	Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.10	Asset Purchase Agreement, dated as of June 24, 2002, between the Company and Amer Cable Incorporated (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.11	Associated Materials Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.12	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.13	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and D. Keith LaVanway (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.14	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).

10.15	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

10.16	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Kenneth L. Bloom (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.17	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.18	Amended and Restated Employment Agreement, dated as of July 31, 2004, between the Company and John F. Haumesser (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.19	Stock Purchase Agreement (the “Stock Purchase Agreement”), dated July 31, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 31, 2003).

10.20	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 29, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The

Exhibit
Number	Description
Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on September 12, 2003).

10.21	Amendment Agreement, dated December 22, 2004, by and between Associated Materials Incorporated, Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.22	Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.23	Financing Advisory Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.24	M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.25	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.26	Superholdco Pledge and Security Agreement, dated December 22, 2004, by and between AMH, as Pledgor in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.27	Form of Superholdco Guaranty, dated December 22, 2004, by and between AMH, as Guarantor, in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.28	Stock Purchase Agreement, dated December 5, 2004, by and between AMH and the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004).

10.29	Stockholders Agreement, dated December 22, 2004, by and between the stockholders of AMH (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.30	Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and AMI (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.31	Employment Agreement, dated as of December 14, 2005, between the Company and Trevor Deighton (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 16, 2005).

10.32	Separation Agreement and General Release Between the Company and Kenneth L. Bloom, dated as of January 2, 2006.

10.33	Repurchase Agreement Between Kenneth L. Bloom and AMH Holdings II, Inc., dated as of January 2, 2006.

10.34	Amendment No. 1, dated as of February 1, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 22, 2004, by and among the Company and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006).

Exhibit
Number	Description
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.