Form 10-Q
period 2006-04-01
ASSOCIATED MATERIALS INC
filed 2006-05-16
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          April 1, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 14, 2006, the Registrant had 100 shares of common stock outstanding, all of which is held by an affiliate of the Registrant.

ASSOCIATED MATERIALS INCORPORATED
REPORT FOR THE QUARTER ENDED APRIL 1, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,448	$12,300
Accounts receivable, net	150,689	147,664
Receivable from parent	3,908	3,908
Inventories	152,005	133,524
Deferred income taxes	26,629	26,629
Other current assets	9,707	10,220

Total current assets	346,386	334,245

Property, plant and equipment, net	141,304	143,588
Goodwill	230,693	230,691
Other intangible assets, net	109,056	109,867
Other assets	15,356	16,500

Total assets	$842,795	$834,891

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$104,251	$96,933
Accrued liabilities	51,210	57,711
Income taxes payable	3,834	7,771

Total current liabilities	159,295	162,415

Deferred income taxes	67,085	67,101
Other liabilities	44,127	43,874
Long-term debt	331,703	317,000
Stockholder’s equity	240,585	244,501

Total liabilities and stockholder’s equity	$842,795	$834,891

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 1,	April 2,
	2006	2005
Net sales	$259,280	$218,569
Cost of sales	200,176	169,537

Gross profit	59,104	49,032
Selling, general and administrative expense	51,014	50,751
Facility closure costs	—	2,553

Income (loss) from operations	8,090	(4,272)
Interest expense, net	7,726	7,311
Foreign currency (gain) loss	159	(3)

Income (loss) before income taxes	205	(11,580)
Income taxes (benefit)	89	(4,319)

Net income (loss)	$116	$(7,261)

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	April 1,	April 2,
	2006	2005
Operating Activities
Net income (loss)	$116	$(7,261)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,380	4,956
Amortization of deferred financing costs	720	756
Amortization of management fee	125	1,000
Stock compensation expense	—	319
Changes in operating assets and liabilities:
Accounts receivable, net	(3,219)	(2,450)
Inventories	(18,709)	(25,347)
Income taxes	(3,934)	(3,387)
Accounts payable and accrued liabilities	1,052	(4,441)
Other	1,294	(1,507)

Net cash used in operating activities	(17,175)	(37,362)

Investing Activities
Additions to property, plant and equipment	(2,456)	(9,128)

Net cash used in investing activities	(2,456)	(9,128)

Financing Activities
Net increase in revolving line of credit	14,703	43,619
Dividends	(3,833)	(33,713)
Settlement of promissory notes	—	(11,607)
Financing costs	(108)	—

Net cash provided by (used in) financing activities	10,762	(1,701)

Net decrease in cash	(8,869)	(48,191)
Effect of exchange rate changes on cash	17	(174)

Cash at beginning of period	12,300	58,054

Cash at end of period	$3,448	$9,689

Supplemental information:
Cash paid for interest	$2,732	$2,129

Cash paid (received) for income taxes	$4,050	$(1,004)

See accompanying notes.

ASSOCIATED MATERIALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 1, 2006
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited financial statements of Associated Materials Incorporated (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three month periods ended April 1, 2006 and April 2, 2005. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 31, 2005.
     A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”).
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
     Certain prior period amounts have been reclassified to conform with the current period presentation.
Note 2 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	April 1,	December 31,
	2006	2005
Raw materials	$33,948	$27,480
Work-in-process	12,444	10,709
Finished goods and purchased stock	105,613	95,335

	$152,005	$133,524

Note 3 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $230.7 million as of both April 1, 2006 and December 31, 2005 consists of $194.2 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	April 1, 2006			December 31, 2005
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$109,280	$7,047	$102,233	$109,280	$6,580	$102,700
Patents	10	6,550	2,579	3,971	6,550	2,416	4,134
Customer base	7	4,815	1,963	2,852	4,824	1,791	3,033

Total other intangible assets		$120,645	$11,589	$109,056	$120,654	$10,787	$109,867

     The Company has determined that trademarks and trade names totaling $81.1 million (included in the $109.3 million in the table above) consisting primarily of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended April 1, 2006 and April 2, 2005.
Note 4 — Long-Term Debt
     Long-term debt consists of the following (in thousands):

	April 1,	December 31,
	2006	2005
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	152,000	152,000
Revolving loans under credit facility	14,703	—

Total debt	$331,703	$317,000

     On February 1, 2006, the Company entered into an amendment to the credit facility that amended certain covenants that require the Company to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of April 1, 2006.
     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of April 1, 2006 was $324.2 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of April 1, 2006 was $78.5 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on the Company’s ability to make such distributions, payments or loans to its direct and indirect parent companies. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $734.4 million as of April 1, 2006.
Note 5 — Stock Plans
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, “Accounting for Stock Based Compensation,” Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related accounting interpretations, and eliminates the use of the intrinsic value method. For all stock options granted prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25 to value stock options for reporting purposes and the minimum value method under SFAS No. 123 to value stock options for pro forma disclosure purposes. SFAS No. 123 (Revised) requires the expensing of all stock-based compensation, including stock options, using a fair value based method. The Company adopted this standard at the beginning of fiscal 2006. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company will continue to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled after January 1, 2006. For stock options granted after January 1, 2006, the Company recognizes compensation expense over the requisite service period, in accordance with SFAS No. 123 (Revised). The ultimate impact this standard will have on the Company’s financial statements will depend on the amount and terms of share-based payments granted after the date of adoption. The Company did not issue any share-based payments during the first quarter of 2006.
Note 6 — Comprehensive Income
     Comprehensive loss differs from net income (loss) due to foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 1,	April 2,
	2006	2005
Net income (loss) as reported	$116	$(7,261)
Foreign currency translation adjustments	(198)	(807)

Comprehensive loss	$(82)	$(8,068)

Note 7 — Retirement Plans
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

	Quarter		Quarter
	Ended		Ended
	April 1,		April 2,
	2006		2005
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$127	$493	$123	$331
Interest cost	688	591	670	504
Expected return on assets	(732)	(653)	(758)	(533)
Amortization of prior service costs	—	7	—	—
Amortization of unrecognized net loss	228	10	143	—

Net periodic pension cost	$311	$448	$178	$302

Note 8 — Subsidiary Guarantors
     The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally (collectively, the “Subsidiary Guarantees”) on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek, Gentek Building Products Inc. and Alside, Inc. (“Guarantor Subsidiaries”). Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited (“Non-Guarantor Subsidiary”) is a Canadian company and does not guarantee the Company’s 9 3/4% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of default on the Subsidiary Guarantees other than its subordination to senior indebtedness.
ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,029	$407	$2,012	$—	$3,448
Accounts receivable, net	97,721	26,146	26,822	—	150,689
Intercompany receivables	—	33,221	18,789	(52,010)	—
Receivable from parent	3,908	—	—	—	3,908
Inventories	98,346	19,611	34,048	—	152,005
Income taxes receivable	—	3,059	—	(3,059)	—
Deferred income taxes	17,560	9,069	—	—	26,629
Other current assets	7,279	979	1,449	—	9,707

Total current assets	225,843	92,492	83,120	(55,069)	346,386

Property, plant and equipment, net	105,229	3,901	32,174	—	141,304
Goodwill	194,174	36,519	—	—	230,693
Other intangible assets, net	96,244	11,646	1,166	—	109,056
Investment in subsidiaries	137,604	38,947	—	(176,551)	—
Other assets	14,875	—	481	—	15,356

Total assets	$773,969	$183,505	$116,941	$(231,620)	$842,795

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$51,041	$20,879	$32,331	$—	$104,251
Intercompany payables	38,952	—	13,058	(52,010)	—
Accrued liabilities	39,683	5,685	5,842	—	51,210
Income taxes payable	6,365	—	528	(3,059)	3,834

Total current liabilities	136,041	26,564	51,759	(55,069)	159,295

Deferred income taxes	62,207	1,549	3,329	—	67,085
Other liabilities	17,136	17,788	9,203	—	44,127
Long-term debt	318,000	—	13,703	—	331,703
Stockholder’s equity	240,585	137,604	38,947	(176,551)	240,585

Total liabilities and stockholder’s equity	$773,969	$183,505	$116,941	$(231,620)	$842,795

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$182,349	$57,858	$60,313	$(41,240)	$259,280
Cost of sales	137,335	54,723	49,358	(41,240)	200,176

Gross profit	45,014	3,135	10,955	—	59,104
Selling, general and administrative expense	39,564	4,867	6,583	—	51,014

Income (loss) from operations	5,450	(1,732)	4,372	—	8,090
Interest expense, net	7,494	—	232	—	7,726
Foreign currency loss	—	—	159	—	159

Income (loss) before income taxes	(2,044)	(1,732)	3,981	—	205
Income taxes (benefit)	(1,837)	593	1,333	—	89

Income (loss) before equity income from subsidiaries	(207)	(2,325)	2,648	—	116
Equity income (loss) from subsidiaries	323	2,648	—	(2,971)	—

Net income	$116	$323	$2,648	$(2,971)	$116

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(10,701)	$(2,232)	$(4,242)	$(17,175)

Investing Activities
Additions to property, plant and equipment	(1,979)	(26)	(451)	(2,456)

Net cash used in investing activities	(1,979)	(26)	(451)	(2,456)

Financing Activities
Net increase in revolving line of credit	1,000	—	13,703	14,703
Dividends	(3,833)	—	—	(3,833)
Financing Costs	(108)	—	—	(108)
Intercompany transactions	9,640	1,619	(11,259)	—

Net cash provided by financing activities	6,699	1,619	2,444	10,762

Net decrease in cash	(5,981)	(639)	(2,249)	(8,869)
Effect of exchange rate changes on cash	—	—	17	17

Cash at beginning of period	7,010	1,046	4,244	12,300

Cash at end of period	$1,029	$407	$2,012	$3,448

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 2, 2005
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$154,714	$45,122	$46,021	$(27,288)	$218,569
Cost of sales	118,169	40,371	38,285	(27,288)	169,537

Gross profit	36,545	4,751	7,736	—	49,032
Selling, general and administrative expense	38,732	5,920	6,099	—	50,751
Facility closure costs	2,553	—	—	—	2,553

Income (loss) from operations	(4,740)	(1,169)	1,637	—	(4,272)
Interest expense, net	7,198	2	111	—	7,311
Foreign currency (gain) loss	—	—	(3)	—	(3)

Income (loss) from before income taxes	(11,938)	(1,171)	1,529	—	(11,580)
Income taxes (benefit)	(4,378)	(481)	540	—	(4,319)

Income (loss) before equity income from subsidiaries	(7,560)	(690)	989	—	(7,261)
Equity income (loss) from subsidiaries	299	989	—	(1,288)	—

Net income (loss)	$(7,261)	$299	$989	$(1,288)	$(7,261)

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 2, 2005
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(14,155)	$(9,984)	$(13,223)	$(37,362)

Investing Activities
Additions to property, plant and equipment	(8,627)	(315)	(186)	(9,128)

Net cash used in investing activities	(8,627)	(315)	(186)	(9,128)

Financing Activities
Net increase in revolving line of credit	30,666	—	12,953	43,619
Dividends	(33,713)	—	—	(33,713)
Settlement of promissory notes	(11,607)	—	—	(11,607)
Intercompany transactions	82	5,056	(5,138)	—

Net cash provided by (used in) financing activities	(14,572)	5,056	7,815	(1,701)

Net increase (decrease) in cash	(37,354)	(5,243)	(5,594)	(48,191)
Effect of exchange rates on cash	—	—	(174)	(174)

Cash at beginning of period	43,693	6,883	7,478	58,054

Cash at end of period	$6,339	$1,640	$1,710	$9,689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing. Vinyl windows and vinyl siding together comprise approximately 60% of the Company’s total net sales, while aluminum and steel products comprise approximately 18%. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home repair and remodeling and new home construction principally through the Company’s North American network of 128 supply centers. Approximately 60% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 40% sold to the new construction market. The supply centers provide “one-stop shopping” to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s remodeling products in the future. In the short term, despite relatively strong consumer confidence and low levels of unemployment, there are a number of factors which indicate that the strength in the housing market may be weakening. Sales of new single-family homes declined in the first quarter of 2006 compared to both the first quarter and the fourth quarter of 2005 and the inventory of homes available for sale increased during the first quarter of 2006. In addition, the pace of new home construction is slowing, as single-family housing starts declined in February and March of 2006. Despite many indicators pointing to a decline in the housing market, many home builders continue to remain positive that 2006 will still be a strong year, albeit not as strong as 2005. While mortgage interest rates are increasing, rates are still well below the long-term historical averages. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas and strong overall consumption of raw materials, the Company, along with the entire building products industry, experienced significant inflation during 2004 and 2005 in key raw material commodity costs – particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl siding products. This includes significant increases in vinyl resin in the fourth quarter of 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs. In addition, London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. The Company believes that the increases in aluminum costs in the latter portion of 2005 and continuing into 2006 have been a result of speculation in the commodities markets, rather than a reflection of the fundamentals of supply and demand. To offset the inflation of raw materials, the Company announced price increases on certain of its product offerings in 2004 as well as in 2005. In addition, due to the overall higher cost of aluminum in 2006, the Company announced further price increases on its aluminum products in February of 2006 and is planning another increase in the second quarter of 2006. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Further, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve the announced price increases.
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
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. While the Company intends to analyze new and existing markets for the selection of new supply center locations, the Company does not currently intend to open any new supply center locations for fiscal 2006.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 1,	April 2,
	2006	2005
Net sales	$259,280	$218,569
Cost of sales	200,176	169,537

Gross profit	59,104	49,032
Selling, general and administrative expense	51,014	50,751
Facility closure costs	—	2,553

Income (loss) from operations	8,090	(4,272)
Interest expense, net	7,726	7,311
Foreign currency (gain) loss	159	(3)

Income (loss) before income taxes	205	(11,580)
Income taxes (benefit)	89	(4,319)

Net income (loss)	$116	$(7,261)

Other Data:
EBITDA (a)	$13,311	$687
Adjusted EBITDA (a)	15,680	4,556

(a)	EBITDA is calculated as net income (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 1,	April 2,
	2006	2005
Net income (loss)	$116	$(7,261)
Interest	7,726	7,311
Taxes	89	(4,319)
Depreciation and amortization	5,380	4,956

EBITDA	13,311	687
Foreign currency (gain) loss	159	(3)
Separation costs (b)	2,085	—
Amortization of management fee (c)	125	1,000
Stock compensation expense	—	319
Facility closure costs (d)	—	2,553

Adjusted EBITDA	$15,680	$4,556

(b)	Represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company expenses the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. As such, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of equipment relocation expenses.
Quarter Ended April 1, 2006 Compared to Quarter Ended April 2, 2005
     Net sales increased 18.6%, or $40.7 million, during the first quarter of 2006 compared to the same period in 2005 driven primarily by increased sales volumes for both vinyl windows and vinyl siding, along with the impact of price increases implemented during the fourth quarter of 2005 and the first quarter of 2006. The Company experienced unit volume increases in vinyl windows and siding, of 18% and 7%, respectively, during the first quarter of 2006 as compared to the first quarter of 2005. The Company believes that its sales volumes for the first quarter of 2006 were positively impacted by the mild winter weather conditions experienced in the Eastern half of the U.S. during the quarter. In addition, the Company believes that window unit sales for the first quarter of 2006 benefited from consumer spending targeted at reducing home heating costs.
     Gross profit in the first quarter of 2006 was $59.1 million, or 22.8% of net sales, compared to gross profit of $49.0 million, or 22.4% of net sales, in the first quarter of 2005. The increase in gross profit as a percentage of net sales was primarily a result of improved leverage of fixed costs due to higher sales volumes. In addition, the Company experienced a modest benefit from selling price increases in excess of commodity cost increases during the first quarter of 2006 of $0.6 million.
     Selling, general and administrative expense increased to $51.0 million, or 19.7% of net sales, for the first quarter of 2006 versus $50.8 million, or 23.2% of net sales, for the same period in 2005. Selling, general and administrative expense for the first quarter of 2006 includes $2.1 million of separation costs related to the resignation of the Company’s Chief Executive Officer and amortization of prepaid management fees of $0.1 million. Selling, general and administrative expense for the first quarter of 2005 includes $1.0 million of amortization of prepaid management fees and non-cash stock compensation expense of $0.3 million. Excluding CEO separation costs, amortization of prepaid management fees and non-cash stock compensation expense, selling, general and administrative expense for the first quarter of 2006 decreased slightly compared to the same period in 2005. The decrease was due primarily to a decrease in marketing expenses and lower payroll expenses as a result of a headcount reduction plan implemented in the second half of 2005, offset partially by increased expenses in the Company’s supply center network, including payroll costs and building and truck lease expenses, as well as expenses relating to new supply centers opened during the past twelve months. During the first quarter of 2005, the Company incurred facility closure costs of approximately $2.6 million relating to the closing of its Freeport, Texas manufacturing plant. Income from operations for the first quarter of 2006 was $8.1 million compared to a loss from operations of $4.3 million in the first quarter of 2005.
     Interest expense increased $0.4 million for the first quarter of 2006 compared to the same period in 2005. The increase in interest expense was due to higher interest rates on floating rate debt under the Company’s credit facility and additional margin on borrowings under the Company’s credit facility subsequent to the amendment completed during the first quarter of 2006, partially offset by lower overall borrowings on both the term and revolving loans under the Company’s credit facility.

     The income tax provision for the first quarter of 2006 reflects an effective income tax rate of 43.4%, compared to an effective income tax rate of 37.3% for the first quarter of 2005. The increase in the effective income tax rate in 2006 was due to the Company’s intent to remit future earnings of its Canadian subsidiary to the U.S. parent and the limitations on the Company’s ability to take full advantage of foreign tax credits related to Canadian earnings.
     Net income increased to $0.1 million for the quarter ended April 1, 2006 compared to a net loss of $7.3 million for the quarter ended April 2, 2005. The increase in net income was primarily a result of the higher net sales during the first quarter of 2006, as discussed above, as well as the facility closure costs incurred in the first quarter of 2005.
     EBITDA for the first quarter of 2006 was $13.3 million. This compares to EBITDA of $0.7 million for the same period in 2005. Adjusted EBITDA for the first quarter of 2006 was $15.7 million compared to adjusted EBITDA of $4.6 million for the same period in 2005. Adjusted EBITDA for the first quarter of 2006 excludes separation costs of $2.1 million related to the resignation of the Company’s Chief Executive Officer, $0.1 million of amortization related to prepaid management fees, and foreign currency losses of $0.2 million. Adjusted EBITDA for the first quarter of 2005 excludes one-time costs of $2.6 million associated with the closure of the Company’s Freeport, Texas manufacturing facility, $1.0 million of amortization related to prepaid management fees, and $0.3 million of non-cash stock compensation expense.
     During 2005, the Company consolidated its Freeport, Texas vinyl siding manufacturing facility into its Ennis, Texas vinyl siding manufacturing facility. The Company incurred approximately $10 million of higher manufacturing costs during 2005 related to the plant consolidation. In addition, the Company did not meet service level requirements from the plant to its customers during most of 2005. During the fourth quarter of 2005 and first quarter of 2006, the Company increased vinyl siding inventory levels throughout its supply chain, which the Company believes will improve service levels during 2006. The Company continues to implement its improvement plan for the Ennis plant. For the first quarter of 2006, manufacturing costs at the Ennis plant were relatively flat compared to the first quarter of 2005. The Company believes the manufacturing costs at the Ennis plant will be unfavorable to the prior year for the second quarter of 2006, although at significantly lower levels than experienced in the prior year. The Company believes the manufacturing costs at the Ennis plant for the third and fourth quarters of 2006 will be favorable compared to the same periods of 2005.
Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the quarter ended April 1, 2006 and April 2, 2005 (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 1,	April 2,
	2006	2005
Cash used in operating activities	$(17,175)	$(37,362)
Cash used in investing activities	(2,456)	(9,128)
Cash provided by (used in) financing activities	10,762	(1,701)
Cash Flows
     At April 1, 2006, the Company had cash and cash equivalents of $3.4 million and available borrowing capacity of approximately $67.2 million under the revolving portion of its credit facility. Outstanding letters of credit as of April 1, 2006 totaled $8.1 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash used in operating activities was $17.2 million for the quarter ended April 1, 2006 compared to net cash used in operating activities of $37.4 million for the quarter ended April 2, 2005. The factors typically impacting the first quarter cash flows from operating activities include the operating results for each quarter, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of accrued commissions and profit sharing and customer sales incentives. Inventories increased $18.7 million during the first quarter of 2006 compared to $25.3 million during the first quarter of 2005. The inventory growth for the first quarter of 2005 was higher than the growth in inventories during the first quarter of 2006 due primarily to growth in the inventory levels of third party manufactured products in the Company’s supply centers during the first quarter of 2005 due to initiatives to increase sales in this category, purchases of aluminum in the first quarter of 2005 due to anticipated supply constraints in the metals market, as well as increases in aluminum costs in the first quarter of 2005 due to significant increases in conversion costs. Accounts payable and accrued liabilities were a source of cash of $1.1 million for the first quarter of 2006, compared to a use of cash of $4.4 million for the first quarter of 2005, resulting in a net improvement in cash flows of $5.5 million, which is primarily due to reduced profit sharing payments in the first quarter of 2006, as 2005 operating results were below management profit sharing targets. Cash flows used in operating activities for the quarter ended April 1, 2006 includes income tax payments of $4.1 million, while cash flows used in operating activities for the quarter ended April 2, 2005 includes $1.0 million of income tax refunds, net of income tax payments, for refunds received in 2005 related to deductions associated with the December 2004 recapitalization transaction.
Cash Flows from Investing Activities
     Net cash used in investing activities consisted of capital expenditures that totaled $2.5 million and $9.1 million for the quarters ended April 1, 2006 and April 2, 2005, respectively. Capital expenditures in the first quarter of 2006 were primarily to increase capacity in our windows manufacturing operations and in our Gentek vinyl siding operations. Capital expenditures in 2005 were primarily to increase capacity at the Company’s Ennis, Texas siding facility and to purchase land and equipment for the new window plant in Yuma, Arizona. The Company’s estimate of total capital expenditures for 2006 is $16 million to $18 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the quarter ended April 1, 2006 includes borrowings on the revolving loan portion of the Company’s credit facility of $14.7 million, partially offset by dividend payments of $3.8 million and a payment for financing fees of $0.1 million. The dividend of $3.8 million was paid to AMI’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes. Net cash used in financing activities for the quarter ended April 2, 2005 includes borrowings on the revolving loan portion of the Company’s credit facility of $43.6 million offset by dividend payments of $33.7 million and payments on promissory notes of $11.6 million, both relating to the December 2004 recapitalization transaction. The decrease in borrowings on the revolver for the quarter ended April 1, 2006 of $28.9 million as compared to the same period in the prior year was primarily due to a decrease in cash used in operating activities and reduced capital expenditures.

Description of the Company’s Outstanding Indebtedness
     The Company’s term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. On an annual basis, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the amended and restated credit facility. The Company will be required to make quarterly payments of the unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable.
     On February 1, 2006, the Company entered into an amendment to the credit facility that amended certain covenants that require the Company to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.
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
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of April 1, 2006.
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
     In March 2004, the Company’s indirect parent company, AMH, issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The 11 1/4% notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of April 1, 2006 was $324.2 million.
     In December 2004, the Company’s indirect parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of $78.5 million on April 1, 2006. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of

10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. The 13 5/8% notes mature on December 1, 2014.
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. In the first quarter of 2006, the Company and its direct and indirect parent companies declared a dividend of approximately $3.8 million to AMH II. The dividend was used to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company and its direct and indirect parent companies expect to declare an additional dividend in July 2006 of approximately $3.9 million to fund AMH II’s scheduled interest payment on its 13 5/8% notes. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness or borrow additional funds. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from the Company will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $734.4 million as of April 1, 2006.
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
Effects of Inflation
     The Company’s principal raw materials – vinyl resin, aluminum, and steel – have historically been subject to significant price changes. As a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita, raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005. The Company believes that due to the high price of oil and natural gas, as well as expected continued strong demand, costs for vinyl resin, will continue to be at high levels during 2006. While the Company expects pricing for vinyl resin to slowly decline over the course of 2006, there can be no assurances that this will occur. The Company announced price increases on all vinyl siding products and a surcharge on vinyl windows that became effective during the fourth quarter of 2005. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. The Company believes that the increases in aluminum costs in the latter portion of 2005 and continuing into 2006 have been a result of speculation in the commodities markets, rather than a reflection of the fundamentals of supply and demand. The Company announced price increases on its aluminum products in December 2005 and February 2006, and the Company is planning another price increase on aluminum products for the second quarter of 2006. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any announced price increases or future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At April 1, 2006, the Company had no raw material hedge contracts in place.

Certain Forward-Looking Statements
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the credit facility and indenture governing its indebtedness;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At April 1, 2006, the Company had borrowings of $152.0 million under the term loan and $14.7 million under the revolver. The effect of a 1/8% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended April 1, 2006 by approximately $0.1 million.
     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company does realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses. However, payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. Accordingly, the Company believes its direct foreign currency exchange risk is not material. At April 1, 2006, the Company had no currency hedges in place.
Commodity Price Risk
     See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials – vinyl resin, aluminum and steel.
Item 4. Controls and Procedures
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on their evaluation as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods.
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed under Item 1A. “Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
10.1	Amendment No. 1, dated as of February 1, 2006, to the Company’s Second Amended and Restated Credit Agreement, dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006).

10.2	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and D. Keith LaVanway.

10.3	Amended and Restated Employment Agreement, dated as of March 30, 2006, between the Company and Robert M. Franco.

10.4	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and John F. Haumesser.

10.5	Instrument of Amendment, dated as of March 31, 2006, between the Company and Trevor Deighton, to the Employment Agreement, dated as of November 28, 2005, between the Company and Trevor Deighton.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED MATERIALS INCORPORATED
(Registrant)

Date: May 16, 2006	By:	/s/ Michael Caporale, Jr.
Michael Caporale, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment No. 1, dated as of February 1, 2006, to the Company’s Second Amended and Restated Credit Agreement, dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2006).

10.2	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and D. Keith LaVanway.

10.3	Amended and Restated Employment Agreement, dated as of March 30, 2006, between the Company and Robert M. Franco.

10.4	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and John F. Haumesser.

10.5	Instrument of Amendment, dated as of March 31, 2006, between the Company and Trevor Deighton, to the Employment Agreement, dated as of November 28, 2005, between the Company and Trevor Deighton.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002