Form 10-Q
period 2007-06-30
ASSOCIATED MATERIALS INC
filed 2007-08-14
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes   ☐     No  ☑
     As of August 14, 2007, the Registrant had 100 shares of common stock outstanding, all of which is held by an affiliate of the Registrant.

ASSOCIATED MATERIALS INCORPORATED
REPORT FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,506	$15,015
Accounts receivable, net	174,366	135,539
Inventories	149,431	134,319
Deferred income taxes	8,787	8,787
Other current assets	9,942	9,645

Total current assets	356,032	303,305

Property, plant and equipment, net	132,606	134,290
Goodwill	231,273	231,332
Other intangible assets, net	104,113	105,541
Other assets	9,804	11,863

Total assets	$833,828	$786,331

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$104,940	$78,492
Payable to parent	763	763
Accrued liabilities	60,750	64,764
Income taxes payable	9,153	8,264

Total current liabilities	175,606	152,283

Deferred income taxes	51,245	50,928
Other liabilities	46,033	46,046
Long-term debt	280,972	271,000
Stockholder’s equity	279,972	266,074

Total liabilities and stockholder’s equity	$833,828	$786,331

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$337,951	$348,329	$556,115	$607,609
Cost of sales	246,885	261,088	417,333	461,264

Gross profit	91,066	87,241	138,782	146,345
Selling, general and administrative expense	53,244	52,453	102,344	103,467
Facility closure costs, net	—	(92)	—	(92)

Income from operations	37,822	34,880	36,438	42,970
Interest expense, net	7,316	7,997	14,309	15,723
Foreign currency gains	(94)	(1,123)	(100)	(964)

Income before income taxes	30,600	28,006	22,229	28,211
Income taxes	13,581	11,732	9,848	11,821

Net income	$17,019	$16,274	$12,381	$16,390

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	July 1,
	2007	2006
Operating Activities
Net income	$12,381	$16,390
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,892	10,756
Amortization of deferred financing costs	1,244	1,441
Amortization of management fee	250	250
Stock compensation expense	—	27
Loss (gain) on sale of assets	289	(346)
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable, net	(35,891)	(38,409)
Inventories	(11,539)	(26,856)
Accounts payable and accrued liabilities	19,216	24,493
Income taxes	873	5,684
Other	40	(350)

Net cash used in operating activities	(2,245)	(6,920)

Investing Activities
Acquisition of supply center	(801)	—
Additions to property, plant and equipment	(4,850)	(6,874)
Proceeds from disposal of property, plant and equipment	—	2,881

Net cash used in investing activities	(5,651)	(3,993)

Financing Activities
Net increase in revolving line of credit	9,972	16,750
Dividends	(3,973)	(3,833)
Financing costs	—	(108)

Net cash provided by financing activities	5,999	12,809

Effect of exchange rate changes on cash	388	208

Net (decrease) increase in cash	(1,509)	2,104
Cash at beginning of period	15,015	12,300

Cash at end of period	$13,506	$14,404

Supplemental information:
Cash paid for interest	$12,518	$14,092

Cash paid for income taxes	$8,939	$6,119

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2007
(Unaudited)
Note 1 — Basis of Presentation
     The unaudited financial statements of Associated Materials Incorporated (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and six month periods ended June 30, 2007 and July 1, 2006. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its annual report on Form 10-K for the year ended December 30, 2006.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Refer to Note 5 for further discussion of the adoption of this standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

Note 2 — Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	June 30,	December 30,
	2007	2006

Raw materials	$32,874	$30,406
Work-in-process	11,620	11,867
Finished goods and purchased stock	104,937	92,046

	$149,431	$134,319

Note 3 — Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.3 million as of both June 30, 2007 and December 30, 2006 consists of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	June 30, 2007			December 30, 2006
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,290	$9,407	$98,883	$108,290	$8,449	$99,841
Patents	10	6,230	3,229	3,001	6,230	2,918	3,312
Customer base	7	5,108	2,879	2,229	4,818	2,430	2,388

Total other intangible assets		$119,628	$15,515	$104,113	$119,338	$13,797	$105,541

     The Company has determined that trademarks and trade names totaling $80.0 million (included in the $108.3 million in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended June 30, 2007 and July 1, 2006 and $1.6 million for each of the six month periods ended June 30, 2007 and July 1, 2006.
Note 4 — Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30,	December 30,
	2007	2006
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	106,000	106,000
Revolving loans under credit facility	9,972	—

Total debt	$280,972	$271,000

     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of June 30, 2007.

     In March 2004, AMH completed an offering of $446 million aggregate principal at maturity of 11 1/4% senior discount notes, which mature on March 1, 2014. The accreted value of the 11 1/4% notes as of June 30, 2007 was approximately $371.8 million. In December 2004, AMH II completed an offering of 13 5/8% senior notes, which mature on December 1, 2014. The accreted value of the 13 5/8% notes as of June 30, 2007 was approximately $82.1 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on the Company’s ability to make such distributions, payments or loans to its direct and indirect parent companies. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $734.9 million as of June 30, 2007.
Note 5 — Income Taxes
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
     The Company is currently undergoing examinations of its federal and certain state income tax returns. The final outcome of these reviews are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity. As of June 30, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years of 2001 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1997 through 2006.
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
Note 6 — Comprehensive Income
     Comprehensive income differs from net income due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income as reported	$17,019	$16,274	$12,381	$16,390
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	143	—	286	—
Foreign currency translation adjustments	4,672	1,691	5,204	1,493

Comprehensive income	$21,834	$17,965	$17,871	$17,883

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

	Quarter		Quarter
	Ended		Ended
	June 30,		July 1,
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$136	$537	$127	$512
Interest cost	719	691	688	613
Expected return on assets	(832)	(820)	(732)	(677)
Amortization of prior service costs	—	7	—	7
Amortization of unrecognized net loss	176	5	228	10

Net periodic pension cost	$199	$420	$311	$465

	Six Months		Six Months
	Ended		Ended
	June 30,		July 1,
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$272	$1,031	$255	$1,005
Interest cost	1,437	1,326	1,375	1,204
Expected return on assets	(1,664)	(1,574)	(1,464)	(1,330)
Amortization of prior service costs	—	14	—	14
Amortization of unrecognized net loss	352	9	456	20

Net periodic pension cost	$397	$806	$622	$913

Note 8 — Business Segments
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Vinyl windows	$116,228	$112,433	$190,717	$193,590
Vinyl siding products	82,331	94,533	135,416	166,748
Metal products	60,936	62,450	102,046	109,932
Third party manufactured products	57,385	54,231	91,562	91,886
Other products and services	21,071	24,682	36,374	45,453

	$337,951	$348,329	$556,115	$607,609

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
     A reconciliation of warranty reserve activity is as follows for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Balance at the beginning of the period	$25,587	$22,066	$25,035	$21,739
Provision for warranties issued	3,254	2,712	5,445	4,693
Claims paid	(2,487)	(2,222)	(4,126)	(3,876)

Balance at the end of the period	$26,354	$22,556	$26,354	$22,556

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,318	$88	$5,100	$—	$13,506
Accounts receivable, net	111,392	26,151	36,823	—	174,366
Intercompany receivables	—	23,747	18,727	(42,474)	—
Inventories	92,409	17,725	39,297	—	149,431
Deferred income taxes	5,675	2,694	418	—	8,787
Income taxes receivable	—	5,285	—	(5,285)	—
Other current assets	6,753	924	2,265	—	9,942

Total current assets	224,547	76,614	102,630	(47,759)	356,032
Property, plant and equipment, net	94,794	3,485	34,327	—	132,606
Goodwill	194,814	36,459	—	—	231,273
Other intangible assets, net	92,370	10,874	869	—	104,113
Investment in subsidiaries	156,410	68,898	—	(225,308)	—
Other assets	9,804	—	—	—	9,804

Total assets	$772,739	$196,330	$137,826	$(273,067)	$833,828

Liabilities And Stockholder’s Equity
Current liabilities:
Accounts payable	$56,334	$13,859	$34,747	$—	$104,940
Intercompany payables	34,803	—	7,671	(42,474)	—
Payable to parent	763	—	—	—	763
Accrued liabilities	45,946	6,652	8,152	—	60,750
Income taxes payable	14,050	—	388	(5,285)	9,153

Total current liabilities	151,896	20,511	50,958	(47,759)	175,606
Deferred income taxes	45,603	3,575	2,067	—	51,245
Other liabilities	16,768	15,834	13,431	—	46,033
Long-term debt	278,500	—	2,472	—	280,972
Stockholder’s equity	279,972	156,410	68,898	(225,308)	279,972

Total liabilities and stockholder’ s equity	$772,739	$196,330	$137,826	$(273,067)	$833,828

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended June 30, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$235,768	$63,344	$88,067	$(49,228)	$337,951
Cost of sales	169,324	60,493	66,296	(49,228)	246,885

Gross profit	66,444	2,851	21,771	—	91,066
Selling, general and administrative expense	40,216	4,558	8,470	—	53,244

Income (loss) from operations	26,228	(1,707)	13,301	—	37,822
Interest expense, net	7,119	(10)	207	—	7,316
Foreign currency gains	—	—	(94)	—	(94)

Income (loss) before income taxes	19,109	(1,697)	13,188	—	30,600
Income taxes	7,259	1,812	4,510	—	13,581

Income (loss) before equity income from subsidiaries	11,850	(3,509)	8,678	—	17,019
Equity income from subsidiaries	5,169	8,678	—	(13,847)	—

Net income	$17,019	$5,169	$8,678	$(13,847)	$17,019

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$390,731	$104,710	$141,011	$(80,337)	$556,115
Cost of sales	290,292	99,868	107,510	(80,337)	417,333

Gross profit	100,439	4,842	33,501	—	138,782
Selling, general and administrative expense	77,512	8,971	15,861	—	102,344

Income (loss) from operations	22,927	(4,129)	17,640	—	36,438
Interest expense, net	14,032	(32)	309	—	14,309
Foreign currency gains	—	—	(100)	—	(100)

Income (loss) before income taxes	8,895	(4,097)	17,431	—	22,229
Income taxes	3,337	550	5,961	—	9,848

Income (loss) before equity income from subsidiaries	5,558	(4,647)	11,470	—	12,381
Equity income from subsidiaries	6,823	11,470	—	(18,293)	—

Net income	$12,381	$6,823	$11,470	$(18,293)	$12,381

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$1,895	$(10,955)	$6,815	$(2,245)

Investing Activities
Acquisition of supply center	(801)	—	—	(801)
Additions to property, plant and equipment	(3,376)	(675)	(799)	(4,850)

Net cash used in investing activities	(4,177)	(675)	(799)	(5,651)

Financing Activities
Net increase in revolving line of credit	7,500	—	2,472	9,972
Dividends	(3,973)	—	—	(3,973)
Intercompany transactions	(2,941)	10,026	(7,085)	—

Net cash provided by (used in) financing activities	586	10,026	(4,613)	5,999

Effect of exchange rate changes on cash	—	—	388	388

Net increase (decrease) in cash	(1,696)	(1,604)	1,791	(1,509)
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$8,318	$88	$5,100	$13,506

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

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$241,674	$68,964	$86,820	$(49,129)	$348,329
Cost of sales	178,009	64,547	67,661	(49,129)	261,088

Gross profit	63,665	4,417	19,159	—	87,241
Selling, general and administrative expense	39,789	4,988	7,676	—	52,453
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	23,968	(571)	11,483	—	34,880
Interest expense, net	7,663	—	334	—	7,997
Foreign currency gains	—	—	(1,123)	—	(1,123)

Income (loss) before income taxes	16,305	(571)	12,272	—	28,006
Income taxes (benefit)	7,825	(204)	4,111	—	11,732

Income (loss) before equity income from subsidiaries	8,480	(367)	8,161	—	16,274
Equity income from subsidiaries	7,794	8,161	—	(15,955)	—

Net income	$16,274	$7,794	$8,161	$(15,955)	$16,274

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$424,023	$126,822	$147,133	$(90,369)	$607,609
Cost of sales	315,344	119,270	117,019	(90,369)	461,264

Gross profit	108,679	7,552	30,114	—	146,345
Selling, general and administrative expense	79,353	9,855	14,259	—	103,467
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	29,418	(2,303)	15,855	—	42,970
Interest expense, net	15,157	—	566	—	15,723
Foreign currency gains	—	—	(964)	—	(964)

Income (loss) before income taxes	14,261	(2,303)	16,253	—	28,211
Income taxes	5,988	389	5,444	—	11,821

Income (loss) before equity income from subsidiaries	8,273	(2,692)	10,809	—	16,390
Equity income from subsidiaries	8,117	10,809	—	(18,926)	—

Net income	$16,390	$8,117	$10,809	$(18,926)	$16,390

ASSOCIATED MATERIALS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 1, 2006
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(5,190)	$(3,659)	$1,929	$(6,920)

Investing Activities
Additions to property, plant and equipment	(5,196)	(76)	(1,602)	(6,874)
Proceeds from disposal of property, plant and equipment	2,772	41	68	2,881

Net cash used in investing activities	(2,424)	(35)	(1,534)	(3,993)

Financing Activities
Net increase in revolving line of credit	—	—	16,750	16,750
Dividends	(3,833)	—	—	(3,833)
Financing costs	(108)	—	—	(108)
Intercompany transactions	10,423	3,717	(14,140)	—

Net cash provided by financing activities	6,482	3,717	2,610	12,809

Effect of exchange rate changes on cash	—	—	208	208

Net increase (decrease) in cash	(1,132)	23	3,213	2,104
Cash at beginning of period	7,010	1,046	4,244	12,300

Cash at end of period	$5,878	$1,069	$7,457	$14,404

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
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by a housing market that has weakened considerably. Beginning in 2006, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has moderated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006, and continuing through 2007, in single-family housing starts and announcements from home builders of significant decreases in their orders. Recently, increased delinquencies on sub-prime mortgages and increased foreclosure rates have further hampered the housing market. Lastly, mortgage interest rates have increased over the levels experienced in recent years; however, rates remain below long-term historical averages. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. In response, the Company announced price increases from 2004 through 2006 on certain of its product offerings to offset the inflation of raw materials. The Company believes that aluminum and steel prices will continue to be volatile. In addition, vinyl resin prices are forecasted to increase during the third quarter of 2007. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
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
     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continually analyzes new and existing markets for the selection of new supply center locations. During the six months ended June 30, 2007, the Company opened three new supply center locations within the United States.
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$337,951	$348,329	$556,115	$607,609
Cost of sales	246,885	261,088	417,333	461,264

Gross profit	91,066	87,241	138,782	146,345
Selling, general and administrative expense	53,244	52,453	102,344	103,467
Facility closure costs, net	—	(92)	—	(92)

Income from operations	37,822	34,880	36,438	42,970
Interest expense, net	7,316	7,997	14,309	15,723
Foreign currency gains	(94)	(1,123)	(100)	(964)

Income before income taxes	30,600	28,006	22,229	28,211
Income taxes	13,581	11,732	9,848	11,821

Net income	$17,019	$16,274	$12,381	$16,390

Other Data:
EBITDA (a)	$43,382	$41,379	$47,430	$54,690
Adjusted EBITDA (a)	44,581	40,316	49,447	55,996

     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Vinyl windows	$116,228	$112,433	$190,717	$193,590
Vinyl siding products	82,331	94,533	135,416	166,748
Metal products	60,936	62,450	102,046	109,932
Third party manufactured products	57,385	54,231	91,562	91,886
Other products and services	21,071	24,682	36,374	45,453

	$337,951	$348,329	$556,115	$607,609

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$17,019	$16,274	$12,381	$16,390
Interest expense, net	7,316	7,997	14,309	15,723
Income taxes	13,581	11,732	9,848	11,821
Depreciation and amortization	5,466	5,376	10,892	10,756

EBITDA	43,382	41,379	47,430	54,690
Foreign currency gains	(94)	(1,123)	(100)	(964)
Separation costs (b)	—	—	699	2,085
Amortization of management fee (c)	125	125	250	250
Transaction costs (d)	1,168	—	1,168	—
Stock compensation expense	—	27	—	27
Facility closure costs, net (e)	—	(92)	—	(92)

Adjusted EBITDA	$44,581	$40,316	$49,447	$55,996

(b)	For the six months ended June 30, 2007, amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company. For the six months ended July 1, 2006, amount represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Company’s Board of Directors.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(e)	Amounts recorded during 2006 include the gain realized upon the final sale of the Company’s former manufacturing facility in Freeport, Texas, partially offset by other non-recurring expenses associated with the closure of this facility.
Quarter Ended June 30, 2007 Compared to Quarter Ended July 1, 2006
     Net sales decreased 3.0%, or $10.4 million, during the second quarter of 2007 compared to the same period in 2006 primarily due to lower sales volumes in the Company’s vinyl siding operations. Compared to the same period in 2006, vinyl window unit volumes increased by 2% while vinyl siding unit volumes decreased by 12%, which is comprised of a decrease in U.S. vinyl siding unit volumes of 17%, partially offset by an increase in Canadian vinyl siding unit volumes of 5% due to the strong economy in the Western provinces. The Company believes vinyl window unit volumes has remained strong as replacement windows are viewed by consumers as less discretionary compared to vinyl siding, and therefore have been less impacted by the current market conditions. The Company expects the overall weakness in the housing market to continue for the foreseeable future.
     Gross profit in the second quarter of 2007 was $91.1 million, or 26.9% of net sales, compared to gross profit of $87.2 million, or 25.0% of net sales, for the same period in 2006. The increase in gross profit as a percentage of net sales was primarily a result of the net favorable impact of selling prices versus commodity costs as well as the benefit from cost reduction initiatives and procurement savings.
     Selling, general and administrative expense increased to $53.2 million, or 15.8% of net sales, for the second quarter of 2007 versus $52.5 million, or 15.1% of net sales, for the same period in 2006. Selling, general and administrative expense for the quarter ended June 30, 2007 includes $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target. Excluding these costs, selling, general and administrative expense for the second quarter of 2007 decreased $0.4 million compared to the same period in 2006. The decrease in selling, general and administrative expense was due primarily to headcount reductions implemented in the prior year, offset partially by increased consulting expenses associated with the Company’s cost reduction initiatives in its manufacturing operations. Income from operations was $37.8 million for the second quarter of 2007 compared to $34.9 million for the same period in 2006.
     Interest expense decreased $0.7 million for the second quarter of 2007 compared to the same period in 2006. The decrease in interest expense was primarily due to lower overall borrowings on the term loan under the credit facility.
     The income tax provision for the second quarter of 2007 reflects an effective income tax rate of 44.4%, compared to an effective income tax rate of 41.9% for the same period in 2006. The increase in the effective income tax rate in 2007 is due to the increased proportion of earnings from the Company’s Canadian subsidiary to its total consolidated results as the Company intends to remit all future earnings of its Canadian subsidiary to the U.S. parent.
     Net income increased to $17.0 million for the quarter ended June 30, 2007 compared to $16.3 million for the same period in 2006.
     EBITDA for the second quarter of 2007 was $43.4 million compared to EBITDA of $41.4 million for the same period in 2006. Adjusted EBITDA for the second quarter of 2007 was $44.6 million compared to adjusted EBITDA of $40.3 million for the same period in 2006. Adjusted EBITDA for the second quarter of 2007 excludes $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $0.1 million of amortization related to prepaid management fees and foreign currency gains of $0.1 million. Adjusted EBITDA for the second quarter of 2006 excludes $0.1 million of amortization related to prepaid management fees, foreign currency gains of $1.1 million, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s former manufacturing facility in Freeport, Texas.
Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
     Net sales decreased by 8.5%, or $51.5 million, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to lower sales volumes across all product categories, predominately in the Company’s vinyl siding operations. Compared to the same period in 2006, vinyl window unit volumes decreased by 3% while vinyl siding unit volumes decreased by 18%, which is comprised of a decrease in U.S. vinyl siding unit volumes of 22%, partially offset by an increase in Canadian vinyl siding unit volumes of 8%. Gross profit for the six months ended June 30, 2007 was $138.8 million, or 25.0% of net sales, compared to gross profit of $146.3 million, or 24.1% of net sales, for the same period in 2006. The increase in gross profit as a percentage of net sales was primarily a result of the net favorable impact of selling prices versus commodity costs as well as the benefit from cost reduction initiatives and procurement savings.
     Selling, general and administrative expense decreased to $102.3 million, or 18.4% of net sales, for the six months ended June 30, 2007 versus $103.5 million, or 17.0% of net sales, for the same period in 2006. Selling, general and administrative expense for the six months ended June 30, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer and $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, while selling, general and administrative expense for the six months ended July 1, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer. Excluding these costs, selling, general and administrative expense for the six months ended June 30, 2007 decreased $0.9 million compared to the same period in 2006. The decrease in selling, general and administrative expense was due primarily to headcount reductions implemented in the prior year along with decreases in EBITDA-based incentive compensation programs, offset partially by increased consulting expenses associated with the Company’s cost reduction initiatives in its manufacturing operations. Income from operations was $36.4 million for the six months ended June 30, 2007 compared to $43.0 million for the same period in 2006.
     Interest expense decreased $1.4 million for the six months ended June 30, 2007 compared to the same period in 2006. The decrease in interest expense was primarily due to lower overall borrowings on the term loan under the credit facility.
     The income tax provision for the six months ended June 30, 2007 reflects an effective income tax rate of 44.3%, compared to an effective income tax rate of 41.9% for the same period in 2006. The increase in the effective income tax rate in 2007 is due to the increased proportion of earnings from the Company’s Canadian subsidiary to its total consolidated results as the Company intends to remit all future earnings of its Canadian subsidiary to the U.S. parent.
     Net income decreased to $12.4 million for the six months ended June 30, 2007 compared to $16.4 million for the same period in 2006.
     EBITDA was $47.4 million for the six months ended June 30, 2007 compared to EBITDA of $54.7 million for the same period in 2006. For the six months ended June 30, 2007, adjusted EBITDA was $49.4 million compared to adjusted EBITDA of $56.0 million for the same period in 2006. Adjusted EBITDA for the six months ended June 30, 2007 excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $0.3 million of amortization related to prepaid management fees and foreign currency gains of $0.1 million. Adjusted EBITDA for the six months ended July 1, 2006 excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, $0.3 million of amortization related to prepaid management fees, foreign currency gains of $1.0 million, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s former manufacturing facility in Freeport, Texas.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Refer to Note 5 to the consolidated financial statements for further discussion of the adoption of this standard.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30,	July 1,
	2007	2006
Cash used in operating activities	$(2,245)	$(6,920)
Cash used in investing activities	(5,651)	(3,993)
Cash provided by financing activities	5,999	12,809
Cash Flows
     At June 30, 2007, the Company had cash and cash equivalents of $13.5 million and available borrowing capacity of approximately $73.2 million under the revolving portion of its credit facility. Outstanding letters of credit as of June 30, 2007 totaled $6.8 million securing various insurance letters of credit.
Cash Flows from Operating Activities
     Net cash used in operating activities was $2.2 million for the six months ended June 30, 2007 compared to net cash used in operating activities of $6.9 million for the same period in 2006. The factors typically impacting cash flows from operating activities during the first six months of the year include the Company’s operating results, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of EBITDA-based incentive compensation and customer sales incentives. Inventories were a use of cash of $11.5 million for the six months ended June 30, 2007 compared to a use of cash of $26.9 million for the same period in 2006 resulting in a net increase in cash flows of $15.3 million, which is primarily due to the decline in sales during 2007 which reduced inventory purchase requirements as well as lower commodity prices as compared to 2006. Accounts payable and accrued liabilities were a source of cash of $19.2 million for the six months ended June 30, 2007 compared to a source of cash of $24.5 million for the same period in 2006, resulting in a net decrease in cash flows of $5.3 million, which is primarily due to the reduced inventory requirements as well as increased payments for EBITDA-based incentive compensation related to fiscal 2006 compared to payments related to fiscal 2005. Cash flows used in operating activities for the six months ended June 30, 2007 includes income tax payments of $8.9 million, while net cash used in operating activities for the same period in 2006 reflects $6.1 million of income tax payments.
Cash Flows from Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2007 included capital expenditures of $4.9 million and cash paid to acquire a supply center of $0.8 million. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. Capital expenditures of $6.9 million for the six months ended July 1, 2006 were primarily to increase capacity in the Company’s windows manufacturing and Gentek vinyl siding operations. The Company received proceeds of $2.7 million from the sale of property and equipment at its former manufacturing facility in Freeport, Texas for the six months ended July 1, 2006. The Company estimates total capital expenditures for 2007 to be in the range of $13 million to $15 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2007 includes borrowings on the revolving loan portion of the Company’s credit facility of $10.0 million, partially offset by dividend payments of $4.0 million. Net cash provided by financing activities for the six months ended July 1, 2006 includes borrowings on the revolving loan portion of the Company’s credit facility of $16.8 million, partially offset by dividend payments of $3.8 million and a payment for financing fees of $0.1 million. The dividends in 2007 and 2006 were paid to AMI’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.

Description of the Company’s Outstanding Indebtedness
     The Company entered into a second amended and restated credit facility dated December 22, 2004, which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. On an annual basis, beginning with the year ended December 31, 2005, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. The Company will be required to make quarterly payments of the unamortized principal in the final year of the loan beginning in the fourth quarter of 2009. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of June 30, 2007, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility.
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
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of June 30, 2007.
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
     In March 2004, the Company’s indirect parent company, AMH, issued 11 1/4% senior discount notes in connection with the March 2004 dividend recapitalization. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of June 30, 2007 was approximately $371.8 million.

     In December 2004, the Company’s indirect parent company, AMH II, issued senior notes in connection with the December 2004 recapitalization transaction, which had an accreted value of approximately $82.1 million as of June 30, 2007. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the notes. On December 22, 2009, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”).
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making restricted payments. Delaware law may also restrict the Company’s ability to make certain distributions. The Company declared a dividend of $4.0 million in January 2007 and $4.0 million in July 2007 to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. No cash distributions from the Company will be required to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 2009. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $734.9 million as of June 30, 2007.
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
Effects of Inflation
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005 as a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita and remained at elevated levels throughout 2006. Vinyl resin prices as published by the Chemical Data Index were lower during the first six months of 2007 by 7% as compared to the same period in 2006; however, prices began to increase during the second quarter of 2007 and are forecasted to continue to rise during the third quarter of 2007. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. Aluminum costs during the first six months of 2007 have moderated, but remain at historically high levels. The Company implemented price increases from 2004 through 2006 on certain of its products in response to the increase in commodity costs. The Company continues to monitor the cost of raw materials and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At June 30, 2007, the Company had no raw material hedge contracts in place.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At June 30, 2007, the Company had borrowings of $106.0 million under the term loan and $10.0 million under the revolver. The effect of a 1.0% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended June 30, 2007 by approximately $0.3 million.

     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At June 30, 2007, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at June 30, 2007 was immaterial.
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
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In addition to the legal proceedings disclosed in the Company’s annual report on Form 10-K for the year ended December 30, 2006, the Company is involved from time to time in routine legal proceedings arising in the ordinary course of its business, including proceedings and potential proceedings relating to environmental and product liability matters. The Company handles these claims in the ordinary course of business and maintains product liability insurance covering certain types of claims. Legal proceedings are inherently subject to a number of uncertainties and although it is difficult to estimate the Company’s potential exposure to the ongoing routine legal proceedings arising in the ordinary course of its business, the Company believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

ASSOCIATED MATERIALS INCORPORATED (Registrant)
Date: August 14, 2007	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Vice President — Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)