Form 10-K
period 2007-12-29
ASSOCIATED MATERIALS, LLC
filed 2008-03-25
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission file number 000-24956

Associated Materials, LLC
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
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 30, 2007: None
     As of March 19, 2008, all of the Registrant’s membership interests outstanding were held by an affiliate of the Registrant.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
     Associated Materials, LLC (the “Company”), also known as Associated Materials Incorporated, is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company is a wholly owned subsidiary of Associated Materials Holdings, LLC (“Holdings”). The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. Vinyl windows comprise approximately 35%, vinyl siding comprises approximately 24%, metal products, which includes aluminum and steel products, comprise approximately 18%, and third party manufactured products comprise approximately 17% of the Company’s total net sales. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s North American network of supply centers. As of December 29, 2007, the Company had 128 supply centers in its network. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers. The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to gain market share over the last several years. Approximately 70% of the Company’s total net sales are generated through the Company’s network of supply centers with the remainder sold to independent distributors and dealers.
     On March 16, 2002, the Company entered into a merger agreement with Holdings and its wholly owned subsidiary, Simon Acquisition Corp, which was controlled by affiliates of Harvest Partners, Inc. (“Harvest Partners”). The merger agreement provided for the acquisition of all shares of the Company’s then outstanding common stock by Simon Acquisition Corp. through a cash tender offer of $50.00 per share. On April 19, 2002, the cash tender offer for the Company’s then outstanding common stock and the cash tender offer for the Company’s then outstanding 9 1/4% notes was completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constituted the April 2002 merger transaction.
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
     AMH Holdings, LLC (“AMH”), formerly AMH Holdings, Inc., was created on February 19, 2004. As part of a restructuring agreement dated as of March 4, 2004, stockholders and option holders of Holdings became stockholders and option holders of AMH. AMH has no material assets or operations other than its 100% ownership of Holdings, the Company’s direct parent company. On March 4, 2004, AMH completed an offering of $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes (“11 1/4% notes”). The total gross proceeds were approximately $258.3 million. In connection with the note offering, certain options to acquire preferred and common shares were exercised and the proceeds from the note offering were used to redeem all of AMH’s preferred stock including accrued and unpaid dividends, pay a dividend to AMH’s common stockholders and pay a bonus to certain members of the Company’s senior management and a director. The completion of the aforementioned transactions constituted the March 2004 dividend recapitalization.
     On December 22, 2004, AMH completed a recapitalization transaction in which the then outstanding capital stock of AMH was reclassified as a combination of voting and non-voting shares of Class B common stock and shares of voting and non-voting convertible preferred stock. All of the shares of the convertible preferred stock were immediately sold to affiliates of Investcorp S.A. (“Investcorp”) for an aggregate purchase price of $150 million, with the result that affiliates of Investcorp acquired a 50% equity interest in AMH and the existing shareholders, led by Harvest Partners, retained shares of Class B common stock representing a 50% equity interest in AMH, all on a fully diluted basis. Subsequent to the share purchase, Investcorp and Harvest Partners, through their respective affiliates, each have a 50% voting interest in AMH. Immediately following these transactions, pursuant to a restructuring agreement, the shareholders of AMH contributed their shares of the capital stock of AMH to AMH Holdings II, Inc. (“AMH II”), a Delaware corporation formed for the purpose of becoming the direct parent company of AMH, in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. In connection with this transaction, on December 22, 2004, the Company increased its senior credit facility by $42 million and AMH II issued $75 million of 13 5/8% senior notes due 2014 (“13 5/8% notes”). AMH II then declared and paid a dividend on shares of its Class B common stock in an aggregate amount of approximately $96.4 million, which included approximately $3.4 million in aggregate proceeds received by AMH II through AMH upon the exercise of options to purchase AMH common stock. The completion of the aforementioned transactions constituted the December 2004 recapitalization transaction.
     On December 28, 2007, the Company, along with Holdings and AMH, converted from Delaware corporations to Delaware limited liability companies. The Company, Holdings, and AMH undertook the conversion to allow AMH II to fully deduct the interest when paid on the 11 1/4% notes and 13 5/8% notes in certain state jurisdictions, thereby reducing AMH II’s consolidated income tax liabilities. After the conversion, Holdings remains the sole member of the Company.
FINANCIAL INFORMATION ABOUT SEGMENTS
     The Company is in the single business of manufacturing and distributing exterior residential building products. See Note 13 to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
INDUSTRY OVERVIEW
     Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, has been less sensitive and thus less cyclical than demand for new home construction. Repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects. The long-term demand for repair and remodeling is driven by the following:
•	Favorable demographics. The segment of the population age 45 years and above, which generally favors professionally installed, low maintenance home improvements, is growing. By 2010, this age segment is expected to represent approximately 40% of the United States population.

•	Aging of the housing stock. The median home age increased from 23 years in 1985 to 32 years in 2005, and more than 65% of the current housing stock was built prior to 1980.

•	Increase in average home size. The average home size increased over 35% from 1,785 square feet in 1985 to 2,469 square feet in 2006.

•	Favorable mortgage interest rates. Despite recent increases, mortgage interest rates over the past few years have been at historically low levels.

     As a result of these drivers, according to the U.S. Census Bureau, total annual expenditures for residential improvements and repairs increased from $121.9 billion in 1993 to $204.4 billion in 2007.
     In the short term, however, the Company believes the building products industry will continue to be negatively impacted by a housing market that has weakened considerably. Beginning in 2006 and continuing through 2007, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has deteriorated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 and 2007, in single-family housing starts and announcements from home builders of significant decreases in their orders. Recently, increased delinquencies on sub-prime mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. These factors increase the variability of demand for building products in the short-term.
     Vinyl comprises the largest share of the residential window and siding markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. According to industry reports, based on unit sales, vinyl accounts for approximately 40% of the exterior siding market and approximately 60% of the residential window market. Vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl’s favorable attributes, lifetime cost advantages, the enactment of local legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. Vinyl siding has achieved increased acceptance in the new construction market as builders and home buyers have recognized vinyl’s low maintenance, durability and price advantages.
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
     The Company manufactures and distributes vinyl windows in the premium, standard and economy categories, primarily under the Alside®, Revere®, and Gentek® brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of the Company’s windows for the repair and remodeling market are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design, which recently was awarded the Consumer Digest® Best Buy for vinyl replacement windows; Performance Series™, a new construction product with superior strength and stability; and UltraMaxx®, an extra-thick premium window available in light oak, dark oak, and cherry wood grain interior finishes.
     The Company manufactures and distributes vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere® and Gentek® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance and ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. The Company also offers specialty siding products such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. The Company’s product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of the Company’s siding products are accompanied by limited 50 year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose exclusive TriBeam™ design system provides superior rigidity; Prodigy®, a premium product that offers an insulating underlayment with a surface texture of genuine milled lumber; and CenterLock®, an easy-to-install product designed for maximum visual appeal.
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
     The Company manufactures a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. The Company’s innovative Color Clear Through® and ColorConnect™ programs match core colors across its vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco, or metal, and are used to seal exterior corners, fenestration and other areas. These products are typically formed on site to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted for other materials. Trim coil and flatstock represent a majority of the Company’s metal product sales.

     The Company continues to maintain distinct separation of the Alside®, Revere®, and Gentek® brands by continuing to offer differentiated product, sales and marketing support. A summary of the Company’s window and siding product offerings is presented in the table below according to the Company’s product line classification:

Product Line	Window	Vinyl Siding	Steel Siding	Aluminum Siding
Premium	Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx Westbridge	Bennington Board and Batten Berkshire Beaded Board and Batten Centennial Beaded CenterLock Charter Oak Cyprus Creek Northern Forest Preservation Prodigy Sequoia Select Sovereign Select Williamsport	Cedarwood Driftwood Gallery Series SuperGuard SteelTek SteelSide Universal	Cedarwood Vin.Al.Wood Deluxe

Standard	Alpine 80 Series Berkshire Excalibur Fairfield 80 Series Sierra Signature	Advantage III Advantage Plus Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme Somerville III

Economy	Alpine 70 Series Amherst Blue Print Series Builder Series Centurion Concord Fairfield 70 Series Geneva New Construction Performance Series	Aurora Conquest Driftwood Homerun		Woodgrain Series
     The Company also produces vinyl fencing and railing under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing. The Company primarily markets its fencing and railing through independent dealers. Based on current and projected operating results for its vinyl fencing and railing product lines, the Company concluded that certain machinery and equipment, trademarks, and patents used to manufacture these products were impaired during the fourth quarter of 2006 as their carrying values exceeded fair value by $2.6 million. Revenues associated with fence and rail products totaled approximately $14.9 million, $21.6 million, and $25.9 million for the 2007, 2006, and 2005 fiscal years, respectively. A continued decline in revenues from this product line is not expected to have a material effect on the Company’s future results of operations. The Company currently intends to continue to manufacture and sell vinyl fencing and railing products to support its existing customer base.
     To complete its line of exterior residential building products, the Company also distributes building products manufactured by other companies. These products include roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design, and installation equipment and tools.

     Marketing and Distribution. The Company markets exterior residential building products to more than 50,000 professional home improvement and new construction contractors primarily through a North American distribution network of 128 supply centers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. Management believes that the Company and Norandex are the only two major vinyl window and siding manufacturers that market their products primarily through company-owned distribution centers. Approximately 70% of the Company’s total net sales are made through its supply centers.
     The Company believes that distributing products through its supply centers provides the Company with certain competitive advantages such as (a) building long-standing customer relationships; (b) developing comprehensive, customized marketing programs to assist the Company’s contractor customers; (c) closely monitoring developments in local customer preferences; and (d) ensuring product availability through integrated logistics between the Company’s manufacturing and distribution facilities. The Company’s customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and homebuilding customers. Many have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. The Company supports its contractor customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective customers. The customer generally relies on the professional contractor to specify the brand of siding or window to be purchased, subject to the customer’s price, color and quality requirements. The Company’s daily contact with its contractor customers also enables it to closely monitor activity in each of the remodeling and new construction markets in which the Company competes. This direct presence in the marketplace permits the Company to obtain current local market information, providing it with the ability to recognize trends in the marketplace earlier and adapt its product offerings on a location-by-location basis.
     The Company believes that its supply centers provide “one-stop shopping” to meet the specialized needs of its contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of Company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories, and vinyl fencing and railing, as well as products manufactured by third parties. The Company believes that its ability to provide a broad range of products is a key competitive advantage because it allows its contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, the Company has historically achieved economies of scale in sales and marketing by developing integrated, multiple product programs on a national, regional and local level. Through many of its supply centers, the Company also provides full-service product installation of its vinyl siding and vinyl window products, principally to new homebuilders who value the importance of installation services.
     Each of the Company’s supply centers is evaluated as a separate profit center, and compensation of supply center personnel is based in part on the supply center’s operating results. Decisions to open new supply centers, and to close or relocate existing supply centers, are based on the Company’s continuing assessment of market conditions and individual location profitability. The Company continues to review the marketplace in order to decide which major metropolitan areas would be most advantageous to open new supply centers in the future. At the present time, the Company plans to open one new supply center in 2008.
     The Company also sells the products it manufactures directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company’s marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company’s distribution partners are carefully selected based on their ability to drive sales of the Company’s products, deliver high customer service levels and meet other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets and expand the Company’s geographic reach without deploying the necessary capital to establish a company-owned supply center. Sales to independent distributors and dealers account for approximately 30% of the Company’s net sales. Despite their aggregate lower percentage of total sales, the Company’s largest individual customers are among its direct dealers and independent distributors. The Company has no customers that accounted for 10% or more of its net sales during 2007, 2006 or 2005.

     Manufacturing. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio; Bothell, Washington; Cedar Rapids, Iowa; Kinston, North Carolina; Yuma, Arizona and London, Ontario. The Company operates a vinyl extrusion facility in West Salem, Ohio and manufactures its vinyl siding products at its facilities in Ennis, Texas and Burlington, Ontario. The Company also has two metal manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec. In 2005, the Company closed its vinyl siding manufacturing plant located in Freeport, Texas and moved the volume to the Ennis, Texas vinyl siding plant. Additionally, the Company leases a warehouse adjacent to the Ennis facility to facilitate the distribution of its vinyl siding and certain other products to the majority of its United States supply centers and to certain independent distributors. In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. The Company expects the transition of distribution operations to the third party distribution center and the relocation of certain vinyl siding production will be completed by the end of its fiscal 2008 second quarter, thereby reducing its manufacturing and freight costs and improving its customer service levels.
     The Company’s window fabrication plants in Cuyahoga Falls, Ohio; Kinston, North Carolina; Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves significant cost savings and higher product quality compared to purchasing these materials from third-party suppliers. The Company’s Yuma, Arizona plant, which began window production in 2005, was built to meet product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant. The Company’s Bothell, Washington and Yuma, Arizona facilities have long-term contracts to purchase their vinyl extrusions from third-party suppliers.
     The Company’s window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. The Company’s vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.
     Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers. The Company has a contract with its resin supplier through December 2008 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could also meet its requirements for vinyl resin beyond 2008 on commercially acceptable terms. The price of vinyl resin increased significantly during 2005 as a result of the impact of Hurricanes Katrina and Rita, which caused a significant increase in energy costs, and has subsequently remained at historically elevated levels. With respect to aluminum, the Company utilizes multiple suppliers to fulfill its requirements. Prices for aluminum and steel also increased in each of the past three years, with London Metal Exchange pricing for aluminum reaching record levels in 2006. To offset the inflation of raw materials, the Company implemented two vinyl siding price increases in 2005 — one in the first quarter of the year and a subsequent increase in the fourth quarter of the year. Due to the continued rise in aluminum costs, the Company announced further price increases on its aluminum products in the first, second and fourth quarters of 2006. While the Company believes that any significant future cost increases will be offset by price increases to its customers, there can be no assurances that the Company will be able to achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products.
     Competition. The Company believes that no company within the exterior residential building products industry competes with it on both the manufacturing and distribution levels, except for Norandex. Additionally, there are numerous small and large manufacturers of exterior residential building products, some of which are larger in size and have greater financial resources than the Company. The Company competes with Norandex and numerous large and small distributors of building products in its capacity as a distributor of these products.

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
BACKLOG
     The Company does not have material long-term contracts. The Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for the Company’s products and is not necessarily indicative of the level of future sales. The Company did not have a significant manufacturing backlog at December 29, 2007.
TRADEMARKS, PATENTS AND OTHER INTANGIBLE ASSETS
     The Company has registered and nonregistered trade names and trademarks covering the principal brand names and product lines under which its products are marketed. The allocation of purchase price from the April 2002 merger transaction resulted in $98.7 million in trademarks and trade names of which $24.0 million had remaining useful lives at the time of the merger of 15 years and $74.7 million had indefinite lives. The indefinite lived intangible assets consisted of the UltraGuard® trademark and the Alside® trade name. The allocation of purchase price also resulted in $6.8 million of patents with estimated useful lives at the time of the merger of 10 years. The Company has obtained patents on certain claims associated with its siding, fencing and railing products, which the Company believes distinguish Alside’s products from those of its competitors. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark and patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology was concluded to be impaired during 2006 as their carrying values exceeded their estimated fair value by approximately $1.0 million for the trademark and approximately $0.2 million for the patents. The impairment recorded against the UltraGuard® trademark and patents, coupled with an impairment of $1.4 million against certain machinery and equipment used to manufacture fence and rail products, resulted in a total impairment charge of $2.6 million against long-lived assets used for UltraGuard® products.
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
EMPLOYEES
     The Company’s employment needs vary seasonally with sales and production levels. As of December 29, 2007, the Company had approximately 3,000 full-time employees, including approximately 1,500 hourly workers. Additionally, the Company had approximately 300 employees in the United States and 325 employees in Canada located at unionized facilities covered by collective bargaining agreements. Approximately 3% of the Company’s employees are covered by collective bargaining agreements that expire within one year. The Company considers its labor relations to be good.
     The Company utilizes leased employees to supplement its own workforce at its manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,150 workers.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
     All of the Company’s business operations are located in the United States and Canada. Revenue from external customers in foreign countries was approximately $241 million, $221 million, and $189 million in 2007, 2006, and 2005, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $963 million, $1,029 million, and $984 million in 2007, 2006, and 2005, respectively, was derived from U.S. customers. At December 29, 2007, long-lived assets totaled approximately $38 million in Canada and $437 million in the U.S. At December 30, 2006, long-lived assets totaled approximately $33 million in Canada and $450 million in the U.S. At December 31, 2005, those amounts were $34 million and $466 million, respectively. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
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

ITEM 1A. RISK FACTORS
     The following discussion of risks relating to the Company’s business should be read carefully in connection with evaluating the Company’s business, prospects and the forward-looking statements contained in this Annual Report on Form 10-K and oral statements made by representatives of the Company from time to time. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made. For additional information regarding forward-looking statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Forward-Looking Statements.”
     The Company’s business is subject to a number of risks and uncertainties, including those described below:
     The Company’s substantial level of indebtedness could adversely affect its financial condition.
     The Company has a substantial amount of indebtedness, which will require significant interest payments. As of December 29, 2007, the Company had approximately $226.0 million of indebtedness and interest expense for the year ended December 29, 2007 was approximately $27.9 million. Approximately $61.0 million of such debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $0.6 million.
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
     The Company’s indirect parent companies also have significant indebtedness. At December 29, 2007, AMH and AMH II had approximately $392.7 million and $83.6 million, respectively, of debt. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $702.3 million as of December 29, 2007. Although the Company does not guarantee such indebtedness and has no legal obligation to make payments on such indebtedness, those parent companies have no operations of their own and they must receive distributions, payments and loans from their subsidiaries to satisfy their obligations under the 11 1/4% notes, with respect to AMH and the 13 5/8% notes, with respect to AMH II. The Company declared dividends totaling $8.0 million during 2007 and expects to declare additional dividends totaling $8.3 million during 2008 to fund AMH II’s scheduled interest payments on its 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of future default would have a material adverse effect on the Company’s ability to make further distributions, other payments or loans to its direct and indirect parent companies. In addition, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II, and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making cash distributions. Also, Delaware law may restrict the Company’s ability to make certain distributions, which the Company evaluates on an ongoing basis. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their debts, AMH or AMH II may be required to refinance all or part of their indebtedness, borrow additional funds, or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. No cash distributions from the Company will be needed in order to satisfy AMH’s interest payment obligations under the 11 1/4% notes until September 1, 2009. Any default on such notes resulting from the Company’s inability to make sufficient distributions at that time could have a material adverse effect on the Company. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company.
     If AMH II defaults on its debt obligations, it could result in a change in control.
     The Company’s indirect parent company, AMH II, is a holding company whose assets consist primarily of its membership interest in AMH. As of December 29, 2007, AMH II had approximately $83.6 million of indebtedness, which requires annual cash interest payments of approximately $8.0 million. If AMH II defaults on its payment obligations under its indebtedness, its creditors may be able to seize AMH II’s common stock. Should the creditors elect to foreclose on the stock, it would result in a change of control of AMH II. There can be no assurance that AMH II will not default in a manner giving its creditor a right to seize its stock. A change of control of AMH II could cause a change of control under the indentures governing the 9 3/4% notes and the 11 1/4% notes and the Company’s credit facility. Upon a change of control, subject to certain conditions, each holder of the 9 3/4% notes may require the Company to repurchase all or a portion of the outstanding 9 3/4% notes at 101% of the principal amount thereof, together with any accrued and unpaid interest to the date of repurchase and each holder of the 11 1/4% notes may require AMH to repurchase all or a portion of the outstanding 11 1/4% notes at 101% of the accreted value amount thereof, together with any accrued and unpaid interest to the date of repurchase. In addition, the creditors under the credit facility may declare all outstanding indebtedness thereunder as due and payable. There is no assurance that the Company or AMH will have sufficient funds available at the time of any change of control to make required repurchases of tendered notes or repay all outstanding indebtedness under the credit facility.
     AMH II’s cash flow and ability to service its debt obligations are solely dependent upon the Company’s earnings, cash flow, and liquidity. The Company’s ability to distribute cash depends on the applicable laws and the contractual restrictions contained in the Company’s credit facility and the 9 3/4% notes. Additionally, the indenture governing AMH’s 11 1/4% notes further restricts AMH from making cash distributions. The Company cannot be certain that it will be able to make payments to AMH II or that any payments will be adequate to allow AMH II to satisfy its indebtedness.

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
     Payment on the notes and guarantees is subordinated in right of payment to all of the Company’s and its guarantors’ senior debt. As of December 29, 2007, the notes and the related guarantees were subordinated to approximately $61.0 million of senior debt. In addition as of December 29, 2007, $82.5 million of senior debt was available for borrowing under the revolving portion of its credit facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of senior debt. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.
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
     The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities have increased significantly over the past three years. In response, the Company announced price increases on its products over the past three years to offset the raw material inflation. However, there can be no assurance that the Company will be able to maintain these selling price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. Additionally, the Company relies on its suppliers for deliveries of raw materials. If any of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company may not be able to meet its raw material requirements through other raw material suppliers without incurring a material adverse impact on its operations.
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
     The Company has accounted for the April 2002 merger transaction and the acquisition of Gentek using the purchase method of accounting. The purchase price has been allocated to assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. The excess of cost over fair value of the new identifiable assets acquired has been recorded as goodwill. These purchase price allocations have been made based upon valuations and other studies. As a result of these transactions, the Company has approximately $102.4 million of other intangible assets and $231.2 million of goodwill. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark and patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology was concluded to be impaired during 2006 as their carrying values exceeded their estimated fair value by approximately $1.2 million. The impairment recorded against the UltraGuard® trademark and patents, coupled with an impairment of $1.4 million against certain machinery and equipment used to manufacture fence and rail products, resulted in a total impairment charge of $2.6 million against long-lived assets used for UltraGuard® products. Given the significant amount of goodwill and other intangible assets, any additional future impairment of the goodwill and other intangible assets recorded could have an adverse effect on the Company’s financial condition and results of operations.
     The Company is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc., whose interests may be different than other investors.
     By reason of their ownership of the Company’s indirect parent company, affiliates of Investcorp and Harvest Partners have the ability to designate a majority of the members of the board of directors of AMH II, the Company’s indirect parent company, with each having the right to designate three of the seven members, with the seventh board seat being occupied by the chief executive officer of the Company. Investcorp and Harvest Partners will control actions to be taken by the Company’s member, including amendments to the Company’s limited liability company agreement and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The interests of Investcorp and Harvest Partners and their affiliates’ interests may be materially different than other stakeholders in the Company. For example, Investcorp and Harvest Partners may cause the Company to pursue a growth strategy, which could impact the Company’s ability to make payments under the indenture governing the 9 3/4% notes and the credit facility or cause a change of control. In addition, to the extent permitted by the indenture and the credit facility, Investcorp and Harvest Partners may cause the Company to pay dividends rather than make capital expenditures.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The Company’s operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Corporate Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)
Cedar Rapids, Iowa	Vinyl Windows	257,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	394,000	(2)
Ennis, Texas	Vinyl Siding Products	538,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	289,000
Woodbridge, New Jersey	Metal Products	318,000	(1)

(1)	Leased facilities.

(2)	The Company leases a portion of its warehouse space in this facility.

(3)	Includes a 237,000 square foot warehouse that was built during 2005 and is leased. The Company owns the remainder of the facility.
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
     The leases for the Company’s window plants expire in 2011 for the Bothell location, in 2015 for the Yuma location, in 2020 for the Cedar Rapids location and in 2010 for the Kinston location. The lease for the warehouse at the Company’s Ennis location expires in 2020. In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio. The leases at the Bothell and Yuma locations and for the warehouse at the Ennis location are renewable at the Company’s option for two additional five-year periods. The lease for the Company’s Burlington warehouse space expires in 2014. The lease for the Company’s Woodbridge location expires in 2009 and is renewable for an additional five-year period.

ITEM 3. LEGAL PROCEEDINGS
     The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company’s existing insurance coverage, is expected to have a material adverse effect on the Company. From time to time, the Company is involved in proceedings and potential proceedings relating to environmental and product liability matters.
     Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state laws, impose strict, and in certain circumstances, joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility in Lumber City, Georgia, initially owned by USX Corporation (“USX”), subsequently owned by the Company and then subsequently owned by Amercord, Inc., a company in which the Company held a minority interest, is subject to a Consent Order. The Consent Order was entered into by Amercord, Inc. with the Georgia Department of Natural Resources in 1994, and required Amercord, Inc. to conduct soil and groundwater investigation and perform required remediation. The Company was not a party to the Consent Order. Additionally, the Company believes that soil and groundwater in certain areas of the site (including the area of two industrial waste landfills) was being investigated by the United States Environmental Protection Agency under CERCLA to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord, Inc. is no longer an operating entity and does not have adequate financial resources to perform any further investigation and remediation activities that may be required. If substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments.
     The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of $250,000 in a remediation funding source, $100,000 of which was provided by Gentek U.S. under a self-guaranty. Investigations at this facility are ongoing and the Company cannot currently determine the amount of any cleanup costs that may be associated with this facility.
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
     The Company entered into a consent order dated August 25, 1992 with the United States Environmental Protection Agency pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Cuyahoga Falls, Ohio site location. In July 2005, the Company entered into an Administrative Order of Consent relative to the final corrective measures that are to be implemented at this site. The Company believes that USX, the former owner, bears responsibility for substantially all of the direct costs of corrective action at these facilities under the relevant purchase contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at these facilities. The Company expects that it will continue to be reimbursed by USX. Payments, however, may not continue to be made by USX or USX may not have adequate financial resources to fully reimburse the Company for these costs. The Company does not expect future costs related to this matter to be significant.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     On December 19, 2007, the Company’s stockholder through a unanimous consent approved the conversion of the Company from a Delaware corporation to a Delaware limited liability company effective December 28, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     There is no established public trading market for the Company’s membership interests.
HOLDERS
     As of March 19, 2008, Holdings is the Company’s sole record holder of its membership interests.
DIVIDENDS
     The Company’s credit facility and indenture governing the 9 3/4% notes restrict dividend payments by the Company. During 2007 and 2006, the Company and its direct and indirect parent companies declared dividends totaling approximately $8.0 million and $7.7 million, respectively, to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
     In the first quarter of 2005, the Company made an intercompany loan of $33.7 million to AMH II through its direct and indirect parent companies. Subsequently, a dividend was declared by the Company and its direct and indirect parent companies in forgiveness of the intercompany loan. In the third quarter of 2005, the Company and its direct and indirect parent companies declared a dividend of approximately $4.6 million to AMH II to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     The Company has no outstanding equity compensation plans under which securities of the Company are authorized for issuance. Equity compensation plans are maintained at AMH II, the Company’s indirect parent company.
RECENT SALES OF UNREGISTERED SECURITIES
     None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
     None.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data set forth below for the five-year period ended December 29, 2007 was derived from the audited consolidated financial statements of the Company. The Company’s results of operations include the results of Gentek subsequent to its acquisition, which was completed on August 29, 2003. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
	January 3,	January 1,	December 31,	December 30,	December 29,
	2004	2005	2005	2006	2007
	(In thousands)

Income Statement Data:
Net sales	$779,836	$1,093,959	$1,173,591	$1,250,054	$1,204,056
Cost of sales	561,525	804,951	906,267	947,776	899,839

Gross profit	218,311	289,008	267,324	302,278	304,217
Selling, general and administrative expenses	149,571	184,524	198,493	203,844	208,001
Impairment of long-lived assets(1)	—	—	—	3,423	—
Transaction costs:
Bonuses(2)	—	36,811	—	—	—
Stock option compensation expense(3)	—	30,838	—	—	—
Facility closure costs, net(4)	—	4,535	3,956	(92)	—

Income from operations	68,740	32,300	64,875	95,103	96,216
Interest expense(5)	27,369	27,784	31,922	32,413	27,943
Foreign currency (gain) loss	(548)	387	781	(703)	(227)
Recapitalization transaction costs(6)	—	16,297	—	—	—

Income (loss) before income taxes	41,919	(12,168)	32,172	63,393	68,500
Income taxes (benefit)	17,388	(1,234)	9,709	30,096	28,845

Net income (loss)	$24,531	$(10,934)	$22,463	$33,297	$39,655

Other Data:
Cash provided by operating activities	$55,976	$18,737	$47,897	$68,300	$71,351
Capital expenditures	12,689	18,741	20,959	14,648	12,393
Cash used in investing activities	(123,510)	(18,651)	(20,877)	(11,740)	(13,175)
Cash provided by (used in) financing activities	58,738	53,176	(72,882)	(53,863)	(53,018)
Balance Sheet Data (end of period):
Working capital	$113,698	$200,048	$154,536	$151,022	$157,550
Total assets	721,004	850,855	817,597	786,331	793,939
Long-term debt, less current maturities	305,000	339,125	317,000	271,000	226,000

(1)	The Company recorded an impairment charge of $2.6 million against certain machinery and equipment, trademarks, and patents used to manufacture its fence and rail products during 2006 as their carrying values exceed their fair value. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.

(2)	Represents bonuses paid to certain members of management and a director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(3)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(4)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset impairments of approximately $3.7 million, equipment relocation costs of approximately $0.3 million, severance benefits of approximately $0.3 million and contract termination costs of approximately $0.2 million for the year ended January 1, 2005 and relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million for the year ended December 31, 2005.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. During 2007, vinyl windows comprised approximately 35%, vinyl siding comprised approximately 24%, metal products, which includes aluminum and steel products, comprised approximately 18%, and third party manufactured products comprised approximately 17% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home repair and remodeling and new home construction principally through the Company’s North American network of 128 supply centers. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by a housing market that has weakened considerably. Beginning in 2006 and continuing through 2007, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has deteriorated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 and 2007 in single-family housing starts and announcements from home builders of significant decreases in their orders. Recently, increased delinquencies on sub-prime mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. In response, the Company announced price increases from 2004 through 2006 on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for additional price increases as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
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

     The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continually analyzes new and existing markets for the selection of new supply center locations. Presently, the Company plans to open one new supply center in 2008.
     The Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of AMH. AMH is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company. The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2007, 2006, and 2005 fiscal years ended on December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Years Ended
	December 29,		December 30,		December 31,
	2007		2006		2005
		% of		% of		% of
		Total		Total		Total
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Net sales	$1,204,056	100.0%	$1,250,054	100.0%	$1,173,591	100.0%

Gross profit	304,217	25.3	302,278	24.2	267,324	22.8

Selling, general and administrative expense	208,001	17.3	203,844	16.3	198,493	16.9
Impairment of long-lived assets	—	—	3,423	0.3	—	—
Facility closure costs, net	—	—	(92)	0.0	3,956	0.3

Income from operations	96,216	8.0	95,103	7.6	64,875	5.5

Interest expense, net	27,943		32,413		31,922
Foreign currency (gain) loss	(227)		(703)		781

Income before income taxes	68,500		63,393		32,172
Income taxes	28,845		30,096		9,709

Net income	$39,655		$33,297		$22,463

Other Data:
EBITDA(1)	$118,505		$117,953		$84,569
Adjusted EBITDA(1)	121,606		123,193		93,625
Depreciation and amortization	22,062		22,147		20,475
Capital expenditures	12,393		14,648		20,959

     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Vinyl windows	$418,106	$411,295	$377,411
Vinyl siding products	285,785	327,961	325,048
Metal products	220,189	224,676	205,426
Third party manufactured products	203,711	194,126	177,839
Other products and services	76,265	91,996	87,867

	$1,204,056	$1,250,054	$1,173,591

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. Adjusted EBITDA has not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA is not a measure determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net income	$39,655	$33,297	$22,463
Interest expense, net	27,943	32,413	31,922
Income taxes	28,845	30,096	9,709
Depreciation and amortization	22,062	22,147	20,475

EBITDA	118,505	117,953	84,569
Foreign currency (gain) loss	(227)	(703)	781
Amortization of management fee (i)	500	500	4,000
Transaction costs (ii)	1,168	—	—
Tax restructuring costs (iii)	961	—	—
Stock compensation expense	—	27	319
Facility closure costs, net (iv)	—	(92)	3,956
Separation costs (v)	699	2,085	—
Impairment charges (vi)	—	3,423	—

Adjusted EBITDA	$121,606	$123,193	$93,625

(i)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(ii)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(iii)	Represents legal and accounting fees incurred in connection with a tax restructuring project to reduce AMH II’s consolidated income tax obligations.

(iv)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset impairments and equipment relocation expenses. Total pre-tax expenses related to the Freeport closing were $8.4 million.

(v)	For the fiscal year ended December 29, 2007, amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company. For the fiscal year ended December 30, 2006, amount represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Board of Directors.

(vi)	Based on current and projected operating results for its vinyl fencing and railing product lines, the Company concluded that certain machinery and equipment, trademarks, and patents used to manufacture these products were impaired during the fourth quarter of 2006 as their carrying values exceeded their fair value by $2.6 million. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.
YEAR ENDED DECEMBER 29, 2007 COMPARED TO YEAR ENDED DECEMBER 30, 2006
     Net sales decreased 3.7% to $1,204.1 million for the year ended December 29, 2007 compared to $1,250.1 million for the same period in 2006 primarily due to lower sales volumes in the Company’s vinyl siding operations, partially offset by growth in third party manufactured product sales from expanded product offerings and the benefit from the stronger Canadian dollar. Compared to the 2006 fiscal year, vinyl window unit volumes were unchanged while vinyl siding unit volumes decreased by 13%, which is comprised of a decrease in U.S. vinyl siding unit volumes of 18% due to the negative economic factors surrounding the U.S. housing market, partially offset by an increase in Canadian vinyl siding unit volumes of 9% due to the strong economy in the Western provinces. The Company believes vinyl window unit volumes have remained strong as replacement windows are viewed by consumers as less discretionary due to the high cost of energy, and therefore have been less impacted as compared to vinyl siding by the current market conditions. The Company expects the overall weakness in the U.S housing market to continue for the foreseeable future.
     Gross profit for the fiscal year ended December 29, 2007 was $304.2 million, or 25.3% of net sales, compared to gross profit of $302.3 million, or 24.2% of net sales, for the 2006 fiscal year. The increase in gross profit as a percentage of net sales was primarily a result of the net favorable impact of selling prices versus commodity costs, the Company’s cost reduction initiatives and procurement savings, as well as the benefit from the stronger Canadian dollar.
     Selling, general and administrative expense increased to $208.0 million, or 17.3% of net sales, for the fiscal year ended December 29, 2007 versus $203.8 million, or 16.3% of net sales, for the 2006 fiscal year. Selling, general and administrative expense for the fiscal year ended December 29, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, and $1.0 million of tax restructuring costs, while selling, general and administrative expense for the fiscal year ended December 30, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer. Excluding these costs, selling, general and administrative expense for the fiscal year ended December 29, 2007 increased $3.4 million compared to the 2006 fiscal year. The increase in selling, general and administrative expense was due primarily to increased consulting expenses associated with the Company’s cost reduction initiatives in its manufacturing operations, increased marketing expenses, increased building and truck lease expenses in the Company’s supply center network, and the translation impact on Canadian expenses, offset partially by headcount reductions implemented in the prior year along with decreases in EBITDA-based incentive compensation programs. Income from operations was $96.2 million for the fiscal year ended December 29, 2007 compared to $95.1 million for the 2006 fiscal year.
     The Company implemented headcount reductions in the fourth quarter of 2006 in response to the difficult market conditions. Also, the Company identified cost savings opportunities in its procurement function, particularly for raw materials and third party manufactured products, labor efficiency projects within its window operations and additional savings opportunities within its logistics network. As a result of these initiatives, the Company achieved over $20 million of cost savings during the year ended December 29, 2007.

     Interest expense of $27.9 million for the year ended December 29, 2007 and $32.4 million for the year ended December 30, 2006 consists primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the credit facility and amortization of deferred financing fees. The decrease in interest expense was primarily due to lower overall borrowings on the term loan under the credit facility.
     The income tax provision for the year ended December 29, 2007 reflects an effective income tax rate of 42.1%, compared to an effective income tax rate of 47.5% for the same period in 2006. The decrease in the effective income tax rate in 2007 is primarily due to an improved ability to utilize foreign tax credits to offset the taxes due on earnings from the Company’s Canadian subsidiary and a benefit from the settlement of uncertain tax positions during 2007. The Company expects to have an effective tax rate in 2008 of approximately 39% to 42%.
     Net income was $39.7 million for the year ended December 29, 2007 compared to net income of $33.3 million for the year ended December 30, 2006.
     EBITDA was $118.5 million for the fiscal year ended December 29, 2007 compared to EBITDA of $118.0 million for the fiscal year ended December 30, 2006. For the fiscal year ended December 29, 2007, adjusted EBITDA was $121.6 million compared to adjusted EBITDA of $123.2 million for the 2006 fiscal year. Adjusted EBITDA for the 2007 fiscal year excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $1.0 million of tax restructuring costs, $0.5 million of amortization related to prepaid management fees and foreign currency gains of $0.2 million. Adjusted EBITDA for the 2006 fiscal year excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, a $3.4 million impairment charge on certain long-lived assets, $0.5 million of amortization related to prepaid management fees, $0.7 million of foreign currency gains, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s former manufacturing facility in Freeport, Texas.
YEAR ENDED DECEMBER 30, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
     Net sales increased 6.5% to $1,250.1 million for the year ended December 30, 2006 compared to $1,173.6 million for the same period in 2005 driven primarily by the continued realization of selling price increases implemented in late 2005 and early 2006, unit volume growth in the Company’s vinyl window operations, as well as the benefit from a stronger Canadian dollar. During the year ended December 30, 2006 compared to the same period in 2005, window unit volumes increased by 6%, while vinyl siding unit volumes decreased by 6%. The Company’s U.S. vinyl siding unit volumes decreased 9%, while Canadian vinyl siding unit volumes increased 1% compared to the prior year. Beginning in mid-2006 and continuing throughout the second half of 2006, the Company experienced sales weakness in most of its markets, particularly the Western region of the U.S., which it believes is due in part to slowing in the new construction market, and the Midwest region of the U.S., which is due in part to weakness in that region’s overall economy.
     Gross profit for the year ended December 30, 2006 was $302.3 million, or 24.2% of net sales, compared to gross profit of $267.3 million, or 22.8% of net sales, for the same period in 2005. The increase in gross profit as a percentage of net sales was primarily a result of the realization of selling price increases. During the year ended December 30, 2006, compared to the same period in 2005, the Company’s manufacturing costs at the Ennis vinyl siding facility improved; however, manufacturing costs continued to be in excess of costs incurred prior to the consolidation of its Freeport, Texas vinyl siding facility with the Ennis facility in early 2005.
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
     Quarterly sales and operating profit data for the Company in 2007 and 2006 are shown in the tables below (in thousands):

	Three Months Ended
	March 31	June 30	September 29	December 29
2007
Net sales	$218,164	$337,951	$349,603	$298,338
Gross profit	47,716	91,066	91,557	73,878
Selling, general and administrative expenses(1)	49,100	53,244	53,128	52,529
Income (loss) from operations	(1,384)	37,822	38,429	21,349
Net income (loss)	(4,638)	17,019	17,399	9,875

	Three Months Ended
	April 1	July 1	September 30	December 30
2006
Net sales	$259,280	$348,329	$343,402	$299,043
Gross profit	59,104	87,241	85,095	70,838
Selling, general and administrative expenses(2)	51,014	52,453	50,692	49,685
Impairment charges	—	—	—	3,423
Facility closure costs, net	—	(92)	—	—
Income from operations	8,090	34,880	34,403	17,730
Net income	116	16,274	14,584	2,323

(1)	Selling, general and administrative expenses includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer during the first quarter of fiscal 2007, $1.2 million of transaction costs during the third quarter of fiscal 2007, and $1.0 million of tax restructuring costs during the fourth quarter of fiscal 2007.

(2)	Selling, general and administrative expenses during the first quarter of fiscal 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer.
LIQUIDITY AND CAPITAL RESOURCES
     The following sets forth a summary of the Company’s cash flows for 2007, 2006, and 2005 (in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net cash provided by operating activities	$71,351	$68,300	$47,897
Net cash used in investing activities	(13,175)	(11,740)	(20,877)
Net cash used in financing activities	(53,018)	(53,863)	(72,882)

CASH FLOWS
     At December 29, 2007, the Company had cash and cash equivalents of $21.6 million and available borrowing capacity of approximately $82.5 million under the revolving loan portion of its second amended and restated credit facility. Outstanding letters of credit as of December 29, 2007 totaled $7.5 million primarily securing various insurance letters of credit.
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities was $71.4 million for the year ended December 29, 2007 compared to $68.3 million for the same period in 2006. Accounts receivable was a use of cash of $2.2 million for the year ended December 29, 2007 compared to a source of cash of $9.0 million for the same period in 2006 resulting in a net decrease in cash flows of $11.2 million, which is primarily due to a decline in fourth quarter sales in 2006 as compared to 2005 resulting in higher cash flows in fiscal 2006. Accounts payable and accrued liabilities were a use of cash of $4.0 million and $12.3 million for the years ended December 29, 2007 and December 30, 2006, respectively, resulting in a net increase in cash flows of $8.3 million. The change is primarily due to the timing of payments to vendors between the first quarter of 2007 and the first quarter of 2006 as a result of a one-time benefit from obtaining improved payment terms with certain of the Company’s raw materials suppliers at the end of 2005, offset by increases in EBITDA-based incentive compensation payments during 2007.
     Net cash provided by operating activities was $68.3 million for the year ended December 30, 2006 compared to $47.9 million for the same period in 2005. Accounts receivable was a source of cash of $9.0 million for the year ended December 30, 2006 compared to a use of cash of $22.2 million for the same period in 2005 resulting in a net increase in cash flows of $31.2 million, which is primarily due to strong collection efforts in 2006 coupled with a decline in fourth quarter sales in 2006 as compared to 2005. As a result of the decline in sales during the fourth quarter of 2006, the Company’s inventory purchase requirements declined compared to an increase in inventory during 2005 due to the Company’s decision to increase inventory levels to improve customer service levels in 2006. As a result, inventory changes resulted in a net increase in cash flows of $17.4 million for the year ended December 30, 2006 as compared to 2005. Accounts payable and accrued liabilities were a use of cash of $12.3 million for the year ended December 30, 2006 compared to a source of cash of $22.0 million for the same period in 2005, resulting in a net decrease in cash flows of $34.3 million, which is primarily due to the one-time increase in accounts payable as a result of obtaining improved payment terms with certain of the Company’s raw materials suppliers during 2005 and lower inventory purchase requirements during the second half of 2006. Cash flows provided by operating activities for the year ended December 30, 2006 includes income tax payments of $22.4 million, while net cash provided by operating activities for the same period in 2005 reflects $4.8 million of income tax refunds, net of income tax payments, received in 2005 related to deductions associated with the December 2004 recapitalization transaction.
CASH FLOWS FROM INVESTING ACTIVITIES
     For the year ended December 29, 2007, net cash used in investing activities included capital expenditures of $12.4 million and cash paid to acquire a supply center of $0.8 million. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. Estimated capital expenditures for 2008 are approximately $12 million to $15 million.
     For the year ended December 30, 2006, capital expenditures totaled $14.6 million. Capital expenditures in 2006 were primarily to increase capacity and capabilities in the Company’s vinyl window manufacturing operations. The Company received proceeds from the sale of assets of $2.9 million, including $2.7 million of proceeds from the sale of property and equipment at its former Freeport, Texas manufacturing facility during 2006.
     For the year ended December 31, 2005, capital expenditures of $21.0 million were primarily to increase capacity at the Company’s Ennis, Texas vinyl siding facility as a result of closing the Company’s former Freeport, Texas manufacturing facility and to purchase land and equipment for the new window plant leased in Yuma, Arizona, which began window production in the third quarter of 2005. The Yuma plant was built to meet product demand in the Company’s Western markets and to alleviate capacity constraints at the Company’s Bothell, Washington window plant.

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash used in financing activities for the year ended December 29, 2007 includes repayments of $45.0 million of term debt under the Company’s credit facility and dividend payments of $8.0 million. The dividends were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
     Net cash used in financing activities for the year ended December 30, 2006 includes repayments of $46.0 million of term debt under the Company’s credit facility, dividend payments of $7.7 million and payments for financing fees of $0.1 million. The dividends were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
     Cash flows from financing activities for the year ended December 31, 2005 include dividend payments of $38.3 million, payments on promissory notes of $11.6 million and repayments on the term loan of $23.0 million. The dividend payments consist of a $33.7 million dividend paid in the first quarter of 2005 to forgive an intercompany loan in connection with the December 2004 recapitalization transaction and a $4.6 million dividend paid in the third quarter of 2005 to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
     For 2008, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on the revolving loan portion of the Company’s credit facility. The Company expects to borrow on the revolving facility during the first two quarters of 2008, with repayments in the third and fourth quarters. The Company expects to repay all borrowings on the revolving facility by the end of 2008.
DESCRIPTION OF THE COMPANY’S OUTSTANDING INDEBTEDNESS
     The Company entered into a second amended and restated credit facility dated December 22, 2004 which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the principal repayments made in 2005. Also, on an annual basis, beginning with 2005, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. The Company will be required to make quarterly payments of the unamortized principal in the final year of the loan. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of December 29, 2007, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility. The Company had no borrowings outstanding on the revolving loan portion of the Company’s credit facility as of December 29, 2007.
     In 2006, the Company entered into an amendment to the credit facility that amended certain covenants that require the Company to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.
     The Company’s 9 3/4% notes due in 2012 pay interest semi-annually in April and October. The 9 3/4% notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness and senior in right of payment to any current or future subordinated indebtedness of the Company. The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products

Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of December 29, 2007.
     All obligations of the Company under the credit facility are jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also are jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiary. All obligations of the Company under the credit facility are secured by a pledge of the Company’s membership interest, the membership interest of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiary.
     In March 2004, the Company’s indirect parent company, AMH, issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of December 29, 2007 was approximately $392.7 million.
     In December 2004, the Company’s indirect parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”). The accreted value of the 13 5/8% notes as of December 29, 2007 was approximately $83.6 million.
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making payments to AMH II. Delaware law may also restrict the Company’s ability to make certain distributions. In 2007, 2006 and 2005, the Company and its direct and indirect parent companies declared dividends of approximately $8.0 million, $7.7 million and $4.6 million, respectively, to AMH II to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company declared a dividend of approximately $4.1 million in January 2008 and expects to declare an additional dividend in July 2008 of approximately $4.2 million to fund AMH II’s scheduled interest payments. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $702.3 million as of December 29, 2007.
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
CONTRACTUAL OBLIGATIONS
     The Company has commitments for maturities of long-term debt, obligations under defined benefit pension plans, and future minimum lease payments under noncancelable operating leases principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company’s scheduled maturities of long-term debt, scheduled interest payments on the 9 3/4% notes, estimated required contributions to its defined benefit pension plans, and obligations for future minimum lease payments under non-cancelable operating leases at December 29, 2007 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
			2009 —	2011 —	After
	Total	2008	2010	2012	2012
Long-term debt (1)	$226,000	$—	$61,000	$165,000	$—
Interest payments on 9 3/4% notes	72,393	16,088	32,175	24,130	—
Interest payments on term loan portion of credit facility (2)	10,706	4,508	6,198	—	—
Operating leases (3)	140,721	32,830	47,876	28,213	31,802
Expected pension contributions (4)	35,482	8,208	15,029	12,245	—

(1)	Represents principal amounts, but not interest. The Company’s long-term debt consists of the second amended and restated credit facility and the 9 3/4% notes. See Note 7 to the consolidated financial statements.

(2)	Future interest payments on the Company’s term loan were calculated assuming no principal payments until the required quarterly principal payments that begin in December 2009. The interest rate used for the calculation was 7.39%, calculated as the weighted average interest rate of the outstanding borrowings at December 29, 2007 including a margin of 2.50%, which represents the required margin based on the 2006 amendment to the credit facility.

(3)	For additional information on the Company’s operating leases, see Note 8 to the consolidated financial statements.

(4)	Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to the Company’s pension and other post-employment benefit plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. The Company can not reasonably estimate payments beyond 2012.
     Net long-term deferred income tax liabilities as of December 29, 2007 were $50.8 million. This amount is not included in the contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

     Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. The Company has recorded reserves of approximately $28.7 million at December 29, 2007 related to warranties issued to homeowners. The Company estimates that approximately $8.0 million of payments will be made in 2008 to satisfy warranty obligations. However, the Company can not reasonably estimate payments by year for 2009 and thereafter due to the nature of the obligations under these warranties.
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
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 8 to the consolidated financial statements.
     The Company has stand-by letters of credit of $7.5 million. At December 29, 2007, no amounts were drawn under the stand-by letters of credit. These letters of credit reduce the availability under the second amended and restated credit facility. Letters of credit are purchased guarantees that ensure the Company’s performance or payment to third parties in accordance with specified terms and conditions.
     Under certain agreements, indemnification provisions may require the Company to make payments to third parties. In connection with certain facility leases, the Company may be required to indemnify its lessors for certain claims. Also, the Company may be required to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. In 2007, the Company did not make any payments under any of these indemnification provisions or guarantees, and the Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
RELATED PARTY TRANSACTIONS
     The Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services for which the Company paid III the total due under the agreement of $6 million on December 22, 2004. As described in the management advisory agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million, $0.5 million and $4.0 million of expense in connection with this agreement for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.
     The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.8 million of management fees to Harvest Partners for each of the years ended December 29, 2007, December 30, 2006, and December 31, 2005 which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
     As of December 29, 2007 and December 30, 2006, the Company has a payable to its indirect parent companies totaling approximately $5.0 million and $0.8 million, respectively. The balances outstanding with its indirect parent companies relates primarily to amounts owed under the Company’s tax sharing agreement with its indirect parent companies, which include the Company on their consolidated tax return, totaling $8.9 million and $4.7 million at December 29, 2007 and December 30, 2006, respectively, offset by $3.9 million of amounts due for fees paid by the Company on behalf of its indirect parent companies in connection with their formation.
     During the year ended December 30, 2006, the Company entered into two separate independent consultant agreements with Mr. Snyder, a director and former Interim Chief Executive Officer, to provide advice on commercial and market strategies as well as product positioning. Total fees paid to Mr. Snyder under these agreements totaled $225,000 for the year ended December 30, 2006, which are included in selling, general and administrative expenses in the consolidated statements of operations.
     For additional information on related party transactions, see Item 13. “Certain Relationships and Related Transactions” and Note 2 to the consolidated financial statements.
EFFECTS OF INFLATION
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities increased significantly in fiscal year 2005 as a result of strong overall consumption and higher energy costs related to Hurricanes Katrina and Rita and have subsequently remained at elevated levels. Vinyl resin prices as published by the Chemical Data Index during 2007 were approximately 3% higher on average than during 2006; however, prices rose significantly during the second half of 2007, with prices during the fourth quarter of 2007 over 20% higher than the fourth quarter of 2006. Further, vinyl resin prices are forecasted to continue to rise during 2008. London Metal Exchange pricing for aluminum began to increase during the second half of 2005, reaching record levels in 2006. Aluminum costs during 2007 were approximately 3% higher on average than during 2006, with prices expected to remain volatile in 2008. The Company implemented price increases from 2004 through 2006 on certain of its products in response to the increase in commodity costs, and announced price increases in the first quarter of 2008 in response to rising vinyl resin prices. The Company continues to monitor the cost of raw materials and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At December 29, 2007, the Company had no raw material hedge contracts in place.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The adoption of the effective portions of this standard in 2008 did not have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company elected not to apply the provisions of SFAS No. 159 to its eligible financial instruments upon adoption in 2008.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their acquisition date fair value. SFAS No. 141(R) is effective for acquisitions that occur on or after the beginning of the fiscal year commencing on or after December 15, 2008. SFAS No. 141(R) will impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.
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
     Product Warranty Costs and Service Returns. Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Liabilities for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. Certain metal coating suppliers provide material warranties to the Company that mitigate the costs incurred by the Company. An independent actuary assists the Company in determining reserve amounts related to significant product failures.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
     The Company has outstanding borrowings under the term loan portion of its second amended and restated credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. As a result of the 2006 amendment to the Company’s credit facility, the interest margins on each of the term loan facility and the revolving credit facility increased by 0.25% beginning in 2006. At December 29, 2007, the Company had borrowings of $61.0 million under the term loan. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.6 million.
     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. The fair value of the 9 3/4% notes at December 29, 2007 was $168.3 million based upon their quoted market price.
FOREIGN CURRENCY EXCHANGE RATE RISK
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At December 29, 2007, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at December 29, 2007 was immaterial.

COMMODITY PRICE RISK
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum, and steel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member of
Associated Materials, LLC
We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Materials, LLC and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for the three years in the period ended December 29, 2007 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share-Based Payment” applying the prospective transition method effective January 1, 2006. As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective December 30, 2006.

ERNST & YOUNG LLP
Akron, Ohio
March 20, 2008

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except share
and per share amounts)

	December 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$21,603	$15,015
Accounts receivable, net of allowance for doubtful accounts of $9,363 at December 29, 2007 and $8,698 at December 30, 2006	138,653	135,539
Inventories	137,015	134,319
Deferred income taxes	9,983	8,787
Other current assets	11,686	9,645

Total current assets	318,940	303,305
Property, plant and equipment, net	133,531	134,290
Goodwill	231,213	231,332
Other intangible assets, net	102,424	105,541
Other assets	7,831	11,863

Total assets	$793,939	$786,331

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$80,082	$78,492
Payable to parent	5,029	763
Accrued liabilities	64,618	64,764
Income taxes payable	11,661	8,264

Total current liabilities	161,390	152,283
Deferred income taxes	50,837	50,928
Other liabilities	47,615	46,046
Long-term debt	226,000	271,000
Commitments and contingencies
Member’s equity:
Common stock, $0.01 par value:
Authorized shares — 1,000 at December 30, 2006
Issued shares — 100 at December 30, 2006	—	—
Capital in excess of par	—	233,750
Membership interest	233,750	—
Accumulated other comprehensive income (loss)	7,179	(3,207)
Retained earnings	67,168	35,531

Total member’s equity	308,097	266,074

Total liabilities and member’s equity	$793,939	$786,331

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net sales	$1,204,056	$1,250,054	$1,173,591
Cost of sales	899,839	947,776	906,267

Gross profit	304,217	302,278	267,324
Selling, general and administrative expenses	208,001	203,844	198,493
Impairment of long-lived assets	—	3,423	—
Facility closure costs, net	—	(92)	3,956

Income from operations	96,216	95,103	64,875
Interest expense, net	27,943	32,413	31,922
Foreign currency (gain) loss	(227)	(703)	781

Income before income taxes	68,500	63,393	32,172
Income taxes	28,845	30,096	9,709

Net income	$39,655	$33,297	$22,463

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
						Other
				Capital in		Comprehensive	Total
	Common Stock		Member’s	Excess	Retained	Income	Member’s
	Shares	Amount	Interest	Of Par	Earnings	(Loss)	Equity
Balance at January 1, 2005	—	$—	$—	$233,404	$25,781	$1,131	$260,316
Comprehensive income:
Net income	—	—	—	—	22,463	—	22,463
Minimum pension liability adjustment	—	—	—	—	—	(2,687)	(2,687)
Foreign currency translation adjustments	—	—	—	—	—	2,365	2,365

Total comprehensive income							22,141

Impact of stock option exercise	—	—	—	319	—	—	319
Dividends to parent company	—	—	—	—	(38,275)	—	(38,275)

Balance at December 31, 2005	—	—	—	233,723	9,969	809	244,501

Comprehensive income:
Net income	—	—	—	—	33,297	—	33,297
Minimum pension liability adjustment, prior to adoption of SFAS 158	—	—	—	—	—	1,237	1,237
Foreign currency translation adjustments	—	—	—	—	—	(991)	(991)

Total comprehensive income							33,543

Effect of adoption of SFAS 158	—	—	—	—	—	(4,262)	(4,262)
Stock option compensation	—	—	—	27	—	—	27
Dividends to parent company	—	—	—	—	(7,735)	—	(7,735)

Balance at December 30, 2006	—	—	—	233,750	35,531	(3,207)	266,074

Comprehensive income:
Net income	—	—	—	—	39,655	—	39,655
Unrecognized prior service cost and net loss	—	—	—	—	—	(755)	(755)
Foreign currency translation adjustments	—	—	—	—	—	11,141	11,141

Total comprehensive income							50,041

Conversion to limited liability corporation	—	—	233,750	(233,750)	—	—	—
Dividends to parent company	—	—	—	—	(8,018)	—	(8,018)

Balance at December 29, 2007	—	$—	$233,750	$—	$67,168	$7,179	$308,097

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$39,655	$33,297	$22,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,062	22,147	20,475
Deferred income taxes	(1,310)	3,022	(2,328)
Provision for losses on accounts receivable	3,316	3,043	3,498
(Gain) loss on sale of assets	481	(315)	23
Impairment of long-lived assets	—	3,423	—
Stock option compensation expense	—	27	319
Receivable from parent	—	—	(418)
Amortization of deferred financing costs	3,406	4,206	3,864
Amortization of management fee	500	500	4,000
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable	(2,168)	9,005	(22,218)
Inventories	3,619	(1,002)	(18,382)
Other current assets	(2,134)	471	(1,313)
Accounts payable	(2,474)	(19,406)	20,963
Accrued liabilities	(1,487)	7,133	988
Income taxes receivable/payable	7,576	4,511	16,760
Other assets	1,516	(572)	(535)
Other liabilities	(1,207)	(1,190)	(262)

Net cash provided by operating activities	71,351	68,300	47,897

INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,393)	(14,648)	(20,959)
Acquisition of supply center	(801)	—	—
Proceeds from sale of assets	19	2,908	82

Net cash used in investing activities	(13,175)	(11,740)	(20,877)

FINANCING ACTIVITIES
Repayments of term loan	(45,000)	(46,000)	(23,000)
Financing costs	—	(128)	—
Settlement of promissory notes	—	—	(11,607)
Dividends paid	(8,018)	(7,735)	(38,275)

Net cash used in financing activities	(53,018)	(53,863)	(72,882)

Effect of exchange rate changes on cash	1,430	18	108

Net increase (decrease) in cash	6,588	2,715	(45,754)
Cash at beginning of period	15,015	12,300	58,054

Cash at end of period	$21,603	$15,015	$12,300

Supplemental Information:
Cash paid for interest	$24,741	$28,649	$27,715

Cash paid (received) for income taxes	$22,594	$22,423	$(4,821)

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
     NATURE OF OPERATIONS
     The Company was originally formed in Delaware in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories.
     BASIS OF PRESENTATION
     The Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of AMH, which is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company.
     The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2007, 2006, and 2005 fiscal years ended on December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
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

     ACCOUNTS RECEIVABLE
     The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Changes in the allowance for doubtful accounts on accounts receivable consist of (in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Balance at beginning of period	$8,698	$8,567	$7,391
Provision for losses	3,316	3,043	3,498
Losses sustained (net of recoveries)	(2,651)	(2,912)	(2,322)

Balance at end of period	$9,363	$8,698	$8,567

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
     LONG-LIVED ASSETS WITH DEPRECIABLE OR AMORTIZABLE LIVES
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Depreciation on assets held for sale is discontinued and such assets are reported at the lower of the carrying amount or fair value less costs to sell. Refer to Notes 4 and 5 for additional discussion on the impairment of long-lived assets recorded during 2006.
     GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
     The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with SFAS No. 142. The impairment test is conducted using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test as of October 1, 2007 noting no impairment to its goodwill. Refer to Note 4 for additional discussion of the impairment of intangible assets with indefinite lives recorded during 2006.

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
     A reconciliation of warranty reserve activity is as follows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 (in thousands):

	December 29,	December 30,	December 31,
	2007	2006	2005
Balance at the beginning of the year	$25,035	$21,739	$21,579
Provision for warranties issued	13,219	11,289	8,011
Claims paid	(9,570)	(7,993)	(7,851)

Balance at the end of the year	$28,684	$25,035	$21,739

     INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. At the beginning of its 2007 fiscal year, the Company began applying the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” for measuring and recognizing tax benefits associated with uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
     DERIVATIVES AND HEDGING ACTIVITIES
     In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss on the accompanying consolidated statements of operations. At December 29, 2007, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at December 29, 2007 was immaterial.
     STOCK PLANS
     On January 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment”, to account for employee stock-based compensation. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company continues to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method, unless such options are subsequently modified, repurchased or cancelled. For stock options granted after January 1, 2006, the Company recognizes expense for all employee stock-based compensation awards using a fair value method in the financial statements over the requisite service period, in accordance with SFAS No. 123 (Revised).
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
     Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales incentives, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. Shipping and handling costs included in selling, general and administrative expense totaled approximately $35.1 million, $32.3 million and $30.6 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
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
     MARKETING AND ADVERTISING
     The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $12.3 million, $11.0 million and $11.9 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
     FOREIGN CURRENCY TRANSLATION
     The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement accounts are translated into U.S. dollars at the average exchange rates prevailing during the year. Accumulated other comprehensive income in member’s equity includes translation adjustments arising from the use of different exchange rates from period to period. Included in net income are the gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The adoption of the effective portions of this standard in 2008 did not have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company elected not to apply the provisions of SFAS No. 159 to its eligible financial instruments upon adoption in 2008.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their acquisition date fair value. SFAS No. 141(R) is effective for acquisitions that occur on or after the beginning of the fiscal year commencing on or after December 15, 2008. SFAS No. 141(R) will impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.
2. RELATED PARTIES
     The Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services, for which the Company paid III the total due under the agreement of $6 million on December 22, 2004. As described in the management advisory agreement with III, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million, $0.5 million and $4.0 million of expense in connection with this agreement for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.
     The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.8 million of management fees to Harvest Partners for each of the years ended December 29, 2007, December 30, 2006, and December 31, 2005 which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.

     As of December 29, 2007 and December 30, 2006, the Company has a payable to its indirect parent companies totaling approximately $5.0 million and $0.8 million, respectively. The balances outstanding with its indirect parent companies relates primarily to amounts owed under the Company’s tax sharing agreement with its indirect parent companies, which include the Company on their consolidated tax return, totaling $8.9 million and $4.7 million at December 29, 2007 and December 30, 2006, respectively, offset by $3.9 million of amounts due for fees paid by the Company on behalf of its indirect parent companies in connection with their formation.
     During the year ended December 30, 2006, the Company entered into two separate independent consultant agreements with Mr. Snyder, a director and former Interim Chief Executive Officer, to provide advice on commercial and market strategies as well as product positioning. Total fees paid to Mr. Snyder under these agreements totaled $225,000 for the year ended December 30, 2006, which are included in selling, general and administrative expenses in the consolidated statements of operations.
3. INVENTORIES
     Inventories consist of (in thousands):

	December 29,	December 30,
	2007	2006
Raw materials	$31,886	$30,406
Work-in-progress	10,075	11,867
Finished goods and purchased stock	95,054	92,046

	$137,015	$134,319

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.2 million as of December 29, 2007 consists of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek. Goodwill of $231.3 million as of December 30, 2006 consists of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. In 2006, goodwill related to the April 2002 merger transaction was adjusted by $0.6 million related to the increase of an outstanding liability related to certain pre-merger income tax matters. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average	December 29, 2007			December 30, 2006
	Amortization			Net			Net
	Period		Accumulated	Carrying		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$10,283	$97,797	$108,290	$8,449	$99,841
Patents	10	6,230	3,540	2,690	6,230	2,918	3,312
Customer base	7	5,298	3,361	1,937	4,818	2,430	2,388

Total other intangible assets		$119,608	$17,184	$102,424	$119,338	$13,797	$105,541

     The Company has determined that trademarks and trade names totaling $80.0 million as of December 29, 2007 and December 30, 2006 (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. During 2006, the Company recognized an impairment charge of $1.2 million against its other intangible assets, which is included within the impairment of long-lived assets on the accompanying consolidated statement of operations. The Company performed its impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark (which was previously determined to have an indefinite life) and related patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology were concluded to be impaired as their carrying values exceeded their estimated fair value by approximately $1.0 million for the trademark and approximately $0.2 million for the patents. In estimating fair value, the Company used the relief from royalty method in valuing the trademark and a discounted cash flow method in valuing the patents. The Company determined that the UltraGuard® trademark no longer has an indefinite useful life and began to amortize the remaining carrying value over its estimated remaining useful life.
     Amortization expense related to other intangible assets was approximately $3.4 million, $3.2 million, and $3.2 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. Amortization expense for fiscal years 2008, 2009, 2010, 2011 and 2012 is estimated to be approximately $3.2 million, $3.1 million, $2.8 million, $2.7 million, and $2.2 million, respectively.
5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of (in thousands):

	December 29,	December 30,
	2007	2006
Land	$6,191	$5,650
Buildings	57,327	50,476
Construction in process	4,567	1,607
Machinery and equipment	145,876	139,999

	213,961	197,732
Less accumulated depreciation	80,430	63,442

	$133,531	$134,290

     As a result of the circumstances surrounding the fence and rail products discussed in Note 4, the Company performed an impairment review of the long-lived assets used to manufacture these products. The Company recorded an impairment charge of $1.4 million during 2006 against machinery and equipment associated with its fence and rail products as their carrying values exceeded their fair value. In estimating fair value, the Company used a discounted cash flow method. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired during 2006. The $2.2 million of impairment charges related to machinery and equipment during 2006 is included within the impairment of long-lived assets on the accompanying consolidated statement of operations.
     Depreciation expense was approximately $18.7 million, $18.9 million and $17.3 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
6. ACCRUED AND OTHER LIABILITIES
     Accrued liabilities consist of (in thousands):

	December 29,	December 30,
	2007	2006
Employee compensation	$17,247	$19,728
Sales promotions and incentives	18,575	18,152
Warranty reserves	7,976	6,863
Employee benefits	6,280	7,403
Interest	3,611	3,728
Taxes other than income	3,727	4,252
Other	7,202	4,638

	$64,618	$64,764

     Other liabilities consist of (in thousands):

	December 29,	December 30,
	2007	2006
Pensions and other postretirement plans	$26,846	$27,259
Warranty reserves	20,708	18,172
Other	61	615

	$47,615	$46,046

7. LONG-TERM DEBT
     Long-term debt consists of (in thousands):

	December 29,	December 30,
	2007	2006
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	61,000	106,000

Total long-term debt	$226,000	$271,000

     The Company entered into a second amended and restated credit facility dated December 22, 2004, which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the principal repayments made in 2005. Also, on an annual basis, beginning with 2005, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. The Company will be required to make quarterly payments for any outstanding unamortized principal in the final year of the loan. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of December 29, 2007, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility. The Company had no borrowings outstanding on the revolving loan portion of the Company’s credit facility as of December 29, 2007.
     In 2006, the Company entered into an amendment to the credit facility that amended certain covenants that require the Company to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense and increased the revolving credit facility from $80 million to $90 million in anticipation of potentially higher working capital requirements due to higher commodity costs. As a result, interest margins on each of the term loan facility and the revolving credit facility increased by 0.25%. Effective with this amendment, the term facility bears interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bears interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility.
     The Company’s 9 3/4% notes due in 2012 pay interest semi-annually in April and October. The 9 3/4% notes are general unsecured obligations of the Company subordinated in right of payment to senior indebtedness and senior in right of payment to any current or future subordinated indebtedness of the Company. The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of December 29, 2007.

     All obligations of the Company under the credit facility are jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also are jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiary. All obligations of the Company under the credit facility are secured by a pledge of the Company’s membership interest, the membership interest of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiary.
     In March 2004, the Company’s indirect parent company, AMH, issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of December 29, 2007 was approximately $392.7 million.
     In December 2004, the Company’s indirect parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”). The accreted value of the 13 5/8% notes as of December 29, 2007 was approximately $83.6 million.
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making payments to AMH II. Delaware law may also restrict the Company’s ability to make certain distributions. In 2007, 2006 and 2005, the Company and its direct and indirect parent companies declared dividends of approximately $8.0 million, $7.7 million and $4.6 million, respectively, to AMH II to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company declared a dividend of approximately $4.1 million in January 2008 and expects to declare an additional dividend in July 2008 of approximately $4.2 million to fund AMH II’s scheduled interest payments. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $702.3 million as of December 29, 2007.
     At December 29, 2007, the Company had available borrowing capacity of approximately $82.5 million under the revolving portion of its credit facility. The facility requires the Company to pay a commitment fee of 0.375% per annum on any unused amounts under the revolving portion of the facility. Outstanding letters of credit at December 29, 2007 totaled approximately $7.5 million securing various insurance letters of credit.
     The weighted average interest rate for borrowings under the credit facility was 7.8%, 7.5% and 5.8% for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
     The fair value of the 9 3/4% notes was $168.3 million and $170.0 million at December 29, 2007 and December 30, 2006, respectively based upon their quoted market price.

8. COMMITMENTS AND CONTINGENCIES
     Commitments for future minimum lease payments under noncancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2008	$32,830
2009	27,552
2010	20,324
2011	15,168
2012	13,045
Thereafter	31,802

Total future minimum lease payments	$140,721

     Lease expense was approximately $36.0 million, $34.4 million and $31.7 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. The Company’s facility lease agreements typically contain renewal options.
     As of December 29, 2007, approximately 20% of the Company’s employees are covered by collective bargaining agreements. Approximately 3% of the Company’s employees are covered by collective bargaining agreements that expire within one year.
     In the ordinary course of business, the Company is involved in various legal proceedings. The Company is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.
9. INCOME TAXES
     Income tax expense (benefit) for the periods presented consists of (in thousands):

	Years Ended
	December 29, 2007		December 30, 2006		December 31, 2005
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$16,024	$(2,419)	$13,348	$4,385	$3,903	$1,012
State	1,711	544	3,216	(775)	1,327	(3,417)
Foreign	12,420	565	10,510	(588)	6,807	77

	$30,155	$(1,310)	$27,074	$3,022	$12,037	$(2,328)

     Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $31.0 million and $37.5 million, respectively, for the year ended December 29, 2007. Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $33.9 million and $29.5 million, respectively, for the year ended December 30, 2006. Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $12.6 million and $19.6 million, respectively, for the year ended December 31, 2005.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 29,	December 30,
	2007	2006
Deferred tax assets:
Medical benefits	$2,373	$2,726
Bad debt expense	3,802	3,438
Pension and other postretirement plans	7,087	7,340
Inventory costs	1,854	1,841
Interest	1,691	2,071
Warranty costs	10,719	9,492
Net operating loss carryforward	1,786	3,313
Foreign tax credit carryforward	4,435	—
Accrued expenses and other	2,686	2,508
Valuation allowance	(4,435)	—

Total deferred tax assets	31,998	32,729

Deferred tax liabilities:
Depreciation	27,006	27,629
Intangible assets	39,536	40,687
Tax liability on unremitted foreign earnings	6,310	6,554

Total deferred tax liabilities	72,852	74,870

Net deferred tax liabilities	$(40,854)	$(42,141)

     At December 29, 2007, the Company had gross unused federal and state net operating loss carryforwards of $3.6 million and $5.6 million, respectively, the tax benefit of which would be approximately $1.8 million at the current statutory rate. The federal net operating loss carryforward benefits of $1.4 million begin to expire in 2017, however, the Company anticipates utilizing these over the next three years. The state net operating loss carryforward benefits are $0.4 million.
     Management has determined, based on the available evidence, that it is uncertain whether foreign source income will be sufficient to recognize the deferred tax asset for the foreign tax credit carryforward. As a result, a valuation allowance of approximately $4.4 million has been recorded as of December 29, 2007.
     The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	2.3	2.5	(8.3)
Non-deductible merger transaction costs	—	—	(3.3)
Tax liability on remitted and unremitted foreign earnings	7.3	10.3	6.5
Foreign rate differential	(0.2)	(0.4)	(1.4)
Other	(2.3)	0.1	1.7

Effective rate	42.1%	47.5%	30.2%

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
     The Company intends to remit all current and future earnings of its foreign subsidiary to the U.S. parent. The Company recorded approximately $5.0 million and $6.5 million in incremental income tax expense for the years ended December 29, 2007 and December 30, 2006, respectively, for the estimated U.S. income tax liability on the earnings of its foreign subsidiary, which will become payable when dividends are declared and paid to the U.S. parent. The cumulative amount of unremitted earnings prior to January 1, 2005 of the Company’s foreign subsidiary was $15.7 million as of December 29, 2007, which the Company has deemed indefinitely reinvested in its foreign operations and as a result no provision has been made for U.S. income taxes. The repatriation of these funds would result in approximately $5.5 million of incremental income tax expense.
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” as of December 31, 2006, the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the unrecognized tax benefits for the year ended December 29, 2007 is as follows (in thousands):

December 29,
2007
Unrecognized tax benefits, beginning of year	$1,596
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	(874)
Settlements	(209)
Lapse of statute of limitations	—

Unrecognized tax benefits, end of year	$513

     As of December 29, 2007 and December 31, 2006, the Company had approximately $0.9 million and $0.6 million, respectively, of accrued interest related to uncertain tax positions.
     The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $0.6 million and $1.3 million as of December 29, 2007 and December 31, 2006, respectively. The Company is currently undergoing examinations of its federal and certain state income tax returns. The final outcome of these reviews are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity. As of December 29, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2001 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 1997 through 2006.
     The Company and its subsidiaries are included in the consolidated income tax returns filed by AMH II, its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement with AMH II under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. Under the tax sharing agreement, the Company is able to reduce its current tax liability by the benefits generated by its direct and indirect parent companies. Accordingly, the Company’s current tax liability will be reduced by approximately $4.3 million from the amounts otherwise due if the Company had not been included in the consolidated income tax returns of AMH II for the year ended December 29, 2007.

10. MEMBER’S EQUITY
     As discussed in Note 1, the Company is a wholly owned subsidiary of Holdings. On December 28, 2007, the Company converted from a Delaware corporation to a Delaware limited liability company. As part of the conversion, all of the then outstanding common stock was converted to a membership interest, whereby Holdings remained the sole member of the Company. The Company’s membership interest primarily consists of $225.6 million of cash contributions, non-cash financing of approximately $5.0 million representing the fair value of stock options of the predecessor company held by certain employees that were converted into options of Holdings and $3.1 million related to the exercise of certain stock options including the related income tax benefits.
     Prior to the conversion, the Company had the authority to issue 1,000 shares of $0.01 par value common stock, of which 100 shares are issued and outstanding at December 30, 2006.
     The Company reports comprehensive income in its consolidated statement of member’s equity and comprehensive income. Comprehensive income includes net income and other non-owner changes in equity during the period. Comprehensive income for the year ended December 29, 2007 includes unrecognized prior service cost and net losses from the Company’s pension and postretirement benefit plans of approximately $1.0 million, net of related taxes of approximately $0.3 million, as well as foreign currency translation adjustments of approximately $11.1 million. Comprehensive income for the year ended December 30, 2006 includes a minimum pension liability adjustment prior to the adoption of SFAS 158 of approximately $1.2 million, net of related taxes of approximately $0.8 million, as well as foreign currency translation adjustments of approximately $1.0 million. Comprehensive income for the year ended December 31, 2005 includes a minimum pension liability adjustment of approximately $2.7 million, net of a related tax benefit of approximately $1.8 million, as well as foreign currency translation adjustments of approximately $2.4 million.
     As a result of the adoption of SFAS 158 on December 30, 2006, the Company recorded an adjustment to accumulated other comprehensive income (loss) related to its defined benefit pension plans and other postretirement plans of approximately $4.3 million, net of a related tax benefit of approximately $2.2 million. Refer to Note 14 for additional discussion of the adoption of SFAS 158. The components of accumulated other comprehensive income (loss) is as follows (in thousands):

	December 29,	December 30,	December 31,
	2007	2006	2005
Pension liability adjustments	$(12,463)	$(11,708)	$(8,683)
Foreign currency translation adjustments	19,642	8,501	9,492

Accumulated other comprehensive income (loss)	$7,179	$(3,207)	$809

11. STOCK PLANS
     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In March 2004, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The board of directors of AMH II administers the 2002 Plan and selects eligible executives, directors, employees, consultants and its affiliates, including the Company, to receive options. The board of directors of AMH II also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. In 2002, the board of directors authorized 467,519 shares of common stock and 55,758 shares of preferred stock under this plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding time-vesting options become immediately fully exercisable, while the performance-based options may become immediately exercisable upon achievement of certain specified criteria. The board of directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
     Options granted under the 2002 Plan were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options outstanding under the 2002 Plan as of December 29, 2007, which were originally granted as options to purchase Holdings stock, allow option holders to purchase shares of AMH common stock at the fair market value on the date of grant, which vested over time.
     In December 2004, AMH amended the 2002 Plan to provide that each option that remains outstanding under the 2002 Plan will be exercisable for two shares of the Class B non-voting common stock of AMH. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the AMH shares issued upon any such option exercise, in exchange for an equivalent number and class of shares of AMH II.
     Also, in December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan (“2004 Plan”). The compensation committee of the board of directors of AMH II administers the AMH II Plan and selects executives, other employees, directors of and consultants of AMH II and its affiliates, including the Company, to receive options. The committee will also determine what form the option will take, the numbers of shares, the exercise price (which shall not be less than fair market value), the periods for which the options will be outstanding, terms, conditions, performance criteria as well as certain other criteria. The total number of shares of common stock that may be delivered pursuant to options granted under the plan is 469,782 shares of AMH II common stock. Option holders generally may not transfer their options except in the event of their death. If AMH II undergoes a change in control, as defined in the 2004 Plan, the committee in its discretion may provide that any outstanding option shall be accelerated and become immediately exercisable as to all or a portion of the shares of common stock. The board of directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the board of directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
     Options granted in 2006 and 2005 under the 2004 Plan were granted at or above fair market value on the date of grant. Options to purchase shares of AMH II common stock will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Investcorp.

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, which requires the Company to measure all employee stock-based compensation awards granted after January 1, 2006 using a fair value method and record the related expense in the financial statements. As a result of adopting the provisions of SFAS 123 (Revised), the Company’s income before taxes for the year ended December 30, 2006 was reduced by less than $0.1 million. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 (Revised) did not have any impact on cash flows during the year ended December 30, 2006.
     Transactions during the years ended December 29, 2007, December 30, 2006, and December 31, 2005 under these plans are summarized below:

		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Term (years)
Options outstanding January 1, 2005	809,680	$41.34
Granted under 2004 Plan	38,950	65.54
Exercised	(5,247)	5.00
Expired or canceled	(114,530)	51.31

Options outstanding December 31, 2005	728,853	41.33
Granted under 2004 Plan	25,117	5.00
Exercised	—	—
Expired or canceled	(244,958)	53.40

Options outstanding December 30, 2006	509,012	33.73
Granted under 2004 Plan	—	—
Exercised	—	—
Expired or canceled	(259,410)	27.72

Options outstanding December 29, 2007	249,602	$39.97	6.3

Options exercisable December 29, 2007	96,911	$10.95	4.7

     The total fair value of options vested during the years ended December 29, 2007, December 30, 2006, and December 31, 2005 was approximately $0.1 million, $0.1 million, and $0.2 million, respectively.
     The weighted average fair value at date of grant for options granted during 2006 and 2005 was $1.07 and $17.22, respectively. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2006: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%. The fair value of the options was estimated at the date of the grant using the minimum value method with the following assumptions for 2005: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.00% and an expected life of the option of 8 years. The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. Due to the fact that AMH II’s shares are not publicly traded, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. The expected dividend yield is based on the Company’s historical and expected future dividend policy.
     As of December 29, 2007, there was no remaining unrecognized compensation cost related to options outstanding.

12. FACILITY CLOSURE
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
13. BUSINESS SEGMENTS
     The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from external customers in foreign countries was approximately $241 million, $221 million and $189 million in 2007, 2006, and 2005, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $963 million, $1,029 million and $984 million in 2007, 2006, and 2005, respectively, was derived from U.S. customers. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Vinyl windows	$418,106	$411,295	$377,411
Vinyl siding products	285,785	327,961	325,048
Metal products	220,189	224,676	205,426
Third party manufactured products	203,711	194,126	177,839
Other products and services	76,265	91,996	87,867

	$1,204,056	$1,250,054	$1,173,591

     At December 29, 2007, long-lived assets totaled approximately $37.8 million in Canada and $437.2 million in the U.S. At December 30, 2006, those amounts were $33.0 million and $450.0 million, respectively.
14. RETIREMENT PLANS
     The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario Canada plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario Canada plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec Canada plant (the “Foreign Plans”). Accrued pension liabilities are included in accrued and other long-term liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31.
     The Company’s Alside division also sponsors an unfunded post-retirement healthcare plan which covers hourly workers at its former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. The annual cost of this plan was approximately $0.3 million, $0.4 million, and $0.4 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. The accumulated post-retirement benefit obligation associated with this plan was approximately $5.2 million and $5.8 million at December 29, 2007 and December 30, 2006, respectively. In determining the benefit obligation at December 29, 2007 and December 30, 2006, a discount rate of 5.64% and 5.61%, respectively, was assumed. The assumed health care cost trend at December 29, 2007 for 2008 was 8.00%

for medical claims and 10.00% for prescription drugs claims, with an ultimate trend rate for both medical and prescription drugs claims of 5.00% by 2014. A 1% increase or decrease in the assumed health care cost trends would have resulted in a $0.4 million increase or decrease of the accumulated post-retirement benefit obligation at December 29, 2007.
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

	Prior to Adopting	Effect of SFAS 158	As Reported at
	SFAS 158	Adoption	December 30, 2006
Other assets	$12,236	$(373)	$11,863
Accrued employee benefits	6,611	792	7,403
Pension and other postretirement plans	21,957	5,302	27,259
Current deferred income taxes	8,483	304	8,787
Long-term deferred income taxes	52,829	(1,901)	50,928
Accumulated other comprehensive income (loss)	1,055	(4,262)	(3,207)

     Information regarding the Company’s defined benefit pension plans is as follows (in thousands):

	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Accumulated Benefit Obligation	$51,053	$49,716	$50,428	$40,963

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of year	$50,873	$46,746	$51,122	$42,519
Service cost	533	2,188	510	2,007
Interest cost	2,913	2,813	2,784	2,404
Plan amendments	190	—	118	—
Actuarial (gain) loss	(491)	(2,177)	(1,357)	1,406
Employee contributions	—	340	—	333
Benefits paid	(2,554)	(1,681)	(2,304)	(1,665)
Effect of foreign exchange	—	8,959	—	(258)

Projected benefit obligation at end of year	51,464	57,188	50,873	46,746

Change In Plan Assets
Fair value of assets at beginning of year	$39,813	$37,708	$34,773	$32,124
Actual return on plan assets	2,335	(229)	3,153	3,806
Employer contributions	1,118	4,049	4,191	3,381
Employee contributions	—	340	—	333
Benefits paid	(2,554)	(1,681)	(2,304)	(1,665)
Effect of foreign exchange	—	7,330	—	(271)

Fair value of assets at end of year	40,712	47,517	39,813	37,708

Funded status	$(10,752)	$(9,671)	$(11,060)	$(9,038)

     The weighted average assumptions used to determine benefit obligations at December 31 are as follows:

	December 31,		December 31,
	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

Discount rate	5.93%	5.50%	5.76%	5.25%
Salary increases	3.75%	3.50%	3.75%	3.50%
     Included in accumulated other comprehensive income (loss) at December 29, 2007 are actuarial gains or losses of approximately $11.9 million, net of tax of $7.3 million, and prior service costs of approximately $0.6 million, net of tax of $0.3 million, associated with the Company’s pension and other postretirement plans. Included in accumulated other comprehensive income (loss) at December 30, 2006 are actuarial gains or losses of approximately $11.3 million, net of tax of $7.2 million, and prior service costs of approximately $0.4 million, net of tax of $0.2 million. Approximately $0.5 million, net of tax of $0.3 million, of actuarial gains or losses and less than $0.1 million, net of tax, of prior service costs included in accumulated other comprehensive income are expected to be recognized in net periodic pension cost during the 2008 fiscal year.

     The net periodic pension cost for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are as follows (in thousands):

	2007		2006		2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$533	$2,188	$510	$2,007	$478	$1,364
Interest cost	2,913	2,813	2,784	2,404	2,651	2,071
Expected return on assets	(3,323)	(3,342)	(2,982)	(2,656)	(2,917)	(2,177)
Amortization of unrecognized:
Prior service cost	23	31	10	29	—	27
Cumulative net loss	635	19	851	40	611	2

Net periodic pension cost	$781	$1,709	$1,173	$1,824	$823	$1,287

     The related weighted average assumptions used to determine net periodic pension cost for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are as follows (in thousands):

	2007		2006		2005
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	5.76%	5.25%	5.50%	5.25%	5.75%	5.75%
Long-term rate of return on assets	8.50%	7.75%	8.50%	7.75%	8.75%	8.00%
Salary increases	3.75%	3.50%	3.75%	3.50%	—	3.50%
     In determining the expected long-term rate of return on assets, the Company considers the historical market and portfolio rates of return, asset allocations and expectations on future rates of return.
     Plan assets by category for the plans as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
ASSET ALLOCATIONS
Equity securities	61%	58%	63%	58%
Debt securities	34%	35%	32%	36%
Other	5%	7%	5%	6%

Total	100%	100%	100%	100%

     Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% to 65% equities and 35% to 40% debt securities. The target allocation for the Foreign Plans is 55% to 60% equities, 35% to 40% debt securities and up to 10% short term fixed securities. The portfolios are periodically rebalanced when significant differences occur from target. The Company expects to make $4.0 million and $4.2 million of contributions to the Domestic and Foreign Plans, respectively, in 2008.
     Estimated future benefit payments are as follows (in thousands):

	Domestic	Foreign
	Plans	Plans
2008	$2,234	$1,606
2009	2,431	1,721
2010	2,562	2,016
2011	2,784	2,287
2012	3,106	2,516
2013 - 2017	17,094	18,462

     The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions up to 4% of eligible compensation in the United States and up to 4% in Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were approximately $2.7 million, $2.6 million, and $3.0 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.
15. SUBSIDIARY GUARANTORS
     The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings LLC, Gentek Building Products Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,407	$371	$14,825	$—	$21,603
Accounts receivable, net	92,314	17,999	28,340	—	138,653
Intercompany receivables	—	33,341	21,052	(54,393)	—
Inventories	85,876	14,083	37,056	—	137,015
Income taxes receivable	—	3,375	—	(3,375)	—
Deferred income taxes	6,886	2,674	423	—	9,983
Other current assets	8,683	878	2,125	—	11,686

Total current assets	200,166	72,721	103,821	(57,768)	318,940
Property, plant and equipment, net	92,920	3,592	37,019	—	133,531
Goodwill	194,814	36,399	—	—	231,213
Other intangible assets, net	91,098	10,559	767	—	102,424
Investment in subsidiaries	170,682	86,692	—	(257,374)	—
Other assets	7,831	—	—	—	7,831

Total assets	$757,511	$209,963	$141,607	$(315,142)	$793,939

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$42,268	$9,981	$27,833	$—	$80,082
Intercompany payables	54,393	—	—	(54,393)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	43,299	11,476	9,843	—	64,618
Income taxes payable	13,573	—	1,463	(3,375)	11,661

Total current liabilities	158,562	21,457	39,139	(57,768)	161,390
Deferred income taxes	44,126	4,316	2,395	—	50,837
Other liabilities	20,726	13,508	13,381	—	47,615
Long-term debt	226,000	—	—	—	226,000
Member’s equity	308,097	170,682	86,692	(257,374)	308,097

Total liabilities and member’ s equity	$757,511	$209,963	$141,607	$(315,142)	$793,939

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$840,742	$216,378	$312,217	$(165,281)	$1,204,056
Cost of sales	621,439	203,620	240,061	(165,281)	899,839

Gross profit	219,303	12,758	72,156	—	304,217
Selling, general and administrative expense	155,549	17,777	34,675	—	208,001

Income (loss) from operations	63,754	(5,019)	37,481	—	96,216
Interest expense, net	27,645	69	229	—	27,943
Foreign currency (gain) loss	—	—	(227)	—	(227)

Income (loss) before income taxes	36,109	(5,088)	37,479	—	68,500
Income taxes	12,699	3,161	12,985	—	28,845

Income (loss) before equity income from subsidiaries	23,410	(8,249)	24,494	—	39,655
Equity income from subsidiaries	16,245	24,494	—	(40,739)	—

Net income (loss)	$39,655	$16,245	$24,494	$(40,739)	$39,655

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$42,537	$(591)	$29,405	$71,351

Investing Activities
Acquisition of supply center	(801)	—	—	(801)
Additions to property, plant and equipment	(8,991)	(1,220)	(2,182)	(12,393)
Proceeds from sale of assets	19	—	—	19

Net cash used in investing activities	(9,773)	(1,220)	(2,182)	(13,175)

Financing Activities
Repayments of term loan	(45,000)	—	—	(45,000)
Dividends	(8,018)	—	—	(8,018)
Intercompany transactions	16,647	490	(17,137)	—

Net cash provided by (used in) financing activities	(36,371)	490	(17,137)	(53,018)

Effect of exchange rate changes on cash	—	—	1,430	1,430
Net increase (decrease) in cash	(3,607)	(1,321)	11,516	6,588
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$6,407	$371	$14,825	$21,603

ASSOCIATED MATERIALS LLC AND SUBSIDIARIES
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

ASSOCIATED MATERIALS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 30, 2006
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$883,676	$241,894	$291,423	$(166,939)	$1,250,054
Cost of sales	655,071	226,360	233,284	(166,939)	947,776

Gross profit	228,605	15,534	58,139	—	302,278
Selling, general and administrative expense	157,264	18,111	28,469	—	203,844
Impairment of long-lived assets	3,423	—	—	—	3,423
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	68,010	(2,577)	29,670	—	95,103
Interest expense, net	31,540	—	873	—	32,413
Foreign currency (gain) loss	—	—	(703)	—	(703)

Income (loss) before income taxes	36,470	(2,577)	29,500	—	63,393
Income taxes	13,967	6,207	9,922	—	30,096

Income (loss) before equity income from subsidiaries	22,503	(8,784)	19,578	—	33,297
Equity income from subsidiaries	10,794	19,578	—	(30,372)	—

Net income (loss)	$33,297	$10,794	$19,578	$(30,372)	$33,297

ASSOCIATED MATERIALS LLC AND SUBSIDIARIES
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

ASSOCIATED MATERIALS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$831,495	$236,594	$269,453	$(163,951)	$1,173,591
Cost of sales	623,226	223,672	223,320	(163,951)	906,267

Gross profit	208,269	12,922	46,133	—	267,324
Selling, general and administrative expense	152,773	20,528	25,192	—	198,493
Facility closure costs, net	3,956	—	—	—	3,956

Income (loss) from operations	51,540	(7,606)	20,941	—	64,875
Interest expense, net	31,339	—	583	—	31,922
Foreign currency (gain) loss	—	—	781	—	781

Income (loss) before income taxes	20,201	(7,606)	19,577	—	32,172
Income taxes	2,748	538	6,423	—	9,709

Income (loss) before equity income from subsidiaries	17,453	(8,144)	13,154	—	22,463
Equity income from subsidiaries	5,010	13,154	—	(18,164)	—

Net income (loss)	$22,463	$5,010	$13,154	$(18,164)	$22,463

ASSOCIATED MATERIALS LLC AND SUBSIDIARIES
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

16. SUBSEQUENT EVENTS
     On January 18, 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. The warehouse that is adjacent to the Ennis, Texas manufacturing facility was built during 2005 and is currently leased by the Company. In the first quarter of 2008, the Company began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its United States supply centers and to certain independent distributors. The Company expects the transition of distribution operations to the third party distribution center and the relocation of certain vinyl siding production will be completed by the end of its fiscal 2008 second quarter.
     The Company expects to incur cash lease costs, net of anticipated sublease income associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility, of approximately $4.0 million and cash moving costs associated with relocating certain production equipment of approximately $0.7 million. In addition, the Company anticipates incurring non-cash asset impairment costs related to inventory and fixed assets; however at this time, the Company is unable to estimate the extent of these costs.

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
Management’s Report on Internal Control over Financial Reporting
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 29, 2007.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K
Changes in Internal Control over Financial Reporting
     There have been no changes to the Company’s internal control over financial reporting during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information about the board of directors of AMH II and the Company’s executive officers.

Name	Age	Position(s)
Thomas N. Chieffe	50	President and Chief Executive Officer
Warren J. Arthur	40	Senior Vice President, Operations
Cynthia L. Sobe	40	Vice President-Chief Financial Officer, Treasurer and Secretary
Robert M. Franco	54	President of Alside Supply Centers
Wayne D. Fredrick	61	Executive Vice President of Sales
Kevin M. Hayes	39	Director
Ira D. Kleinman	51	Director, Chairman of the Board of Directors
Kevin C. Nickelberry	37	Director
Thomas J. Sullivan	45	Director
Dana R. Snyder	61	Director and Former Interim President and Chief Executive Officer
Dennis W. Vollmershausen	64	Director
     Through its indirect ownership of the Company’s membership interest, the board of directors of AMH II controls the actions taken by the Company. With the conversion to a limited liability company in December 2007, the Company no longer maintains a separate board of directors. AMH II’s directors are elected on an annual basis, with terms expiring as of the annual meeting of AMH II stockholders. All of the officers serve at the discretion of AMH II’s board of directors. Set forth below is a brief description of the business experience of the directors and executive officers as of March 19, 2008.
     Thomas N. Chieffe, Age 50. Mr. Chieffe joined the Company in October 2006 as the Company’s President and Chief Executive Officer and was also appointed director of the AMH Holdings II, Inc. Mr. Chieffe joins the Company having worked for Masco Corporation from 1993 to 2006 in various leadership positions, including Group Vice President, Retail Cabinets, from 2005 to 2006, President and Chief Executive Officer of Kraftmaid Cabinetry, Inc., from 2001 to 2005, General Manager of Kraftmaid from 1999 to 2001, Executive Vice President of Operations for Kraftmaid from 1996 to 1999, and Group Controller from 1993 to 1996. Mr. Chieffe also serves as a director for Monessen Hearth Systems.
     Warren J. Arthur, 40. Mr. Arthur has been Senior Vice President, Operations of the Company since March 2008. Mr. Arthur joined the Company in 2006 as Vice President — Purchasing and Supply Chain. Prior to joining the Company, Mr. Arthur worked for Laminate Technologies Corporation from January 2006 to November 2006 as its Chief Operating Officer and for Masco Corporation’s Retail Cabinet Group from 1994 to 2005 in various positions, last serving as its Vice President of Purchasing.
     Cynthia L. Sobe, Age 40. Ms. Sobe has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since February 2008. Ms. Sobe joined the Company in 2001 and served as Vice President-Corporate Controller until October 2005 and Vice President-Finance until February 2008. Prior to joining the Company, Ms. Sobe was employed by Jo-Ann Stores, Inc. where she served in various financial positions.
     Robert M. Franco, Age 54. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.
     Wayne D. Fredrick, Age 61. Mr. Fredrick has been Executive Vice President of Sales of the Company since April 2006 and Vice President of Sales of Alside Products since 2001. Prior to this Mr. Fredrick was the Vice President of Sales, Window Products since 1988. Mr. Fredrick joined the Company in 1973.

     Kevin M. Hayes, Age 39. Mr. Hayes has been a director of the Company since 2002. Mr. Hayes has also been a director of AMH II since December 2004. He is a Partner of Weston Presidio and has served in this position since 2000. From 1996 to 2000, he was a Principal at Weston Presidio. Mr. Hayes is also a director of Amscan Holdings, Inc and Evenflo, Inc.
     Ira D. Kleinman, Age 51. Mr. Kleinman has been a director of the Company since 2002. Mr. Kleinman has also been a director of AMH II since December 2004. Mr. Kleinman has been a General Partner of Harvest Partners for more than seven years.
     Kevin C. Nickelberry, Age 37. Mr. Nickelberry has been a director of AMH II since January 2007. Mr. Nickelberry has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 2003. Mr. Nickelberry is currently a principal with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Nickelberry held positions at JPMorgan Partners and Goldman, Sachs and Co. Mr. Nickelberry is also a director of Stratus Technologies Inc. and Polyconcept Holding, BV.
     Thomas J. Sullivan, Age 45. Mr. Sullivan has been a director of AMH II since November 2005. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 1996. Mr. Sullivan is currently a managing director with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Sullivan held positions at The Leslie Fay Companies. Mr. Sullivan is also a director and chairman of the audit committee for CCC Information Services Group Inc. and Greatwide Logistics Holdings.
     Dana R. Snyder, Age 61. Mr. Snyder has been a director of AMH II since December 2004. From July through September 2006, Mr. Snyder served as the Company’s Interim President and Chief Executive Officer. Mr. Snyder is currently serving as an advisory director of Investcorp. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation.
     Dennis W. Vollmershausen, Age 64. Mr. Vollmershausen has been a director of the Company since 2002. Mr. Vollmershausen has also been a director of AMH II since December 2004. He has also been a director of Madill Equipment Inc. since 2004 and a director of Wesruth Investments Limited since 1990. Previously, he served as the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, until 2007 and Champion Road Machinery, Ltd., a manufacturer of construction equipment, until 1997. Mr. Vollmershausen also served as the Chairman of the Board of London Machinery, Inc. from 1989 to 2005.
     The following individuals were officers during fiscal year 2007 but have since resigned:

Name	Position(s)
D. Keith LaVanway	Joined the Company in 2001 as Vice President-Chief Financial Officer of Alside and was also named a Vice President of the Company. Became Vice President — Chief Financial Officer, Treasurer and Secretary in 2002. Prior to joining the Company, Mr. LaVanway was employed by Nortek, Inc. from 1995 to 2001, where he served in various financial positions. Mr. LaVanway resigned from the Company effective September 15, 2007.

Trevor Deighton	Mr. Deighton joined the Company in November 2005 as Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Deighton was employed by The Black & Decker Corporation (“Black & Decker”) since 1988 where he served in various management positions. Most recently, Mr. Deighton served as Black & Decker’s Vice President of Global Operations for its Industrial Product Group since September 2005. Mr. Deighton resigned from the Company effective March 14, 2007.

AUDIT COMMITTEE
     The members of the audit committee are appointed by AMH II’s board of directors. AMH II’s audit committee currently consists of Thomas Sullivan, Dennis Vollmershausen and Kevin Hayes. Mr. Sullivan, who serves as the chairman of the audit committee, is a financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the SEC. Mr. Hayes and Mr. Vollmershausen are the independent members of the committee, as that term is defined under the NASDAQ National Market listing requirements. The Company is not an issuer as defined under the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange. The Company believes the experience and education of the directors qualifies them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, the Company’s internal controls and procedures for financial reporting, and the Company’s compliance with the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Not applicable.
CODE OF ETHICS
     The Company has adopted a code of ethics that applies to its principal executive officer and all senior financial officers, including the chief financial officer, controller, and other persons performing similar functions. This code of ethics is posted on the Company’s website at http://www.associatedmaterials.com. Any waiver or amendment to this code of ethics will be timely disclosed on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Objectives of the Company’s Executive Compensation Program
     The goals of the Company’s executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value. For purposes of this discussion, the term “executive” refers to the Company’s named executive officers included within the “Summary Compensation Table” section of this report.
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
Elements of Compensation
     Executive compensation is comprised of one or more of the following elements: (1) base salary, (2) bonus awards, (3) annual incentive bonus, (4) equity-based compensation consisting of stock options, (5) other long-term incentives based upon the enhancement of the Company’s equity value, and (6) separation or severance benefits. The Company believes that offering these elements is necessary to remain competitive in attracting and retaining talented executives. Furthermore, the annual incentive bonus, equity-based compensation and other long-term incentives align the executive’s goals with those of the organization and its members.
     Collectively, these elements of the executive’s total compensation are designed to reward and influence the executive’s individual performance and the Company’s short-term and long-term performance. Base salaries and annual incentive bonuses are designed to reward executives for their performance and the short-term performance of the Company. Bonus awards typically include sign-on bonuses or incentives to attract executives to the Company, or awards to executives paid at the discretion of the board of directors of AMH II. The Company believes that equity-based compensation and other long-term incentive compensation ensure that the Company’s executives have a continuing stake in the long-term success of the Company and have incentives to increase equity value. Separation and severance benefits are commonplace in executive positions, and the offering of such benefits is necessary to remain competitive in the marketplace. Total compensation for each executive is reviewed annually by the Compensation Committee of the Board of Directors of AMH II (the “Committee”) to ensure that the proportions of the executive’s short-term incentives and long-term incentives are properly balanced.
Setting Executive Compensation
     The Committee reviews all employment agreements and recommends changes to compensation for the Company’s top management group, including the executives, which are forwarded to the board of directors for approval. The Company’s Human Resources Department compiles data regarding compensation paid by other companies for use in the determination of annual salary increases, as well as for use in the review of the overall compensation structure for executives. The Company subscribes to a compensation database (Hay Group PayNet Compensation Database) to obtain compensation data for similarly-sized companies based on annual revenues. For the named executives, the Company’s Vice President of Human Resources and Chief Executive Officer (“CEO”) review the data obtained from the compensation database in conjunction with assessing each executive’s performance for the year, and prepare recommendations to the Committee with respect to proposed annual increases for the executives, excluding themselves. The Vice President of Human Resources provides the Committee with data from the database related to comparable CEO compensation; however, the Committee develops its own assessment of the performance of the CEO and, if deemed appropriate, recommends an annual base salary increase. The following further discusses each component of executive compensation.
Base Salary
     Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly-sized companies. As described above, the Committee may also award annual increases in base salary contingent on the executive’s individual contributions and performance during the prior year.
Bonus Awards
     Bonus awards encompass any bonus provided outside of the annual incentive bonus. Typical bonus awards include awards used to attract executives to the Company, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus based on defined performance goals. Bonus awards can also be awarded at the discretion of the board of directors to recognize extraordinary achievements or contributions to the Company.
Annual Incentive Bonus
     For 2007, the executive’s annual incentive bonus was comprised of three different components: (1) a percentage of base salary, based on the achievement of defined EBITDA hurdles, (2) achievement of established cost reduction goals, and (3) a discretionary component. The Company modified its annual incentive bonus program for 2007 to align the executives’ incentive compensation with the Company’s multiple short-term initiatives specific to 2007. For 2006, each executive’s annual incentive bonus was solely determined as a percentage of base salary based on the achievement of defined EBITDA hurdles. Each year the Board of Directors establishes EBITDA hurdles, including a threshold, target and maximum hurdle. The EBITDA hurdles are determined by the board of directors, giving consideration to the prior year performance of the Company, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. If actual EBITDA is between either the threshold and target hurdles or the target and maximum hurdles, linear interpolation is used to calculate the incentive bonus payout. The board of directors may, at its discretion, allow adjustments to EBITDA for non-recurring or unusual amounts, which may not otherwise be included as an adjustment to derive the Company’s adjusted EBITDA as presented elsewhere in this Annual Report on Form 10-K. At the beginning of 2007, the board of directors, in conjunction with management, established cost reduction goals for the year. Similar to the EBITDA component, a threshold, target and maximum payout was established. If the actual cost reductions achieved were between either the threshold and target hurdles or the target and maximum hurdles, linear interpolation was used to calculate the incentive bonus payout. The discretionary component of the plan was funded on the achievement of defined EBITDA hurdles and awarded to the executives at the discretion of the Committee based on an evaluation of each executive’s contributions during the year. For the named executives, the Company’s Vice President of Human Resources and CEO assessed each executive’s individual performance for the year, and prepared recommendations to the Committee with respect to proposed discretionary bonus amounts for the executives, excluding themselves. The Committee developed its own assessment of the performance of the CEO and recommended a discretionary bonus payment. The payment of annual incentive bonuses for 2007 under any of three components was contingent upon the achievement of a minimum EBITDA performance for the year. For the year ended December 29, 2007, the Company’s EBITDA was between the threshold and target hurdles, the achieved cost reductions were between the target and maximum, and the discretionary component of the plan was funded between the target and maximum based on EBITDA.
     In 2008, the Company’s annual incentive bonus will be determined solely as a percentage of base salary based on the achievement of defined EBITDA hurdles as established by the board of directors, which is consistent with the Company’s historical practice. The Company has not disclosed the EBITDA performance hurdles established under the annual incentive bonus plan because they represent confidential financial information that is not disclosed to the public, and the Company believes that disclosure of this information would cause competitive harm.

Equity-Based Compensation — Stock Options
     The Committee awards equity-based compensation to executives based on the expected role of the executive in increasing equity value. Typically stock options will be awarded upon hiring or promotion of the executive; however, stock options may be granted at any time at the discretion of the board of directors. Ms. Sobe, Mr. Franco, and Mr. Fredrick have each been granted stock options for the purchase of equity in AMH II. Refer to the “Outstanding Equity Awards at Fiscal Year-End” section for a description of the Company’s stock option plans. The number of stock options granted to Ms. Sobe, Mr. Franco and Mr. Fredrick was determined by the board of directors such that each executive received a pre-defined ownership percentage, on a fully diluted basis, of the Company. The targeted pre-defined ownership percentage was established by the board of directors based on management ownership levels in similar private-equity transactions.
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

Separation Compensation
     Certain of the executives have entered into employment agreements that provide for severance and separation payments in the event that the Company terminates the executive without cause, if the employee resigns from the Company for good reason, as defined in the employment agreements, or in the event of a change of control. Refer to the “Grant of Plan-Based Awards” and “Potential Payments upon Termination or Change-in-Control” sections for additional discussion of these agreements. The Company believes that offering severance benefits is important to remain competitive in attracting talent to the Company. In addition, the benefits provided to the executive in the event of a change in control are enhanced in comparison to the standard separation or severance terms included in the executive’s employment agreement. These enhanced benefits allow the executive to remain focused on their responsibilities and the interest of its members in the event of corporate changes or a change in control.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee of AMH II has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee recommended to the board of directors of AMH II that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
Dennis Vollmershausen, Chairman
Thomas Sullivan
Ira Kleinman

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation paid or earned by each of the named executive officers for the years ended December 29, 2007 and December 30, 2006.

									Change in
									Pension
									Value and
								Non-Equity	Nonqualified
								Incentive Plan	Deferred
Name and			Bonus		Stock	Option		Compensation	Compensation		All Other
Principal Position	Year	Salary	(1)		Awards	Awards		(2)	Earnings		Compensation		Total
Thomas N. Chieffe,	2007	$500,000	$250,000	(3)	$—	$—		$237,220	$—		$10,710	(4)	$997,930
President and Chief	2006	125,000	250,000	(3)	—	—		—	—		—		375,000
Executive Officer
Warren J. Arthur,	2007	172,000	—		—	—		127,502	—		27,581	(5)	327,083
Senior Vice President, Operations
Trevor Deighton,	2007	89,489	—		—	—		28,449	—		692,903	(6)	810,841
Vice President,	2006	400,000	100,000	(7)	—	—		140,000	—		98,400		738,400
Chief Operating Officer(11)
Cynthia L. Sobe,	2007	168,750	—		—	—		58,641	—		6,008	(4)	233,399
Vice President — Chief Financial Officer, Treasurer and Secretary
D. Keith LaVanway,	2007	250,000	—		—	—		—	—		12,373	(8)	262,373
Vice President —	2006	340,000	—		—	—		204,000	—		11,668		555,668
Chief Financial Officer, Treasurer and Secretary(12)
Robert M. Franco,	2007	311,250	—		—	—		201,352	—		20,508	(8)	533,110
President, Supply	2006	300,000	—		—	—		180,000	—		18,337		498,337
Centers
Wayne D. Fredrick,	2007	300,000	—		—	—		191,764	14,809	(10)	18,905	(8)	525,478
Executive Vice President of Sales	2006	292,500	—		—	26,875	(9)	180,000	9,965	(10)	15,529		524,869

(1)	Amounts characterized as “Bonus” payments were discretionary awards authorized by the Committee.

(2)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(3)	As set forth in his employment agreement, Mr. Chieffe was entitled to a bonus award of 50% of his base salary for 2007 and $250,000 for 2006, to be paid at the same time as the payments of the annual incentive bonus to all executives. This bonus award, which was not based on the achievement of any performance objectives, was included in Mr. Chieffe’s total compensation package to provide sufficient incentive for Mr. Chieffe to join the Company.

(4)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, and imputed income from group term life coverage provided by the Company in excess of $50,000.

(5)	Includes $27,189 of relocation assistance in conjunction with Mr. Arthur joining the Company in December 2006 and imputed income from group term life coverage provided by the Company in excess of $50,000.

(6)	Includes $683,333 of cash severance payments pursuant to the Separation Agreement and General Release dated March 14, 2007, amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, and imputed income from group term life coverage provided by the Company in excess of $50,000.

(7)	Mr. Deighton was guaranteed a minimum payout of $100,000 for the 2006 annual incentive bonus under his employment agreement.

(8)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, imputed income from group term life coverage provided by the Company in excess of $50,000 and the value of customer incentive trips attended by the executive’s spouse including the related tax liability.

(9)	The amount reflected above is the compensation cost recognized during the year ended December 30, 2006 in accordance with SFAS 123 (Revised) with respect to the 25,117 stock options awarded to Mr. Fredrick. The fair value at the date of grant of these awards was determined using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%.

(10)	The amount reflected above is the change in the actuarial present value of Mr. Fredrick’s accumulated benefit under the Alside Retirement Plan during the years ended December 29, 2007 and December 30, 2006. Refer to the “Pension Benefits” section for further discussion regarding the calculation of benefits earned under the Alside Retirement Plan.

(11)	Effective March 14, 2007, Mr. Deighton resigned as the Company’s Chief Operating Officer.

(12)	Effective September 15, 2007, Mr. LaVanway resigned as the Company’s Chief Financial Officer.

GRANTS OF PLAN-BASED AWARDS
     The following table summarizes the grants of equity and non-equity plan-based awards made to executive officers during the year ended December 29, 2007.

								All Other		Grant
							All Other	Option		Date
	Estimated Future			Estimated Future			Stock	Awards:		Fair
	Payouts Under			Payouts Under			Awards:	Number	Exercise	Value of
	Non-Equity			Equity Incentive			Number	of	or Base	Stock
	Incentive Plan			Plan Awards			of Shares	Securities	Price of	and
	Awards			Thresh		Maxi	of Stock	Underlying	Option	Option
	Threshold	Target	Maximum	-old	Target	-mum	or Units	Options	Awards	Awards
Name	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Thomas N. Chieffe	—	500,000	750,000	—	—	—	—	—	—	—
Warren J. Arthur	35,000	105,500	176,000	—	—	—	—	—	—	—
Trevor Deighton	80,000	240,000	400,000	—	—	—	—	—	—	—
Cynthia L. Sobe	10,000	50,000	60,000	—	—	—	—	—	—	—
D. Keith LaVanway	72,000	216,000	360,000	—	—	—	—	—	—	—
Robert M. Franco	63,000	189,000	315,000	—	—	—	—	—	—	—
Wayne D. Frederick	60,000	180,000	300,000	—	—	—	—	—	—	—
     Amounts in the table above reflect the annual cash incentive bonus based on the achievement of defined EBITDA hurdles, achievement of cost reduction goals, and discretionary bonus established for each executive. The following table prescribes the annual incentive bonus payout, stated as an approximate percentage of base salary, for which each of the named executive officers was eligible for 2007 under the terms of the plan.

	2007 Annual Incentive Bonus Payout
	Percentage
	Threshold		Target		Maximum
Thomas N. Chieffe		(a)	100%		150%
Warren J. Arthur	20%		60%		100%
Trevor Deighton	20	%(b)	60	%(b)	100	%(b)
Cynthia L. Sobe	6	%(c)	30	%(c)	35	%(c)
D. Keith LaVanway	20%		60%		100%
Robert M. Franco	20%		60%		100%
Wayne D. Fredrick	20%		60%		100%

(a)	Based upon his employment agreement, Mr. Chieffe was guaranteed a minimum payout of 50% of his base salary, or $250,000, for 2007.

(b)	Under the terms of his Separation Agreement and General Release, Mr. Deighton was eligible to receive a pro rata share of his incentive bonus for 2007.

(c)	Ms. Sobe’s annual incentive bonus amounts were established prior to her appointment as Chief Financial Officer in February 2008.

     Total compensation for each executive is reviewed annually by the Committee to ensure that the proportions of the executive’s salary, bonus and short-term incentives are properly balanced, and that compensation is aligned with the Company’s performance. For the year ended December 29, 2007, salaries and discretionary bonuses comprised the following percentage of total compensation for each of the Company’s executives:

Salary and Bonus as a
% of Total Compensation
Thomas N. Chieffe	75%
Warren J. Arthur	53%
Trevor Deighton	11%
Cynthia L. Sobe	72%
D. Keith LaVanway	95%
Robert M. Franco	58%
Wayne D. Fredrick	57%
     Mr. Chieffe’s salary and bonus compared to total compensation is higher due to the guaranteed bonuses provided to attract Mr. Chieffe to the Company in October 2006. Mr. Deighton received severance and other compensation, and Mr. LaVanway was not eligible for an annual incentive bonus, which does not provide a meaningful comparison of the amounts paid for salary and bonuses to total compensation for these individuals during 2007. Ms. Sobe’s compensation was established prior to her appointment as Chief Financial Officer and does not provide a meaningful comparison. Mr. Arthur, Mr. Franco, and Mr. Fredrick’s proportion of salary and bonus to total compensation each reflect the Company’s philosophy to have a significant portion of compensation based on the Company’s annual performance through the achievement of designated EBITDA and other performance hurdles.
EMPLOYMENT AGREEMENTS
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
Mr. Chieffe
     Mr. Chieffe entered into an employment agreement with the Company effective as of August 21, 2006. Under the terms of his employment agreement, Mr. Chieffe serves as the Company’s President and Chief Executive Officer. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the second anniversary of the effective date of the employment agreement and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. Chieffe a notice not to extend the employment term. As Mr. Chieffe was continuously employed through December 31, 2007, he is eligible to receive an initial performance-based bonus of $1.5 million under the terms of his employment agreement. In addition, beginning with 2007, Mr. Chieffe is eligible to receive a long-term performance-based bonus of $2.0 million per year through 2011 provided the Company achieves specified EBITDA targets, and he is also eligible for an additional incentive transaction bonus that is based on achieving equity value hurdles according to the terms and conditions previously discussed. The initial and long-term performance-based bonuses only become payable upon the occurrence of a liquidity event as defined in the employment agreement. The employment agreement provides that if Mr. Chieffe’s employment is involuntarily terminated by the Company without cause, or by Mr. Chieffe for good reason, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for the longer period of twelve months or the remaining Employment term and (2) if after January 1, 2007, a pro rata portion of any annual incentive bonus payable for the year of termination. As a condition to any severance payments, Mr. Chieffe agrees not to compete with the Company for the greater of the remaining employment term or twelve months.

Mr. Deighton
     Mr. Deighton entered into an employment agreement with the Company effective as of November 28, 2005, which was amended as of March 31, 2006, to serve as the Company’s Vice President, Chief Operating Officer. In March 2007, Mr. Deighton announced his resignation from the Company and its direct and indirect parent companies. Mr. Deighton and the Company entered into a Separation Agreement and General Release dated March 14, 2007, whereby Mr. Deighton is to receive $683,333 payable in semi-monthly installments through November 27, 2008, plus a pro rata portion of any annual incentive bonus otherwise payable for 2007. As a condition to the severance payments, Mr. Deighton agreed not to compete with the Company through March 14, 2009.
Mr. LaVanway
     Mr. LaVanway entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of March 31, 2006, to serve as the Company’s Vice President — Chief Financial Officer. In September 2007, Mr. LaVanway announced his resignation from the Company and its direct and indirect parent companies. Under the terms of his employment agreement, Mr. LaVanway was not entitled to any severance compensation in connection with his resignation.
Mr. Franco
     Mr. Franco entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of March 30, 2006, to serve as the President of Alside Supply Centers. The term of the employment agreement is two years. The terms of the employment agreement provide that on the April 19, 2003, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The employment agreement provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary and continued medical and dental benefits for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Franco’s employment is involuntarily terminated by the Company without cause or if Mr. Franco elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Franco will be entitled to the following severance compensation and benefits: (1) two times Mr. Franco’s base salary, (2) two times Mr. Franco’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Franco during this period from another employer, (5) the cost of employee outplacement services equal to $30,000, and (6) a two year automobile allowance in the amount provided to the executive immediately prior to the termination. As a condition to any severance payments, Mr. Franco agrees not to compete with the Company for two years after separation from the Company.
Mr. Frederick
     Mr. Fredrick entered into an employment agreement with the Company effective April 3, 2006 to serve as the Executive Vice President of Sales. The term of the employment agreement is one year, which will automatically extend by one year unless the Company gives to Mr. Fredrick a notice not to extend the employment term. The employment agreement provides that if Mr. Fredrick’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for twelve months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company over the severance period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination. The employment agreement also provides that if Mr. Fredrick’s employment is involuntarily terminated by the Company without cause or if Mr. Fredrick elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Fredrick will be entitled to the following severance compensation and benefits: (1) two times Mr. Fredrick’s base salary, (2) two times Mr. Fredrick’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, (4) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of the Company during this period, subject to reduction to the extent comparable benefits are actually received by Mr. Fredrick from another employer during this period, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, Mr. Fredrick agrees not to compete with the Company for two years if such termination occurs before April 1, 2008; or one year if such termination occurs after April 1, 2008. On November 26, 2007, Mr. Fredrick informed the Company of his decision to retire from his position effective March 31, 2008 coinciding with the expiration of his employment agreement.
New Employment Agreements
     The Company intends to enter into employment agreements during 2008 with Ms. Sobe and Mr. Arthur pursuant to which the executives agreed to serve as Vice President — Chief Financial Officer, Treasurer and Secretary and Senior Vice President, Operations, respectively. These employment agreements are expected to be for a period of one year, subject to automatic one year extensions on each anniversary of the agreement. The terms and conditions of these agreements are expected to be substantially similar to the employment agreements of Mr. Franco and Mr. Frederick, with each executive eligible to receive an annual incentive payment and stock options, and severance and “change of control” provisions in the event the executive is terminated without cause or resigns upon the occurrence of certain specified events within two years following a change in control.
     Also, the Company intends to amend the employment agreement of Mr. Chieffe during 2008 in response to the declining market conditions since his joining the Company by adjusting the short and long-term components of his compensation. The terms and conditions of the amended employment agreement are expected be similar in all material respect to Mr. Chieffe’s current employment agreement, except as described herein. Mr. Chieffe’s initial performance-based bonus will be replaced by a special retention incentive bonus of $1.5 million, payable in three equal annual installments commencing on October 1, 2008. The payment of the special retention incentive bonus shall cease if Mr. Chieffe’s employment has been terminated by the Company for cause or in the event Mr. Chieffe voluntarily resigns. Further, his long-term performance-based and transaction bonuses will be replaced with stock option awards. The employment agreement will also provide Mr. Chieffe with severance benefits for 24 months, and “change in control” severance benefits substantially similar to those of Mr. Franco and Mr. Frederick.
     The terms of the new and amended agreements with Mr. Chieffe, Ms. Sobe and Mr. Arthur are not yet finalized and may change from those disclosed above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
								Incentive	Equity
								Plan	Incentive
								Awards:	Plan Awards:
			Equity					Number	Market
			Incentive					of Unearned	or Payout
	Number		Plan Awards:				Market	Shares,	Value of
	of	Number of	Number			Number of	Value of	Units or	Unearned
	Securities	Securities	of Securities			Shares or	Shares or	Other	Shares,
	Underlying	Underlying	Underlying			Units of	Units of	Rights That	Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Have	Other
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Not	Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Have Not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	Vested ($)
Thomas N. Chieffe	—	—	—	—	—	—	—	—	—
Warren J. Arthur	—	—	—	—	—	—	—	—	—
Trevor Deighton	—	—	—	—	—	—	—	—	—
Cynthia L. Sobe	5,314 (1)	—	—	5.00	9/4/2012	—	—	—	—
D. Keith LaVanway	—	—	—	—	—	—	—	—	—
Robert M. Franco	21,256 (1)	—	—	5.00	9/4/2012	—	—	—	—
	—	—	58,723 (2)	70.95	12/22/2014	—	—	—	—
Wayne D. Fredrick	10,627 (1)	—	—	5.00	9/4/2012	—	—	—	—
	—	—	25,117 (2)	5.00	4/1/2016	—	—	—	—

(1)	Options included in this stock option grant are from the Associated Materials Holdings Inc. 2002 Stock Option Plan, which vest between 10% — 20% immediately upon grant and the remainder on a straight line basis over five years.

(2)	Options included in this stock option grant are from the AMH Holdings II, Inc. 2004 Stock Option Plan, which vest 100% on the eighth anniversary from the date of grant, provided that the options may become exercisable sooner upon the occurrence of a liquidity event such that one-half of the total number of options shall become exercisable if the internal rate of return received by Investcorp on their investment in the Company is at least equal to 10% with the remainder determined by linear interpolation based on the difference between an internal rate of return of 10% and 20%. If such internal rate of return to Investcorp is 20% or more, the option may be exercised for the full number of shares of stock.
     Options have been issued to the Company’s executive officers under the Associated Materials Holdings Inc. 2002 Stock Option Plan and the AMH Holdings II, Inc. 2004 Stock Option Plan. Below is a summary of these stock option plans.
Associated Materials Holdings Inc. 2002 Stock Option Plan
     In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan. In March 2004, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The Committee administers the 2002 Plan and selects eligible executives, directors, employees, consultants and its affiliates, including the Company, to receive options. The board of directors of AMH II also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. An option holder may pay the exercise price of an option by any legal manner that the board of directors of AMH II permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all options then outstanding become immediately fully exercisable. The board of directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the board of directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms. AMH does not intend to grant any additional options under the 2002 Plan.

     In December 2004, AMH amended the 2002 Plan to provide that each option then outstanding under the 2002 Plan following the completion of the December 2004 recapitalization transaction will be exercisable for two shares of the Class B non-voting common stock of AMH, to adjust for the dilution resulting from the transaction. In addition, each holder of such options entered into an agreement with AMH II whereby such option holders agreed, upon the exercise of any such options under the 2002 Plan, to automatically contribute to AMH II the AMH shares issued upon any such option exercise, in exchange for an equivalent number and class of shares of AMH II.
AMH Holdings II, Inc. 2004 Stock Option Plan
     In December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan. The Committee administers the 2004 Plan and selects eligible executives, directors, employees, consultants and its affiliates, including the Company, to receive options to purchase AMH II Class B non-voting common stock. The Committee also determines the number of shares of stock covered by options granted under the 2004 Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2004 Plan. An option holder may pay the exercise price of an option by any legal manner that the Committee permits. Option holders generally may not transfer their options except in the event of death. If AMH II undergoes a change of control, as defined in the 2004 Plan, the Committee may accelerate the exercisability of all or a portion of the outstanding options, adjust outstanding options by substituting stock, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the board of directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the 2004 Plan will remain outstanding in accordance with their terms.
OPTIONS EXERCISES AND STOCK VESTED
     There were no exercises of stock options held by the Company’s executive officers in 2007.

PENSION BENEFITS

Present
		Number of Years	Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)
Thomas N. Chieffe	—	—	—	—
Warren J. Arthur	—	—	—	—
Trevor Deighton	—	—	—	—
Cynthia L. Sobe	—	—	—	—
D. Keith LaVanway	—	—	—	—
Robert M. Franco	—	—	—	—
Wayne D. Fredrick	Alside RetirementPlan	26.0 (1)	369,954	—

(1)	As the Alside Retirement Plan was frozen on December 31, 1998, employees do not earn additional years of credited service after that time in determining the amount of benefits payable under the Plan. Mr. Fredrick has earned 34 years of service that is considered in determining his vesting service for early retirement eligibility, which is consistent with all other participants in the Alside Retirement Plan.
     The Alside Retirement Plan is a defined benefit plan that covered substantially all salaried employees and certain other groups of employees of the Alside division of Associated Materials, LLC. During 1998, the Plan was amended such that benefit accruals and participation were frozen and no new employees were eligible to enter the Plan after December 31, 1998. The accumulated plan benefits for Plan participants are based on their average compensation during the five years preceding December 31, 1998, and are payable upon retirement, death, disability and termination of employment. The present value of accumulated benefits above was determined using the same interest rate and mortality assumptions as those used in the Company’s financial statements. Information regarding the Company’s retirement plans can be found in Note 14 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”.
NONQUALIFIED DEFERRED COMPENSATION
     The Company does not maintain any non-qualified defined contribution or other deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
     Separation and Severance Benefits. The Company, as a matter of practice, provides separation and severance pay and benefits to all of its executive officers and management employees. To be eligible for benefits, a general release of claims in the form determined by the Company is required. Generally, employees are entitled to separation and severance pay of two weeks of base pay plus one week of pay for each year of service rendered with the Company. In addition to these benefits, the Committee may authorize additional payments when it separates an executive officer.
     Individual Agreements. The Company’s executive officers have agreements that affect the amount paid or benefits provided following termination or change in control. Refer to the “Grants of Plan-Based Awards” section for additional discussion regarding the employment agreements with the Company’s executives.
     The table below summarizes the amounts that are or would be payable, in addition to any amounts included in the Summary Compensation Table and pension benefits included in the Pension Benefits table, to executive officers in connection with a termination (including resignation, severance, or retirement) or a change in control had such event occurred on December 29, 2007. For purposes of this discussion, the Company has estimated the equity value of the Company based on an enterprise value determined by an independent valuation as of December 29, 2007, the fees associated with change in control provisions under the Company’s indenture agreements and the liquidation preferences described in the stockholders agreement dated December 22, 2004. Severance payments and benefits were calculated assuming the executives were terminated by the Company without cause or resigned for good reason on December 29, 2007.

	Severance Benefits				Change in Control Severance Benefits
			Stock and stock	Severance	Long-term			Stock and stock
	Severance	Benefits	options	payable	incentive	Severance	Benefits	options
Name	payments	(1)	(2)	through	payments (3)	payments	(4)	(2)
Thomas N. Chieffe	$375,000	$—	$—		$1,500,000	$375,000	$—	$—
Warren J. Arthur	11,000	—	—		—	11,000	—	—
Trevor Deighton (5)	366,660	—	—	11/27/2008	—	—	—	—
Cynthia L. Sobe	28,300	—	—		—	28,300	—	—
D. Keith LaVanway	—	—	—		—	—	—	—
Robert M. Franco	409,070	8,490	—		—	1,032,700	64,680	—
Wayne D. Fredrick	300,000	6,540	—		—	983,525	43,080	—

(1)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a termination.

(2)	Based on the Company’s estimated equity value at December 29, 2007, there was no assumed value of the outstanding Class B common stock of AMH II and stock options held by executives.

(3)	Based on the Company’s estimated equity value at December 29, 2007, no payments were due under the long-term incentive awards to Mr. Chieffe as the thresholds for such payments were not achieved, other than the amounts guaranteed to Mr. Chieffe under the terms of his employment agreement.

(4)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a termination in addition to amounts due for car allowances and employee outplacement services.

(5)	Mr. Deighton resigned as the Company’s Chief Operating Officer effective March 14, 2007. Under the terms of his Separation Agreement and General Release, Mr. Deighton will receive $683,333 payable in semi-monthly installments through November 27, 2008 plus a pro rata portion of any annual incentive bonus otherwise payable for 2007. As of December 29, 2007, Mr. Deighton’s outstanding unpaid severance balance was $366,660.
DIRECTOR COMPENSATION

Change
in Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total
Kevin M. Hayes	$—	$—	$—	$—	$—	$—	$—
Ira D. Kleinman	—	—	—	—	—	—	—
Thomas Sullivan	—	—	—	—	—	—	—
Dennis W. Vollmershausen	25,000	—	—	—	—	—	25,000
Kevin C. Nickelberry	—	—	—	—	—	—	—
Thomas N. Chieffe	—	—	—	—	—	—	—
Dana R. Snyder	25,000	—	—	—	—	—	25,000

(1)	At December 29, 2007, the aggregate number of options awards outstanding to directors was: Mr. Vollmershausen — 2,870 shares and Mr. Snyder — 14,093 shares.
     AMH II currently reimburses its non-employee directors for all out of pocket expenses incurred in the performance of their duties as directors. The board of directors of AMH II is subject to the rules and operating procedures as set forth in the stockholders agreement. The Company pays two directors, Dennis Vollmershausen and Dana Snyder, $5,000 per meeting for their participation in meetings of the board of directors of AMH II, as neither is directly employed by either Investcorp or Harvest Partners. None of the other directors currently receive any compensation for their services on the board of directors or committee of the board of directors.

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
     In connection with the December 2004 recapitalization transaction, on December 22, 2004, all of the outstanding performance options and a portion of the time-based options were exercised for shares of common stock of AMH. Also on December 22, 2004, AMH filed an amended and restated certificate of incorporation of AMH with the Secretary of State of the State of Delaware, resulting in the reclassification of all of the outstanding shares of AMH common stock as shares of (a) class B, series I (voting) common stock, (b) class B, series II (non-voting) common stock, (c) voting preferred stock and (d) non-voting preferred stock. The amended and restated certificate of incorporation also authorized the issuance of shares of (i) class A, series I (voting) common stock, which are reserved for issuance upon conversion of the voting preferred stock and (ii) class A, series II (non-voting) common stock, which are reserved for issuance upon conversion of the non-voting preferred stock. AMH also filed with the Secretary of State of the State of Delaware a Certificate of Designations to establish the rights, preferences and privileges pertaining to the preferred stock.
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
     On December 28, 2007, the Company, along with Holdings and AMH, converted from a Delaware corporation to a Delaware limited liability company. The Company, Holdings, and AMH undertook the conversion to allow AMH II to fully deduct the interest on the 11 1/4% notes when paid in certain state jurisdictions, thereby reducing AMH II’s consolidated income tax liabilities. After the conversion, Holdings remains the sole member of the Company and AMH II remains the sole member of AMH.
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

     The following table sets forth certain information as of March 19, 2008 regarding the beneficial ownership of AMH II by:
•	each person known by the Company to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of AMH II;

•	the directors and named executive officers of the Company; and

•	all directors and named executive officers of the Company as a group.
     The Company determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within sixty days through the exercise of any options. None of the shares held by executive officers and directors have been pledged as security. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Class A Preferred Stock		Class B Common Stock
	Number of		Number of
	Shares — Series	% of	Shares — Series	% of
	I (voting)	Class	I (voting)	Class
Investcorp S.A.(1)	500,000	100%	—	—
Sipco Limited(2)	500,000	100%	—	—
AM Equity Limited(3)	80,117	16.0%	—	—
AM Investments Limited(4)	80,117	16.0%	—	—
Associated Equity Limited(5)	80,117	16.0%	—	—
Associated Investments Limited(6)	80,117	16.0%	—	—
Investcorp 2005 AMH Holdings II Portfolio Limited Partnership(7)	109,533	21.9%	—	—
Investcorp Coinvestment Partners II, L.P.(8)	36,666	7.3%	—	—
Investcorp Coinvestment Partners I, L.P.(9)	33,333	6.7%	—	—
Harvest Funds(10)(11)(12)	—	—	500,000	100%

	Class B Common Stock		Class B Common Stock
	Number of		Number of
	Shares — Series	% of	Shares — Series	% of
	I (voting)	Class	II (non-voting)	Class
Executive Officers and Directors
Thomas N. Chieffe	—	—	—	—
Warren J. Arthur	—	—	—	—
Trevor Deighton	—	—	—	—
Cynthia L. Sobe (13)	—	—	5,314	*
D. Keith LaVanway	—	—	—	—
Robert M. Franco (14)	—	—	21,256	1.7%
Wayne D. Fredrick (15)	—	—	10,627	*
Kevin M. Hayes (16)	—	—	228,719	18.6%
Ira D. Kleinman (17)	500,000	100%	—	—
Kevin C. Nickelberry	—	—	—	—
Thomas Sullivan	—	—	—	—
Dana R. Snyder	—	—	—	—
Dennis W Vollmershausen (18)	—	—	4,189	*
All directors and executive officers as a group	500,000	100%	270,105	21.4%

*	less than 1%

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

(2)	Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp S.A.’s shares. Sipco Limited is a Cayman Islands company with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(3)	AM Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(4)	AM Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(5)	Associated Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(6)	Associated Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(7)	Investcorp 2005 AMH Holdings II Portfolio Limited Partnership is a Cayman Islands exempted limited partnership with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(8)	Investcorp Coinvestment Partners II, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(9)	Investcorp Coinvestment Partners I, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(10)	Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) (“Harvest Partners III, GbR”), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG (“Harvest Partners IV KG”). Harvest Associates III, L.L.C., which has five voting members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has five voting members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, Inc. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

(11)	Includes 131,978 shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and 18,022 shares of Class B Series I (voting) common stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Associates III, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of AMH. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, and Thomas Arenz. Mr. Kleinman is on the board of directors of AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

(12)	Includes 286,465 shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and 63,535 shares of Class B Series I (voting) common stock owned by Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of Class B common stock of AMH beneficially owned by it. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim and Thomas Arenz. Mr. Kleinman is on the board of directors of AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest

Partners IV KG are collectively referred to as the “Harvest Funds.” The address of the named entities is 280 Park Avenue, 33rd Floor, New York, New York 10017.

(13)	Includes options to purchase 5,314 shares of Class B Series II (non-voting) common stock.

(14)	Includes options to purchase 21,256 shares of Class B Series II (non-voting) common stock.

(15)	Includes options to purchase 10,627 shares of Class B Series II (non-voting) common stock.

(16)	Mr. Hayes is a director for AMH II representing four of AMH II’s stockholders, Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P. and WPC Entrepreneur Fund II, L.P., which are collectively referred to as the “Weston Funds.” Mr. Hayes’ election as a director is prescribed by the stockholders agreement. See Item 13. “Certain Relationships and Related Transactions — The Stockholders Agreement.” The shares included in the table above includes shares held by the Weston Funds as follows: Weston Presidio Capital III, L.P. holds 65,992 shares of Class B Series II (non-voting) common stock; Weston Presidio Capital IV holds 156,986 shares of Class B Series II (non-voting) common stock; WPC Entrepreneur Fund, L.P. holds 3,256 shares of Class B Series II (non-voting) common stock; and WPC Entrepreneur Fund II, L.P. holds 2,485 shares of Class B Series II (non-voting) common stock. Mr. Hayes is a member or partner, as the case may be, of the general partner of the Weston Funds. Mr. Hayes disclaims beneficial ownership of the shares held by the Weston Funds, except to the extent of his pecuniary interest therein.

(17)	Includes shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and shares of Class B Series I (voting) common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a voting member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(18)	Includes 1,319 shares of Class B Series II (non-voting) common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen also holds options to purchase 2,870 shares of Class B Series II (non-voting) common stock.
CHANGES IN CONTROL
     PLEDGE AND SECURITY AGREEMENT
     Contemporaneously with the Company’s entering into the amended and restated senior credit facility in December 2004, AMH entered into a Superholdco Pledge and Security Agreement, pursuant to which, among other things, AMH pledged all of the capital stock of Holdings to the lenders under the Company’s senior credit agreement, as collateral for the performance of the Company’s obligations thereunder. Upon the occurrence of an event of default under the Company’s senior credit agreement, the administrative agent thereunder is entitled under such pledge and security agreement to transfer all or any part of the collateral thereunder (including the pledged capital stock of Holdings) into the name of the administrative agent, on behalf of the lenders under the senior credit agreement, and to sell or otherwise dispose of such collateral (including the pledged capital stock of Holdings) in any manner permitted by law and by the terms of such pledge and security agreement. The occurrence of such an event of default and the exercise by the administrative agent of such remedies under the pledge and security agreement could result in a change of control of the Company.
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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
THE RESTRUCTURING AGREEMENTS
     On March 4, 2004, AMH, Holdings and the stockholders of Holdings entered into a restructuring agreement pursuant to which all of the stockholders of Holdings contributed their capital stock in Holdings to AMH in exchange for equivalent capital stock in AMH. Subsequently, AMH contributed all of the capital stock of Holdings which was contributed to it back to Holdings, in exchange for 1,000 shares of class A common stock of Holdings. Following this exchange, all of the former stockholders of Holdings became the stockholders of AMH, and AMH became the sole stockholder of Holdings. Holdings continued to be the sole stockholder of the Company.
     On December 22, 2004, the stockholders of AMH entered into a restructuring agreement pursuant to which such stockholders contributed their shares of the capital stock of AMH to AMH II in exchange for shares of the capital stock of AMH II mirroring (in terms of type and class, voting rights, preferences and other rights) the shares of AMH capital stock contributed by such shareholders. Following this exchange, all of the former stockholders of AMH became the stockholders of AMH II, and AMH II became the sole stockholder of AMH. Holdings remains the sole stockholder of the Company.
     On December 28, 2007, the Company, along with Holdings and AMH, converted from Delaware corporations to Delaware limited liability companies. As part of the conversion, all of the then outstanding common stock of the Company, Holdings and AMH was converted to a membership interest. After the conversion, AMH II remains the sole member of AMH, AMH remains the sole member of Holdings, and Holdings remains the sole member of the Company.
THE STOCKHOLDERS AGREEMENT
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
     The AMH II stockholders agreement is substantially the same as the AMH stockholders agreement, dated March 4, 2004, which governed the relationship among, and contained certain rights and obligations of, the AMH stockholders. In December 2004, the stockholders of AMH agreed to terminate the AMH stockholders agreement and enter into the AMH II stockholders agreement.
     Pursuant to the stockholders agreement, Harvest Partners has the right to designate three members of a seven member board of directors of AMH II and Investcorp has the right to designate three of the seven members of the board of directors of AMH II. An additional board seat will be occupied by the chief executive officer of the Company, who is currently Thomas N. Chieffe. The board of directors is subject to rules and operating procedures as set forth in the stockholders agreement. The number of directors that each of Investcorp and Harvest Partners can designate to the board of directors is reduced as their equity ownership in AMH II is reduced below specified percentages. Funds managed by Harvest Partners, and Investcorp each hold 50% of the voting capital stock of AMH II. All decision making by the board of directors will generally require the affirmative vote of a majority of the members of the entire board of directors. In addition, certain matters, such as issuing additional equity securities, new debt financings, acquisitions and related transactions, and other significant transactions, require the affirmative vote of at least one director nominated by Harvest Partners and one director nominated by Investcorp (a “Special Board Approval”). The number of matters that require a Special Board Approval is reduced as the equity ownership of each of Harvest Partners and Investcorp falls below certain stated thresholds.
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
MANAGEMENT AGREEMENT
     See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a discussion of the Company’s management agreement with Investcorp and Harvest Partners. The Company entered into an agreement with Investcorp for management advisory, strategic planning and consulting services for which the Company paid Investcorp a total of $6 million on December 22, 2004. As described in the management services agreement with Investcorp, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. In December 2004, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, Harvest Partners received approximately $0.8 million for management fees for each of 2007, 2006, and 2005 fiscal years.
DIRECTOR INDEPENDENCE
     The Company has determined that Ira D. Kleinman, Thomas J. Sullivan, Kevin C. Nickelberry, Dennis W. Vollmershausen and Kevin M. Hayes are independent directors. Because of his employment with the Company, the Company has determined that Thomas N. Chieffe is not an independent director. In addition, the Company has determined that Mr. Dana R. Snyder is not an independent director due to the amount of consulting fees he received from the Company in 2006.
     The compensation committee of the board of directors of AMH II currently consists of Messrs. Kleinman, Sullivan and Vollmershausen, all of whom are considered independent committee members.
     The audit committee of the board of directors currently consists of Messrs. Sullivan, Vollmershausen and Hayes. The Company has determined that Mr. Hayes and Mr. Vollmershausen are independent audit committee members. The Company has determined that Mr. Sullivan is not an independent audit committee member as he holds the position of managing director of Investcorp’s New York office, which beneficially owns 100% of the Class A Preferred Stock Series I (voting) shares of the Company’s indirect parent, AMH II.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees billed to the Company by the independent accountants, Ernst & Young LLP, for services rendered during fiscal years 2007 and 2006 (in thousands):

	2007	2006
Audit Fees	$940	$815
Audit-Related Fees	524	—
Tax Fees	731	148
All Other Fees	—	—

Total Fees	$2,195	$963

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
AUDIT FEES
     Audit fees principally constitute fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s consolidated financial statements for each of the fiscal years 2007 and 2006 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q filed during fiscal years 2007 and 2006. The Audit Committee pre-approved 100% of the audit fees in 2007 and 2006.
AUDIT RELATED FEES
     Audit-related fees constitute fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, other than the services reported above under “Audit Fees”. In fiscal year 2007, audit-related fees principally consisted of due diligence fees incurred in connection with an unsuccessful bid for an acquisition target and general assistance with preparing for reporting on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The Audit Committee pre-approved 100% of the audit-related fees in 2007.
TAX FEES
     Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2007 and 2006. In fiscal years 2007, tax fees principally consisted of fees for tax compliance, review of transaction related tax matters, and planning in conjunction with a restructuring project to reduce the Company’s consolidated income tax obligations. In fiscal years 2006, tax fees principally consisted of fees for tax compliance and review of transaction related tax matters. The Audit Committee pre-approved 100% of the tax fees in 2007 and 2006.

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
(C) EXHIBITS
     See Exhibit Index beginning on page 98 of this report. Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (*).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSOCIATED MATERIALS LLC
By:	/s/ THOMAS N. CHIEFFE
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CYNTHIA L. SOBE
Cynthia L. Sobe
Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS N. CHIEFFE	President and Chief Executive Officer	March 25, 2008
Thomas N. Chieffe	(Principal Executive Officer)

/s/ CYNTHIA L. SOBE	Vice President-Chief Financial	March 25, 2008
Cynthia L. Sobe	Officer, Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Kevin M. Hayes *	Director
Ira D. Kleinman *	Director
Thomas Sullivan *	Director
Dana R. Snyder *	Director
Kevin C. Nickelberry *	Director
Dennis W. Vollmershausen *	Director

* By: /s/ CYNTHIA L. SOBE

Cynthia L. Sobe
Attorney-in-Fact		March 25, 2008
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
     No annual report or proxy material has been sent to security holders covering fiscal 2007.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of March 16, 2002, by and among Associated Materials Holdings Inc. (formerly known as Harvest/AMI Holdings Inc.), Simon Acquisition Corp. and the Company (incorporated by reference to Exhibit 99(d)(1) of Schedule TO filed by Associated Materials Holdings, Inc. and certain affiliates, Commission File No. 005-53705, filed on March 22, 2002).

3.1	Certificate of Formation of Associated Materials, LLC.

3.2	Limited Liability Company Agreement of Associated Materials, LLC.

3.3	Certificate of Incorporation of Alside, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

3.4	Amended and Restated Bylaws of Alside, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

4.1	Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among the Company, AMI Management Company and Wilmington Trust Company(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.2	Supplemental Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Al side, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.3	Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on April 2, 2004).

4.4	Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.1	Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated December 22, 2004, among Associated Materials Incorporated and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., as guarantors, the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, General Electric Capital Corporation and National City Bank, as Co-Documentation Agents, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.2	Borrower Security and Pledge Agreement of the Company, dated as of April 19, 2002, by the Company, in favor of UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.3	Form of Subsidiary Security and Pledge Agreement, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

Exhibit
Number	Description
10.4	Form of Subsidiary Guaranty, by each subsidiary of the Company from time to time party thereto in favor of UBS AG, Stamford Branch, as administrative agent, on behalf of the Secured Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.5	Assumption Agreement, dated as of April 19, 2002, by and among the Company and AMI Management Company, as guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.6	Agreement of Sale, dated as of January 30, 1984, between USX Corporation (formerly United States Steel Corporation) (“USX”) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Commission File No. 33-64788).

10.7	Amendment Agreement, dated as of February 29, 1984, between USX and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 33-64788).

10.8	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 33-84110).

10.9	Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.10	Asset Purchase Agreement, dated as of June 24, 2002, between the Company and Amer Cable Incorporated (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.11*	Associated Materials Holdings Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.12*	Amended and Restated Employment Agreement, dated as of July 27, 2004, between the Company and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005)

10.13*	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and D. Keith LaVanway. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006)

10.14*	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on October 10, 2002).

10.15*	Associated Materials Holding Inc. Stock Option Award Agreement, dated September 4, 2002, between Associated Materials Holdings Inc. and Michael Caporale, Jr. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-92010, filed on September 12, 2002).

10.16*	Amended and Restated Employment Agreement, dated as of July 27, 2004, between the Company and Kenneth L. Bloom. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005)

10.17*	Amended and Restated Employment Agreement, dated as of March 30, 2006, between the Company and Robert M. Franco. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006)

Exhibit
Number	Description
10.18*	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and John F. Haumesser. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006)

10.19	Stock Purchase Agreement (the “Stock Purchase Agreement”), dated July 31, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on July 31, 2003).

10.20	Amendment No. 1 to the Stock Purchase Agreement, dated as of August 29, 2003, by and among the Company, Gentek Holdings, Inc., Gentek Building Products, Inc., Gentek Building Products Limited, The Sherwin-Williams Claims Trust, Genstar Capital Corporation, Ontario Teachers’ Pension Plan Board and other stockholders listed therein (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed on September 12, 2003).

10.21	Amendment Agreement, dated December 22, 2004, by and between Associated Materials Incorporated, Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.22	Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.23	Financing Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.24	M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.25*	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004)

10.26	Superholdco Pledge and Security Agreement, dated December 22, 2004, by and between AMH, as Pledgor in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.27	Form of Superholdco Guaranty, dated December 22, 2004, by and between AMH, as Guarantor, in favor of UBS AG, Stamford Branch, as the Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.28	Stock Purchase Agreement, dated December 5, 2004, by and between AMH and the other parties signatory hereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 7, 2004).

10.29	Stockholders Agreement, dated December 22, 2004, by and between the stockholders of AMH (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

Exhibit
Number	Description
10.30	Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and AMI. (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.31*	Employment Agreement, dated as of November 28, 2005, between the Company and Trevor Deighton (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 16, 2005).

10.32*	Separation Agreement and General Release Between the Company and Kenneth L. Bloom, dated as of December 28, 2005 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2006).

10.33*	Repurchase Agreement Between Kenneth L. Bloom and AMH Holdings II, Inc., dated as of January 2, 2006 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 24, 2006).

10.34	Amendment No. 1, dated as of February 1, 2006, to the Second Amended and Restated Credit Agreement, dated as of December 22, 2004, by and among the Company and Gentek Building Products Limited, as borrowers, AMH Holdings, Inc. and Associated Materials Holdings, Inc., the lenders party thereto, UBS AG, Stamford Branch, as the U.S. Administrative Agent, Canadian Imperial Bank of Commerce, as the Canadian Administrative Agent, Citigroup Global Markets Inc., as syndication agent, and UBS Securities, LLC and Citigroup Global Markets Inc., as joint lead arrangers (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2006).

10.35*	Instrument of Amendment to Employment Agreement, dated as of March 31, 2006, between the Company and Trevor Deighton (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006).

10.36*	Employment Agreement, dated as of April 3, 2006, between the Company and Wayne Fredrick (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006).

10.37*	Separation Agreement and General Release Between the Company and Michael Caporale, Jr., dated as of April 11, 2006 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2006).

10.38*	Independent Consultant Agreement, dated as of April 3, 2006, between the Company and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2006).

10.39*	Employment Agreement, dated as of July 1, 2006, between the Company and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2006).

10.40*	Agreement and General Release, dated as of October 1, 2006, between the Company and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2006).

10.41*	Independent Consultant Agreement, dated as of October 2, 2006, between the Company and Dana R. Snyder (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2006).

10.42*	Employment Agreement, dated as of August 21, 2006, between the Company and Thomas N. Chieffe (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2006).

Exhibit
Number	Description
10.43*	Separation Agreement and General Release, dated as of March 14, 2007, between the Company and Trevor Deighton (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2007).

10.44*	Agreement and General Release, dated as of November 29, 2007, between the Company and Dana R. Snyder (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007).

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.