Form 10-Q
period 2008-03-29
ASSOCIATED MATERIALS, LLC
filed 2008-05-12
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 9, 2008, all of the Registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED MARCH 29, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	March 29,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,334	$21,603
Accounts receivable, net	121,523	138,653
Inventories	154,471	137,015
Deferred income taxes	9,983	9,983
Income taxes receivable	2,146	—
Other current assets	11,832	11,686

Total current assets	304,289	318,940

Property, plant and equipment, net	130,673	133,531
Goodwill	231,243	231,213
Other intangible assets, net	101,583	102,424
Other assets	7,303	7,831

Total assets	$775,091	$793,939

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$72,653	$80,082
Payable to parent	5,029	5,029
Accrued liabilities	50,439	64,618
Income taxes payable	—	11,661

Total current liabilities	128,121	161,390

Deferred income taxes	50,881	50,837
Other liabilities	47,197	47,615
Long-term debt	255,368	226,000
Member’s equity	293,524	308,097

Total liabilities and member’s equity	$775,091	$793,939

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Net sales	$200,878	$218,164
Cost of sales	156,265	170,448

Gross profit	44,613	47,716
Selling, general and administrative expense	50,128	49,100
Manufacturing restructuring costs	845	—

Loss from operations	(6,360)	(1,384)
Interest expense, net	5,867	6,993
Foreign currency (gain) loss	78	(6)

Loss before income taxes	(12,305)	(8,371)
Income tax benefit	(4,552)	(3,733)

Net loss	$(7,753)	$(4,638)

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Operating Activities
Net loss	$(7,753)	$(4,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,653	5,426
Amortization of deferred financing costs	524	632
Amortization of management fee	125	125
Non-cash portion of manufacturing restructuring costs	718	—
Loss on sale of assets	44	—
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable, net	16,008	4,585
Inventories	(19,114)	(12,259)
Accounts payable and accrued liabilities	(20,166)	(6,148)
Income taxes	(13,843)	(9,069)
Other	(56)	753

Net cash used in operating activities	(37,860)	(20,593)

Investing Activities
Additions to property, plant and equipment	(4,248)	(1,793)
Acquisition of supply center	—	(801)
Proceeds from sale of assets	22	—

Net cash used in investing activities	(4,226)	(2,594)

Financing Activities
Net increase in revolving line of credit	29,368	18,737
Dividends	(4,118)	(3,973)

Net cash provided by financing activities	25,250	14,764

Effect of exchange rate changes on cash	(433)	(12)

Net decrease in cash	(17,269)	(8,435)
Cash at beginning of period	21,603	15,015

Cash at end of period	$4,334	$6,580

Supplemental information:
Cash paid for interest	$1,219	$2,077

Cash paid for income taxes	$9,290	$5,405

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 29, 2008
(Unaudited)
Note 1 — Basis of Presentation
     Associated Materials, LLC (the “Company”) is a wholly owned subsidiary of Associated Materials Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of AMH Holdings, LLC (“AMH”). AMH is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”) which is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company.
     The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three months ended March 29, 2008 and March 31, 2007. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2007. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 29, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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

Note 2 – Inventories
     Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	March 29,	December 29,
	2008	2007
Raw materials	$26,280	$31,886
Work-in-process	16,193	10,075
Finished goods and purchased stock	111,998	95,054

	$154,471	$137,015

Note 3 – Goodwill and Other Intangible Assets
     Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.2 million as of both March 29, 2008 and December 29, 2007 consists of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	March 29, 2008			December 29, 2007
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$10,761	$97,319	$108,080	$10,283	$97,797
Patents	10	6,230	3,695	2,535	6,230	3,540	2,690
Customer base and other	7	5,203	3,474	1,729	5,298	3,361	1,937

Total other intangible assets		$119,513	$17,930	$101,583	$119,608	$17,184	$102,424

     The Company has determined that trademarks and trade names totaling $80.0 million (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended March 29, 2008 and March 31, 2007.
Note 4 – Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 29,	December 29,
	2008	2007
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	61,000	61,000
Revolving loans under credit facility	29,368	—

Total debt	$255,368	$226,000

     The Company’s second amended and restated credit facility includes a term loan facility and a revolving facility of $90 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009.
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of March 29, 2008.
     In March 2004, the Company’s indirect parent company, AMH, issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. The accreted value of the 11 1/4% notes as of March 29, 2008 was approximately $403.5 million. In December 2004, the Company’s indirect parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The accreted value of the 13 5/8% notes as of March 29, 2008 was approximately $84.4 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of the Company’s credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on the Company’s ability to make such distributions, payments or loans to its direct and indirect parent companies. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $743.3 million as of March 29, 2008.
Note 5 – Comprehensive Loss
     Comprehensive loss differs from net loss due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Net loss as reported	$(7,753)	$(4,638)
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	96	143
Foreign currency translation adjustments	(2,799)	532

Comprehensive loss	$(10,456)	$(3,963)

Note 6 – Retirement Plans
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

	Quarter		Quarter
	Ended		Ended
	March 29,		March 31,
	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$134	$549	$136	$494
Interest cost	747	796	718	635
Expected return on assets	(875)	(931)	(832)	(754)
Amortization of prior service costs	7	8	—	7
Amortization of unrecognized net loss	150	26	176	4

Net periodic pension cost	$163	$448	$198	$386

Note 7 – Business Segments
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Vinyl windows	$69,688	$74,489
Vinyl siding products	44,134	53,085
Metal products	39,344	41,110
Third party manufactured products	32,933	34,177
Other products and services	14,779	15,303

	$200,878	$218,164

Note 8 – Product Warranty Costs and Service Returns
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
     A reconciliation of warranty reserve activity is as follows for the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Balance at the beginning of the period	$28,684	$25,035
Provision for warranties issued	1,990	2,191
Claims paid	(1,428)	(1,639)

Balance at the end of the period	$29,246	$25,587

Note 9 – Manufacturing Restructuring Costs
     In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. During the first quarter of 2008, the Company incurred costs of $0.8 million associated with these restructuring efforts, which was comprised of asset impairment costs and costs incurred to relocate manufacturing equipment. The warehouse that is adjacent to the Ennis, Texas manufacturing facility is currently leased by the Company. The Company expects to record lease costs, net of anticipated sublease income, associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility of approximately $4.0 million during its fiscal 2008 third quarter. In addition, the Company anticipates incurring additional impairment costs related to inventory and fixed assets, moving costs associated with relocating certain production equipment, and other transition related costs of approximately $3.0 million during the remainder of fiscal 2008. The Company anticipates the relocation of the vinyl siding production to be completed by the end of the second quarter and the transition of distribution operations by the end of the third quarter.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,308	$646	$380	$—	$4,334
Accounts receivable, net	77,704	14,657	29,162	—	121,523
Intercompany receivables	—	32,613	19,400	(52,013)	—
Inventories	98,196	16,708	39,567	—	154,471
Deferred income taxes	6,886	2,674	423	—	9,983
Income taxes receivable	—	4,183	2,562	(4,599)	2,146
Other current assets	8,883	1,043	1,906	—	11,832

Total current assets	194,977	72,524	93,400	(56,612)	304,289
Property, plant and equipment, net	89,496	3,433	37,744	—	130,673
Goodwill	194,814	36,429	—	—	231,243
Other intangible assets, net	90,530	10,401	652	—	101,583
Investment in subsidiaries	168,191	86,037	—	(254,228)	—
Other assets	6,801	23	479	—	7,303

Total assets	$744,809	$208,847	$132,275	$(310,840)	$775,091

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$37,872	$13,076	$21,705	$—	$72,653
Intercompany payables	52,013	—	—	(52,013)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	33,327	9,451	7,661	—	50,439
Income taxes payable	4,599	—	—	(4,599)	—

Total current liabilities	132,840	22,527	29,366	(56,612)	128,121
Deferred income taxes	44,233	4,320	2,328	—	50,881
Other liabilities	21,012	13,809	12,376	—	47,197
Long-term debt	253,200	—	2,168	—	255,368
Member’s equity	293,524	168,191	86,037	(254,228)	293,524

Total liabilities and member’ s equity	$744,809	$208,847	$132,275	$(310,840)	$775,091

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 29, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$139,884	$43,819	$54,331	$(37,156)	$200,878
Cost of sales	109,102	42,362	41,957	(37,156)	156,265

Gross profit	30,782	1,457	12,374	—	44,613
Selling, general and administrative expense	36,983	4,129	9,016	—	50,973
Manufacturing restructuring costs	751	—	94	—	845

Income (loss) from operations	(6,952)	(2,672)	3,264	—	(6,360)
Interest expense, net	5,835	(7)	39	—	5,867
Foreign currency loss	—	—	78	—	78

Income (loss) before income taxes	(12,787)	(2,665)	3,147	—	(12,305)
Income taxes (benefit)	(4,756)	(822)	1,026	—	(4,552)

Income (loss) before equity income from subsidiaries	(8,031)	(1,843)	2,121	—	(7,753)
Equity income from subsidiaries	278	2,121	—	(2,399)	—

Net income (loss)	$(7,753)	$278	$2,121	$(2,399)	$(7,753)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 29, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(21,456)	$(366)	$(16,038)	$(37,860)

Investing Activities
Additions to property, plant and equipment	(2,364)	(61)	(1,823)	(4,248)
Proceeds from sale of assets	18	4	—	22

Net cash used in investing activities	(2,346)	(57)	(1,823)	(4,226)

Financing Activities
Net increase in revolving line of credit	27,200	—	2,168	29,368
Dividends	(4,118)	—	—	(4,118)
Intercompany transactions	(2,379)	698	1,681	—

Net cash provided by financing activities	20,703	698	3,849	25,250

Effect of exchange rate changes on cash	—	—	(433)	(433)

Net increase (decrease) in cash	(3,099)	275	(14,445)	(17,269)
Cash at beginning of period	6,407	371	14,825	21,603

Cash at end of period	$3,308	$646	$380	$4,334

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor	Reclassification
	Parent	Subsidiaries	Subsidiary	/Eliminations	Consolidated
Assets
Current assets:

Cash and cash equivalents	$6,407	$371	$14,825	$—	$21,603
Accounts receivable, net	92,314	17,999	28,340	—	138,653
Intercompany receivables	—	33,341	21,052	(54,393)	—
Inventories	85,876	14,083	37,056	—	137,015
Deferred income taxes	6,886	2,674	423	—	9,983
Income taxes receivable	—	3,375	—	(3,375)	—

Other current assets	8,683	878	2,125	—	11,686

Total current assets	200,166	72,721	103,821	(57,768)	318,940
Property, plant and equipment, net	92,920	3,592	37,019	—	133,531
Goodwill	194,814	36,399	—	—	231,213
Other intangible assets, net	91,098	10,559	767	—	102,424
Investment in subsidiaries	170,682	86,692	—	(257,374)	—

Other assets	7,831	—	—	—	7,831

Total assets	$757,511	$209,963	$141,607	$(315,142)	$793,939

Liabilities And Member’s Equity
Current liabilities:

Accounts payable	$42,268	$9,981	$27,833	$—	$80,082
Intercompany payables	54,393	—	—	(54,393)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	43,299	11,476	9,843	—	64,618

Income taxes payable	13,573	—	1,463	(3,375)	11,661

Total current liabilities	158,562	21,457	39,139	(57,768)	161,390
Deferred income taxes	44,126	4,316	2,395	—	50,837
Other liabilities	20,726	13,508	13,381	—	47,615
Long-term debt	226,000	—	—	—	226,000

Member’s equity	308,097	170,682	86,692	(257,374)	308,097

Total liabilities and member’ s equity	$757,511	$209,963	$141,607	$(315,142)	$793,939

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$154,963	$41,366	$52,944	$(31,109)	$218,164
Cost of sales	120,968	39,375	41,214	(31,109)	170,448

Gross profit	33,995	1,991	11,730	—	47,716
Selling, general and administrative expense	37,296	4,413	7,391	—	49,100

Income (loss) from operations	(3,301)	(2,422)	4,339	—	(1,384)
Interest expense, net	6,913	(22)	102	—	6,993
Foreign currency gain	—	—	(6)	—	(6)

Income (loss) before income taxes	(10,214)	(2,400)	4,243	—	(8,371)
Income taxes (benefit)	(3,922)	(1,262)	1,451	—	(3,733)

Income (loss) before equity income from subsidiaries	(6,292)	(1,138)	2,792	—	(4,638)
Equity income from subsidiaries	1,654	2,792	—	(4,446)	—

Net income (loss)	$(4,638)	$1,654	$2,792	$(4,446)	$(4,638)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash used in operating activities	$(11,341)	$(2,702)	$(6,550)	$(20,593)

Investing Activities
Additions to property, plant and equipment	(1,296)	(256)	(241)	(1,793)
Acquisition of supply center	(801)	—	—	(801)

Net cash used in investing activities	(2,097)	(256)	(241)	(2,594)

Financing Activities
Net increase in revolving line of credit	12,000	—	6,737	18,737
Dividends	(3,973)	—	—	(3,973)
Intercompany transactions	1,596	1,319	(2,915)	—

Net cash provided by financing activities	9,623	1,319	3,822	14,764

Effect of exchange rate changes on cash	—	—	(12)	(12)

Net decrease in cash	(3,815)	(1,639)	(2,981)	(8,435)
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$6,199	$53	$328	$6,580

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
     Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by a housing market that has weakened considerably. Beginning in 2006 and continuing through 2008, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and housing appreciation has deteriorated. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in single-family housing starts and announcements from home builders of significant decreases in their orders. Recently, increased delinquencies on sub-prime mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company expects the overall weakness in the U.S housing market to continue throughout 2008 and potentially into 2009. These factors increase the variability of demand for building products in the short-term.
     Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. Over the past several years the Company implemented several price increases on certain of its products in response to the increase in commodity costs, and announced additional price increases in the first quarter of 2008 in response to rising vinyl resin prices. The Company continually monitors market conditions for additional price increases as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
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
Results of Operations
     The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Net sales	$200,878	$218,164

Cost of sales	156,265	170,448

Gross profit	44,613	47,716

Selling, general and administrative expense	50,128	49,100

Manufacturing restructuring costs	845	—

Loss from operations	(6,360)	(1,384)

Interest expense, net	5,867	6,993
Foreign currency (gain) loss	78	(6)

Loss before income taxes	(12,305)	(8,371)
Income tax benefit	(4,552)	(3,733)

Net loss	$(7,753)	$(4,638)

Other Data:
EBITDA (a)	$(785)	$4,048
Adjusted EBITDA (a)	263	4,866
     The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Vinyl windows	$69,688	$74,489
Vinyl siding products	44,134	53,085
Metal products	39,344	41,110
Third party manufactured products	32,933	34,177
Other products and services	14,779	15,303

	$200,878	$218,164

(a)	EBITDA is calculated as net loss plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s credit facility has certain covenants that use ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net loss to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter Ended	Quarter Ended
	March 29, 2008	March 31, 2007
Net loss	$(7,753)	$(4,638)
Interest expense, net	5,867	6,993
Income tax benefit	(4,552)	(3,733)
Depreciation and amortization	5,653	5,426

EBITDA	(785)	4,048
Foreign currency (gains) loss	78	(6)
Separation costs (b)	—	699
Amortization of management fee (c)	125	125
Manufacturing restructuring costs (d)	845	—

Adjusted EBITDA	$263	$4,866

(b)	For the quarter ended March 31, 2007, the amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	During the quarter ended March 29, 2008, the Company committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. For the quarter ended March 29, 2008, the amount represents asset impairment costs and costs incurred to relocate manufacturing equipment.
Quarter Ended March 29, 2008 Compared to Quarter Ended March 31, 2007
     Net sales decreased 7.9% to $200.9 million for the first quarter of 2008 compared to $218.2 million for the same period in 2007 primarily due to decreased unit volumes across all product categories, partially offset by the benefit from the stronger Canadian dollar. During the first quarter of 2008 compared to the same period in 2007, vinyl window unit volumes decreased by 6%, while vinyl siding unit volumes decreased by 21%. The siding unit volume decrease is comprised of a decrease in U.S. vinyl siding unit volumes of 26% and a decrease in Canadian vinyl siding unit volumes of 12%. The Company believes that the U.S. vinyl siding market continues to be impacted by the weakness in the housing market and the economy as a whole, while the decline experienced in the Canadian market during the quarter was primarily weather related. The Company believes vinyl window unit volumes have remained stronger than vinyl siding unit volumes as replacement windows are viewed by consumers as less discretionary due to the high cost of energy, and therefore have been less impacted by the current market conditions.
     Gross profit in the first quarter of 2008 was $44.6 million, or 22.2% of net sales, compared to gross profit of $47.7 million, or 21.9% of net sales, for the same period in 2007. The increase in gross profit as a percentage of net sales was primarily a result of the impact of cost reduction initiatives started in the prior year and the benefit of the stronger Canadian dollar, partially offset by reduced leverage of fixed manufacturing costs due to lower sales volumes and increased freight costs.
     Selling, general and administrative expense increased to $51.0 million, or 25.4% of net sales, for the first quarter of 2008 versus $49.1 million, or 22.5% of net sales, for the same period in 2007. Selling, general and administrative expense for the quarter ended March 31, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer. Excluding these costs, the increase in selling, general and administrative expense was due primarily to the translation impact on Canadian expenses and increased building and truck lease expenses in the Company’s supply center network, partially offset by reduced consulting expenses. The Company incurred a loss from operations of $6.4 million for the first quarter of 2008 compared to a loss from operations of $1.4 million for the same period in 2007.
     In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. During the first quarter of 2008, the Company incurred costs of $0.8 million associated with these restructuring efforts, which was comprised of asset impairment costs and costs incurred to relocate manufacturing equipment. The warehouse that is adjacent to the Ennis, Texas manufacturing facility is currently leased by the Company. The Company expects to record lease costs, net of anticipated sublease income, associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility of approximately $4.0 million during its fiscal 2008 third quarter. In addition, the Company anticipates incurring additional impairment costs related to inventory and fixed assets, moving costs associated with relocating certain production equipment, and other transition related costs of approximately $3.0 million during the remainder of fiscal 2008. The Company anticipates the relocation of the vinyl siding production to be completed by the end of the second quarter and the transition of distribution operations by the end of the third quarter. The Company expects these restructuring efforts to reduce its manufacturing and freight costs and improve its customer service levels.
     Interest expense decreased $1.1 million for the first quarter of 2008 compared to the same period in 2007. The decrease in interest expense was primarily due to lower overall borrowings on the term loan and lower interest rates under the credit facility.
     The income tax provision for the first quarter of 2008 reflects an effective income tax rate of 37.0%, compared to an effective income tax rate of 44.6% for the same period in 2007. The decrease in the effective income tax rate in 2008 is primarily due to an improved ability to utilize foreign tax credits to offset the taxes due on earnings from the Company’s Canadian subsidiary and a reduction in Canadian corporate tax rates.
     The Company reported a net loss of $7.8 million for the quarter ended March 29, 2008 compared to a net loss of $4.6 million for the same period in 2007.
     EBITDA for the first quarter of 2008 was a loss of $0.8 million compared to EBITDA of $4.0 million for the same period in 2007. Adjusted EBITDA for the first quarter of 2008 was $0.3 million compared to adjusted EBITDA of $4.9 million for the same period in 2007. Adjusted EBITDA for the first quarter of 2008 excludes manufacturing restructuring costs of $0.8 million, amortization related to prepaid management fees of $0.1 million, and foreign currency losses of $0.1 million. Adjusted EBITDA for the first quarter of 2007 excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer and amortization related to prepaid management fees of $0.1 million.
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
Liquidity and Capital Resources
     The following sets forth a summary of the Company’s cash flows for the quarters ended March 29, 2008 and March 31, 2007 (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 29,	March 31,
	2008	2007
Cash used in operating activities	$(37,860)	$(20,593)
Cash used in investing activities	(4,226)	(2,594)
Cash provided by financing activities	25,250	14,764
Cash Flows
     At March 29, 2008, the Company had cash and cash equivalents of $4.3 million and available borrowing capacity of approximately $53.4 million under the revolving portion of its credit facility. Outstanding letters of credit as of March 29, 2008 totaled $7.2 million securing various insurance letters of credit.
     Net cash used in operating activities was $37.9 million for the quarter ended March 29, 2008 compared to net cash used in operating activities of $20.6 million for the same period in 2007. The factors typically impacting cash flows from operating activities during the first three months of the year include the Company’s operating results, the seasonal increase of inventory levels, and use of cash related to payments for accrued liabilities including payments of EBITDA-based incentive compensation and customer sales incentives. Accounts receivable was a source of cash of $16.0 million for the quarter ended March 29, 2008 compared to $4.6 million for the same period in 2007 resulting in a net increase in cash flows of $11.4 million, which was primarily due to the decline in first quarter sales in 2008 as compared to the same period in 2007. Inventories increased $19.1 million during the quarter ended March 29, 2008 compared to a $12.3 million increase during the same period in 2007. The inventory growth for the quarter ended March 29, 2008 was due to the increase in inventory levels as part of the transition to the new third party distribution center and increasing commodity prices. Accounts payable and accrued liabilities were a use of cash of $20.2 million for the quarter ended March 29, 2008 compared to $6.1 million for the same period in 2007, resulting in a net decrease in cash flows of $14.0 million, which was primarily due to the timing of payments and inventory purchases during the first quarter of 2008. Cash flows used in operating activities for the quarter ended March 29, 2008 includes income tax payments of $9.3 million, while net cash used in operating activities for the same period in 2007 reflects $5.4 million of income tax payments.

Cash Flows from Investing Activities
     During the quarter ended March 29, 2008, net cash used in investing activities included capital expenditures of $4.2 million. Capital expenditures in 2008 were primarily to expand capacity at the Company’s Burlington and West Salem manufacturing facilities and improve capabilities at its window facilities. During the quarter ended March 31, 2007, net cash used in investing activities included capital expenditures of $1.8 million and cash paid to acquire a supply center of $0.8 million. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. The Company estimates total capital expenditures for 2008 to be in the range of $12 million to $15 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the quarter ended March 29, 2008 includes borrowings on the revolving loan portion of the Company’s credit facility of $29.4 million, partially offset by dividend payments of $4.1 million. Net cash provided by financing activities for the quarter ended March 31, 2007 includes borrowings on the revolving loan portion of the Company’s credit facility of $18.7 million, partially offset by dividend payments of $4.0 million. The dividends in 2008 and 2007 were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
Description of the Company’s Outstanding Indebtedness
     The Company entered into a second amended and restated credit facility dated December 22, 2004 which included a term loan facility of $175 million and a revolving facility of $80 million of available borrowings including a $20 million Canadian subfacility. The term loan facility is due in August 2010 and the revolving credit facility expires in April 2009. Under the term loan facility, the Company is required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the principal repayments made in 2005. Also, on an annual basis, beginning with 2005, the Company is required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. The Company will be required to make quarterly payments of the unamortized principal in the final year of the loan. The Company will record as a current liability those principal payments, if any, that are estimated to be due within twelve months under the excess cash flow provision of the credit facility when the likelihood of those payments becomes probable. As of March 29, 2008, no principal payments were required to be made within the next twelve months under the excess cash flow provision of the credit facility. The Company had $29.4 million of borrowings outstanding on the revolving loan portion of its credit facility as of March 29, 2008.
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
     The credit facility and the indenture governing the 9 3/4% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility the Company is required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. If the Company is not in compliance with these certain financial ratio covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facility lenders could cause repayment of the credit facility to be accelerated, in which case amounts outstanding under the credit facility would become immediately due and payable. In addition, the 9 3/4% notes would become due and payable upon an acceleration of the Company’s credit facility. The Company was in compliance with its covenants as of March 29, 2008.
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
     In March 2004, the Company’s indirect parent company, AMH, issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of March 29, 2008 was approximately $403.5 million.
     In December 2004, the Company’s indirect parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The notes accrue interest at 13 5/8% payable semi-annually on July 30 and January 30. Through January 30, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”). The accreted value of the 13 5/8% notes as of March 29, 2008 was approximately $84.4 million.
     Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making payments to AMH II. Delaware law may also restrict the Company’s ability to make certain distributions. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the 13 5/8% notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $743.3 million as of March 29, 2008.
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
Effects of Inflation
     The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities have increased significantly over the past several years as a result of strong overall consumption and higher energy costs. Vinyl resin prices as published by the Chemical Data Index during the first quarter of 2008 were approximately 37% higher on average than during the same period in 2007 and 5% higher than the fourth quarter of 2007. Further, vinyl resin prices are forecasted to continue to rise during 2008. London Metal Exchange pricing for aluminum has also experienced significant price changes. Aluminum costs during the first quarter of 2008 were approximately

2% lower on average than during the same period in 2007 but 12% higher than the fourth quarter of 2007, with prices expected to remain volatile in 2008. The Company implemented several price increases over the past several years on certain of its products in response to the increase in commodity costs, and announced additional price increases in the first quarter of 2008 in response to rising vinyl resin prices. The Company continues to monitor the cost of raw materials and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At March 29, 2008, the Company had no raw material hedge contracts in place.
Certain Forward-Looking Statements
     All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in the credit facility and indenture governing its indebtedness;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 29, 2007 and elsewhere in this report.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company has outstanding borrowings under the term loan portion of its credit facility and may borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the credit facility is based on LIBOR. At March 29, 2008, the Company had borrowings of $61.0 million under the term loan and $29.4 million under the revolver. The effect of a 1.0% increase or decrease in interest rates would increase or decrease total interest expense for the quarter ended March 29, 2008 by approximately $0.2 million.
     The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
     The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At March 29, 2008, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at March 29, 2008.
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
Changes in Internal Control over Financial Reporting
     During the quarter ended March 29, 2008, the Company completed an implementation of a new accounting software application covering its Gentek subsidiaries which has materially changed its internal control over financial reporting. There have been no other changes to the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits
a) Exhibits

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

ASSOCIATED MATERIALS, LLC (Registrant)
Date: May 13, 2008	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Cynthia L. Sobe
Cynthia L. Sobe
Vice President – Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)