Form 10-Q
period 2008-09-27
ASSOCIATED MATERIALS, LLC
filed 2008-11-12
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Registrant’s Telephone Number, Including Area Code (330) 929-1811

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2008, all of the Registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED SEPTEMBER 27, 2008

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 27, 2008 (Unaudited) and December 29, 2007	1

Consolidated Statements of Operations (Unaudited) Quarters ended September 27, 2008 and September 29, 2007 Nine months ended September 27, 2008 and September 29, 2007	2

Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 27, 2008 and September 29, 2007	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6. Exhibits	29

SIGNATURES	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	September 27,	December 29,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$11,969	$21,603
Accounts receivable, net	183,016	138,653
Inventories	168,154	137,015
Deferred income taxes	9,983	9,983
Other current assets	9,943	11,686

Total current assets	383,065	318,940

Property, plant and equipment, net	123,984	133,531
Goodwill	231,251	231,213
Other intangible assets, net	99,968	102,424
Other assets	5,944	7,831

Total assets	$844,212	$793,939

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$120,007	$80,082
Payable to parent	5,029	5,029
Accrued liabilities	73,500	64,618
Income taxes payable	8,212	11,661

Total current liabilities	206,748	161,390

Deferred income taxes	50,940	50,837
Other liabilities	44,214	47,615
Long-term debt	226,000	226,000
Member’s equity	316,310	308,097

Total liabilities and member’s equity	$844,212	$793,939

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$342,678	$349,603	$858,368	$905,718

Cost of sales	256,092	258,046	648,177	675,379

Gross profit	86,586	91,557	210,191	230,339

Selling, general and administrative expense	55,898	53,128	158,888	155,472

Manufacturing restructuring costs	—	—	1,783	—

Income from operations	30,688	38,429	49,520	74,867

Interest expense, net	5,594	7,306	17,376	21,615

Foreign currency (gain) loss	238	(116)	328	(216)

Income before income taxes	24,856	31,239	31,816	53,468

Income taxes	9,366	13,840	12,038	23,688

Net income	$15,490	$17,399	$19,778	$29,780

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 27,	September 29,
	2008	2007
Operating Activities
Net income	$19,778	$29,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,119	16,371
Amortization of deferred financing costs	1,571	2,517
Amortization of management fee	375	375
Non-cash portion of manufacturing restructuring costs	1,577	—
Loss on sale or disposal of assets other than by sale	1,967	347
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable, net	(45,894)	(38,819)
Inventories	(34,116)	(12,860)
Accounts payable and accrued liabilities	50,410	34,253
Income taxes	(3,503)	11,827
Other	(277)	(700)

Net cash provided by operating activities	9,007	43,091

Investing Activities
Additions to property, plant and equipment	(9,774)	(7,297)
Acquisition of supply center	—	(801)
Proceeds from sale of assets	25	—

Net cash used in investing activities	(9,749)	(8,098)

Financing Activities
Repayments of term loan	—	(29,000)
Dividends	(8,311)	(8,018)

Net cash used in financing activities	(8,311)	(37,018)

Effect of exchange rate changes on cash	(581)	619

Net decrease in cash	(9,634)	(1,406)
Cash at beginning of period	21,603	15,015

Cash at end of period	$11,969	$13,609

Supplemental information:
Cash paid for interest	$11,536	$15,231

Cash paid for income taxes	$15,541	$11,699

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 27, 2008
(Unaudited)
Note 1 — Basis of Presentation
Associated Materials, LLC (the “Company”) is a wholly owned subsidiary of Associated Materials Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of AMH Holdings, LLC (“AMH”). AMH is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”), which is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company.
The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the three and nine months ended September 27, 2008 and September 29, 2007. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2007. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 29, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The adoption of the effective portions of this standard in 2008 did not have a material effect on the Company’s consolidated financial statements.
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

Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 27,	December 29,
	2008	2007

Raw materials	$30,437	$31,886
Work-in-process	14,718	10,075
Finished goods and purchased stock	122,999	95,054

	$168,154	$137,015

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.2 million as of both September 27, 2008 and December 29, 2007 consists of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	September 27, 2008			December 29, 2007
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value

Trademarks and trade names	15	$108,080	$11,711	$96,369	$108,080	$10,283	$97,797
Patents	10	6,230	4,005	2,225	6,230	3,540	2,690
Customer base and other	7	5,177	3,803	1,374	5,298	3,361	1,937

Total other intangible assets		$119,487	$19,519	$99,968	$119,608	$17,184	$102,424

The Company has determined that trademarks and trade names totaling $80.0 million (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended September 27, 2008 and September 29, 2007 and approximately $2.4 million of each of the nine month periods ended September 27, 2008 and September 29, 2007.
Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 27,	December 29,
	2008	2007
9 3/4% notes	$165,000	$165,000
Term loan under credit facility	61,000	61,000

Total long-term debt	$226,000	$226,000

On October 3, 2008, the Company entered into a new senior secured asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities, LLC as joint lead arrangers, the lenders party thereto and Wachovia Bank, N.A., as agent (the “ABL Facility”). The ABL facility replaces the Company’s then existing term loan and revolving credit facility. Refer to Note 12 for further details relating to the ABL Facility. Borrowings outstanding as of September 27, 2008 were incurred under the Company’s then existing credit facility. There were no borrowings outstanding under the Company’s revolving credit facility as of September 27, 2008.

The credit facility contained, and the indenture governing the 9 3/4% notes contains restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility, the Company was required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of September 27, 2008.
In March 2004, the Company’s indirect parent company, AMH, issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. The accreted value of the 11 1/4% notes as of September 27, 2008 was approximately $426.2 million. In December 2004, the Company’s indirect parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The accreted value of the 13 5/8% notes as of September 27, 2008 was approximately $85.9 million. Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations on the 11 1/4% notes and the 13 5/8% notes. An acceleration of the credit facility and the 9 3/4% notes as a result of a future default would have a material adverse effect on the Company’s ability to make such distributions, payments or loans to its direct and indirect parent companies. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $738.1 million as of September 27, 2008.
Note 5 — Income Taxes
As of September 27, 2008, the Company had no unrecognized tax benefits. For the three and nine months ended September 27, 2008, the gross decrease in unrecognized tax benefits which relate to the current year is $0.5 million. This reduction was a result of the resolution of its federal and certain state income tax return audits.
Note 6 — Comprehensive Income
Comprehensive income differs from net income due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income as reported	$15,490	$17,399	$19,778	$29,780
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	180	145	456	431
Foreign currency translation adjustments	(1,595)	5,274	(3,708)	10,478

Comprehensive income	$14,075	$22,818	$16,526	$40,689

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

	Quarter		Quarter
	Ended		Ended
	September 27,		September 29,
	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$134	$565	$117	$560
Interest cost	747	820	739	720
Expected return on assets	(875)	(959)	(827)	(856)
Amortization of prior service costs	7	8	7	8
Amortization of unrecognized net loss	150	27	126	5

Net periodic pension cost	$163	$461	$162	$437

	Nine Months		Nine Months
	Ended		Ended
	September 27,		September 29,
	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$402	$1,659	$389	$1,591
Interest cost	2,241	2,406	2,176	2,046
Expected return on assets	(2,625)	(2,814)	(2,491)	(2,430)
Amortization of prior service costs	21	24	7	22
Amortization of unrecognized net loss	450	79	478	14

Net periodic pension cost	$489	$1,354	$559	$1,243

Note 8 — Business Segments
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Vinyl windows	$108,551	$113,831	$282,174	$301,604
Vinyl siding products	82,044	85,942	196,493	220,990
Metal products	65,723	66,682	166,856	171,523
Third party manufactured products	65,366	61,275	156,486	152,914
Other products and services	20,994	21,873	56,359	58,687

	$342,678	$349,603	$858,368	$905,718

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
A reconciliation of warranty reserve activity is as follows for the three and nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Balance at the beginning of the period	$29,933	$26,354	$28,684	$25,035
Provision for warranties issued	2,407	4,089	6,998	9,534
Claims paid	(1,778)	(3,322)	(5,120)	(7,448)

Balance at the end of the period	$30,562	$27,121	$30,562	$27,121

Note 10 — Manufacturing Restructuring Costs
In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a third party distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. The Company incurred costs of $1.8 million for the nine months ended September 27, 2008 associated with these restructuring efforts, which was comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold during the second quarter of 2008. The warehouse that is adjacent to the Ennis, Texas manufacturing facility is currently leased by the Company. The Company expects to record lease costs, net of anticipated sublease income, associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility of approximately $4 million during the fourth quarter of fiscal 2008. During the third quarter of 2008, the Company decided to terminate its agreement with the third party provider operating the distribution center in Ashtabula, Ohio, and effective September 29, 2008, the Company assumed management of the distribution operation in Ashtabula, Ohio. In addition, the Company has entered into a 15-month renewable agreement to lease the facility.
Note 11 — Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,851	$289	$5,829	$—	$11,969
Accounts receivable, net	113,759	22,886	46,371	—	183,016
Intercompany receivables	—	28,551	30,450	(59,001)	—
Inventories	106,799	19,052	42,303	—	168,154
Deferred income taxes	6,886	2,674	423	—	9,983
Income taxes receivable	—	1,318	6	(1,324)	—
Other current assets	7,266	1,089	1,588	—	9,943

Total current assets	240,561	75,859	126,970	(60,325)	383,065
Property, plant and equipment, net	83,438	3,060	37,486	—	123,984
Goodwill	194,814	36,437	—	—	231,251
Other intangible assets, net	89,395	10,096	477	—	99,968
Investment in subsidiaries	181,014	102,488	—	(283,502)	—
Other assets	5,488	23	433	—	5,944

Total assets	$794,710	$227,963	$165,366	$(343,827)	$844,212

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$64,701	$17,655	$37,651	$—	$120,007
Intercompany payables	59,001	—	—	(59,001)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	50,559	10,957	11,984	—	73,500
Income taxes payable	9,536	—	—	(1,324)	8,212

Total current liabilities	188,826	28,612	49,635	(60,325)	206,748
Deferred income taxes	44,282	4,330	2,328	—	50,940
Other liabilities	19,292	14,007	10,915	—	44,214
Long-term debt	226,000	—	—	—	226,000
Member’s equity	316,310	181,014	102,488	(283,502)	316,310

Total liabilities and member’s equity	$794,710	$227,963	$165,366	$(343,827)	$844,212

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 27, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$235,903	$67,664	$102,362	$(63,251)	$342,678

Cost of sales	174,783	66,023	78,537	(63,251)	256,092

Gross profit	61,120	1,641	23,825	—	86,586

Selling, general and administrative expense	42,423	3,130	10,345	—	55,898

Income (loss) from operations	18,697	(1,489)	13,480	—	30,688

Interest expense (income), net	5,543	(2)	53	—	5,594

Foreign currency loss	—	—	238	—	238

Income (loss) before income taxes	13,154	(1,487)	13,189	—	24,856

Income taxes	3,841	1,948	3,577	—	9,366

Income (loss) before equity income from subsidiaries	9,313	(3,435)	9,612	—	15,490

Equity income from subsidiaries	6,177	9,612	—	(15,789)	—

Net income	$15,490	$6,177	$9,612	$(15,789)	$15,490

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 27, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$588,866	$168,697	$249,529	$(148,724)	$858,368

Cost of sales	443,729	163,957	189,215	(148,724)	648,177

Gross profit	145,137	4,740	60,314	—	210,191

Selling, general and administrative expense	119,206	8,079	31,603	—	158,888

Manufacturing restructuring costs	1,136	—	647	—	1,783

Income (loss) from operations	24,795	(3,339)	28,064	—	49,520

Interest expense (income), net	17,185	(12)	203	—	17,376

Foreign currency loss	—	—	328	—	328

Income (loss) before income taxes	7,610	(3,327)	27,533	—	31,816

Income taxes	1,778	2,007	8,253	—	12,038

Income (loss) before equity income from subsidiaries	5,832	(5,334)	19,280	—	19,778

Equity income from subsidiaries	13,946	19,280	—	(33,226)	—

Net income	$19,778	$13,946	$19,280	$(33,226)	$19,778

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 27, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$8,877	$(4,573)	$4,703	$9,007

Investing Activities
Additions to property, plant and equipment	(5,747)	(115)	(3,912)	(9,774)
Proceeds from sale of assets	20	5	—	25

Net cash used in investing activities	(5,727)	(110)	(3,912)	(9,749)

Financing Activities
Dividends	(8,311)	—	—	(8,311)
Intercompany transactions	4,605	4,601	(9,206)	—

Net cash provided by (used in) financing activities	(3,706)	4,601	(9,206)	(8,311)

Effect of exchange rate changes on cash	—	—	(581)	(581)

Net decrease in cash	(556)	(82)	(8,996)	(9,634)
Cash at beginning of period	6,407	371	14,825	21,603

Cash at end of period	$5,851	$289	$5,829	$11,969

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$239,182	$63,726	$98,005	$(51,310)	$349,603

Cost of sales	175,169	60,818	73,369	(51,310)	258,046

Gross profit	64,013	2,908	24,636	—	91,557

Selling, general and administrative expense	39,441	4,612	9,075	—	53,128

Income (loss) from operations	24,572	(1,704)	15,561	—	38,429

Interest expense (income), net	7,286	(18)	38	—	7,306

Foreign currency gain	—	—	(116)	—	(116)

Income (loss) before income taxes	17,286	(1,686)	15,639	—	31,239

Income taxes	6,868	1,623	5,349	—	13,840

Income (loss) before equity income from subsidiaries	10,418	(3,309)	10,290	—	17,399

Equity income from subsidiaries	6,981	10,290	—	(17,271)	—

Net income	$17,399	$6,981	$10,290	$(17,271)	$17,399

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$629,913	$168,436	$239,016	$(131,647)	$905,718

Cost of sales	465,461	160,686	180,879	(131,647)	675,379

Gross profit	164,452	7,750	58,137	—	230,339

Selling, general and administrative expense	116,953	13,583	24,936	—	155,472

Income (loss) from operations	47,499	(5,833)	33,201	—	74,867

Interest expense (income), net	21,318	(50)	347	—	21,615

Foreign currency gain	—	—	(216)	—	(216)

Income (loss) before income taxes	26,181	(5,783)	33,070	—	53,468

Income taxes	10,205	2,173	11,310	—	23,688

Income (loss) before equity income from subsidiaries	15,976	(7,956)	21,760	—	29,780

Equity income from subsidiaries	13,804	21,760	—	(35,564)	—

Net income	$29,780	$13,804	$21,760	$(35,564)	$29,780

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$27,968	$(7,255)	$22,378	$43,091

Investing Activities
Additions to property, plant and equipment	(5,146)	(879)	(1,272)	(7,297)
Acquisition of supply center	(801)	—	—	(801)

Net cash used in investing activities	(5,947)	(879)	(1,272)	(8,098)

Financing Activities
Repayments of term loan	(29,000)	—	—	(29,000)
Dividends	(8,018)	—	—	(8,018)
Intercompany transactions	13,398	7,215	(20,613)	—

Net cash provided by (used in) financing activities	(23,620)	7,215	(20,613)	(37,018)

Effect of exchange rate changes on cash	—	—	619	619

Net increase (decrease) in cash	(1,599)	(919)	1,112	(1,406)
Cash at beginning of period	10,014	1,692	3,309	15,015

Cash at end of period	$8,415	$773	$4,421	$13,609

Note 12 — Subsequent Event
On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into a new asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party thereto (the “ABL Facility”). The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225 million, comprising a $165 million U.S. facility and a $60 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. The ABL Facility replaced the Company’s then existing credit facility, which included a term loan and revolver. The initial draw on the new facility at closing was $65.9 million, which included repayment of the Company’s bank term loan of $61 million and $4.9 million of costs associated with the new ABL Facility.
The interest rate applicable from time to time to outstanding loans under the ABL Facility will be, at the Company’s option, equal to either a U.S. or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75% depending on the Company’s quarterly average “excess availability” or a London Interbank Offered Rate for specified periods as elected by the Company, plus an applicable margin ranging from 2.50% to 3.50% depending on the Company’s “excess availability.” The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on October 3, 2013, except in the event the Company’s obligations under its 9 3/4% notes due 2012 remain outstanding as of the date six months prior to their stated maturity, in which case the ABL Facility will be due and payable on such date.
The ABL Facility contains various representations and warranties and various affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. Events of default under the ABL Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control.

The ABL Facility does not require the Company to comply with any financial maintenance covenant, unless it has less than $28.1 million of aggregate “excess availability” at any time (or less than $20.6 million of “excess availability” under the U.S. facility or less than $7.5 million of “excess availability” under the Canadian facility), during the continuance of which event the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1.
All obligations of the borrowers under the ABL Facility are jointly and severally guaranteed by Holdings and by all of the Company’s direct and indirect wholly owned domestic subsidiaries. These obligations and guarantees are secured (i) by a pledge of the Company’s capital stock, the capital stock of the Company’s domestic subsidiaries and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries, and (ii) by a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the Company and the guarantors. Any future wholly owned domestic subsidiaries will be required to guarantee these obligations under the ABL Facility and to secure such guarantee with substantially all of their owned real and personal assets (tangible and intangible).
In addition, all obligations of Gentek Building Products Limited under the ABL Facility are jointly and severally guaranteed by the Gentek Building Products Limited’s wholly owned Canadian subsidiaries. These obligations are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek Building Products Limited and its wholly owned Canadian subsidiaries. Any future wholly-owned Canadian subsidiaries will be required to guarantee these obligations and to secure such guarantee with substantially all of their owned real and personal assets (tangible and intangible).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. During 2007, vinyl windows comprised approximately 35%, vinyl siding comprised approximately 24%, metal products, which includes aluminum and steel products, comprised approximately 18%, and third party manufactured products comprised approximately 17% of the Company’s total net sales. These products are marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home repair and remodeling and new home construction principally through the Company’s North American network of 124 supply centers. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation continues to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which bodes well for the demand for the Company’s products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the sharp decline in the U.S. housing market. Beginning in 2006 and continuing through 2008, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, and home values have declined. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company expects the overall weakness in the U.S. housing market to continue throughout 2008 and potentially into 2009. These factors increase the variability of demand for building products in the short-term.
Due to the high price of oil and natural gas, strong overall consumption of raw materials and speculation in the commodities markets, the Company, along with the entire building products industry, has experienced significant inflation in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. Over the past several years, the Company implemented several price increases on certain products in response to the increase in commodity costs, including price increases announced during 2008. The Company continually monitors market conditions for additional price increases as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in its income before income taxes. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales, whereas, the Company includes the operating costs of its supply centers in selling, general and administrative expenses.
Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs, during the periods of reduced sales and net cash flows from operations, the Company typically makes borrowings under the revolving loan portion of its credit facility and repays such borrowings in periods of higher cash flow. The Company typically generates the majority of its cash flow in the third and fourth quarters.

The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company continually analyzes new and existing markets for the selection of new supply center locations. The Company opened one new supply center in 2008.
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$342,678	$349,603	$858,368	$905,718

Cost of sales	256,092	258,046	648,177	675,379

Gross profit	86,586	91,557	210,191	230,339

Selling, general and administrative expense	55,898	53,128	158,888	155,472

Manufacturing restructuring costs	—	—	1,783	—

Income from operations	30,688	38,429	49,520	74,867

Interest expense, net	5,594	7,306	17,376	21,615
Foreign currency (gain) loss	238	(116)	328	(216)

Income before income taxes	24,856	31,239	31,816	53,468
Income taxes	9,366	13,840	12,038	23,688

Net income	$15,490	$17,399	$19,778	$29,780

Other Data:
EBITDA (a)	$36,171	$44,024	$66,311	$91,454
Adjusted EBITDA (a)	36,534	44,033	71,460	93,480
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Vinyl windows	$108,551	$113,831	$282,174	$301,604
Vinyl siding products	82,044	85,942	196,493	220,990
Metal products	65,723	66,682	166,856	171,523
Third party manufactured products	65,366	61,275	156,486	152,914
Other products and services	20,994	21,873	56,359	58,687

	$342,678	$349,603	$858,368	$905,718

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as alternatives to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity. The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net income	$15,490	$17,399	$19,778	$29,780
Interest expense, net	5,594	7,306	17,376	21,615
Income taxes	9,366	13,840	12,038	23,688
Depreciation and amortization	5,721	5,479	17,119	16,371

EBITDA	36,171	44,024	66,311	91,454
Foreign currency (gain) loss	238	(116)	328	(216)
Separation costs (b)	—	—	—	699
Amortization of management fee (c)	125	125	375	375
Transaction costs (d)	—	—	—	1,168
Manufacturing restructuring costs (e)	—	—	2,642	—
Loss upon disposal of assets other than by sale (f)	—	—	1,804	—

Adjusted EBITDA	$36,534	$44,033	$71,460	$93,480

(b)	Represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company.

(c)	Represents amortization of a prepaid management fee of $6 million paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction. The Company is expensing the prepaid management fee based on the services provided over the life of the agreement, as defined in the Management Advisory Agreement with Investcorp International Inc. In accordance with the Management Advisory Agreement, the Company recorded $4 million as expense for the year ended December 31, 2005, with the remaining unamortized amount to be expensed equally over the remaining four-year term of the agreement.

(d)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(e)	During 2008, the Company committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility and began using a distribution center located in Ashtabula, Ohio. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. For the nine months ended September 27, 2008, the amount represents asset impairment costs, inventory markdown costs, and costs incurred to relocate manufacturing equipment. Inventory markdown costs of $0.9 million are included in cost of sales in the statement of operations.

(f)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the second quarter of 2008. The amount recorded represents the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.
Quarter Ended September 27, 2008 Compared to Quarter Ended September 29, 2007
Net sales decreased 2.0% to $342.7 million for the third quarter of 2008 compared to $349.6 million for the same period in 2007 primarily due to decreased unit volumes in the Company’s vinyl siding and vinyl window operations, partially offset by price increases implemented throughout 2008. During the third quarter of 2008 compared to the same period in 2007, vinyl window unit volumes decreased by 5%, while vinyl siding unit volumes decreased by 12%. The siding unit volume decrease is comprised of a decrease in U.S. vinyl siding unit volumes of 15%, while Canadian vinyl siding units were flat for the quarter. The Company believes that the U.S. vinyl siding market continues to be impacted by the weakness in the housing market and the economy as a whole. The Company believes vinyl window unit volumes have remained stronger than vinyl siding unit volumes as replacement windows are viewed by consumers as less discretionary due to the high cost of energy, and therefore, have been less impacted by the current market conditions.

Gross profit in the third quarter of 2008 was $86.6 million, or 25.3% of net sales, compared to gross profit of $91.6 million, or 26.2% of net sales, for the same period in 2007. The decrease in gross profit as a percentage of net sales was primarily a result of reduced leverage of manufacturing costs due to lower sales volumes and increased freight costs, partially offset by the impact of cost reduction initiatives.
Selling, general and administrative expense was $55.9 million, or 16.3% of net sales, for the third quarter of 2008 versus $53.1 million, or 15.2% of net sales, for the same period in 2007. The increase in selling, general and administrative expense was due primarily to increased bad debt expense as a result of current economic conditions.
Interest expense decreased $1.7 million for the third quarter of 2008 compared to the same period in 2007. The decrease in interest expense was primarily due to lower overall borrowings and lower interest rates under the credit facility.
The income tax provision for the third quarter of 2008 reflects an effective income tax rate of 37.7%, compared to an effective income tax rate of 44.3% for the same period in 2007. The decrease in the effective income tax rate in 2008 was primarily due to an improved ability to utilize foreign tax credits to offset taxes due on earnings from the Company’s Canadian subsidiary and a reduction in Canadian corporate tax rates, coupled with a higher percentage of Canadian income.
The Company reported net income of $15.5 million for the quarter ended September 27, 2008 compared to $17.4 million for the same period in 2007.
EBITDA for the third quarter of 2008 was $36.2 million compared to EBITDA of $44.0 million for the same period in 2007. Adjusted EBITDA for the third quarter of 2008 was $36.5 million compared to adjusted EBITDA of $44.0 million for the same period in 2007. Adjusted EBITDA for the third quarter of 2008 excludes foreign currency losses of $0.2 million and amortization related to prepaid management fees of $0.1 million. Adjusted EBITDA for the third quarter of 2007 excludes amortization related to prepaid management fees of $0.1 million and foreign currency gains of $0.1 million.
Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007
Net sales decreased 5.2% to $858.4 million for the nine months ended September 27, 2008 compared to $905.7 million for the same period in 2007 due to decreased unit volumes, principally in vinyl siding and vinyl windows, partially offset by the benefit from the stronger Canadian dollar during the first half of 2008. During the nine months ended September 27, 2008 compared to the same period in 2007, vinyl window unit volumes decreased by 6%, while vinyl siding unit volumes decreased by 17%. The siding unit volume decrease is comprised of a decrease in U.S. vinyl siding unit volumes of 22% and a decrease in Canadian vinyl siding unit volumes of 4%.
Gross profit for the nine months ended September 27, 2008 was $210.2 million, or 24.5% of net sales, compared to gross profit of $230.3 million, or 25.4% of net sales, for the same period in 2007. The decrease in gross profit as a percentage of net sales was primarily a result of reduced leverage of manufacturing costs due to lower sales volumes and increased freight costs, partially offset by the impact of cost reduction initiatives and the benefit of the stronger Canadian dollar during the first half of 2008.
Selling, general and administrative expense increased to $158.9 million, or 18.5% of net sales, for the nine months ended September 27, 2008 versus $155.5 million, or 17.2% of net sales, for the same period in 2007. Selling, general and administrative expense for the nine months ended September 27, 2008 includes a loss upon the disposal of assets other than by sale of $1.8 million, while selling, general and administrative expense the nine months ended September 29, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer and $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target. Excluding these items, selling, general and administrative expense for the nine months ended September 27, 2008 increased $3.5 million compared to the same period in 2007. The increase in selling, general and administrative expense was due primarily to increased bad debt expense, the translation impact on Canadian expenses, and increased building and truck lease expenses and product delivery costs in the Company’s supply center network, partially offset by reduced consulting expenses and decreases in EBITDA-based incentive compensation programs.

In the first quarter of 2008, the Company committed to a plan to discontinue use of the warehouse facility adjacent to its Ennis, Texas vinyl siding manufacturing facility and began using a distribution center located in Ashtabula, Ohio to distribute its vinyl siding and certain other products to the majority of its domestic supply centers and to certain independent distributors. In addition, the Company committed to relocating certain vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. During the nine months ended September 27, 2008, the Company incurred expense of $1.8 million associated with these restructuring efforts, which was comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold during the second quarter of 2008. The warehouse that is adjacent to the Ennis, Texas manufacturing facility is currently leased by the Company. The Company expects to record lease costs, net of anticipated sublease income, associated with the discontinued use of the warehouse adjacent to the Ennis, Texas vinyl manufacturing facility of approximately $4 million during the fourth quarter of fiscal 2008. During the third quarter of 2008, the Company decided to terminate its agreement with the third party provider operating the distribution center in Ashtabula, Ohio, and effective September 29, 2008, the Company assumed management of the distribution operation in Ashtabula, Ohio. In addition, the Company has entered into a 15-month renewable agreement to lease the facility.
Interest expense decreased $4.2 million for the nine months ended September 27, 2008 compared to the same period in 2007. The decrease in interest expense was primarily due to lower overall borrowings and lower interest rates under the credit facility.
The income tax provision for the nine months ended September 27, 2008 reflects an effective income tax rate of 37.8%, compared to an effective income tax rate of 44.3% for the same period in 2007. The decrease in the effective income tax rate in 2008 was primarily due to an improved ability to utilize foreign tax credits to offset taxes due on earnings from the Company’s Canadian subsidiary and a reduction in Canadian corporate tax rates, coupled with a higher percentage of Canadian income.
The Company reported net income of $19.8 million for the nine months ended September 27, 2008 compared to $29.8 million for the same period in 2007.
EBITDA for the nine months ended September 27, 2008 was $66.3 million compared to EBITDA of $91.5 million for the same period in 2007. Adjusted EBITDA for the nine months ended September 27, 2008 was $71.5 million compared to adjusted EBITDA of $93.5 million for the same period in 2007. Adjusted EBITDA for the nine months ended September 27, 2008 excludes manufacturing restructuring costs of $2.6 million, loss upon the disposal of assets other than by sale of $1.8 million, amortization related to prepaid management fees of $0.4 million, and foreign currency losses of $0.3 million. Adjusted EBITDA for the nine months ended September 29, 2007 excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $0.4 million of amortization related to prepaid management fees and foreign currency gains of $0.2 million.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The adoption of the effective portions of this standard in 2008 did not have a material effect on the Company’s consolidated financial statements.
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

Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	September 27,	September 29,
	2008	2007
Cash provided by operating activities	$9,007	$43,091
Cash used in investing activities	(9,749)	(8,098)
Cash used in financing activities	(8,311)	(37,018)
Cash Flows
At September 27, 2008, the Company had cash and cash equivalents of $12.0 million and available borrowing capacity of approximately $83.3 million under the revolving portion of the Company’s then existing credit facility. Outstanding letters of credit as of September 27, 2008 totaled $6.7 million securing various insurance letters of credit. As discussed below under “Subsequent Event”, on October 3, 2008, the Company entered into a new asset-based credit facility, which replaced the Company’s existing term loan and revolving credit facility.
Cash Flows from Operating Activities
Net cash provided by operating activities was $9.0 million for the nine months ended September 27, 2008 compared to net cash provided by operating activities of $43.1 million for the same period in 2007. The factors typically impacting cash flows from operating activities during the first nine months of the year include the Company’s operating results, the seasonal increase of inventory levels and growth in accounts payable related to inventory purchases, and use of cash related to payments for accrued liabilities including payments of EBITDA-based incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $45.9 million for the nine months ended September 27, 2008 compared to $38.8 million for the same period in 2007, resulting in a net decrease in cash flows of $7.1 million, which was primarily due to slower collections during the first nine months of 2008 as compared to the same period in 2007. Inventories increased $34.1 million during the nine months ended September 27, 2008 compared to a $12.9 million increase during the same period in 2007, resulting in a net decrease in cash flows of $21.2 million, which was primarily due to rising commodity costs. Accounts payable and accrued liabilities were a source of cash of $50.4 million for the nine months ended September 27, 2008 compared to a source of cash of $34.3 million for the same period in 2007, resulting in a net increase in cash flows of $16.1 million, which was primarily due to the timing of payments and increased inventory cost inflation, partially offset by lower sales related accruals. Cash flows provided by operating activities for the nine months ended September 27, 2008 includes income tax payments of $15.5 million, while net cash provided by operating activities for the same period in 2007 reflects $11.7 million of income tax payments.
Cash Flows from Investing Activities
During the nine months ended September 27, 2008, net cash used in investing activities included capital expenditures of $9.8 million. Capital expenditures in 2008 were primarily to expand capacity at the Company’s Burlington and West Salem manufacturing facilities and improve capabilities at its window facilities. During the nine months ended September 29, 2007, net cash used in investing activities included capital expenditures of $7.3 million and cash paid to acquire a supply center of $0.8 million. Capital expenditures in 2007 were primarily to improve capabilities in the Company’s vinyl siding and metal manufacturing operations. The Company estimates total capital expenditures for 2008 to be approximately $13 million.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 27, 2008 includes dividend payments of $8.3 million. Net cash used in financing activities for the nine months ended September 29, 2007 includes repayments of $29.0 million on the Company’s term debt and dividend payments of $8.0 million. The dividends in 2008 and 2007 were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.

Description of the Company’s Outstanding Indebtedness
As discussed below under “Subsequent Event”, on October 3, 2008, the Company entered into a new senior secured asset-based credit facility to replace the Company’s then existing credit facility, which included a term loan and revolver. The following is a discussion of the Company’s indebtedness as of September 27, 2008. The credit facility included a term loan facility of $175 million and a revolving facility of $90 million of available borrowings including a $20 million Canadian subfacility. The term loan facility was due in August 2010 and the revolving credit facility was to expire in April 2009. The term facility bore interest at London Interbank Offered Rates (“LIBOR”) plus 2.50% payable quarterly at the end of each calendar quarter and the revolving credit facility bore interest at LIBOR plus a margin of 2.50% to 3.25% based on the Company’s leverage ratio, as defined in the amended and restated credit facility. Under the term loan facility, the Company was required to make minimum quarterly principal amortization payments of 1% per year, which was satisfied for the duration of the facility with the principal repayments made in 2005. Also, on an annual basis, beginning with 2005, the Company was required to make principal payments on the term loan based on a percentage of excess cash flows as defined in the second amended and restated credit facility. At September 27, 2008, the Company had $61.0 million of borrowings outstanding under the term loan facility and no borrowings outstanding on the revolving loan portion of its credit facility.
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
The credit facility contained, and the indenture governing the 9 3/4% notes contains, restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. In addition, under the credit facility, the Company was required to achieve certain financial ratios relating to leverage, coverage of fixed charges and coverage of interest expense. The Company was in compliance with its covenants as of September 27, 2008.
All obligations of the Company under the credit facility were jointly and severally guaranteed by AMH, Holdings and all of the Company’s direct and indirect wholly owned domestic subsidiaries. In addition, all obligations of Gentek under the credit facility also were jointly and severally guaranteed by Gentek’s wholly owned Canadian subsidiary. All obligations of the Company under the credit facility were secured by a pledge of the Company’s membership interest, the membership interest of Holdings and the capital stock of the Company’s domestic subsidiaries (and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries), and a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the domestic guarantors under the credit facility. In addition, all obligations of Gentek under the credit facility were secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek and its Canadian subsidiary.
In March 2004, the Company’s indirect parent company, AMH, issued $446 million aggregate principal at maturity in 2014 of 11 1/4% senior discount notes. Interest accrues at a rate of 11 1/4% on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% on the notes accrues and is payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2009. The notes mature on March 1, 2014. The notes are structurally subordinated to all existing and future debt and other liabilities of AMH’s existing and future subsidiaries, including the Company and Holdings. The accreted value of the 11 1/4% notes as of September 27, 2008 was approximately $426.2 million.
In December 2004, the Company’s indirect parent company, AMH II, issued $75 million of 13 5/8% senior notes due 2014. The notes accrue interest at 13 5/8% payable semi-annually on July 31 and January 31. Through January 31, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash, allowing the remaining 3 5/8% to accrue to the value of the note. On January 31, 2010, AMH II is required to redeem a principal amount of approximately $15 million of notes in order to prevent the notes from being treated as having “significant original issue discount” within the meaning of section 163(i)(2) of the Internal Revenue Code (“IRC”). The accreted value of the 13 5/8% notes as of September 27, 2008 was approximately $85.9 million.

Because AMH and AMH II are holding companies with no operations, they must receive distributions, payments or loans from subsidiaries to satisfy obligations under the 11 1/4% notes and the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the Company’s 9 3/4% notes and senior credit facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making payments to AMH II. Delaware law may also restrict the Company’s ability to make certain distributions. The Company declared a dividend totaling $4.1 million during the first quarter of 2008 and declared an additional dividend totaling $4.2 million during the third quarter of 2008 to fund AMH II’s scheduled interest payments on its 13 5/8% notes. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their indebtedness, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms. If a default occurs under the 11 1/4% notes or the 13 5/8% notes, the holders of such notes could elect to declare such indebtedness due and payable and exercise their remedies under the indenture governing the respective notes, which could have a material adverse effect on the Company. Total AMH II debt, including that of its consolidated subsidiaries, was approximately $738.1 million as of September 27, 2008.
The Company believes its cash flows from operations, its borrowing capacity under its ABL Facility or its ability to obtain alternative financing would be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital for presently anticipated capital expenditures. There can be no assurances, however, that the cash generated by the Company and available under its ABL Facility will be sufficient for these purposes or that the Company would be able to refinance its indebtedness on acceptable terms.
Effects of Inflation
The Company’s principal raw materials — vinyl resin, aluminum, and steel — have historically been subject to significant price changes. Raw material pricing on the Company’s key commodities have increased significantly over the past several years as a result of strong overall consumption and higher energy costs. Vinyl resin prices as published by the Chemical Data Index during the third quarter of 2008 were approximately 33% higher on average than during the same period in 2007 and 8% higher than the second quarter of 2008. London Metal Exchange pricing for aluminum has also experienced significant price changes. While aluminum costs during the third quarter of 2008 were approximately 9% higher on average than during the same period in 2007, costs declined 5% as compared to the second quarter of 2008, and prices have continued to soften in the fourth quarter of 2008. The Company implemented several price increases over the past several years on certain products in response to the increase in commodity costs, and announced additional price increases during 2008 in response to rising vinyl resin prices and aluminum prices. The Company continues to monitor the cost of raw materials and market pricing conditions to assess the ability for additional price increases. There can be no assurance that the Company will be able to maintain the selling price increases already implemented, or achieve any future price increases. In addition, there may be a delay from quarter to quarter between the timing of raw material cost increases and price increases on the Company’s products. At September 27, 2008, the Company had no raw material hedge contracts in place.
Subsequent Event
On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into a new asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party thereto (the “ABL Facility”). The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225 million, comprising a $165 million U.S. facility and a $60 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. The ABL Facility replaced the Company’s then existing credit facility, which included a term loan and revolver. The initial draw on the new facility at closing was $65.9 million, which included repayment of the Company’s bank term loan of $61 million and $4.9 million of costs associated with the new ABL Facility.
The interest rate applicable from time to time to outstanding loans under the ABL Facility will be, at the Company’s option, equal to either a U.S. or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75% depending on the Company’s quarterly average “excess availability” or a London Interbank Offered Rate for specified periods as elected by the Company, plus an applicable margin ranging from 2.50% to 3.50% depending on the Company’s “excess availability.” The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on October 3, 2013, except in the event the Company’s obligations under its 9 3/4% notes due 2012 remain outstanding as of the date six months prior to their stated maturity, in which case the ABL Facility will be due and payable on such date.

The ABL Facility contains various representations and warranties and various affirmative and negative covenants, including, among other things, restrictions on incurrence of additional debt, liens, dividends and other restricted payments, asset sales, investments, mergers and acquisitions and affiliate transactions. Events of default under the ABL Facility include, among others, nonpayment of principal or interest, covenant defaults, material breaches of representations and warranties, bankruptcy and insolvency events, cross defaults and a change of control.
The ABL Facility does not require the Company to comply with any financial maintenance covenant, unless it has less than $28.1 million of aggregate “excess availability” at any time (or less than $20.6 million of “excess availability” under the U.S. facility or less than $7.5 million of “excess availability” under the Canadian facility), during the continuance of which event the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1.
All obligations of the borrowers under the ABL Facility are jointly and severally guaranteed by Holdings and by all of the Company’s direct and indirect wholly owned domestic subsidiaries. These obligations and guarantees are secured (i) by a pledge of the Company’s capital stock, the capital stock of the Company’s domestic subsidiaries and up to 66-2/3% of the voting stock of “first tier” foreign subsidiaries, and (ii) by a security interest in substantially all of the Company’s owned real and personal assets (tangible and intangible) and the owned real and personal assets (tangible and intangible) of the Company and the guarantors. Any future wholly owned domestic subsidiaries will be required to guarantee these obligations under the ABL Facility and to secure such guarantee with substantially all of their owned real and personal assets (tangible and intangible).
In addition, all obligations of Gentek Building Products Limited under the ABL Facility are jointly and severally guaranteed by the Gentek Building Products Limited’s wholly owned Canadian subsidiaries. These obligations are secured by the capital stock and owned real and personal assets (tangible and intangible) owned by Gentek Building Products Limited and its wholly owned Canadian subsidiaries. Any future wholly-owned Canadian subsidiaries will be required to guarantee these obligations and to secure such guarantee with substantially all of their owned real and personal assets (tangible and intangible).
Certain Forward-Looking Statements
All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building industry, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in its credit facility and indenture governing its indebtedness;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels;

•	the other factors discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 29, 2007 and elsewhere in this report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
During the three and nine months ended September 27, 2008, the Company had outstanding borrowings under the term loan portion of its second amended and restated credit facility and was able to borrow under the revolving credit facility from time to time for general corporate purposes, including working capital and capital expenditures. Interest under the second amended and restated credit facility was based on LIBOR. At September 27, 2008, the Company had borrowings of $61.0 million under the term loan portion of the second amended and restated credit facility. The effect of a 1.0% increase or decrease in interest rates would have increased or decreased total interest expense for the three and nine months ended September 27, 2008 by approximately $0.2 million and $0.6 million, respectively. As described under “Subsequent Event”, on October 3, 2008, the Company entered into the ABL Facility. The ABL Facility replaced the second amended and restated credit facility in its entirety.
The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At September 27, 2008, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at September 27, 2008.
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
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date: November 12, 2008	By:	/s/ Thomas N. Chieffe Thomas N. Chieffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Cynthia L. Sobe Cynthia L. Sobe
Vice President — Chief Financial Officer,
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