Form 10-K
period 2009-01-03
ASSOCIATED MATERIALS, LLC
filed 2009-04-03
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the Registrant at June 28, 2008: None
As of March 20, 2009, all of the Registrant’s membership interests outstanding were held by an affiliate of the Registrant.

PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
Associated Materials, LLC (the “Company”), also known as Associated Materials Incorporated, was formed in 1983 and is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company is a wholly owned subsidiary of Associated Materials Holdings, LLC (“Holdings”). The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. In addition, the Company distributes third party manufactured products primarily through its supply centers. Vinyl windows comprise approximately 34%, vinyl siding comprises approximately 22%, metal products, which includes aluminum and steel products, comprise approximately 19%, and third party manufactured products comprise approximately 19% of the Company’s total net sales. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s network of 123 supply centers, as well as through approximately 250 independent distributors across the United States and Canada. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with approximately 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers. The Company believes that the strength of its products and distribution network has developed strong brand loyalty and long-standing relationships with local contractors and has enabled the Company to gain market share over the last several years. Approximately 72% of the Company’s total net sales are generated through the Company’s network of supply centers with the remainder sold to independent distributors and dealers.
On March 16, 2002, the Company entered into a merger agreement with Holdings and its wholly owned subsidiary, Simon Acquisition Corp, which was controlled by affiliates of Harvest Partners, Inc. (“Harvest Partners”). The merger agreement provided for the acquisition of all shares of the Company’s then outstanding common stock by Simon Acquisition Corp. through a cash tender offer of $50.00 per share. On April 19, 2002, the cash tender offer for the Company’s then outstanding common stock and the cash tender offer for the Company’s then outstanding 9 1/4% notes were completed. Simon Acquisition Corp. was then merged with and into the Company with the Company continuing as a privately held, wholly owned subsidiary of Holdings. The completion of the aforementioned transactions constituted the April 2002 merger transaction.
On August 29, 2003, the Company acquired all of the issued and outstanding shares of the capital stock of Gentek Holdings, LLC (formerly Gentek Holdings Inc.), the parent company of Gentek Building Products, Inc. and Gentek Building Products Limited, collectively referred to as “Gentek”. Gentek manufactures and distributes vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories under the Revere® and Gentek® brand names. Gentek markets its products to professional contractors on a wholesale basis through 7 company-owned distribution centers in the mid-Atlantic region of the United States and 24 company-owned distribution centers in Canada, as well as approximately 180 independent distributors in the United States. The acquisition was completed to expand the Company’s presence in the independent distributor market channel, to capitalize on synergy opportunities related to the vertical integration of the metals products manufactured by Gentek and sold in the Company’s Alside supply centers, and to benefit from raw material savings resulting from increased purchasing leverage.
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
INDUSTRY OVERVIEW
Demand for exterior residential building products is driven by a number of factors, including consumer confidence, availability of credit, new housing starts and general economic cycles. Historically, the demand for repair and remodeling products, where the Company is primarily focused, had been less sensitive and thus less cyclical than demand for new home construction. Repair and remodeling projects tend to utilize a greater mix of premium products with higher margins than those used in new construction projects. The Company believes the long-term demand for repair and remodeling is driven by the following:
•	Favorable demographics. The segment of the population age 45 years and above, which generally favors professionally installed, low maintenance home improvements, is growing. By 2010, this age segment is expected to represent approximately 40% of the United States population.
•	Aging of the housing stock. The median home age increased from 23 years in 1985 to 35 years in 2008, and more than 64% of the current housing stock was built prior to 1980.
•	Increase in average home size. The average home size increased over 42% from 1,785 square feet in 1985 to 2,542 square feet in 2008.
•	Favorable mortgage interest rates. Mortgage interest rates over the past few years have been at historically low levels.

As a result of these drivers, according to the U.S. Census Bureau, total annual expenditures for residential improvements and repairs increased from $121.9 billion in 1993 to $204.4 billion in 2007.
In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from previously experienced levels, the inventory of homes available for sale has increased, housing appreciation has deteriorated, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006, 2007 and 2008, in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. These factors have reduced demand for building products.
Vinyl comprises the largest share of the residential window and siding markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing siding and window products. According to industry reports, based on unit sales, vinyl accounts for approximately 40% of the exterior siding market and approximately 60% of the residential window market. Vinyl windows have achieved increased acceptance in the new construction market as a result of builders and home buyers recognizing vinyl’s favorable attributes, lifetime cost advantages, the enactment of legal or building code requirements that mandate more energy efficient windows and the increased development and promotion of vinyl window products by national window manufacturers. Vinyl siding has achieved increased acceptance in the new construction market as builders and home buyers have recognized vinyl’s low maintenance, durability and price advantages.
Aluminum and steel building products complement vinyl window and siding installations. Aluminum soffit, trim coil, and accessories are typically used in vinyl installations to prepare surfaces and provide certain aesthetic features. Aluminum siding is primarily geared toward niche markets in Canada. Steel siding continues to be an important product for the “hail belt” regions due to steel’s superior resistance to impact damage.
Products. The Company’s principal product offerings are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. Vinyl windows and vinyl siding together comprise approximately 56% of the Company’s net sales, while aluminum and steel products comprise approximately 19%.
The Company manufactures and distributes vinyl windows in the premium, standard and economy categories, primarily under the Alside®, Revere®, and Gentek® brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. The Company’s vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of the Company’s windows for the repair and remodeling market are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning, and high-energy efficiency glass packages. Most models offer multiple finish and glazing options, and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design, which was awarded the Consumer Digest® Best Buy for vinyl replacement windows in 2007 and 2008; Performance Series™, a new construction product with superior strength and stability; and UltraMaxx®, an extra-thick premium window available in light oak, dark oak, and cherry wood grain interior finishes.
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

The Company also manufactures and distributes a wood-polymer composite siding system and accessories. The new-category product is manufactured with 50% recycled content (including 45% pre-consumer wood) and features a maintenance-free capstock surface that provides a pre-finished exterior color and superior water-resistance. This rigid siding is available in a palette of nine popular colors and installs using a patented joiner and clip system. The product is compatible with either traditional vinyl trim accessories or cellular polyvinyl chloride (“PVC”) trim accessories. Marketed under the tradename Revolution®, this premium product has gained initial acceptance in both the remodeling and new construction markets.
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
Bennington Board and Batten
Berkshire Beaded
Board and Batten
Centennial Beaded
CenterLock
Charter Oak
Cyprus Creek
Northern Forest
Preservation
Prodigy
Revolution (WPC)
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

Marketing and Distribution. The Company markets exterior residential building products to more than 50,000 professional home improvement and new construction contractors primarily through a North American distribution network of 123 supply centers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. Management believes that the Company and Norandex are the only two major vinyl window and siding manufacturers that market their products primarily through company-owned distribution centers. Approximately 72% of the Company’s total net sales are made through its supply centers.
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
The Company also sells the products it manufactures directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that the Company manufactures and, as such, remain a key focus of the Company’s marketing activities. The Company provides these customers with distinct brands and differentiated product, sales and marketing support. The Company’s distribution partners are carefully selected based on their ability to drive sales of the Company’s products, deliver high customer service levels and meet other performance factors. The Company believes that its strength in independent distribution provides it with a high level of operational flexibility because it allows it to penetrate key markets and expand the Company’s geographic reach without deploying the necessary capital to establish a company-owned supply center. Sales to independent distributors and dealers account for approximately 28% of the Company’s net sales. Despite their aggregate lower percentage of total sales, the Company’s largest individual customers are among its direct dealers and independent distributors.
Manufacturing. The Company fabricates vinyl windows at its facilities in Cuyahoga Falls, Ohio; Bothell, Washington; Cedar Rapids, Iowa; Kinston, North Carolina; Yuma, Arizona and London, Ontario. The Company operates vinyl extrusion facilities in West Salem, Ohio, Ennis, Texas and Burlington, Ontario. The Company also has two metal manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec. During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario.

The Company’s window fabrication plants in Cuyahoga Falls, Ohio; Kinston, North Carolina; Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high speed welding and cleaning equipment for their welded window products. By internally producing a portion of its vinyl extrusions, the Company believes it achieves higher product quality compared to purchasing these materials from third-party suppliers. The Company’s Bothell, Washington and Yuma, Arizona facilities have long-term contracts to purchase their vinyl extrusions from third-party suppliers.
The Company’s window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. The Company’s vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.
Raw Materials. The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers. The Company has a contract with its resin supplier through December 2011 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could also meet its requirements for vinyl resin beyond 2011 on commercially acceptable terms. The Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this may cause downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
Competition. The Company believes that, with the exception of Norandex, no company within the exterior residential building products industry competes with it on both the manufacturing and distribution levels. Additionally, there are numerous small and large manufacturers of exterior residential building products, some of which are larger in size and have greater financial resources than the Company. The Company competes with Norandex and numerous large and small distributors of building products in its capacity as a distributor of these products.
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
BACKLOG
The Company does not have material long-term contracts. The Company’s backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for the Company’s products and is not necessarily indicative of the level of future sales. The Company did not have a significant manufacturing backlog at January 3, 2009.

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
EMPLOYEES
The Company’s employment needs vary seasonally with sales and production levels. As of January 3, 2009, the Company had approximately 2,800 full-time employees, including approximately 1,300 hourly workers. Additionally, the Company had approximately 290 employees in the United States and 270 employees in Canada located at unionized facilities covered by collective bargaining agreements. The Company considers its labor relations to be acceptable.
The Company utilizes leased employees to supplement its own workforce at its manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,000 workers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
All of the Company’s business operations are located in the United States and Canada. Revenue from customers outside the United States was approximately $249 million, $241 million, and $221 million in 2008, 2007, and 2006, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $885 million, $963 million, and $1,029 million in 2008, 2007, and 2006, respectively, was derived from U.S. customers. At January 3, 2009, long-lived assets totaled approximately $34 million in Canada and $424 million in the U.S. At December 29, 2007, long-lived assets totaled approximately $38 million in Canada and $437 million in the U.S. At December 30, 2006, long-lived assets totaled approximately $33 million in Canada and $450 million in the U.S. The Company is exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
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
The Company’s business is subject to a number of risks and uncertainties, including those described below:
Conditions in the housing market and economic conditions generally have affected and may continue to affect the Company’s operating performance.
The Company’s business is largely dependent on home improvement (including repair and remodeling) activity and new home construction activity levels in North America. Low levels of consumer confidence, downward pressure on home prices, disruptions in credit markets limiting the ability of consumers to finance home improvements and consumer de-leveraging, among other things, have been affecting and may continue to affect investment in existing homes in the form of renovations and home improvements. The new home construction market has also undergone a downturn marked by declines in demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. These industry conditions and general economic conditions have had and may continue to have an adverse impact on the Company’s business.
The Company’s substantial level of indebtedness could adversely affect the Company’s financial condition.
The Company has a substantial amount of indebtedness, which will require significant interest payments. As of January 3, 2009, the Company had approximately $221 million of indebtedness and interest expense for the year ended January 3, 2009 was approximately $24.3 million.
The Company’s substantial level of indebtedness could have important consequences, including the following:
•	the Company must use a substantial portion of its cash flow from operations to pay interest and principal on its credit facility, its notes and other indebtedness, which reduces funds available to the Company for other purposes such as working capital, capital expenditures, other general corporate purposes, potential acquisitions and for payment of dividends to its parent companies;
•	the Company’s ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•	the Company is exposed to fluctuations in interest rates, because the Company’s asset-based credit facility (the “ABL Facility”) has a variable rate of interest;
•	the Company’s leverage may be greater than that of some of its competitors, which may put it at a competitive disadvantage and reduce the Company’s flexibility in responding to current and changing industry and financial market conditions;
•	the Company may be more vulnerable to the current economic downturn and adverse developments in its business; and
•	the Company may be unable to comply with financial and other restrictive covenants in the ABL Facility, in the indenture governing its $165 million of 9 3/4% senior subordinated notes due 2012 (“9 3/4% notes”) and other debt obligations, some of which require the Company to maintain specified financial ratios, and limit the Company’s ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on the Company’s business and prospects and could result in bankruptcy.

The Company’s ability to access funding under its ABL Facility depends upon, among other things, the absence of a default under the facility, including failure to comply with the related covenants. If the Company was unable to comply with its covenants under the ABL Facility, its liquidity may be adversely affected.
As of January 3, 2009, approximately $56 million of the Company’s debt is variable rate debt and the effect of a 1% increase or decrease in interest rates would increase or decrease such total annual interest expense by approximately $0.6 million.
To date, the Company’s cash flows from operations have been sufficient to pay its expenses and to pay the principal and interest on the 9 3/4% notes, ABL Facility and other debt. The Company’s continued ability to meet expenses, to remain in compliance with its covenants under the ABL Facility and to make future principal and interest payments in respect of its debt depends on, among other things, the Company’s operating performance, competitive developments and financial market conditions, all of which are being significantly affected by financial, business, economic and other factors. The Company is not able to control many of these factors. Given current industry conditions and economic conditions, the Company’s cash flow may not be sufficient to allow it to pay principal and interest on its debt, including the 9 3/4% notes, and meet its other obligations.
The Company’s indirect parent companies also have significant indebtedness. At January 3, 2009, AMH and AMH II had approximately $438.1 million and $86.7 million, respectively, of debt outstanding. Total AMH II debt outstanding, including that of its consolidated subsidiaries, was approximately $745.8 million as of January 3, 2009. Although the Company does not guarantee the indebtedness of AMH and AMH II and has no legal obligation to make payments on such indebtedness, those parent companies have no operations of their own and they must receive distributions, payments and loans from their subsidiaries to satisfy their obligations under the 11 1/4% notes with respect to AMH and the 13 5/8% notes with respect to AMH II. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of the Company’s Outstanding Indebtedness,” AMH’s debt service obligations increase beginning in 2009 and AMH II’s debt service obligations increase beginning in 2010. The occurrence of a default under the Company’s ABL Facility or the 9 3/4% notes would prevent the Company from making further distributions, other payments or loans to its direct and indirect parent companies. In addition, the terms of the Company’s ABL Facility and the indenture governing the 9 3/4% notes significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH or AMH II. Delaware law may also restrict the Company’s ability to make distributions. The Company may not be able to generate sufficient earnings and have sufficient distribution capability under its ABL Facility and 9 3/4% notes or otherwise in order to allow AMH and AMH II to meet their increased debt service obligations. In addition, the indenture governing AMH’s 11 1/4% notes further restricts AMH from making cash distributions to AMH II. If the Company is unable to distribute sufficient funds to its parent companies to allow them to make required payments on their debts and AMH and/or AMH II are unable to refinance all or part of their indebtedness, borrow additional funds, or raise additional capital, AMH and/or AMH II may default on their debt obligations. Any default on indebtedness by AMH and/or AMH II would have an adverse effect on the Company and could also result in a default or change of control under the Company’s ABL Facility or 9 3/4% notes.
If AMH or AMH II defaults on its debt obligations, it could result in a change of control.
The Company’s indirect parent company, AMH II, is a holding company whose assets consist primarily of its membership interest in AMH. As of January 3, 2009, AMH II had approximately $86.7 million of indebtedness. If AMH II defaults on its payment obligations under its indebtedness, its creditors may be able to seize AMH II’s common stock. Should the creditors elect to foreclose on the stock, it would result in a change of control of AMH II. A change of control of AMH II could cause a change of control under the indentures governing the 9 3/4% notes and the 11 1/4% notes and an event of default under the Company’s ABL Facility. Likewise, if AMH defaults on its payment obligations under its indebtedness, its creditors may be able to seize the equity of the Company’s immediate holding company, Holdings. Should the creditors elect to foreclose on the stock, it would result in a change of control of AMH. A change of control of AMH could cause a change of control under the indenture governing the 9 3/4% notes and an event of default under the Company’s ABL Facility.

Upon a change of control, subject to certain conditions, each holder of the 9 3/4% notes may require the Company to repurchase all or a portion of the outstanding 9 3/4% notes at 101% of the principal amount thereof, together with any accrued and unpaid interest to the date of repurchase and each holder of the 11 1/4% notes may require AMH to repurchase all or a portion of the outstanding 11 1/4% notes at 101% of the accreted value amount thereof, together with any accrued and unpaid interest to the date of repurchase. In addition, the creditors under the ABL Facility may declare all outstanding indebtedness thereunder as due and payable. In the event of a default by AMH or AMH II resulting in a creditor’s foreclosing on the equity of Holdings or AMH, the Company and AMH may be unable to make required repurchases of tendered notes or repay all outstanding indebtedness under the ABL Facility.
AMH’s and AMH II’s cash flows and ability to service their respective debt obligations are solely dependent upon the Company’s earnings, cash flow and liquidity. The Company’s ability to distribute cash depends on the applicable laws and the contractual restrictions contained in the Company’s ABL Facility and the 9 3/4% notes. Additionally, the indenture governing AMH’s 11 1/4% notes further restricts AMH from making cash distributions. The Company cannot be certain that it will be able to make payments to AMH or AMH II in amounts that will be adequate to allow AMH and AMH II to satisfy their respective indebtedness.
The Company and its parent companies may be able to incur more indebtedness, in which case, the risks associated with their substantial leverage, including their ability to service their indebtedness, would increase.
The indenture relating to the Company’s 9 3/4% notes and the Company’s ABL Facility, and the indentures relating to AMH’s and AMH II’s notes, permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of January 3, 2009, the Company was able to incur an additional $88.9 million of indebtedness under its ABL Facility. If the Company or its parent companies incur additional debt, the risks associated with their substantial leverage, including their ability to service their debt, would increase.
The right to receive payments on the Company’s 9 3/4% notes and related guarantees is subordinated to the Company’s senior debt.
Payment on the 9 3/4% notes and related guarantees is subordinated in right of payment to all of the Company’s and its guarantors’ senior debt. As of January 3, 2009, the notes and the related guarantees were subordinated to approximately $56.0 million of senior debt under the ABL Facility. In addition, as of January 3, 2009, an additional $88.9 million of senior debt was available for borrowing under the ABL Facility. As a result, upon any distribution to creditors or the creditors of the guarantors in a bankruptcy, liquidation, reorganization or similar proceeding relating to the Company or its guarantors or its or their property, the holders of the senior debt will be entitled to be paid in full before any payment may be made on the 9 3/4% notes or the guarantees thereof. In these cases, the Company and its guarantors may not have sufficient funds to pay all of its creditors, and holders of the 9 3/4% notes may receive less, ratably, than the holders of senior debt and than other unsubordinated creditors including trade creditors. In addition, all payments on the 9 3/4% notes and the related guarantees will be blocked in the event of a payment default on the designated senior debt, including the ABL Facility, and may be blocked for up to 179 consecutive days in the event of certain non-payment defaults on designated senior debt.
The indenture for the Company’s 9 3/4% notes and its ABL Facility, as well as the terms of the debt of AMH and AMH II, impose significant operating and financial restrictions on the Company.
The indenture for the 9 3/4% notes and the ABL Facility impose, and the terms of any future debt may impose, significant operating and financial restrictions on the Company. These restrictions, among other things, limit the Company’s ability and that of its subsidiaries to:
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
In addition, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of the Company’s Outstanding Indebtedness,” if the Company’s borrowing availability under its ABL Facility is below specified levels, the Company will be subject to compliance with a fixed charge coverage ratio.
The Company is also a restricted subsidiary under each of the indentures for AMH’s 11 1/4% notes and AMH II’s 13 5/8% notes, and is therefore subject to the covenants and events of default contained therein. Covenants and events of default with respect to the 11 1/4% notes and the 13 5/8% notes are generally similar to those provided for in the 9 3/4% notes indenture.
All of these covenants may adversely affect the Company’s ability to finance its operations, meet or otherwise address its capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.
Continued disruption in the financial markets could negatively affect the Company.
The Company, its customers and suppliers rely on stable and efficient financial markets. Availability of financing depends on the lending practices of financial institutions, financial and credit markets, government policies, and economic conditions, all of which are beyond the Company’s control. The credit markets and the financial services industry have recently experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. A prolonged continuation of adverse economic conditions and disrupted financial markets could compromise the financial condition of the Company’s customers and suppliers. Customers may not be able to pay, or may delay payment of, accounts receivable that are owed due to liquidity and financial performance issues or concerns affecting them or due to their inability to secure financing. Suppliers may modify, delay or cancel projects and reduce their levels of business with the Company. In addition, the weakened credit markets may also impact the ability of the end consumer to obtain any needed financing to purchase the Company’s products, resulting in a reduction in overall demand, and consequently negatively impact the Company’s sales levels. Furthermore, continued disruption in the financial markets could adversely affect the ability of the Company and/or its parent companies to refinance indebtedness when required.
The Company has substantial fixed costs and, as a result, operating income is sensitive to changes in net sales.
The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company would be able to further reduce its fixed costs in response to a decline in net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in the Company’s income from operations.
Changes in raw material costs and availability can adversely affect the Company’s profit margins.
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on the Company’s key commodities have increased significantly over the past three years. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation in raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this may cause downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. Additionally, the Company relies on its suppliers for deliveries of raw materials. If any of the Company’s suppliers were unable to deliver raw materials to the Company for an extended period of time, the Company may not be able to meet its raw material requirements through other raw material suppliers without incurring an adverse impact on its operations.
The Company’s industry is highly competitive.
The markets for the Company’s products and services are highly competitive. The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding its supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third party manufactured products through its supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company believes that competition in the industry is based on price, product and service quality, customer service and product features. Sustained increases in competitive pressures could have an adverse effect on results of operations and negatively impact sales and margins.
The Company has significant goodwill and other intangible assets, which if impaired, could require the Company to incur significant charges.
The Company has approximately $231.4 million of goodwill and $99.1 million of other intangible assets. The value of these assets is dependent, among other things, upon the Company’s future expected operating results. The Company is required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on the Company’s financial condition, and on the results of operations for the period in which the impairment charge is incurred.
The Company is subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the United States and Canada.
The Company is exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. The Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings on the Company’s consolidated statement of operations reported in U.S. dollars. In addition, the Company’s Canadian subsidiary also records certain accounts receivable and payable accounts, which are denominated in U.S. dollars. Foreign currency transactional gains and losses are realized upon settlement of these obligations. For more information, please see “Quantitative and Qualitative Disclosures about Market Risk — Foreign Exchange Risk.”
The Company is controlled by affiliates of Investcorp S.A. and Harvest Partners, Inc., whose interests may be different than other investors.
By reason of their ownership of the Company’s indirect parent company, affiliates of Investcorp and Harvest Partners have the ability to designate a majority of the members of the board of directors of AMH II, the Company’s indirect parent company, with each having the right to designate three of the seven members, with the seventh board seat being occupied by the chief executive officer of the Company. Investcorp and Harvest Partners are able to control actions to be taken by the Company’s member, including amendments to the Company’s limited liability company agreement and approval of significant corporate transactions, including mergers and sales of substantially all of the Company’s assets. The interests of Investcorp and Harvest Partners and their affiliates’ interests may be materially different than other stakeholders in the Company. For example, Investcorp and Harvest Partners may cause the Company to take actions or pursue strategies which could impact the Company’s ability to make payments under the indenture governing the 9 3/4% notes and the ABL Facility or cause a change of control. In addition, to the extent permitted by the indenture and the ABL Facility, Investcorp and Harvest Partners may cause the Company to pay dividends rather than make capital expenditures.

The Company could face potential product liability claims relating to products it manufactures or distributes.
The Company faces a business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in injury or other adverse effects. The Company currently maintains product liability insurance coverage, but it may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have an adverse effect on the Company’s business, financial condition, results of operations or business prospects or ability to make payments on the Company’s indebtedness when due.
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
The Company’s operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in its products, discharge of pollutants into the air, water and soil, treatment, transport, storage and disposal of solid and hazardous wastes, and remediation of soil and groundwater contamination. Such laws and regulations may also impact the availability of materials used in manufacturing the Company’s products. Periodically, the Company’s facilities are subject to investigation by governmental regulators. The Company believes it is in material compliance with applicable environmental requirements, and does not expect these requirements to result in material expenditures in the foreseeable future. However, future expenditures may increase as compliance standards and technology change.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company’s operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Corporate Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)
Cedar Rapids, Iowa	Vinyl Windows	257,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	538,000	(2)
Ennis, Texas	Vinyl Siding Products	237,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	289,000
Woodbridge, New Jersey	Metal Products	318,000	(1)
Ashtabula, Ohio	Distribution Center	293,000	(1)

(1)	Leased facilities.

(2)	The Company leases a portion of its warehouse space in this facility.

(3)	Includes a 237,000 square foot warehouse that was built during 2005 and is leased. The Company owns the remainder of the facility.
Management believes that the Company’s facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.
The Company also operates 123 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, the Company leases its supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.
The leases for the Company’s window plants expire in 2011 for the Bothell location, in 2015 for the Yuma location, in 2020 for the Cedar Rapids location and in 2010 for the Kinston location. The lease for the warehouse at the Company’s Ennis location expires in 2020. The Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. The lease for the warehouse at the Company’s Ashtabula location expires in 2009 and has a renewable option to extend the lease until 2013. The Company’s previously announced plans to completely discontinue using the warehouse facility adjacent to the Ennis manufacturing plant prior to the end of 2008 are expected to conclude during the second quarter of 2009. The leases at the Bothell and Yuma locations and for the warehouse at the Ennis location are renewable at the Company’s option for two additional five-year periods. The lease for the Company’s Burlington warehouse space expires in 2014. The lease for the Company’s Woodbridge location expires in 2009.

ITEM 3. LEGAL PROCEEDINGS
The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company’s existing insurance coverage, is expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. From time to time, the Company is involved in proceedings and potential proceedings relating to environmental and product liability matters.
Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state laws, impose strict, and in certain circumstances, joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility in Lumber City, Georgia, initially owned by USX Corporation (“USX”), subsequently owned by the Company and then subsequently owned by Amercord, Inc., a company in which the Company held a minority interest, is subject to a Consent Order. The Consent Order was entered into by Amercord, Inc. with the Georgia Department of Natural Resources in 1994, and required Amercord, Inc. to conduct soil and groundwater investigation and perform required remediation. The Company was not a party to the Consent Order. Additionally, the Company believes that soil and groundwater in certain areas of the site (including the area of two industrial waste landfills) were being investigated by the United States Environmental Protection Agency (“EPA”) under CERCLA to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord, Inc. is no longer an operating entity and does not have adequate financial resources to perform any further investigation and remediation activities that may be required. If substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments. Currently, it is not probable that the outcome of this matter will result in a liability to the Company, and further, the amount of liability cannot be reasonably estimated. The Company believes this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of $250,000 in a remediation funding source, $100,000 of which was provided by Gentek U.S. under a self-guaranty. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
The same Woodbridge, New Jersey facility was the subject of a prior investigation and remediation before NJDEP, under ISRA Case No. 94359. On February 1, 2000, NJDEP issued a “no further action” letter and covenant not to sue, relying in part on the establishment of a 60-year duration Classification Exception Area, or CEA and Wellhead Restriction Area, or WRA, for a discrete area of the facility. By reason of this approval, Gentek U.S. has certain responsibilities imposed by law and/or agreement to monitor the extent of contamination at the facility in the area of, and for the duration of, the CEA and WRA. On the basis that a “no further action” letter was issued, the Company believes that this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

The Company entered into a consent order dated August 25, 1992 with the EPA pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Cuyahoga Falls, Ohio site location. In July 2005, the Company entered into an Administrative Order of Consent relative to the final corrective measures that are to be implemented at this site. On November 20, 2008, a “Corrective Action Complete with Controls” finding was issued by the EPA. The Company believes that USX, the former owner of the site, bears responsibility for substantially all of the direct costs of corrective action at the site under the relevant purchase contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at the site. The Company expects that it will continue to be reimbursed by USX for any additional costs associated with this matter. Payments, however, may not continue to be made by USX or USX may not have adequate financial resources to fully reimburse the Company for these costs. The Company believes that any additional cost incurred that is not reimbursed by USX will not have a material adverse effect on its financial position, results of operations or liquidity.
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
HOLDERS
As of March 20, 2009, Holdings is the Company’s sole record holder of its membership interests.
DIVIDENDS
The Company’s ABL Facility and indenture governing the 9 3/4% notes restrict dividend payments by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of the Company’s Outstanding Indebtedness” for further details of the Company’s new ABL Facility and 9 3/4% notes. During fiscal 2008, 2007 and 2006, the Company and its direct and indirect parent companies declared dividends totaling approximately $8.3 million, $8.0 million and $7.7 million, respectively, to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
The Company presently does not plan to pay other future cash dividends other than to allow the Company’s indirect parent companies to make interest payments on their respective debt obligations. The Company’s direct and indirect parent companies have no operations of their own. The Company is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay amounts due under AMH’s 11 1/4% notes or AMH II’s 13 5/8% notes or make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The Company has no outstanding equity compensation plans under which securities of the Company are authorized for issuance. Equity compensation plans are maintained at AMH II, the Company’s indirect parent company.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended January 3, 2009 was derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Years Ended
	January 1,	December 31,	December 30,	December 29,	January 3,
	2005	2005	2006	2007	2009
	(In thousands)
Income Statement Data:
Net sales	$1,093,959	$1,173,591	$1,250,054	$1,204,056	$1,133,956
Cost of sales	804,951	906,267	947,776	899,839	859,107

Gross profit	289,008	267,324	302,278	304,217	274,849
Selling, general and administrative expenses	184,524	198,493	203,844	208,001	212,025
Manufacturing restructuring costs (1)	—	—	—	—	1,783
Impairment of long-lived assets (2)	—	—	3,423	—	—
Transaction costs:
Bonuses (3)	36,811	—	—	—	—
Stock option compensation expense (4)	30,838	—	—	—	—
Facility closure costs, net (5)	4,535	3,956	(92)	—	—

Income from operations	32,300	64,875	95,103	96,216	61,041
Interest expense (6)	27,784	31,922	32,413	27,943	24,307
Foreign currency (gain) loss	387	781	(703)	(227)	1,809
Recapitalization transaction costs (7)	16,297	—	—	—	—

Income (loss) before income taxes	(12,168)	32,172	63,393	68,500	34,925
Income taxes (benefit)	(1,234)	9,709	30,096	28,845	13,689

Net income (loss)	$(10,934)	$22,463	$33,297	$39,655	$21,236

Other Data:
Cash provided by operating activities	$18,737	$47,897	$68,300	$71,351	$16,262
Capital expenditures	18,741	20,959	14,648	12,393	11,498
Cash used in investing activities	(18,651)	(20,877)	(11,740)	(13,175)	(11,473)
Cash provided by (used in) financing activities	53,176	(72,882)	(53,863)	(53,018)	(18,682)
Balance Sheet Data (end of period):
Working capital	$200,048	$154,536	$151,022	$157,550	$162,149
Total assets	850,855	817,597	786,331	793,939	745,289
Long-term debt, less current maturities	339,125	317,000	271,000	226,000	221,000

(1)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the fiscal year ended January 3, 2009, the amount represents asset impairment costs, costs incurred to relocate manufacturing equipment, and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring costs within cost of sales in the statement of operations during the second quarter of 2008.

(2)	The Company recorded an impairment charge of $2.6 million against certain machinery and equipment, trademarks, and patents used to manufacture its fence and rail products during 2006 as their carrying values exceed their fair value. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.

(3)	Represents bonuses paid to certain members of management and a director in conjunction with the March 2004 dividend recapitalization and the December 2004 recapitalization transaction of $14.5 million and $22.3 million, respectively.

(4)	Represents stock option compensation expense recognized in connection with the December 2004 recapitalization transaction resulting from the exercise and redemption of certain stock options.

(5)	Represents one-time costs associated with the closure of the Freeport, Texas manufacturing facility consisting primarily of asset impairments of approximately $3.7 million, equipment relocation costs of approximately $0.3 million, severance benefits of approximately $0.3 million and contract termination costs of approximately $0.2 million for the year ended January 1, 2005 and relocation costs for certain equipment of approximately $1.9 million, inventory relocation costs of approximately $1.5 million, facility shut down costs of approximately $0.4 million and contract termination costs of approximately $0.2 million for the year ended December 31, 2005. Amounts recorded during 2006 resulted in a net gain of approximately $0.1 million, including the gain realized upon the final sale of the facility, partially offset by other non-recurring expenses associated with the closure of the facility.

(6)	The year ended January 3, 2009 includes the write-off of $1.3 million of deferred financing costs related to the prior credit facility replaced by the ABL Facility. The year ended January 1, 2005 includes the write-off of $2.8 million of deferred financing costs as a result of amending and restating the Company’s prior credit facility.

(7)	Recapitalization transaction costs include $16.3 million of investment banking, legal and other expenses incurred as a result of the December 2004 recapitalization transaction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. In addition, the Company distributes third party manufactured products primarily through its supply centers. During 2008, vinyl windows comprised approximately 34%, vinyl siding comprised approximately 22%, metal products, which includes aluminum and steel products, comprised approximately 19%, and third party manufactured products comprised approximately 19% of the Company’s total net sales. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s network of 123 supply centers, as well as through approximately 250 independent distributors across the United States and Canada. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with approximately 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers.
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation is expected to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which the Company believes bodes well for the demand for its products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, housing appreciation has deteriorated, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2008 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company’s sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Continued reduced levels of existing homes sales and housing price depreciation may have a significant negative impact on the Company’s remodeling sales. In addition, a reduced number of new housing starts may have a negative impact on the Company’s new construction sales. In the event of a prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for the Company’s products and lower gross margins. In the event that the Company’s expectations regarding the outlook for the housing market result in a reduction in its forecasted sales and operating income, and related growth rates, the Company may be required to record an impairment of certain of its assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to the Company, including further accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to the Company’s inventories.
The Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this may cause downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.

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
The Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of AMH. AMH is a wholly owned subsidiary of AMH II which is controlled by affiliates of Investcorp and Harvest Partners. Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company. The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2008, 2007, and 2006 fiscal years ended on January 3, 2009, December 29, 2007, and December 30, 2006, respectively. The fiscal year ended January 3, 2009 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2008. The additional week did not have a significant impact on the results of operations due to its timing and the seasonality of the business. The fiscal years ended December 29, 2007 and December 30, 2006 included 52 weeks of operations.

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Years Ended
	January 3,		December 29,		December 30,
	2009		2007		2006
		% of		% of		% of
		Total		Total		Total
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales
Net sales	$1,133,956	100.0%	$1,204,056	100.0%	$1,250,054	100.0%

Gross profit	274,849	24.2	304,217	25.3	302,278	24.2

Selling, general and administrative expense	212,025	18.7	208,001	17.3	203,844	16.3
Manufacturing restructuring costs	1,783	0.2	—	—	—	—
Impairment of long-lived assets	—	—	—	—	3,423	0.3
Facility closure costs, net	—	—	—	—	(92)	0.0

Income from operations	61,041	5.4	96,216	8.0	95,103	7.6

Interest expense, net	24,307		27,943		32,413
Foreign currency (gain) loss	1,809		(227)		(703)

Income before income taxes	34,925		68,500		63,393
Income taxes	13,689		28,845		30,096

Net income	$21,236		$39,655		$33,297

Other Data:
EBITDA (1)	$81,930		$118,505		$117,953
Adjusted EBITDA (1)	86,876		121,833		123,896
Depreciation and amortization	22,698		22,062		22,147
Capital expenditures	11,498		12,393		14,648
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Vinyl windows	$380,260	$410,164	$411,295
Vinyl siding products	254,563	285,303	327,961
Metal products	213,163	225,846	224,676
Third party manufactured products	210,633	205,445	194,126
Other products and services	75,337	77,298	91,996

	$1,133,956	$1,204,056	$1,250,054

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.

The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Net income	$21,236	$39,655	$33,297
Interest expense, net	24,307	27,943	32,413
Income taxes	13,689	28,845	30,096
Depreciation and amortization	22,698	22,062	22,147

EBITDA	81,930	118,505	117,953
Amortization of management fee (i)	500	500	500
Manufacturing restructuring costs (ii)	2,642	—	—
Loss upon disposal of assets other than by sale (iii)	1,804	—	—
Transaction costs (iv)	—	1,168	—
Tax restructuring costs (v)	—	961	—
Separation costs (vi)	—	699	2,085
Impairment charges (vii)	—	—	3,423
Stock compensation expense	—	—	27
Facility closure costs, net (viii)	—	—	(92)

Adjusted EBITDA (ix)	$86,876	$121,833	$123,896

(i)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(ii)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the fiscal year ended January 3, 2009, the amount represents asset impairment costs, costs incurred to relocate manufacturing equipment, costs associated with the transition of distribution operations, and inventory markdown costs. The inventory markdown costs of $0.9 million are included in cost of sales in the statement of operations.

(iii)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the second quarter of 2008. The amount recorded represents the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.

(iv)	Represents legal and accounting fees incurred in connection with an unsuccessful bid for an acquisition target.

(v)	Represents legal and accounting fees incurred in connection with a tax restructuring project to reduce AMH II’s consolidated income tax obligations.

(vi)	For the fiscal year ended December 29, 2007, amount represents separation costs, including payroll taxes, related to the resignation of Mr. Deighton, former Chief Operating Officer of the Company. For the fiscal year ended December 30, 2006, amount represents separation costs, including payroll taxes and benefits, related to the resignation of Mr. Caporale, former Chairman, President and Chief Executive Officer of the Company by mutual agreement with the Board of Directors.

(vii)	Based on current and projected operating results for its vinyl fencing and railing product lines, the Company concluded that certain machinery and equipment, trademarks, and patents used to manufacture these products were impaired during the fourth quarter of 2006 as their carrying values exceeded their fair value by $2.6 million. In addition, due to changes in the Company’s information technology and business strategies, $0.8 million of software and other equipment was considered impaired.

(viii)	Represents net gain of approximately $0.1 million, including the gain realized upon the final sale of the Freeport, Texas facility, partially offset by other non-recurring expenses associated with the closure of the facility.

(ix)	Prior year adjusted EBITDA amounts have been reclassified to conform to the current year’s presentation, which, in conformity with the computation of adjusted EBITDA under the Company’s ABL Facility, excludes any adjustment for foreign currency (gain) loss.
YEAR ENDED JANUARY 3, 2009 COMPARED TO YEAR ENDED DECEMBER 29, 2007
Net sales decreased 5.8% to $1,134.0 million for the year ended January 3, 2009 compared to $1,204.1 million for the same period in 2007 primarily due to decreased unit volumes, principally in vinyl siding and vinyl windows, partially offset by price increases implemented throughout 2008. Compared to the 2007 fiscal year, vinyl window unit volumes decreased by 6%, while vinyl siding unit volumes decreased by 17%, which is comprised of a decrease in U.S. vinyl siding unit volumes of 21% due to the negative economic factors surrounding the U.S. housing market, and a decrease in Canadian vinyl siding unit volumes of 4%.
Gross profit for the fiscal year ended January 3, 2009 was $274.8 million, or 24.2% of net sales, compared to gross profit of $304.2 million, or 25.3% of net sales, for the 2007 fiscal year. The decrease in gross profit as a percentage of net sales was primarily a result of reduced leverage of fixed manufacturing costs due to lower sales volumes, partially offset by the impact of cost reduction initiatives.
Selling, general and administrative expense increased to $212.0 million, or 18.7% of net sales, for the fiscal year ended January 3, 2009 versus $208.0 million, or 17.3% of net sales, for the 2007 fiscal year. Selling, general and administrative expense for the fiscal year ended January 3, 2009 includes a loss upon the disposal of assets other than by sale of $1.8 million, while selling, general and administrative expense for the 2007 fiscal year includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target and $1.0 million of tax restructuring costs. Excluding these items, selling, general and administrative expense for the fiscal year ended January 3, 2009 increased $5.0 million compared to the 2007 fiscal year. The increase in selling, general and administrative expense was due primarily to increased bad debt expense of $4.7 million and increased building and truck lease expenses of $2.1 million in the Company’s supply center network, partially offset by decreases in EBITDA-based incentive compensation programs of $3.0 million. Income from operations was $61.0 million for the fiscal year ended January 3, 2009 compared to $96.2 million for the 2007 fiscal year.
Interest expense of $24.3 million for the year ended January 3, 2009 and $27.9 million for the year ended December 29, 2007 consisted primarily of interest expense on the 9 3/4% notes, the Company’s prior credit facility, the new ABL Facility, and amortization of deferred financing costs. The decrease in interest expense was primarily due to lower overall borrowings under the credit facilities and decreased interest rates during 2008, partially offset by the write-off of $1.3 million of deferred financing costs in 2008.
The income tax provision for the year ended January 3, 2009 reflects an effective income tax rate of 39.2%, compared to an effective income tax rate of 42.1% for the 2007 fiscal year. The decrease in the effective income tax rate in 2008 is primarily due to a reduction in the Canadian corporate tax rates, along with a higher percentage of Canadian income.
Net income was $21.2 million for the year ended January 3, 2009 compared to net income of $39.7 million for the year ended December 29, 2007.
EBITDA was $81.9 million for the fiscal year ended January 3, 2009 compared to EBITDA of $118.5 million for the fiscal year ended December 29, 2007. For the fiscal year ended January 3, 2009, adjusted EBITDA was $86.9 million compared to adjusted EBITDA of $121.8 million for the 2007 fiscal year. Adjusted EBITDA for the 2008 fiscal year excludes manufacturing restructuring costs of $2.6 million, loss upon the disposal of assets other than by sale of $1.8 million and $0.5 million of amortization related to prepaid management fees. Adjusted EBITDA for the 2007 fiscal year excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $1.0 million of tax restructuring costs and $0.5 million of amortization related to prepaid management fees.

YEAR ENDED DECEMBER 29, 2007 COMPARED TO YEAR ENDED DECEMBER 30, 2006
Net sales decreased 3.7% to $1,204.1 million for the year ended December 29, 2007 compared to $1,250.1 million for the 2006 fiscal year primarily due to lower sales volumes in the Company’s vinyl siding operations, partially offset by growth in third party manufactured product sales from expanded product offerings and the benefit from a stronger Canadian dollar. Compared to the 2006 fiscal year, vinyl window unit volumes were relatively unchanged, while vinyl siding unit volumes decreased by 13%, which was comprised of a decrease in U.S. vinyl siding unit volumes of 18% due to the negative economic factors surrounding the U.S. housing market, partially offset by an increase in Canadian vinyl siding unit volumes of 9% due to a strong economy in the Western provinces during the period.
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
Selling, general and administrative expense increased to $208.0 million, or 17.3% of net sales, for the fiscal year ended December 29, 2007 versus $203.8 million, or 16.3% of net sales, for the 2006 fiscal year. Selling, general and administrative expense for the fiscal year ended December 29, 2007 includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, and $1.0 million of tax restructuring costs, while selling, general and administrative expense for the fiscal year ended December 30, 2006 includes $2.1 million of separation costs related to the resignation of the Company’s former Chief Executive Officer. Excluding these costs, selling, general and administrative expense for the fiscal year ended December 29, 2007 increased $3.4 million compared to the 2006 fiscal year. The increase in selling, general and administrative expense was due primarily to increased consulting expenses of $4.1 million associated with the Company’s cost reduction initiatives in its manufacturing operations, increased marketing expenses of $1.0 million, increased building and truck lease expenses in the Company’s supply center network of $1.4 million, and the translation impact on Canadian expenses of $2.0 million, offset partially by cost savings associated with headcount reductions implemented in the prior year of $2.9 million, along with decreases in EBITDA-based incentive compensation programs of $1.2 million. Income from operations was $96.2 million for the fiscal year ended December 29, 2007 compared to $95.1 million for the 2006 fiscal year.
The Company implemented headcount reductions in the fourth quarter of 2006 in response to difficult market conditions. Also, the Company identified cost savings opportunities in its procurement function, particularly for raw materials and third party manufactured products, labor efficiency projects within its window operations and additional savings opportunities within its logistics network. As a result of these initiatives, the Company achieved over $20 million of cost savings during the year ended December 29, 2007, of which $2.9 million, representing a portion of the headcount reductions, is included in selling, general and administrative expense, with the remaining savings included in cost of sales.
Interest expense of $27.9 million for the year ended December 29, 2007 and $32.4 million for the year ended December 30, 2006 consisted primarily of interest expense on the 9 3/4% notes, term loan and revolving loans under the prior credit facility and amortization of deferred financing costs. The decrease in interest expense was primarily due to lower overall borrowings on the term loan under the Company’s prior credit facility.
The income tax provision for the year ended December 29, 2007 reflects an effective income tax rate of 42.1%, compared to an effective income tax rate of 47.5% for the 2006 fiscal year. The decrease in the effective income tax rate in 2007 is primarily due to an improved ability to utilize foreign tax credits to offset the taxes due on earnings from the Company’s Canadian subsidiary and a benefit from the settlement of uncertain tax positions during 2007.

Net income was $39.7 million for the year ended December 29, 2007 compared to net income of $33.3 million for the year ended December 30, 2006.
EBITDA was $118.5 million for the fiscal year ended December 29, 2007 compared to EBITDA of $118.0 million for the fiscal year ended December 30, 2006. For the fiscal year ended December 29, 2007, adjusted EBITDA was $121.8 million compared to adjusted EBITDA of $123.9 million for the 2006 fiscal year. Adjusted EBITDA for the 2007 fiscal year excludes separation costs of $0.7 million related to the resignation of the Company’s former Chief Operating Officer, $1.2 million of transaction costs relating to an unsuccessful bid for an acquisition target, $1.0 million of tax restructuring costs and $0.5 million of amortization related to prepaid management fees. Adjusted EBITDA for the 2006 fiscal year excludes separation costs of $2.1 million related to the resignation of the Company’s former Chief Executive Officer, a $3.4 million impairment charge on certain long-lived assets, $0.5 million of amortization related to prepaid management fees, non-cash stock compensation expense of less than $0.1 million, and a gain of $0.1 million associated with the sale of the Company’s former manufacturing facility in Freeport, Texas.
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
Quarterly sales and operating profit data for the Company in 2008 and 2007 are shown in the tables below (in thousands):

	Three Months Ended
	March 29	June 28	September 27	January 3
2008
Net sales	$200,878	$314,812	$342,678	$275,588
Gross profit	44,613	78,992	86,586	64,658
Selling, general and administrative expenses (1)	50,128	52,862	55,898	53,137
Income (loss) from operations	(6,360)	25,192	30,688	11,521
Net income (loss)	(7,753)	12,041	15,490	1,458

	Three Months Ended
	March 31	June 30	September 29	December 29
2007
Net sales	$218,164	$337,951	$349,603	$298,338
Gross profit	47,716	91,066	91,557	73,878
Selling, general and administrative expenses (2)	49,100	53,244	53,128	52,529
Income (loss) from operations	(1,384)	37,822	38,429	21,349
Net income (loss)	(4,638)	17,019	17,399	9,875

(1)	Selling, general and administrative expenses include $1.8 million of a loss upon the disposal of assets other than by sale during the second quarter of fiscal 2008.

(2)	Selling, general and administrative expenses includes $0.7 million of separation costs related to the resignation of the Company’s former Chief Operating Officer during the first quarter of fiscal 2007, $1.2 million of transaction costs during the third quarter of fiscal 2007, and $1.0 million of tax restructuring costs during the fourth quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES
The following sets forth a summary of the Company’s cash flows for 2008, 2007 and 2006 (in thousands):

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Net cash provided by operating activities	$16,262	$71,351	$68,300
Net cash used in investing activities	(11,473)	(13,175)	(11,740)
Net cash used in financing activities	(18,682)	(53,018)	(53,863)
CASH FLOWS
At January 3, 2009, the Company had cash and cash equivalents of $6.7 million and available borrowing capacity of approximately $88.9 million under its new asset-based credit facility. See "- Description of the Company’s Outstanding Indebtedness” for further details of the Company’s new credit facility. As of January 3, 2009, the Company had letters of credit outstanding of $6.5 million primarily securing deductibles of various insurance policies.
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities was $16.3 million for the year ended January 3, 2009 compared to $71.4 million for the same period in 2007. Accounts receivable was a source of cash of $5.7 million for the year ended January 3, 2009 compared to a use of cash of $2.2 million for the same period in 2007 resulting in a net increase in cash flows of $7.9 million, which was primarily due to decreased sales levels during 2008. Inventory was a use of cash of $13.5 million for the year ended January 3, 2009, versus a source of cash of $3.6 million for the year ended December 29, 2007, resulting in a net decrease in cash flows of $17.1 million, which was primarily due to higher commodity costs experienced throughout most of 2008. Accounts payable and accrued liabilities were a use of cash of $27.2 million and $4.0 million for the years ended January 3, 2009 and December 29, 2007, respectively, resulting in a net decrease in cash flows of $23.2 million. The change is primarily due to the timing of payments to vendors as a result of the timing of when inventory levels were built, including the impact of the build of inventory to prepare for the Company’s distribution center in Ashtabula, Ohio and new distribution strategy, as well as the recent decline of commodity prices toward the end of 2008.
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
CASH FLOWS FROM INVESTING ACTIVITIES
For the year ended January 3, 2009, net cash used in investing activities included capital expenditures of $11.5 million. Capital expenditures in 2008 were primarily to improve capacity at the Company’s vinyl siding manufacturing operations and to improve manufacturing capacity at the Company’s window facilities.
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
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities for the year ended January 3, 2009 included repayments of $61.0 million of term debt under the Company’s prior credit facility, borrowings of $56.0 million under the Company’s new ABL Facility, payments for financing costs of $5.4 million for the ABL Facility and dividend payments of $8.3 million. The dividends were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
Net cash used in financing activities for the year ended December 29, 2007 included repayments of $45.0 million of term debt under the Company’s prior credit facility and dividend payments of $8.0 million. The dividends were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
Net cash used in financing activities for the year ended December 30, 2006 included repayments of $46.0 million of term debt under the Company’s prior credit facility, dividend payments of $7.7 million and payments for financing costs of $0.1 million. The dividends were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payments on its 13 5/8% notes.
For 2009, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on the Company’s ABL Facility.
DESCRIPTION OF THE COMPANY’S OUTSTANDING INDEBTEDNESS
ABL Facility
General. On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility.
The obligations of the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers under the ABL Facility, are jointly and severally guaranteed by Holdings and by the Company’s wholly-owned domestic subsidiaries, Gentek Holdings, LLC and Alside, Inc. Such obligations and guaranties are also secured by (i) a security interest in substantially all of the owned real and personal assets (tangible and intangible) of the Company, Holdings, Gentek Building Products, Inc., Gentek Holdings, LLC and Alside, Inc. and (ii) a pledge of up to 66 2/3% of the voting stock of Gentek Building Products Limited. The obligations of Gentek Building Products Limited are further secured by a security interest in its owned real and personal assets (tangible and intangible).
The ABL Facility replaced the Company’s then-existing $265.0 million credit facility, which included a $175.0 million term loan facility and $90.0 million revolving credit facility (including a $20.0 million Canadian subfacility). The initial draw under the ABL Facility at closing was $65.9 million, which included repayment of the outstanding balance under the term loan facility of $61.0 million and payments of costs associated with the ABL Facility of $4.9 million. As of January 3, 2009, there was $56.0 million drawn under the ABL Facility and $88.9 million available for additional borrowing. The following description of certain terms of the ABL Facility is qualified in its entirety by reference to the Loan and Security Agreement dated October 3, 2008, which is an exhibit to this Annual Report on Form 10-K.

The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a U.S. or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 2.50% to 3.50%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on October 3, 2013, except in the event that the Company’s obligations under its 9 3/4% notes due 2012 remain outstanding as of the date six months prior to their stated maturity, April 15, 2012, in which case the ABL Facility will be due and payable on October 15, 2011. As of January 3, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 4.3%, and the average per annum interest rate applicable for the period from October 3, 2008 through January 3, 2009 was 5.1%.
The Company’s borrowing base under the ABL facility, for each of the U.S. and Canadian facilities, is generally equal to (A) 85% of eligible accounts receivable plus (B) the lesser of (i) the sum of (x) 50% of the value of eligible raw materials inventory, other than painted coil, plus (y) the lesser of 35% of the value of painted coil and $2.5 million plus (z) 60% of the value of finished goods inventory, and (ii) 85% of the net orderly liquidation value of eligible inventory, plus (C) the lesser of fixed asset availability and $24.8 million (for the U.S. facility) or $9.0 million (for the Canadian facility), minus (D) attributable reserves. Fixed asset availability is generally defined as equal to 85% of the net orderly liquidation value of eligible equipment plus 70% of the appraised fair market value of eligible real property; provided that such amount decreases by a fixed amount each month. The Company’s borrowing base will fluctuate during the course of the year based on a variety of factors impacting the Company’s level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. The Company’s peak selling season is typically May through October. As of January 3, 2009, the Company’s borrowing base was $151.5 million, which was based on the borrowing base calculation utilizing November month end account balances.
Covenants. The ABL Facility contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of Holdings, the Company and its subsidiaries to: (i) merge or consolidate with, or sell equity interests, indebtedness or assets to, a third party; (ii) wind up, liquidate or dissolve; (iii) create liens or other encumbrances on assets; (iv) incur additional indebtedness or make payments in respect of existing indebtedness; (v) make loans, investments and acquisitions; (vi) make certain restricted payments; (vii) enter into transactions with affiliates; (viii) engage in any business other than the business engaged in by the Company at the time of entry into the ABL Facility; and (ix) incur restrictions on its subsidiaries’ ability to make distributions to Holdings or the Company or transfer or encumber its subsidiaries’ assets. The ABL Facility also requires the Company to obtain an unqualified audit opinion from its independent registered public accounting firm on its consolidated financial statements for each fiscal year.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of January 3, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and, as of the date of and after giving effect to the making the restricted payment:
•	excess availability under the ABL Facility exceeds $45.0 million for the total facility, and $24.8 million and $9.0 million for the U.S. and Canadian facilities, respectively, if the fixed asset availability (as defined) is greater than zero; or if the fixed asset availability is equal to zero, $33.8 million for the total facility, and $20.6 million and $7.5 million for the U.S. and Canadian facilities, respectively;

•	the consolidated EBITDA (as defined under the ABL Facility) of Holdings and its subsidiaries in the most recent fiscal quarter for which financial statements have been delivered (or, if such quarter is the first fiscal quarter of Holdings and its subsidiaries of such year, then the fiscal quarter immediately preceding such quarter) is at least 50% of the consolidated EBITDA of such entities for the same quarter in the prior year; and

•	no default has occurred and is continuing under the ABL facility.
Excess availability is generally defined under the ABL Facility as the difference between the borrowing base and the outstanding obligations of the borrowers (as such obligations are adjusted for changes in the level of reserves and certain other short term payables). During the year ended January 3, 2009, Holdings and the Company were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant. For the fourth quarter of 2008, the consolidated EBITDA of Holdings and its subsidiaries, as determined in accordance with the ABL Facility, exceeded 50% of the consolidated EBITDA for the fourth quarter of 2007.
The Company’s excess availability under the ABL Facility was $88.9 million as of January 3, 2009. The excess availability will fluctuate throughout the course of the year based on a variety of factors impacting the Company’s borrowing base and outstanding borrowings and other obligations. The borrowing base and the level of outstanding borrowings and other obligations are impacted by the seasonality of the Company’s business, as sales and earnings are typically lower during the first quarter of each year, while working capital requirements increase prior to the peak selling season as inventories are built in advance of the peak selling season.
Events of Default. Events of default under the ABL Facility include: (i) nonpayment of principal or interest; (ii) failure to comply with covenants, subject to applicable grace periods; (iii) defaults on indebtedness in excess of $7.5 million; (iv) change of control events; (v) certain events of bankruptcy, insolvency or reorganization; (vi) any material provision of any ABL Facility document ceasing to be valid, binding and enforceable or any assertion of such invalidity; (vii) a guarantor denying, disaffirming or otherwise failing to perform its obligations under its guaranty; (viii) any event of default under any other document related to the ABL Facility; and (ix) certain undischarged judgments or decrees for the payment of money, certain ERISA events, and certain Canadian tax events, in each case in excess of specified thresholds.
If an event of default occurs and is continuing, amounts outstanding under the ABL Facility may be accelerated upon notice, in which case the obligations of the lenders to make loans and arrange for letters of credit under the ABL Facility would cease. If an event of default relates to certain events of bankruptcy, insolvency or reorganization of Holdings, the Company, or the other borrowers and guarantors under the ABL Facility, the payment obligations of the borrowers under the ABL Facility will become automatically due and payable without any further action required.
9 3/4% Notes
General. The Company has $165.0 million in aggregate principal amount of its 9 3/4% senior subordinated notes due 2012 outstanding. The 9 3/4% notes, which mature on April 15, 2012, pay interest semi-annually on April 15th and October 15th. The 9 3/4% notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness (as defined in the indenture relating to the 9 3/4% notes) and senior in right of payment to any current or future indebtedness of the Company that is made subordinated to the 9 3/4% notes. The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products Inc. and Alside, Inc. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes. The 9 3/4% notes are redeemable at the Company’s option, currently at a redemption price of 103.250% plus accrued and unpaid interest to the redemption date. This redemption price declines to 101.625% on April 15, 2009, and declines further to 100% on April 15, 2010 for the remaining life of the notes. The following description of certain terms of the 9 3/4% notes is qualified in its entirety by reference to the Indenture dated April 23, 2002, as supplemented by the Supplemental Indentures thereto dated May 10, 2002 and August 29, 2003, and the form of 9 3/4% Senior Subordinated Note due 2012, which are exhibits to this Annual Report on Form 10-K.

Covenants. The indenture governing the 9 3/4% notes contains covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of the Company and of certain restricted subsidiaries: (i) to incur additional indebtedness unless the Company meets a 2 to 1 consolidated coverage ratio test, or as permitted under specified available baskets; (ii) to make restricted payments; (iii) to incur restrictions on subsidiaries’ ability to make distributions or transfer assets to the Company; (iv) to sell assets or stock of subsidiaries; (v) to enter into transactions with affiliates; and (vi) to merge or consolidate with, or sell all or substantially all assets to, a third party or undergo a change of control.
Under the restricted payments covenant in the 9 3/4% notes indenture, the Company and its restricted subsidiaries cannot, subject to specified exceptions, make restricted payments unless: (i) the amount available for distribution of restricted payments under the 9 3/4% notes indenture (the “restricted payments basket”) exceeds the aggregate amount of the proposed restricted payment; (ii) the Company is not in default under the 9 3/4% notes indenture; and (iii) the consolidated coverage ratio of the Company exceeds 2 to 1. Consolidated coverage ratio is defined in the 9 3/4% notes indenture as the ratio of the Company’s EBITDA to consolidated interest expense (each as defined in the 9 3/4% notes indenture). Restricted payments and net losses erode the restricted payment basket, while net income (by a factor of 50%), proceeds from equity issuances, and proceeds from investments and returns of capital increase the restricted payment basket. Restricted payments include paying dividends or making other distributions in respect of the Company’s capital stock, purchasing, redeeming or otherwise acquiring capital stock or subordinated indebtedness of the Company and making investments.
At January 3, 2009, the amount of the restricted payments basket under the 9 3/4% notes indenture, net of restricted payments made through that date, was approximately $88 million. The Company’s ability to make restricted payments under the 9 3/4% notes indenture is subject to compliance with the other conditions to making restricted payments provided for in the 9 3/4% notes indenture, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends.
Events of default. The 9 3/4% notes indenture provides for the following events of default: (i) default in the payment of interest, continued for 30 days; (ii) default in the payment of principal when due; (iii) failure by the Company to comply with its covenants in the 9 3/4% notes indenture, subject to applicable grace periods; (iv) payment default after maturity, or acceleration following other defaults with respect to, indebtedness of the Company or any significant subsidiary exceeding $10.0 million; (v) certain events of bankruptcy, insolvency or reorganization; (vi) certain undischarged judgments or decrees for the payment of money exceeding a specified threshold; and (vii) any guaranty of the 9 3/4% notes by a subsidiary of the Company ceasing to be in full force and effect for 30 days after notice or any such guarantor denying or disaffirming its obligations under its guaranty.
If an event of default occurs, the trustee or holders of 25% or more in aggregate principal amount of the notes may accelerate the notes. If an event of default relates to certain events of bankruptcy, insolvency or reorganization, the notes will automatically accelerate without any further action required by the trustee or holders of the notes.
Change of control. In the event of a change of control (as defined) of the Company, holders of the 9 3/4% notes have the right to require the Company to repurchase their notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest to the repurchase date.
Parent Company Indebtedness
The Company’s indirect parent entities AMH and AMH II are holding companies with no independent operations. As of January 3, 2009, AMH had $438.1 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrues at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2009. AMH II has outstanding $86.7 million in aggregate principal amount, including accreted interest, of its 13 5/8% notes due 2014. Through January 31, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash on the 13 5/8% notes, with the remaining 3 5/8% paid either in cash or by the issuance of additional 13 5/8% notes, at the election of AMH II. After January 31, 2010, the full 13 5/8% interest will be payable in cash. In addition, on January 31, 2010, AMH II is required to redeem a principal amount of approximately $15.0 million of notes in order to prevent the notes from being treated as having “significant original issue discount” for tax purposes. The Company is a restricted subsidiary under each of the indentures for the 11 1/4% notes and the 13 5/8% notes, and is therefore subject to the covenants and events of default described therein. Covenants and events of default with respect to the 11 1/4% notes and the 13 5/8% notes are generally similar to those provided for in the 9 3/4% notes indenture. Total AMH II debt outstanding, including that of its consolidated subsidiaries, was approximately $745.8 million as of January 3, 2009.
Because AMH and AMH II have no independent operations, they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11 1/4% notes, and AMH II is similarly dependent on AMH’s ability to further upstream payments in order to service its obligations under the 13 5/8% notes. If the Company were unable to generate sufficient earnings, or were precluded from making restricted payments, either under its debt agreements or pursuant to statutory limitations on the payment of dividends, it would not be able to dividend or otherwise upstream sufficient funds to AMH to permit AMH to service its 11 1/4% notes. Similarly, if AMH did not have sufficient access to earnings of the Company, or were likewise precluded from making restricted payments, it would not be able to dividend or otherwise upstream sufficient funds to AMH II to allow AMH II to service its 13 5/8% notes. Under such scenarios, either or both of AMH or AMH II would have to find alternative sources of liquidity to meet their respective obligations under the 11 1/4% and 13 5/8% notes.
If the Company were unable to meet its indebtedness obligations with respect to the ABL Facility or the 9 3/4% notes, or if either of AMH or AMH II were not able to meet its indebtedness obligations under the 11 1/4% or 13 5/8% notes, as the case may be, or if an event of default were otherwise to occur with respect to any of such indebtedness obligations, and such indebtedness obligations could not be refinanced or amended to eliminate the default, then the lenders under the ABL Facility (in the case of an event of default under that facility) or the holders of the applicable series of notes (in the case of an event of default under those notes) could declare the applicable indebtedness obligations due and payable and exercise any remedies available to them. Any event of default under the 9 3/4% notes could in turn trigger a cross-default under the ABL Facility, and any acceleration of the ABL Facility, the 9 3/4% notes or AMH’s 11 1/4% notes could, in turn, result in an event of default under the other indebtedness obligations of the relevant obligor on such indebtedness and its parent companies, allowing the holders of such indebtedness likewise to declare all such indebtedness obligations due and payable and exercise any remedies available to them.
POTENTIAL IMPLICATIONS OF CURRENT TRENDS AND CONDITIONS IN THE BUILDING PRODUCTS INDUSTRY ON THE COMPANY’S LIQUIDITY AND CAPITAL RESOURCES
As discussed above, AMH is required to begin paying cash interest on its outstanding 11 1/4% notes on September 1, 2009, and AMH II is required to begin paying additional cash interest on and to redeem $15.0 million of principal of its 13 5/8% notes in 2010. The Company believes its cash flows from operations and its borrowing capacity under the ABL Facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital, as well as pay dividends or make other upstream payments sufficient for both AMH and AMH II to be able to service their respective debt obligations, throughout 2009. However, as discussed under “— Overview” above, the building products industry continues to be negatively impacted by a weak housing market, with a number of factors contributing to lower current demand for the Company’s products, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these trends continue, the Company’s ability to generate cash sufficient to meet its existing indebtedness obligations could be adversely affected, and the Company could be required either to find alternate sources of liquidity or to refinance its existing indebtedness in order to avoid defaulting on its debt obligations.
Beyond 2009, the ability of the Company to generate sufficient funds and have sufficient restricted payments capability both to service its own debt obligations and to allow the Company to pay dividends or make other upstream payments sufficient for both AMH and AMH II to be able to service their respective increased obligations will be dependant in large part on the impact of building products industry conditions on the Company’s business, profitability and cash flows and on the ability of the Company and/or its parent companies to refinance its and/or their indebtedness. There can be no assurance that the Company, AMH and/or AMH II would be able to obtain any necessary consents or waivers in the event any of them is unable to service or were to otherwise default under their debt obligations, or that any of them would be able to successfully refinance their indebtedness. The ability to refinance any indebtedness may be made more difficult to the extent that current building products industry and credit market conditions continue to persist. The inability of any of the Company, AMH and/or AMH II to service or refinance its indebtedness would likely have a material adverse effect on each of the Company, AMH and AMH II.
For additional information regarding these and similar risks, see Item 1A. “Risk Factors.”

CONTRACTUAL OBLIGATIONS
The Company has commitments for maturities of long-term debt, obligations under defined benefit pension plans, and future minimum lease payments under noncancelable operating leases principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of the Company’s scheduled maturities of long-term debt, scheduled interest payments on the 9 3/4% notes, estimated required contributions to its defined benefit pension plans, and obligations for future minimum lease payments under non-cancelable operating leases at January 3, 2009 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
							After
	Total	2009	2010	2011	2012	2013	2013
Long-term debt (1)	$221,000	$—	$—	$56,000	$165,000	$—	$—
Interest payments on 9 3/4% notes	56,306	16,088	16,087	16,087	8,044	—	—
Operating leases (2)	129,449	32,273	24,907	19,270	16,679	12,970	23,350
Expected pension contributions (3)	33,718	5,468	7,261	7,265	6,931	6,793	—

(1)	Represents principal amounts, but not interest. The Company’s long-term debt consists of the outstanding balance under the ABL Facility as of January 3, 2009 and the 9 3/4% notes. See Note 7 to the consolidated financial statements.

(2)	For additional information on the Company’s operating leases, see Note 8 to the consolidated financial statements.

(3)	Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to the Company’s pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. The Company cannot reasonably estimate payments beyond 2013.
Net long-term deferred income tax liabilities as of January 3, 2009 were $46.4 million. This amount is not included in the contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, the Company believes scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. The Company has recorded reserves of approximately $29.4 million at January 3, 2009 related to warranties issued to homeowners. The Company estimates that approximately $7.3 million of payments will be made in 2009 to satisfy warranty obligations. However, the Company cannot reasonably estimate payments by year for 2010 and thereafter due to the nature of the obligations under these warranties.
There can be no assurance that the Company’s cash flow from operations, combined with additional borrowings under the ABL Facility, will be available in an amount sufficient to enable the Company to repay its indebtedness or to fund its other liquidity needs or planned capital expenditures. The Company may need to refinance all or a portion of its indebtedness on or before their respective maturities. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 8 to the consolidated financial statements.
At January 3, 2009, the Company had stand-by letters of credit of $6.5 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL Facility. Letters of credit are purchased guarantees that ensure the Company’s performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require the Company to make payments to third parties. In connection with certain facility leases, the Company may be required to indemnify its lessors for certain claims. Also, the Company may be required to indemnify its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. In 2008, the Company did not make any payments under any of these indemnification provisions or guarantees, and the Company has not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
RELATED PARTY TRANSACTIONS
The Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services, for which the Company paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for each of the years ended January 3, 2009, December 29, 2007, and December 30, 2006, which are included in selling, general and administrative expenses in the consolidated statements of operations.
The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.9 million, $0.8 million and $0.8 million of management fees to Harvest Partners for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
As of January 3, 2009 and December 29, 2007, the Company has a payable to its indirect parent companies totaling approximately $9.3 million and $5.0 million, respectively. The balances outstanding with its indirect parent companies relates primarily to amounts owed under the Company’s tax sharing agreement with its indirect parent companies, which include the Company on their consolidated tax return, totaling $13.2 million and $8.9 million at January 3, 2009 and December 29, 2007, respectively, offset by $3.9 million of amounts due for fees paid by the Company on behalf of its indirect parent companies in connection with their formation.
During the year ended December 30, 2006, the Company entered into two separate independent consultant agreements with Dana R. Snyder, a director and former interim Chief Executive Officer, to provide advice on commercial and market strategies as well as product positioning, as well as an interim employment agreement related to Mr. Snyder’s services as interim Chief Executive Officer. Total fees paid to Mr. Snyder under these agreements totaled $375,000 for the year ended December 30, 2006, which are included in selling, general and administrative expenses in the consolidated statements of operations.

For additional information on related party transactions, see Item 13. “Certain Relationships and Related Transactions” and Note 2 to the consolidated financial statements.
EFFECTS OF INFLATION
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers. The Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this may cause downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At January 3, 2009, the Company had no raw material hedge contracts in place.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:
Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3	Unobservable inputs for the asset or liability.
The adoption of the effective portions of SFAS No. 157 in 2008 did not have a material effect on the Company’s consolidated financial statements.
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
The Company offers certain sales incentives to customers who become eligible based on the level of purchases made during the calendar year and are accrued as earned throughout the year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, the Company does not receive an identifiable benefit in exchange for the consideration, and therefore, the Company characterizes the volume rebate to the customer as a reduction of revenue in the Company’s consolidated statement of operations.
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

Inventories. The Company values its inventories at the lower of cost (first-in, first-out) or market value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value as of the reporting date. Market value is estimated based on the inventories’ current replacement costs by purchase or production; however, market value shall not exceed net realizable value or be lower than net realizable value less normal profit margins. The market and net realizable values of inventory require estimates and judgments based on the Company’s historical write-down experience, anticipated write-downs based on future merchandising plans and consumer demand, seasonal considerations, current market conditions and expected industry trends. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s estimates of market value generally are not sensitive to management assumptions. Replacement costs and net realizable values are based on actual recent purchase and selling prices, respectively. The Company believes that its average days of inventory on hand indicates that market value declines are not a significant risk and that the Company does not maintain excess levels of inventory. In addition, the Company believes that its cost of inventories are recoverable as the Company’s realized gross profit margins have remained consistent with historical periods and management currently expects margins to generally remain in-line with historical results.
Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives must be reviewed for impairment annually or when factors indicating impairment are present. Management performs the goodwill impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital (herein referred to as the discount rate). The goodwill resulting from the April 2002 merger transaction was solely related to the Company’s Alside division, while the goodwill related to the August 2003 acquisition of Gentek Holdings, LLC was solely related to the acquired entity. Accordingly, the Company maintains two reporting units for purposes of the SFAS No. 142 goodwill impairment test.
The valuation analysis requires significant judgments and estimates to be made by management, primarily regarding expected growth rates, the terminal EBITDA multiple and the discount rate. Expected growth rates were determined based on internally developed forecasts considering future financial plans of the Company. The terminal EBITDA multiple was established based on an analysis of comparable public companies’ debt-free multiples and recent comparable market transaction multiples as determined by an independent valuation. The discount rate used was estimated based on an analysis of comparable companies’ weighted average costs of capital which considered market assumptions obtained from independent sources. Estimates could be materially impacted by factors such as specific industry conditions and changes in growth trends. The assumptions used were management’s best estimates based on projected results and market conditions as of the date of testing.
The discounted cash flow model used to determine fair value for the goodwill analysis is most sensitive to the discount rate and EBITDA multiple assumptions. A sensitivity analysis was performed on these factors for both reporting units and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 81% or the terminal EBITDA multiple used could decrease by 37% and both reporting units’ estimated fair values would still exceed their carrying values. As a result, both reporting units would continue to pass Step 1 of the impairment analysis which did not indicate potential goodwill impairment.
In accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company also performs an impairment analysis over its intangible assets annually or when factors indicating impairment are present. There were no indicators of impairment noted in 2008 that would require an impairment analysis to be performed over the Company’s definite useful lived intangible assets. The discounted cash flow model used to determine fair value of the Company’s indefinite useful lived intangible assets is most sensitive to the discount rate assumption. A sensitivity analysis was performed on this factor for all indefinite useful lived intangible assets and it was determined, assuming all other assumptions remain constant, that the discount rate used could be increased by a factor of 53% and none of the indefinite useful lived intangible assets would be impaired.
Given the significant amount of goodwill and other intangible assets as a result of the April 2002 merger transaction and the August 2003 acquisition of Gentek, any future impairment of goodwill and other intangible assets could have an adverse effect on the Company’s results of operations and financial position.
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
CERTAIN FORWARD-LOOKING STATEMENTS
All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building and remodeling industries, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and spending, and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in its ABL Facility and indenture governing its 9 3/4% notes;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	the ability of the Company and its parent companies to refinance indebtedness when required;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in unanticipated warranty or product liability claims;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels; and

•	the other factors discussed under Item 1A. “Risk Factors” and elsewhere in this report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 2.50% to 3.50%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At January 3, 2009, the Company had borrowings outstanding of $56.0 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.6 million.
The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. The fair value of the 9 3/4% notes at January 3, 2009 was $129.9 million based upon their quoted market price.
FOREIGN CURRENCY EXCHANGE RATE RISK
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At January 3, 2009, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at January 3, 2009 was immaterial.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member of
Associated Materials, LLC
We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Associated Materials, LLC and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for the three years in the period ended January 3, 2009 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” effective December 30, 2006.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 31, 2009

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 3,	December 29,
	2009	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,709	$21,603
Accounts receivable, net of allowance for doubtful accounts of $13,160 at January 3, 2009 and $9,363 at December 29, 2007	116,878	138,653
Inventories	141,170	137,015
Deferred income taxes	12,183	9,983
Prepaid expenses	10,486	11,686

Total current assets	287,426	318,940
Property, plant and equipment, net	115,156	133,531
Goodwill	231,358	231,213
Other intangible assets, net	99,131	102,424
Other assets	12,218	7,831

Total assets	$745,289	$793,939

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$54,520	$80,082
Payable to parent	9,326	5,029
Accrued liabilities	54,449	64,618
Income taxes payable	6,982	11,661

Total current liabilities	125,277	161,390
Deferred income taxes	46,427	50,837
Other liabilities	53,655	47,615
Long-term debt	221,000	226,000
Commitments and contingencies
Member’s equity:
Membership interest	233,750	233,750
Accumulated other comprehensive income (loss)	(14,913)	7,179
Retained earnings	80,093	67,168

Total member’s equity	298,930	308,097

Total liabilities and member’s equity	$745,289	$793,939

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Net sales	$1,133,956	$1,204,056	$1,250,054
Cost of sales	859,107	899,839	947,776

Gross profit	274,849	304,217	302,278
Selling, general and administrative expenses	212,025	208,001	203,844
Manufacturing restructuring costs	1,783	—	—
Impairment of long-lived assets	—	—	3,423
Facility closure costs, net	—	—	(92)

Income from operations	61,041	96,216	95,103
Interest expense, net	24,307	27,943	32,413
Foreign currency (gain) loss	1,809	(227)	(703)

Income before income taxes	34,925	68,500	63,393
Income taxes	13,689	28,845	30,096

Net income	$21,236	$39,655	$33,297

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
						Other
				Capital in		Comprehensive	Total
	Common Stock		Member’s	Excess	Retained	Income	Member’s
	Shares	Amount	Interest	Of Par	Earnings	(Loss)	Equity
Balance at January 1, 2006	—	$—	$—	$233,723	$9,969	$809	$244,501
Comprehensive income:
Net income	—	—	—	—	33,297	—	33,297
Minimum pension liability adjustment, prior to adoption of SFAS No. 158	—	—	—	—	—	1,237	1,237
Foreign currency translation adjustments	—	—	—	—	—	(991)	(991)

Total comprehensive income							33,543

Effect of adoption of SFAS No. 158	—	—	—	—	—	(4,262)	(4,262)
Stock option compensation	—	—	—	27	—	—	27
Dividends to parent company	—	—	—	—	(7,735)	—	(7,735)

Balance at December 30, 2006	—	—	—	233,750	35,531	(3,207)	266,074

Comprehensive income:
Net income	—	—	—	—	39,655	—	39,655
Unrecognized prior service cost and net loss	—	—	—	—	—	(755)	(755)
Foreign currency translation adjustments	—	—	—	—	—	11,141	11,141

Total comprehensive income							50,041

Conversion to limited liability corporation	—	—	233,750	(233,750)	—	—	—
Dividends to parent company	—	—	—	—	(8,018)	—	(8,018)

Balance at December 29, 2007	—	—	233,750	—	67,168	7,179	308,097

Comprehensive income:
Net income	—	—	—	—	21,236	—	21,236
Unrecognized prior service cost and net loss	—	—	—	—	—	(5,477)	(5,477)
Foreign currency translation adjustments	—	—	—	—	—	(16,615)	(16,615)

Total comprehensive loss							(856)

Dividends to parent company	—	—	—	—	(8,311)	—	(8,311)

Balance at January 3, 2009	—	$—	$233,750	$—	$80,093	$(14,913)	$298,930

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
OPERATING ACTIVITIES
Net income	$21,236	$39,655	$33,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,698	22,062	22,147
Deferred income taxes	(2,408)	(1,310)	3,022
Provision for losses on accounts receivable	8,000	3,316	3,043
(Gain) loss on sale or disposal of assets other than by sale	2,060	481	(315)
Impairment of long-lived assets	—	—	3,423
Stock option compensation expense	—	—	27
Non-cash portion of manufacturing restructuring costs	1,577	—	—
Amortization of deferred financing costs	3,358	3,406	4,206
Amortization of management fee	500	500	500
Changes in operating assets and liabilities, adjusted for the effects of the acquisition of supply center:
Accounts receivable	5,679	(2,168)	9,005
Inventories	(13,532)	3,619	(1,002)
Prepaid expenses	(391)	(2,134)	471
Accounts payable	(18,642)	(2,474)	(19,406)
Accrued liabilities	(8,567)	(1,487)	7,133
Income taxes receivable/payable	(430)	7,576	4,511
Other assets	(1,739)	1,516	(572)
Other liabilities	(3,137)	(1,207)	(1,190)

Net cash provided by operating activities	16,262	71,351	68,300

INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,498)	(12,393)	(14,648)
Acquisition of supply center	—	(801)	—
Proceeds from sale of assets	25	19	2,908

Net cash used in investing activities	(11,473)	(13,175)	(11,740)

FINANCING ACTIVITIES
Borrowings under ABL Facility	56,000	—	—
Repayments of term loan	(61,000)	(45,000)	(46,000)
Financing costs	(5,371)	—	(128)
Dividends paid	(8,311)	(8,018)	(7,735)

Net cash used in financing activities	(18,682)	(53,018)	(53,863)

Effect of exchange rate changes on cash	(1,001)	1,430	18

Net increase (decrease) in cash	(14,894)	6,588	2,715
Cash at beginning of period	21,603	15,015	12,300

Cash at end of period	$6,709	$21,603	$15,015

Supplemental Information:
Cash paid for interest	$21,091	$24,741	$28,649

Cash paid for income taxes	$16,860	$22,594	$22,423

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
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2008, 2007, and 2006 fiscal years ended on January 3, 2009, December 29, 2007, and December 30, 2006, respectively. The fiscal year ended January 3, 2009 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2008. The fiscal years ended December 29, 2007 and December 30, 2006 included 52 weeks of operations.
Certain prior period amounts reported within Notes 3 and 13 have been reclassified to conform to the current year presentation.
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
REVENUE RECOGNITION
The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its Company owned supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. In 2008, the Company had one customer that accounted for approximately 11% of the Company’s total net sales. No individual customer accounted for 10% or more of the Company’s total net sales during 2007 or 2006. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete. The Company collects sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to the Company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.

The Company offers certain sales incentives to customers who become eligible based on the level of purchases made during the calendar year and are accrued as earned throughout the year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, the Company does not receive an identifiable benefit in exchange for the consideration, and therefore, the Company characterizes the volume rebate to the customer as a reduction of revenue in the Company’s consolidated statement of operations.
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

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Balance at beginning of period	$9,363	$8,698	$8,567
Provision for losses	8,000	3,316	3,043
Losses sustained (net of recoveries)	(4,203)	(2,651)	(2,912)

Balance at end of period	$13,160	$9,363	$8,698

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
The Company has a contract with its resin supplier through December 2011 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could meet its requirements for vinyl resin on commercially acceptable terms.
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
GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”. The impairment test is conducted using a fair-value based approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company conducted its impairment test as of September 27, 2008 noting no impairment to its goodwill or other intangible assets with indefinite lives. Refer to Note 4 for additional discussion of the impairment of intangible assets with indefinite lives recorded during 2006.
PRODUCT WARRANTY COSTS AND SERVICE RETURNS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. An independent actuary assists the Company in determining reserve amounts related to significant product failures. The provision for warranties is reported within cost of sales in the consolidated statements of operations.
A reconciliation of warranty reserve activity is as follows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006 (in thousands):

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Balance at the beginning of the year	$28,684	$25,035	$21,739
Provision for warranties issued	8,658	12,395	11,307
Claims paid	(6,922)	(9,570)	(7,993)
Foreign currency translation	(995)	824	(18)

Balance at the end of the year	$29,425	$28,684	$25,035

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. At the beginning of its 2007 fiscal year, the Company began applying the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” for measuring and recognizing tax benefits associated with uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

DERIVATIVES AND HEDGING ACTIVITIES
In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss on the accompanying consolidated statements of operations. At January 3, 2009, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at January 3, 2009 was immaterial.
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
COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For products manufactured by the Company, cost of sales includes the purchase cost of raw materials, net of vendor rebates, payroll and benefit costs for direct and indirect labor incurred at the Company’s manufacturing locations including purchasing, receiving and inspection, inbound freight charges, freight charges to deliver product to the Company’s supply centers, and freight charges to deliver product to the Company’s independent distributor and dealer customers. It also includes all variable and fixed costs incurred to operate and maintain the manufacturing locations and machinery and equipment, such as lease costs, repairs and maintenance, utilities and depreciation. For third party manufactured products, which are sold through the Company’s supply centers such as roofing materials, insulation and installation equipment and tools, cost of sales includes the purchase cost of the product, net of vendor rebates, as well as inbound freight charges.
Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of selling, general and administrative expenses for each of the years ended January 3, 2009, December 29, 2007, and December 30, 2006 were less than 1% of net sales. Shipping and handling costs included in selling, general and administrative expense totaled approximately $28.9 million, $35.1 million and $32.3 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.
LEASE OBLIGATIONS
Lease expense for certain operating leases that have escalating rentals over the term of the lease is recorded on a straight-line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accrued liabilities in the consolidated balance sheets. Capital improvements that may be required to make a building suitable for the Company’s use are incurred by the landlords and are made prior to the Company having control of the property (lease commencement date), and are therefore, incorporated into the determination of the lease rental rate.

MARKETING AND ADVERTISING
The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $13.2 million, $12.3 million and $11.0 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Marketing materials included in prepaid expenses were $2.9 million and $2.8 million at January 3, 2009 and December 29, 2007, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	Unobservable inputs for the asset or liability.
The adoption of the effective portions of SFAS No. 157 in 2008 did not have a material effect on the Company’s consolidated financial statements.
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

2. RELATED PARTIES
The Company entered into a management advisory agreement with Investcorp International Inc. (“III”) for management advisory, strategic planning and consulting services, for which the Company paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The Company expenses the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for each of the years ended January 3, 2009, December 29, 2007, and December 30, 2006, which is included in selling, general and administrative expenses in the consolidated statements of operations.
The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners receives an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee is adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.9 million, $0.8 million and $0.8 million of management fees to Harvest Partners for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provides that Harvest Partners will receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees will be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that becomes payable under the amended management agreement after December 22, 2004 will be shared equally by Harvest Partners and III. The management agreement has a term of five years from its date of execution and will automatically be renewed on a yearly basis, beginning in 2004, unless otherwise specified by Harvest Partners.
As of January 3, 2009 and December 29, 2007, the Company has a payable to its indirect parent companies totaling approximately $9.3 million and $5.0 million, respectively. The balances outstanding with its indirect parent companies relates primarily to amounts owed under the Company’s tax sharing agreement with its indirect parent companies, which include the Company on their consolidated tax return, totaling $13.2 million and $8.9 million at January 3, 2009 and December 29, 2007, respectively, offset by $3.9 million of amounts due for fees paid by the Company on behalf of its indirect parent companies in connection with their formation.
During the year ended December 30, 2006, the Company entered into two separate independent consultant agreements with Dana R. Snyder, a director and former interim Chief Executive Officer, to provide advice on commercial and market strategies as well as product positioning, as well as an interim employment agreement related to Mr. Snyder’s services as interim Chief Executive Officer. Total fees paid to Mr. Snyder under these agreements totaled $375,000 for the year ended December 30, 2006, which are included in selling, general and administrative expenses in the consolidated statements of operations.
3. INVENTORIES
Inventories consist of (in thousands):

	January 3,	December 29,
	2009	2007
Raw materials	$25,779	$28,706
Work-in-progress	17,316	13,993
Finished goods and purchased stock	98,075	94,316

	$141,170	$137,015

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.4 million as of January 3, 2009 consists of $194.8 million from the April 2002 merger transaction and $36.6 million from the acquisition of Gentek. Goodwill of $231.2 million as of December 29, 2007 consists of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek. The impact of foreign currency translation increased the carrying value of Gentek goodwill by approximately $0.2 million in 2008. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average	January 3, 2009			December 29, 2007
	Amortization			Net			Net
	Period		Accumulated	Carrying		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$12,187	$95,893	$108,080	$10,283	$97,797
Patents	10	6,230	4,160	2,070	6,230	3,540	2,690
Customer base	7	4,836	3,668	1,168	5,298	3,361	1,937

Total other intangible assets		$119,146	$20,015	$99,131	$119,608	$17,184	$102,424

The Company has determined that trademarks and trade names totaling $80.0 million as of January 3, 2009 and December 29, 2007 (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives and are tested for impairment at least annually. During 2006, the Company recognized an impairment charge of $1.2 million against its other intangible assets, which is included within the impairment of long-lived assets on the accompanying consolidated statement of operations. The Company performed its impairment analysis in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As the result of declining revenues for vinyl fence and rail products utilizing the UltraGuard® trademark (which was previously determined to have an indefinite life) and related patent technology, and the projected future revenues for these products, the UltraGuard® trademark and patent technology were concluded to be impaired as their carrying values exceeded their estimated fair value by approximately $1.0 million for the trademark and approximately $0.2 million for the patents. In estimating fair value, the Company used the relief from royalty method in valuing the trademark and a discounted cash flow method in valuing the patents. The Company determined that the UltraGuard® trademark no longer has an indefinite useful life and began to amortize the remaining carrying value over its estimated remaining useful life.
Amortization expense related to other intangible assets was approximately $3.2 million, $3.4 million, and $3.2 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. The foreign currency translation impact on accumulated amortization of intangibles was approximately $0.4 million in 2008. Amortization expense for fiscal years 2009, 2010, 2011, 2012 and 2013 is estimated to be $3.1 million, $2.7 million, $2.7 million, $2.2 million and $1.9 million, respectively.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	January 3,	December 29,
	2009	2007
Land	$5,533	$6,191
Buildings	54,239	57,327
Machinery and equipment	135,831	145,876
Construction in process	1,065	4,567

	196,668	213,961
Less accumulated depreciation	81,512	80,430

	$115,156	$133,531

During 2008, the Company enhanced its controls surrounding the physical verification of property, plant and equipment and recorded a $1.8 million loss upon disposal of assets other than by sale. The loss is reported within selling, general and administrative expenses on the accompanying consolidated statement of operations.
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
Depreciation expense was approximately $19.5 million, $18.7 million and $18.9 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.
6. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	January 3,	December 29,
	2009	2007
Employee compensation	$11,600	$17,247
Sales promotions and incentives	15,639	18,575
Warranty reserves	7,288	7,976
Employee benefits	6,314	6,280
Interest	3,461	3,611
Taxes other than income	3,507	3,727
Other	6,640	7,202

	$54,449	$64,618

Other liabilities consist of (in thousands):

	January 3,	December 29,
	2009	2007
Pensions and other postretirement plans	$29,291	$26,846
Warranty reserves	22,137	20,708
Other	2,227	61

	$53,655	$47,615

7. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	January 3,	December 29,
	2009	2007
9 3/4% notes	$165,000	$165,000
Borrowings under the ABL Facility	56,000	—
Term loan under prior credit facility	—	61,000

Total long-term debt	$221,000	$226,000

On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility.

The obligations of the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers under the ABL Facility, are jointly and severally guaranteed by Holdings and by the Company’s wholly-owned domestic subsidiaries, Gentek Holdings, LLC and Alside, Inc. Such obligations and guaranties are also secured by (i) a security interest in substantially all of the owned real and personal assets (tangible and intangible) of the Company, Holdings, Gentek Building Products, Inc., Gentek Holdings, LLC and Alside, Inc. and (ii) a pledge of up to 66 2/3% of the voting stock of Gentek Building Products Limited. The obligations of Gentek Building Products Limited are further secured by a security interest in its owned real and personal assets (tangible and intangible).
The ABL Facility replaced the Company’s then-existing $265.0 million credit facility, which included a $175.0 million term loan facility and $90.0 million revolving credit facility (including a $20.0 million Canadian subfacility). The initial draw under the ABL Facility at closing was $65.9 million, which included repayment of the outstanding balance under the term loan facility of $61.0 million and payments of costs associated with the ABL Facility of $4.9 million. As of January 3, 2009, there was $56.0 million drawn under the ABL Facility and $88.9 million available for additional borrowing.
The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a U.S. or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 2.50% to 3.50%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on October 3, 2013, except in the event that the Company’s obligations under its 9 3/4% notes due 2012 remain outstanding as of the date six months prior to their stated maturity, April 15, 2012, in which case the ABL Facility will be due and payable on October 15, 2011. As of January 3, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 4.3%, and the average per annum interest rate applicable for the period from October 3, 2008 through January 3, 2009 was 5.1%. The Company is required to pay a commitment fee of 0.50% per annum on any unused amounts under the ABL Facility.
The weighted average interest rate for borrowings under the ABL Facility and the Company’s prior credit facility were 5.6%, 7.8% and 7.5% for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. As of January 3, 2009, the Company had letters of credit outstanding of $6.5 million primarily securing deductibles of various insurance policies.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of January 3, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and certain EBITDA and availability thresholds are met. If an event of default under the ABL Facility occurs and is continuing, amounts outstanding under the ABL Facility may be accelerated upon notice, in which case the obligations of the lenders to make loans and arrange for letters of credit under the ABL Facility would cease. If an event of default relates to certain events of bankruptcy, insolvency or reorganization of Holdings, the Company, or the other borrowers and guarantors under the ABL Facility, the payment obligations of the borrowers under the ABL Facility will become automatically due and payable without any further action required.
The Company has $165.0 million in aggregate principal amount of its 9 3/4% senior subordinated notes due 2012 outstanding. The 9 3/4% notes, which mature on April 15, 2012, pay interest semi-annually on April 15th and October 15th. The 9 3/4% notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness (as defined in the indenture relating to the 9 3/4% notes) and senior in right of payment to any current or future indebtedness of the Company that is made subordinated to the 9 3/4% notes. The Company’s payment obligations under the 9 3/4% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products Inc. and Alside, Inc. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% notes. The 9 3/4% notes are redeemable at the Company’s option, currently at a redemption price of 103.250% plus accrued and unpaid interest to the redemption date. This redemption price declines to 101.625% on April 15, 2009, and declines further to 100% on April 15, 2010 for the remaining life of the notes.

The indenture governing the 9 3/4% notes contains restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. If an event of default occurs, the trustee or holders of 25% or more in aggregate principal amount of the notes may accelerate the notes. If an event of default relates to certain events of bankruptcy, insolvency or reorganization, the notes will automatically accelerate without any further action required by the trustee or holders of the notes.
The fair value of the 9 3/4% notes was $129.9 million and $168.3 million at January 3, 2009 and December 29, 2007, respectively. In accordance with SFAS No. 157, the fair value of the 9 3/4% notes was measured using Level 1 inputs of quoted prices in active markets as of the respective measurement dates.
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of January 3, 2009, AMH had $438.1 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrues at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2009. AMH II has outstanding $86.7 million in aggregate principal amount, including accreted interest, of its 13 5/8% notes due 2014. Through January 31, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash on the 13 5/8% notes, with the remaining 3 5/8% paid either in cash or by the issuance of additional 13 5/8% notes, at the election of AMH II. After January 31, 2010, the full 13 5/8% interest will be payable in cash. In addition, on January 31, 2010, AMH II is required to redeem a principal amount of approximately $15.0 million of notes in order to prevent the notes from being treated as having “significant original issue discount” for tax purposes. Total AMH II debt outstanding, including that of its consolidated subsidiaries, was approximately $745.8 million as of January 3, 2009.
AMH and AMH II have no independent operations, and as a result they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11 1/4% notes, and AMH II is similarly dependent on AMH’s ability to further upstream payments in order to service its obligations under the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. Furthermore, the terms of the indenture governing the 9 3/4% notes and ABL Facility significantly restrict the Company and its subsidiaries from paying dividends and otherwise transferring assets to AMH and the indenture governing AMH’s 11 1/4% notes further restricts AMH from making payments to AMH II. Delaware law may also restrict the Company and AMH’s ability to make certain distributions. If the Company is unable to distribute sufficient funds to AMH to allow AMH to make required payments on the 11 1/4% notes, or if AMH is unable to distribute sufficient funds to AMH II to allow AMH II to make required payments on the 13 5/8% notes, AMH or AMH II may be required to refinance all or a part of their indebtedness, borrow additional funds or seek additional capital. AMH or AMH II may not be able to refinance their indebtedness or borrow funds on acceptable terms.
If the Company were unable to meet its indebtedness obligations with respect to the ABL Facility or the 9 3/4% notes, or if either of AMH or AMH II, were not able to meet its indebtedness obligations under the 11 1/4% or 13 5/8% notes, as the case may be, or if an event of default were otherwise to occur with respect to any of such indebtedness obligations, and such indebtedness obligations could not be refinanced or amended to eliminate the default, then the lenders under the ABL Facility (in the case of an event of default under that facility) or the holders of the applicable series of notes (in the case of an event of default under those notes), could declare the applicable indebtedness obligations due and payable and exercise any remedies available to them. Any event of default under the 9 3/4% notes could in turn trigger a cross-default under the ABL Facility, and any acceleration of the ABL Facility, the 9 3/4% notes or the 11 1/4% notes could, in turn, result in an event of default under the other indebtedness obligations of the relevant obligor on such indebtedness and its parent companies, allowing the holders of such indebtedness likewise to declare all such indebtedness obligations due payable and exercise any remedies available to them.
In 2008, 2007 and 2006, the Company and its direct and indirect parent companies declared dividends of approximately $8.3 million, $8.0 million and $7.7 million, respectively, to AMH II to fund AMH II’s scheduled interest payment on its 13 5/8% notes. The Company declared a dividend of approximately $4.3 million in January 2009 and expects to declare an additional dividend in July 2009 of approximately $4.3 million to fund AMH II’s scheduled interest payments.
8. COMMITMENTS AND CONTINGENCIES
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2009	$32,273
2010	24,907
2011	19,270
2012	16,679
2013	12,970
Thereafter	23,350

Total future minimum lease payments	$129,449

Lease expense was approximately $37.2 million, $36.0 million and $34.4 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. The Company’s facility lease agreements typically contain renewal options.
As of January 3, 2009, approximately 20% of the Company’s employees are covered by collective bargaining agreements.
The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to the Company’s existing insurance coverage, is expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. From time to time, the Company is involved in proceedings and potential proceedings relating to environmental and product liability matters.
Certain environmental laws, including the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state laws, impose strict, and in certain circumstances, joint and several, liability upon specified responsible parties, which include certain former owners and operators of waste sites designated for clean up by environmental regulators. A facility in Lumber City, Georgia, initially owned by USX Corporation (“USX”), subsequently owned by the Company and then subsequently owned by Amercord, Inc., a company in which the Company held a minority interest, is subject to a Consent Order. The Consent Order was entered into by Amercord, Inc. with the Georgia Department of Natural Resources in 1994, and required Amercord, Inc. to conduct soil and groundwater investigation and perform required remediation. The Company was not a party to the Consent Order. Additionally, the Company believes that soil and groundwater in certain areas of the site (including the area of two industrial waste landfills) were being investigated by the United States Environmental Protection Agency (“EPA”) under CERCLA to determine whether remediation of those areas may be required and whether the site should be listed on the state or federal list of priority sites requiring remediation. Amercord, Inc. is no longer an operating entity and does not have adequate financial resources to perform any further investigation and remediation activities that may be required. If substantial remediation is required, claims may be made against the Company, which could result in material expenditures. If costs related to the remediation of this site are incurred, the Company and USX have agreed to share in those costs; however, there can be no assurance that USX can or will make the payments. Currently, it is not probable that the outcome of this matter will result in a liability to the Company, and further, the amount of liability cannot be reasonably estimated. The Company believes this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of $250,000 in a remediation funding source, $100,000 of which was provided by Gentek U.S. under a self-guaranty. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes that this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
The same Woodbridge, New Jersey facility was the subject of a prior investigation and remediation before NJDEP, under ISRA Case No. 94359. On February 1, 2000, NJDEP issued a “no further action” letter and covenant not to sue, relying in part on the establishment of a 60-year duration Classification Exception Area, or CEA and Wellhead Restriction Area, or WRA, for a discrete area of the facility. By reason of this approval, Gentek U.S. has certain responsibilities imposed by law and/or agreement to monitor the extent of contamination at the facility in the area of, and for the duration of, the CEA and WRA. On the basis that a “no further action” letter was issued, the Company believes that this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

The Company entered into a consent order dated August 25, 1992 with the EPA pertaining to corrective action requirements associated with the use of hazardous waste storage facilities at its Cuyahoga Falls, Ohio site location. In July 2005, the Company entered into an Administrative Order of Consent relative to the final corrective measures that are to be implemented at this site. On November 20, 2008, a “Corrective Action Complete with Controls” finding was issued by the EPA. The Company believes that USX, the former owner of the site, bears responsibility for substantially all of the direct costs of corrective action at the site under the relevant purchase contract terms and under statutory and common law. To date, USX has reimbursed the Company for substantially all of the direct costs of corrective action at the site. The Company expects that it will continue to be reimbursed by USX. Payments, however, may not continue to be made by USX or USX may not have adequate financial resources to fully reimburse the Company for these costs. The Company believes that any additional cost incurred that is not reimbursed by USX will not have a material adverse effect on its financial position, results of operations or liquidity.
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
9. INCOME TAXES
Income tax expense (benefit) for the periods presented consists of (in thousands):

	Years Ended
	January 3, 2009		December 29, 2007		December 30, 2006
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$7,060	$(2,358)	$16,024	$(2,419)	$13,348	$4,385
State	787	(38)	1,711	544	3,216	(775)
Foreign	8,250	(12)	12,420	565	10,510	(588)

	$16,097	$(2,408)	$30,155	$(1,310)	$27,074	$3,022

Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $6.5 million and $28.4 million, respectively, for the year ended January 3, 2009. Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $31.0 million and $37.5 million, respectively, for the year ended December 29, 2007. Income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled $33.9 million and $29.5 million, respectively, for the year ended December 30, 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	January 3,	December 29,
	2009	2007
Deferred tax assets:
Medical benefits	$2,120	$2,373
Bad debt expense	5,272	3,802
Pension and other postretirement plans	8,478	7,087
Inventory costs	1,832	1,854
Interest	890	1,691
Warranty costs	10,709	10,719
Net operating loss carryforward	554	1,786
Foreign tax credit carryforward	8,035	4,435
Accrued expenses and other	3,254	2,686
Valuation allowance	(8,035)	(4,435)

Total deferred tax assets	33,109	31,998

Deferred tax liabilities:
Depreciation	24,113	27,006
Intangible assets	38,250	39,536
Tax liability on unremitted foreign earnings	4,990	6,310

Total deferred tax liabilities	67,353	72,852

Net deferred tax liabilities	$(34,244)	$(40,854)

At January 3, 2009, the Company had gross unused federal and state net operating loss carryforwards of $0.4 million and $1.4 million, respectively, the tax benefit of which would be approximately $0.5 million at the current statutory rate. The federal net operating loss carryforward benefits begin to expire in 2017, however, the Company anticipates utilizing these over the next two years.
Management has determined, based on the available evidence, that it is uncertain whether foreign source income will be sufficient to recognize the deferred tax asset for the foreign tax credit carryforward. As a result, a valuation allowance of approximately $8.0 million has been recorded as of January 3, 2009.
The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	1.4	2.3	2.5
Tax liability on remitted and unremitted foreign earnings	6.8	7.3	10.3
Foreign rate differential	(2.2)	(0.2)	(0.4)
Other	(1.8)	(2.3)	0.1

Effective rate	39.2%	42.1%	47.5%

The Company intends to remit all current and future earnings of its foreign subsidiary to the U.S. parent. The Company recorded approximately $2.4 million, $5.0 million and $6.5 million in incremental income tax expense for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively, for the estimated U.S. income tax liability on the earnings of its foreign subsidiary, which will become payable when dividends are declared and paid to the U.S. parent. The cumulative amount of unremitted earnings prior to January 1, 2005 of the Company’s foreign subsidiary was $10.0 million as of January 3, 2009, which the Company has deemed indefinitely reinvested in its foreign operations and as a result no provision has been made for U.S. income taxes. The repatriation of these funds would result in approximately $0.5 million of incremental income tax expense.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” as of December 31, 2006, the beginning of its 2007 fiscal year. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	January 3,	December 29,
	2009	2007
Unrecognized tax benefits, beginning of year	$513	$1,596
Gross increases for tax positions of prior years	914	—
Gross decreases for tax positions of prior years	—	(874)
Settlements	(513)	(209)

Unrecognized tax benefits, end of year	$914	$513

As of January 3, 2009 and December 29, 2007, the Company had approximately $0.1 million and $0.9 million, respectively, of accrued interest related to uncertain tax positions.
The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $0.7 million and $0.6 million as of January 3, 2009 and December 29, 2007, respectively. The Company is currently undergoing examinations of its non-U.S. federal and certain state income tax returns. The final outcome of these reviews are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity. As of January 3, 2009, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2007, and to non-U.S. income tax examinations for the tax years of 2002 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2004 through 2007.
The Company and its subsidiaries are included in the consolidated income tax returns filed by AMH II, its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement with AMH II under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. Under the tax sharing agreement, the Company is able to reduce its current tax liability by the benefits generated by its direct and indirect parent companies. Accordingly, the Company’s current tax liability will be reduced by approximately $4.9 million from the amounts otherwise due if the Company had not been included in the consolidated income tax returns of AMH II for the year ended January 3, 2009.
10. MEMBER’S EQUITY
As discussed in Note 1, the Company is a wholly owned subsidiary of Holdings. On December 28, 2007, the Company converted from a Delaware corporation to a Delaware limited liability company. As part of the conversion, all of the then outstanding common stock of the Company was converted into a membership interest in the Company, whereby Holdings remained the sole equity holder of the Company. The Company’s membership interest primarily consists of $225.6 million of cash contributions, non-cash financing of approximately $5.0 million representing the fair value of stock options of the predecessor company held by certain employees that were converted into options of Holdings and $3.1 million related to the exercise of certain stock options including the related income tax benefits.
Prior to the conversion, the Company had the authority to issue 1,000 shares of $0.01 par value common stock, of which 100 shares were issued and outstanding at December 30, 2006.

The Company reports comprehensive income in its consolidated statement of member’s equity and comprehensive income. Comprehensive income includes net income and other non-owner changes in equity during the period. Comprehensive income for the year ended January 3, 2009 includes unrecognized prior service cost and net losses from the Company’s pension and postretirement benefit plans of approximately $5.5 million, which is net of related taxes of approximately $3.5 million, as well as foreign currency translation adjustments of approximately $16.6 million. Comprehensive income for the year ended December 29, 2007 includes unrecognized prior service cost and net losses from the Company’s pension and postretirement benefit plans of approximately $0.8 million, which is net of related taxes of approximately $0.2 million, as well as foreign currency translation adjustments of approximately $11.1 million. Comprehensive income for the year ended December 30, 2006 includes a minimum pension liability adjustment prior to the adoption of SFAS No. 158 of approximately $1.2 million, which is net of related taxes of approximately $0.8 million, as well as foreign currency translation adjustments of approximately $1.0 million.
As a result of the adoption of SFAS No. 158 on December 30, 2006, the Company recorded an adjustment to accumulated other comprehensive income (loss) related to its defined benefit pension plans and other postretirement plans of approximately $4.3 million, which is net of a related tax benefit of approximately $2.2 million. Refer to Note 14 for additional discussion of the adoption of SFAS No. 158. The components of accumulated other comprehensive income (loss) is as follows (in thousands):

	January 3,	December 29,	December 30,
	2009	2007	2006
Pension liability adjustments	$(17,940)	$(12,463)	$(11,708)
Foreign currency translation adjustments	3,027	19,642	8,501

Accumulated other comprehensive income (loss)	$(14,913)	$7,179	$(3,207)

11. STOCK PLANS
In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In March 2004, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The Board of Directors of AMH II administers the 2002 Plan and selects eligible executives, directors, and employees of, and consultants to, AMH and its affiliates, (including the Company), to receive options. The Board of Directors of AMH II also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. In 2002, the Board of Directors authorized 467,519 shares of common stock and 55,758 shares of preferred stock under this plan. An option holder may pay the exercise price of an option by any legal manner that the Board of Directors permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all outstanding time-vesting options become immediately fully exercisable, while the performance-based options may become immediately exercisable upon achievement of certain specified criteria. The Board of Directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the Board of Directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
Options granted under the 2002 Plan were granted at fair market value on the grant date and are exercisable under varying terms for up to ten years. The options outstanding under the 2002 Plan as of January 3, 2009, which were originally granted as options to purchase Holdings stock, allow option holders to purchase shares of AMH common stock at the fair market value on the date of grant, which vested over time.
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

Also, in December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan (“2004 Plan”). The Compensation Committee of the Board of Directors of AMH II administers the AMH II Plan and selects executives, other employees, directors of, and consultants to, AMH II and its affiliates, (including the Company), to receive options. The Compensation Committee will also determine what form the option will take, the numbers of shares, the exercise price (which shall not be less than fair market value), the periods for which the options will be outstanding, terms, conditions, performance criteria as well as certain other criteria. The total number of shares of common stock that may be delivered pursuant to options granted under the plan is 469,782 shares of AMH II non-voting common stock. Option holders generally may not transfer their options except in the event of their death. If AMH II undergoes a change in control, as defined in the 2004 Plan, the Compensation Committee in its discretion may provide that any outstanding option shall be accelerated and become immediately exercisable as to all or a portion of the shares of common stock. The Board of Directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the Board of Directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms.
Options granted in 2006 and 2005 under the 2004 Plan were granted at or above fair market value on the date of grant. These options to purchase shares of AMH II common stock will vest 100% on the eighth anniversary from the date of grant provided that the option vesting may be accelerated upon the occurrence of a liquidity event, as defined in the Plan, and the achievement of a specified internal rate of return on the funds invested by Investcorp. As discussed below, certain of these options were exchanged in 2008 for new options having different terms.
On January 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment”, which requires the Company to measure all employee stock-based compensation awards granted after January 1, 2006 using a fair value method and record the related expense in the financial statements. As a result of adopting the provisions of SFAS No. 123 (Revised), the Company’s income before taxes for the year ended December 30, 2006 was reduced by less than $0.1 million. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The adoption of SFAS No. 123 (Revised) did not have any impact on cash flows during the year ended December 30, 2006.
In May 2008, certain options previously issued to executive officers and certain employees of the Company under the 2002 Plan and the 2004 Plan were exchanged for new options providing for a lower exercise price and certain other modified terms. As a result of the exchange, options for an aggregate of 165,971 shares of AMH II common stock having a weighted average exercise price of $46.59 per share were exchanged for new options having an exercise price of $1.00 per share (which exercise price exceeded the fair market value on the date of grant). In addition, new option grants were issued to certain individuals who previously did not hold stock options. Approximately 35% of the new options issued vest ratably over a five year period (“time-based options”), subject to such time-based options immediately vesting upon a change of control, as defined in the 2004 Plan. The remainder of the new options become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by Investcorp and Harvest Partners in connection with the liquidity event; provided that if a liquidity event occurs on or prior to December 31, 2009, these options (together with the time-based options) will immediately vest without regard to realized investment returns. A liquidity event is generally defined as an initial public offering yielding at least $150.0 million of net proceeds or a sale to an unaffiliated third person of over 50% of the stock or assets of the Company. The number of shares underlying the new options is subject to adjustment in the event Investcorp converts its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion.
The exchange of options was treated as a modification of the terms of the original options in accordance with SFAS No. 123 (Revised). Upon adoption of SFAS No. 123 (Revised), the Company did not have any unrecognized compensation cost related to the original options that were exchanged. Based on the calculated fair value per option of $0.00 as determined at the date of grant for the 2008 option award, there was no incremental compensation expense between the fair value of the new options and the fair value of the original options on the date of modification.

Transactions during the years ended January 3, 2009, December 29, 2007, and December 30, 2006 under these plans are summarized below:

		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(years)
Options outstanding January 1, 2006	728,853	$41.33
Granted under 2004 Plan	25,117	5.00
Exercised	—	—
Expired or canceled	(244,958)	53.40

Options outstanding December 30, 2006	509,012	33.73
Granted under 2004 Plan	—	—
Exercised	—	—
Expired or canceled	(259,410)	27.72

Options outstanding December 29, 2007	249,602	39.97
Granted under 2004 Plan	287,455	1.00
Exercised	—	—
Share exchange	(165,971)	46.59
Expired or canceled	(5,499)	18.81

Options outstanding January 3, 2009	365,587	$6.64	8.6

Options exercisable January 3, 2009	35,245	$13.86	3.9

The total fair value of options vested during the years ended January 3, 2009, December 29, 2007, and December 30, 2006 was approximately $0.0 million, $0.1 million, and $0.1 million, respectively.
The weighted average fair value at date of grant for options granted during 2008 and 2006 was $0.00 and $1.07, respectively. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2008: dividend yield of 0.0%, a weighted-average risk free interest rate of 3.46%, an expected life of the option of 6.5 years, and expected volatility of 39.0%. The fair value of the options was estimated at the date of the grant using the Black-Scholes method with the following assumptions for 2006: dividend yield of 0.0%, a weighted-average risk free interest rate of 4.71%, an expected life of the option of 8 years, and expected volatility of 43.3%. The expected lives of the awards are based on historical exercise patterns and the terms of the options. The risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. Due to the fact that AMH II’s shares are not publicly traded, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. The expected dividend yield is based on the Company’s historical and expected future dividend policy.
12. MANUFACTURING RESTRUCTURING AND FACILITY CLOSURE COSTS
During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. The Company incurred expense of $1.8 million for the fiscal year ended January 3, 2009 associated with these restructuring efforts, which was comprised of asset impairment costs of $0.7 million, costs incurred to relocate manufacturing equipment of $0.7 million and costs associated with the transition of distribution operations of $0.4 million. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold during the second quarter of 2008. The Company’s previously announced plans to completely discontinue using the warehouse facility adjacent to the Ennis manufacturing plant prior to the end of 2008 are expected to conclude during the second quarter of 2009. At that time, the Company expects inventory levels in this warehouse facility to be depleted in order to facilitate an efficient consolidation, and the related lease costs associated with the discontinued use of the warehouse facility will be recorded as a final restructuring charge of approximately $6.8 million. The sublease assumption used in estimating the final restructuring charge has been revised during the fourth quarter of 2008 to reflect the current real estate market conditions in the Ennis, Texas area.

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
13. BUSINESS SEGMENTS
The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from customers outside the United States was approximately $249 million, $241 million and $221 million in 2008, 2007, and 2006, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $885 million, $963 million and $1,029 million in 2008, 2007, and 2006, respectively, was derived from U.S. customers. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Vinyl windows	$380,260	$410,164	$411,295
Vinyl siding products	254,563	285,303	327,961
Metal products	213,163	225,846	224,676
Third party manufactured products	210,633	205,445	194,126
Other products and services	75,337	77,298	91,996

	$1,133,956	$1,204,056	$1,250,054

At January 3, 2009, long-lived assets totaled approximately $33.7 million in Canada and $424.2 million in the U.S. At December 29, 2007, those amounts were $37.8 million and $437.2 million, respectively.
14. RETIREMENT PLANS
The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). Accrued pension liabilities are included in accrued and other long-term liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31.
The Company’s Alside division also sponsors an unfunded post-retirement healthcare plan which covers hourly workers at its former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. The annual cost of this plan was approximately $0.3 million, $0.3 million, and $0.4 million for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. The accumulated post-retirement benefit obligation associated with this plan was approximately $4.7 million and $5.2 million at January 3, 2009 and December 29, 2007, respectively. In determining the benefit obligation at January 3, 2009 and December 29, 2007, a discount rate of 6.31% and 5.64%, respectively, was assumed. The assumed health care cost trend at January 3, 2009 for 2009 was 9.00% for medical claims, 5.50% for dental claims and 8.00% for prescription drugs claims, with an ultimate trend rate for medical, dental and prescription drugs claims of 5.00% by 2017, 2010 and 2015, respectively. A 1% increase or decrease in the assumed health care cost trends would have resulted in a $0.4 million increase or decrease of the accumulated post-retirement benefit obligation at January 3, 2009.

On December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its pension and other postretirement plans, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income upon adoption of approximately $4.3 million, which was net of a related tax benefit of approximately $2.2 million, represented the net unrecognized actuarial losses and prior service costs which were previously netted against the plans’ funded status in the Company’s consolidated balance sheet. Under the provisions of SFAS No. 158, actuarial gains or losses or prior service costs that arise in subsequent periods which are not recognized as periodic pension cost in the same period are recognized as a component of other comprehensive income, net of tax.
The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations or cash flows for the year ended December 30, 2006, or for any prior periods presented. Had the Company not adopted the provisions of SFAS No. 158, it would have been required to recognize an additional minimum pension liability pursuant to the provisions of SFAS No. 87. The incremental effects of adoption of SFAS No. 158 on the Company’s financial position as of December 30, 2006 are presented in the following table.

	Prior to Adopting SFAS	Effect of SFAS No. 158	As Reported at December 30,
	No. 158	Adoption	2006
Other assets	$12,236	$(373)	$11,863
Accrued employee benefits	6,611	792	7,403
Pension and other postretirement plans	21,957	5,302	27,259
Current deferred income taxes	8,483	304	8,787
Long-term deferred income taxes	52,829	(1,901)	50,928
Accumulated other comprehensive income (loss)	1,055	(4,262)	(3,207)

Information regarding the Company’s defined benefit pension plans is as follows (in thousands):

	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Accumulated Benefit Obligation	$50,958	$34,836	$51,053	$49,716

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of year	$51,464	$57,188	$50,873	$46,746
Service cost	574	2,073	533	2,188
Interest cost	2,973	3,003	2,913	2,813
Plan amendments	27	—	190	—
Actuarial gain	(1,313)	(11,770)	(491)	(2,177)
Employee contributions	—	333	—	340
Benefits paid	(2,632)	(1,567)	(2,554)	(1,681)
Effect of foreign exchange	—	(10,042)	—	8,959

Projected benefit obligation at end of year	51,093	39,218	51,464	57,188

Change In Plan Assets
Fair value of assets at beginning of year	$40,712	$47,517	$39,813	$37,708
Actual return on plan assets	(9,430)	(6,764)	2,335	(229)
Employer contributions	3,296	3,914	1,118	4,049
Employee contributions	—	333	—	340
Benefits paid	(2,632)	(1,567)	(2,554)	(1,681)
Effect of foreign exchange	—	(8,665)	—	7,330

Fair value of assets at end of year	31,946	34,768	40,712	47,517

Funded status	$(19,147)	$(4,450)	$(10,752)	$(9,671)

The weighted average assumptions used to determine benefit obligations at December 31 are as follows:

	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans

Discount rate	6.28%	7.36%	5.93%	5.50%
Salary increases	3.75%	3.50%	3.75%	3.50%
Included in accumulated other comprehensive income (loss) at January 3, 2009 are actuarial gains or losses of approximately $17.4 million, which is net of tax of $10.8 million, and prior service costs of approximately $0.6 million, which is net of tax of $0.3 million, associated with the Company’s pension and other postretirement plans. Included in accumulated other comprehensive income (loss) at December 29, 2007 are actuarial gains or losses of approximately $11.9 million, which is net of tax of $7.3 million, and prior service costs of approximately $0.6 million, which is net of tax of $0.3 million. Approximately $1.0 million, which is net of tax of $0.6 million, of actuarial gains or losses and less than $0.1 million, which is net of tax, of prior service costs included in accumulated other comprehensive income are expected to be recognized in net periodic pension cost during the 2009 fiscal year.

The net periodic pension cost for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 are as follows (in thousands):

	2008		2007		2006
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$574	$2,073	$533	$2,188	$510	$2,007
Interest cost	2,972	3,003	2,913	2,813	2,784	2,404
Expected return on assets	(3,477)	(3,514)	(3,323)	(3,342)	(2,982)	(2,656)
Amortization of unrecognized:
Prior service cost	30	31	23	31	10	29
Cumulative net loss	572	96	635	19	851	40

Net periodic pension cost	$671	$1,689	$781	$1,709	$1,173	$1,824

The related weighted average assumptions used to determine net periodic pension cost for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 are as follows (in thousands):

	2008		2007		2006
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	5.94%	5.50%	5.76%	5.25%	5.50%	5.25%
Long-term rate of return on assets	8.50%	7.00%	8.50%	7.75%	8.50%	7.75%
Salary increases	3.75%	3.50%	3.75%	3.50%	3.75%	3.50%
In determining the expected long-term rate of return on assets, the Company considers the historical market and portfolio rates of return, asset allocations and expectations on future rates of return.
Plan assets by category for the plans as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
ASSET ALLOCATIONS
Equity securities	54%	58%	61%	58%
Debt securities	38%	37%	34%	35%
Other	8%	5%	5%	7%

Total	100%	100%	100%	100%

Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% to 65% equities and 35% to 40% debt securities. The target allocations for the Foreign Plans are 55% to 60% equities, 35% to 40% debt securities and up to 10% short term fixed securities. The portfolios are periodically rebalanced when significant differences occur from target.
Estimated future benefit payments are as follows (in thousands):

	Domestic	Foreign
	Plans	Plans
2009	$2,447	$1,345
2010	2,530	1,586
2011	2,682	1,808
2012	2,904	1,990
2013	3,113	2,106
2014 — 2018	18,070	16,554

The recent decline in current market conditions has resulted in decreased valuations of the Company’s pension plan assets. Based on actuarial valuations and current pension funding legislation, the Company does not currently anticipate significant changes to current cash contribution levels in 2009. The Company expects to make $2.3 million and $3.2 million of contributions to the Domestic and Foreign Plans, respectively, in 2009. However, the Company currently anticipates additional cash contributions will be required in 2010 to avoid certain funding-based benefit limitations as required under current pension law. Although a continued decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
The actuarial valuations require significant estimates and assumptions to be made by management, primarily the funding interest rate, discount rate and expected long-term return on plan assets. These assumptions are all susceptible to changes in market conditions. The funding interest rate and discount rate are based on representative bond yield curves maintained and monitored by an independent third party. In determining the expected long-term rate of return on plan assets, the Company considers historical market and portfolio rates of return, asset allocations and expectations of future rates of return.
Considering fiscal 2008 results, the table below provides a sensitivity analysis of the impact the significant assumptions would have on fiscal 2009 pension expense and funding requirements (in thousands):

	Percentage	Effect on Fiscal Year 2009
	Point	Annual	Cash
Assumption	Change	Expense	Contributions

Domestic Plans
Funding interest rate	+/- 100 basis point	$14 / $(24)	$(263) / $407
Discount rate	+/- 100 basis point	(406) / 477	— / —
Long-term rate of return on assets	+/- 100 basis point	(311) / 311	— / —

Foreign Plans
Funding interest rate	+/- 100 basis point	— / —	(224) / 308
Discount rate	+/- 100 basis point	(434) / 694	— / —
Long-term rate of return on assets	+/- 100 basis point	(411) / 411	— / —
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions up to 4% of eligible compensation in both the United States and Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were approximately $2.8 million, $2.7 million, and $2.6 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2009
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,964	$97	$1,648	$—	$6,709
Accounts receivable, net	82,479	13,251	21,148	—	116,878
Intercompany receivables	—	57,426	7,742	(65,168)	—
Inventories	92,802	14,892	33,476	—	141,170
Income taxes receivable	—	—	1,057	(1,057)	—
Deferred income taxes	9,196	2,482	505	—	12,183
Prepaid expenses	7,887	1,194	1,405	—	10,486

Total current assets	197,328	89,342	66,981	(66,225)	287,426
Property, plant and equipment, net	80,567	2,975	31,614	—	115,156
Goodwill	194,814	36,544	—	—	231,358
Other intangible assets, net	88,828	9,970	333	—	99,131
Investment in subsidiaries	169,112	65,508	—	(234,620)	—
Other assets	10,448	19	1,751	—	12,218

Total assets	$741,097	$204,358	$100,679	$(300,845)	$745,289

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$32,150	$5,191	$17,179	$—	$54,520
Intercompany payables	65,168	—	—	(65,168)	—
Payable to parent	9,326	—	—	—	9,326
Accrued liabilities	37,030	9,252	8,167	—	54,449
Income taxes payable	6,494	1,545	—	(1,057)	6,982

Total current liabilities	150,168	15,988	25,346	(66,225)	125,277
Deferred income taxes	40,710	3,486	2,231	—	46,427
Other liabilities	30,289	15,772	7,594	—	53,655
Long-term debt	221,000	—	—	—	221,000
Member’s equity	298,930	169,112	65,508	(234,620)	298,930

Total liabilities and member’s equity	$741,097	$204,358	$100,679	$(300,845)	$745,289

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 3, 2009
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$792,190	$217,002	$315,171	$(190,407)	$1,133,956
Cost of sales	596,894	208,886	243,734	(190,407)	859,107

Gross profit	195,296	8,116	71,437	—	274,849
Selling, general and administrative expense	161,443	10,374	40,208	—	212,025
Manufacturing restructuring costs	1,133	—	650	—	1,783

Income (loss) from operations	32,720	(2,258)	30,579	—	61,041
Interest expense (income), net	23,978	(12)	341	—	24,307
Foreign currency loss	—	—	1,809	—	1,809

Income (loss) before income taxes	8,742	(2,246)	28,429	—	34,925
Income taxes	2,811	2,601	8,277	—	13,689

Income (loss) before equity income from subsidiaries	5,931	(4,847)	20,152	—	21,236
Equity income from subsidiaries	15,305	20,152	—	(35,457)	—

Net income	$21,236	$15,305	$20,152	$(35,457)	$21,236

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 3, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$11,763	$(1,539)	$6,038	$16,262

Investing Activities
Additions to property, plant and equipment	(6,773)	(217)	(4,508)	(11,498)
Proceeds from sale of assets	20	5	—	25

Net cash used in investing activities	(6,753)	(212)	(4,508)	(11,473)

Financing Activities
Borrowings under the ABL Facility	56,000	—	—	56,000
Repayments of term loan	(61,000)	—	—	(61,000)
Dividends	(8,311)	8,873	(8,873)	(8,311)
Financing costs	(3,913)	—	(1,458)	(5,371)
Intercompany transactions	10,771	(7,396)	(3,375)	—

Net cash provided by (used in) financing activities	(6,453)	1,477	(13,706)	(18,682)

Effect of exchange rate changes on cash	—	—	(1,001)	(1,001)
Net decrease in cash	(1,443)	(274)	(13,177)	(14,894)
Cash at beginning of period	6,407	371	14,825	21,603

Cash at end of period	$4,964	$97	$1,648	$6,709

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,407	$371	$14,825	$—	$21,603
Accounts receivable, net	92,314	17,999	28,340	—	138,653
Intercompany receivables	—	33,341	21,052	(54,393)	—
Inventories	85,876	14,083	37,056	—	137,015
Income taxes receivable	—	3,375	—	(3,375)	—
Deferred income taxes	6,886	2,674	423	—	9,983
Prepaid expenses	8,683	878	2,125	—	11,686

Total current assets	200,166	72,721	103,821	(57,768)	318,940
Property, plant and equipment, net	92,920	3,592	37,019	—	133,531
Goodwill	194,814	36,399	—	—	231,213
Other intangible assets, net	91,098	10,559	767	—	102,424
Investment in subsidiaries	170,682	86,692	—	(257,374)	—
Other assets	7,831	—	—	—	7,831

Total assets	$757,511	$209,963	$141,607	$(315,142)	$793,939

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$42,268	$9,981	$27,833	$—	$80,082
Intercompany payables	54,393	—	—	(54,393)	—
Payable to parent	5,029	—	—	—	5,029
Accrued liabilities	43,299	11,476	9,843	—	64,618
Income taxes payable	13,573	—	1,463	(3,375)	11,661

Total current liabilities	158,562	21,457	39,139	(57,768)	161,390
Deferred income taxes	44,126	4,316	2,395	—	50,837
Other liabilities	20,726	13,508	13,381	—	47,615
Long-term debt	226,000	—	—	—	226,000
Member’s equity	308,097	170,682	86,692	(257,374)	308,097

Total liabilities and member’s equity	$757,511	$209,963	$141,607	$(315,142)	$793,939

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 29, 2007
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$840,742	$216,378	$312,217	$(165,281)	$1,204,056
Cost of sales	621,439	203,620	240,061	(165,281)	899,839

Gross profit	219,303	12,758	72,156	—	304,217
Selling, general and administrative expense	155,549	17,777	34,675	—	208,001

Income (loss) from operations	63,754	(5,019)	37,481	—	96,216
Interest expense, net	27,645	69	229	—	27,943
Foreign currency gain	—	—	(227)	—	(227)

Income (loss) before income taxes	36,109	(5,088)	37,479	—	68,500
Income taxes	12,699	3,161	12,985	—	28,845

Income (loss) before equity income from subsidiaries	23,410	(8,249)	24,494	—	39,655
Equity income from subsidiaries	16,245	24,494	—	(40,739)	—

Net income	$39,655	$16,245	$24,494	$(40,739)	$39,655

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended December 30, 2006
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Elimination	Consolidated
Net sales	$883,676	$241,894	$291,423	$(166,939)	$1,250,054
Cost of sales	655,071	226,360	233,284	(166,939)	947,776

Gross profit	228,605	15,534	58,139	—	302,278
Selling, general and administrative expense	157,264	18,111	28,469	—	203,844
Impairment of long-lived assets	3,423	—	—	—	3,423
Facility closure costs, net	(92)	—	—	—	(92)

Income (loss) from operations	68,010	(2,577)	29,670	—	95,103
Interest expense, net	31,540	—	873	—	32,413
Foreign currency gain	—	—	(703)	—	(703)

Income (loss) before income taxes	36,470	(2,577)	29,500	—	63,393
Income taxes	13,967	6,207	9,922	—	30,096

Income (loss) before equity income from subsidiaries	22,503	(8,784)	19,578	—	33,297
Equity income from subsidiaries	10,794	19,578	—	(30,372)	—

Net income	$33,297	$10,794	$19,578	$(30,372)	$33,297

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
The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of January 3, 2009.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about the Board of Directors of AMH II and the Company’s executive officers.

Name	Age	Position(s)
Thomas N. Chieffe	51	President and Chief Executive Officer
Warren J. Arthur	41	Senior Vice President, Operations
Cynthia L. Sobe	41	Vice President-Chief Financial Officer, Treasurer and Secretary
Robert M. Franco	55	President of Alside Supply Centers
John F. Haumesser	44	Vice President of Human Resources
Lars C. Haegg	43	Director, Chairman of the Audit Committee
Ira D. Kleinman	52	Director, Chairman of the Board of Directors
Kevin C. Nickelberry	38	Director
Dana R. Snyder	62	Director and Former Interim President and Chief Executive Officer
Dennis W. Vollmershausen	65	Director
Christopher D. Whalen	34	Director
Through its indirect ownership of the Company’s membership interest, the Board of Directors of AMH II controls the actions taken by the Company. With the conversion to a limited liability company in December 2007, the Company no longer maintains a separate Board of Directors. AMH II’s directors are elected on an annual basis, with terms expiring as of the annual meeting of AMH II stockholders. All of the officers serve at the discretion of AMH II’s Board of Directors. Set forth below is a brief description of the business experience of the directors and executive officers as of March 20, 2009.
Thomas N. Chieffe, Age 51. Mr. Chieffe joined the Company in October 2006 as the Company’s President and Chief Executive Officer and was also appointed director of AMH II. Prior to joining the Company, Mr. Chieffe worked for Masco Corporation from 1993 to 2006 in various leadership positions, including Group Vice President, Retail Cabinets, from 2005 to 2006, President and Chief Executive Officer of Kraftmaid Cabinetry, Inc., from 2001 to 2005, General Manager of Kraftmaid from 1999 to 2001, Executive Vice President of Operations for Kraftmaid from 1996 to 1999, and Group Controller from 1993 to 1996. Mr. Chieffe also serves as a director for Monessen Hearth Systems.
Warren J. Arthur, 41. Mr. Arthur has been Senior Vice President, Operations of the Company since March 2008. Mr. Arthur joined the Company in 2006 as Vice President — Purchasing and Supply Chain. Prior to joining the Company, Mr. Arthur worked for Laminate Technologies Corporation from January 2006 to November 2006 as its Chief Operating Officer and for Masco Corporation’s Retail Cabinet Group from 1994 to 2005 in various positions, last serving as its Vice President of Purchasing.
Cynthia L. Sobe, Age 41. Ms. Sobe has been Vice President-Chief Financial Officer, Treasurer and Secretary of the Company since February 2008. Ms. Sobe joined the Company in 2001 and served as Vice President-Corporate Controller until October 2005 and Vice President-Finance until February 2008. Prior to joining the Company, Ms. Sobe was employed by Jo-Ann Stores, Inc. where she served in various financial positions.
Robert M. Franco, Age 55. Mr. Franco joined the Company in 2002 as President of Alside Supply Centers. Prior to joining the Company, Mr. Franco was most recently Vice President of the Exterior Systems Business of Owens-Corning, Inc., where he had worked in a variety of key management positions for over twenty years.
John F. Haumesser, Age 44. Mr. Haumesser joined the Company in February 2001 as Vice President of Human Resources. Prior to joining the Company, Mr. Haumesser was Director of Human Resources for the North American Building Products Division of Pilkington, PLC. Prior to joining Pilkington, Mr. Haumesser held a series of human resources and manufacturing management roles at Case Corporation and the Aluminum Company of America.

Lars C. Haegg, Age 43. Mr. Haegg has been director of AMH II since December 16, 2008. Mr. Haegg is a Managing Director of Investcorp. Mr. Haegg is also a member of the Audit Committee and Compensation Committee of the Board of Directors.
Ira D. Kleinman, Age 52. Mr. Kleinman has been a director of the Company since 2002. Mr. Kleinman has also been a director of AMH II since December 2004. Mr. Kleinman has been a General Partner of Harvest Partners for more than seven years.
Kevin C. Nickelberry, Age 38. Mr. Nickelberry has been a director of AMH II since January 2007. Mr. Nickelberry has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since 2003. Mr. Nickelberry is currently a principal with the New York Office of Investcorp. Prior to joining Investcorp, Mr. Nickelberry held positions at JPMorgan Partners and Goldman, Sachs and Co. Mr. Nickelberry is also a director of Stratus Technologies Inc. and Polyconcept Holding, BV.
Dana R. Snyder, Age 62. Mr. Snyder has been a director of AMH II since December 2004. From July through September 2006, Mr. Snyder served as the Company’s Interim President and Chief Executive Officer. Mr. Snyder is currently serving as an advisory director of Investcorp. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation.
Dennis W. Vollmershausen, Age 65. Mr. Vollmershausen has been a director of the Company since 2002. Mr. Vollmershausen has also been a director of AMH II since December 2004. He has also been a director of Wesruth Investments Limited since 1990 and a director of Madill Equipment Inc. from 2004 through February 2008. Previously, he served as the President, Chief Executive Officer and director of Lund International Holdings, Inc., a manufacturer, marketer and distributor of aftermarket accessories for the automotive market, until 2007 and Champion Road Machinery, Ltd., a manufacturer of construction equipment, until 1997. Mr. Vollmershausen also served as the Chairman of the Board of London Machinery, Inc. from 1989 to 2005.
Christopher D. Whalen, Age 34. Mr. Whalen has been director of AMH II since December 8, 2008. Mr. Whalen is a Principal of Harvest Partners, where he has worked since 1999. Previously, Mr. Whalen held a position at Lehman Brothers, Inc.
AUDIT COMMITTEE
The members of the audit committee are appointed by AMH II’s Board of Directors. AMH II’s audit committee currently consists of Lars Haegg, Ira Kleinman and Dennis Vollmershausen. Mr. Vollmershausen is considered a financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the SEC. Mr. Haegg serves as the chairman of the audit committee. Mr. Vollmershausen is an independent member of the committee, as that term is defined under The Nasdaq Stock Market listing requirements. The Company is not an “issuer” as defined under the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange. The Company believes the experience and education of the directors on its audit committee qualifies them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, the Company’s internal controls and procedures for financial reporting, and the Company’s compliance with applicable provisions of the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the audit committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
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
The Company’s key performance indicator is adjusted EBITDA. The Company and its shareholders utilize adjusted EBITDA as the primary measure of the Company’s financial performance. Accordingly, the Company’s compensation programs are designed to reward executives for driving growth of the Company’s adjusted EBITDA, which the Company believes corresponds to the enhancement of equity value. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization as well as certain management fees paid to its private equity sponsors, transaction costs, and non-recurring or extraordinary items. Adjusted EBITDA is synonymous with the defined term “EBITDA”, which is used in the employment agreements for the executives, provided that “EBITDA”, as compared to adjusted EBITDA, may be subject to additional adjustments as made in good faith by the Board of Directors. For purposes of the discussion within the Compensation Discussion and Analysis and the executive compensation disclosures, EBITDA has the meaning as defined in the employment agreements.
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
Annual Incentive Bonus
For 2008, the executives’ annual incentive bonuses were solely determined as a percentage of base salary based on the achievement of defined EBITDA hurdles. Each year the Board of Directors establishes EBITDA hurdles, including a threshold, target and maximum hurdle. The EBITDA hurdles are determined by the Board of Directors, giving consideration to the prior year performance of the Company, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. If actual EBITDA is between either the threshold and target hurdles or the target and maximum hurdles, linear interpolation is used to calculate the incentive bonus payout. The Board of Directors may, at its discretion, allow adjustments to EBITDA for non-recurring or unusual amounts, which may not otherwise be included as an adjustment to derive the Company’s adjusted EBITDA as presented elsewhere in this Annual Report on Form 10-K. For 2008, the Company’s EBITDA was below the threshold, therefore not generating a bonus payout. In recognition of the Company’s performance in 2008, the Compensation Committee of the Board of Directors elected to grant a discretionary bonus to management. For 2007, the executive’s annual incentive bonus was comprised of three different components: (1) a percentage of base salary, based on the achievement of defined EBITDA hurdles, (2) achievement of established cost reduction goals, and (3) a discretionary component. The Company modified its annual incentive bonus program for 2007 to align the executives’ incentive compensation with the Company’s multiple short-term initiatives specific to 2007.
In 2009, the Company’s annual incentive bonus will be determined solely as a percentage of base salary based on the achievement of defined EBITDA hurdles as established by the Board of Directors, which is consistent with the Company’s historical practice. The Company has not disclosed the EBITDA performance hurdles established under the annual incentive bonus plan because they represent confidential financial information that is not disclosed to the public, and the Company believes that disclosure of this information would cause competitive harm.
Equity-Based Compensation — Stock Options
The Committee awards equity-based compensation to executives based on the expected role of the executive in increasing equity value. Typically stock options will be awarded upon hiring or promotion of the executive; however, stock options may be granted at any time at the discretion of the Board of Directors. Mr. Chieffe, Mr. Arthur, Ms. Sobe, Mr. Franco, and Mr. Haumesser have each been granted stock options for the purchase of equity in AMH II. Refer to the “Outstanding Equity Awards at Fiscal Year-End” section for a description of the Company’s stock option plans. The number of stock options granted to Mr. Chieffe, Mr. Arthur, Ms. Sobe, Mr. Franco and Mr. Haumesser was determined by the Board of Directors such that each executive received a pre-defined ownership percentage, on a fully diluted basis, of the Company. The targeted pre-defined ownership percentage was established by the Board of Directors based on management ownership levels in similar private-equity transactions.

Other Long-Term Incentives
Mr. Chieffe’s amended employment agreement entered into on April 1, 2008, replaced Mr. Chieffe’s initial performance-based bonus with a special retention incentive bonus of $1.5 million, payable in three equal annual installments commencing on October 1, 2008. The payment of the special retention incentive bonus shall cease if Mr. Chieffe’s employment is terminated by the Company for cause or in the event Mr. Chieffe voluntarily resigns. Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of termination without cause or in the event of a change in control. Further, the amended employment agreement replaced Mr. Chieffe’s long-term performance-based and transaction bonuses with the right to participate in stock option plans established by AMH II, the Company’s indirect parent company.
Separation Compensation
Certain of the executives have entered into employment agreements that provide for severance and separation payments in the event that the Company terminates the executive without cause, if the employee resigns from the Company for good reason, as defined in the employment agreements, or in the event of a change of control. Refer to the “Grants of Plan-Based Awards” and “Potential Payments upon Termination or Change-in-Control” sections for additional discussion of these agreements. The Company believes that offering severance benefits is important to remain competitive in attracting talent to the Company. In addition, the benefits provided to the executive in the event of a change in control are enhanced in comparison to the standard separation or severance terms included in the executive’s employment agreement. These enhanced benefits allow the executive to remain focused on their responsibilities and the interest of its members in the event of corporate changes or a change in control.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of AMH II has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors of AMH II that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.
THE COMPENSATION COMMITTEE
Dennis W. Vollmershausen, Chairman
Lars C. Haegg
Ira D. Kleinman

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid or earned by each of the named executive officers for the years ended January 3, 2009, December 29, 2007, and December 30, 2006.

									Change in
									Pension
									Value and
								Non-Equity	Nonqualified
								Incentive Plan	Deferred
			Bonus		Stock	Option		Compensation	Compensation	All Other
Name and Principal Position	Year	Salary	(1)		Awards	Awards		(2)	Earnings	Compensation		Total
Thomas N. Chieffe,	2008	$537,507	$555,000	(3)	$—	$—	(4)	$—	$—	$11,594	(6)	$1,104,101
President and Chief	2007	500,000	250,000	(3)	—	—		237,220	—	10,710	(6)	997,930
Executive Officer	2006	125,000	250,000	(3)	—	—		—	—	—		375,000
Warren J. Arthur,	2008	218,876	13,500		—	—	(4)	—	—	705	(6)	233,081
Senior Vice President, Operations	2007	172,000	—		—	—		127,502	—	27,581	(7)	327,083
Cynthia L. Sobe,	2008	225,000	13,500		—	—	(5)	—	—	9,691	(6)	248,191
Vice President — Chief Financial Officer,	2007	168,750	—		—	—		58,641	—	6,008	(6)	233,399
Treasurer and Secretary
Robert M. Franco,	2008	326,817	19,845		—	—	(5)	—	—	23,948	(8)	370,610
President of Alside	2007	311,250	—		—	—		201,352	—	20,508	(8)	533,110
Supply Centers	2006	300,000	—		—	—		180,000	—	18,337	(8)	498,337
John F. Haumesser,	2008	249,000	15,120		—	—	(5)	—	—	10,032	(6)	274,152
Vice President of Human Resources

(1)	Amounts characterized as “Bonus” payments were discretionary awards authorized by the Committee. For 2008, the Company’s EBITDA was below the threshold, therefore, not generating a bonus payout under the “Non-Equity Incentive Plan Compensation”. In recognition of the Company’s performance in 2008, the Compensation Committee of the Board of Directors elected to grant a discretionary bonus to management.

(2)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(3)	As set forth in his employment agreement, Mr. Chieffe was entitled to a special retention incentive bonus of $1,500,000 payable in three equal annual installments commencing on October 1, 2008. In addition, Mr. Chieffe was granted a discretionary bonus of $55,000 in 2008. His 2007 and 2006 bonus awards were based on 50% of his base annual salary.

(4)	As described in detail below under the caption “Outstanding Equity Awards at Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan”, in May 2008, Mr. Chieffe and Mr. Arthur were granted certain options under the 2004 Stock Option Plan. These option grants had no value on the date of grant as determined in accordance with SFAS No. 123 (Revised).

(5)	As described in detail below under the caption “Outstanding Equity Awards at Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan”, in May 2008, Ms. Sobe, Mr. Franco and Mr. Haumesser, as well as certain other employees, each exchanged certain previously issued options under the 2002 and 2004 Stock Option Plan for new options under the 2004 Stock Option Plan. These option grants had no value on the date of grant as determined in accordance with SFAS No. 123 (Revised).

(6)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, and imputed income from group term life coverage provided by the Company in excess of $50,000.

(7)	Includes imputed income from group term life coverage provided by the Company in excess of $50,000 and $27,189 of relocation assistance in conjunction with Mr. Arthur joining the Company in December 2006.

(8)	Includes amounts accrued or allocated under a qualified defined contribution plan available to all Company employees, imputed income from group term life coverage provided by the Company in excess of $50,000 and the value of customer incentive trips attended by the executive’s spouse including the related tax liability.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity plan-based awards made to executive officers during the year ended January 3, 2009.

								All Other		Grant
							All Other	Option		Date
	Estimated Future						Stock	Awards:		Fair
	Payouts Under			Estimated Future			Awards:	Number	Exercise	Value of
	Non-Equity			Payouts Under			Number	of	or Base	Stock
	Incentive Plan			Equity Incentive			of Shares	Securities	Price of	and
	Awards			Plan Awards (1)			of Stock	Underlying	Option	Option
	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	($)	($)	($)	(#) (2)	(#) (3)	(#) (4)	(#)	(#)	($/Sh) (1)	($) (1) (5)
Thomas N. Chieffe	110,000	550,000	825,000	32,894	92,231	(4)	—	—	1.00	0.00
Warren J. Arthur	45,000	135,000	225,000	8,772	24,595	(4)	—	—	1.00	0.00
Cynthia L. Sobe	45,000	135,000	225,000	10,965	30,744	(4)	—	—	1.00	0.00
Robert M. Franco	66,000	198,000	330,000	14,619	40,992	(4)	—	—	1.00	0.00
John F. Haumesser	50,400	151,200	252,000	9,137	25,620	(4)	—	—	1.00	0.00

(1)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” in May 2008, Ms. Sobe, Mr. Franco and Mr. Haumesser, as well as certain other employees, each exchanged certain previously issued options under the 2002 Stock Option Plan and the 2004 Stock Option Plan for new options under the 2004 Stock Option Plan. At the same time, Mr. Chieffe and Mr. Arthur were awarded new options under the 2004 Stock Option Plan having terms similar to those issued in the exchange. All amounts presented under columns in this table referring to this footnote relate to such stock option grants and exchanges.

(2)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan”, each 2008 option grant contains both time-based and performance vesting options. Approximately 35% of the options (“time-based options”) vest ratably over a five year period, subject to such time-based options immediately vesting upon the occurrence of a change of control, as defined in the 2004 Plan. The “threshold” amount presented in this column represents the number of shares currently underlying such time-based options, assuming that no adjustment (as described in note 4 below) is made to the number of shares underlying such options. This amount is equivalent to the minimum number of shares for which options could be exercised, either upon the expiration of the five-year vesting period or upon the occurrence of a change of control, assuming that no performance criteria have been met.

(3)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” approximately 65% of the options (“performance-based options”) in each 2008 option grant become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by the stockholders of AMH II in connection with such liquidity event; provided that if a liquidity event occurs on or prior to December 31, 2009, the performance-based options (along with the time-based options) immediately vest without regard to realized investment returns. The “target” amount presented in this column represents the total aggregate number of shares currently underlying the time-based options and the performance-based options collectively. Such “target” amount assumes that no adjustment (as described in note 4 below) is made to the number of shares underlying such options.

(4)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan,” the number of shares underlying the time-based options and the performance-based options is subject to upwards adjustment, in the event Investcorp converts its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion. Because the future fair market value of AMH II is not currently determinable, the “maximum” number of shares underlying the options, after accounting for such adjustment, is similarly not determinable.

(5)	In accordance with SFAS No. 123 (Revised), (i) the amounts presented in this column for Ms. Sobe, Mr. Franco and Mr. Haumesser reflect the incremental fair value of the newly issued options, above the fair value of the previously issued options for which they were exchanged, and (ii) the amounts presented in this column for Mr. Chieffe and Mr. Arthur reflect the grant date fair value of the newly issued options.

Amounts in the table above under “Estimated Future Payouts Under Non-Equity Incentive Plan” reflect the annual cash incentive bonus based on the achievement of defined EBITDA hurdles established for each executive. The following table prescribes the annual incentive bonus payout, stated as an approximate percentage of base salary, for which each of the named executive officers was eligible for 2008 under the terms of the plan.

	2008 Annual Incentive
	Bonus Payout Percentage
	Threshold	Target	Maximum

Thomas N. Chieffe	20%	100%	150%
Warren J. Arthur	20%	60%	100%
Cynthia L. Sobe	20%	60%	100%
Robert M. Franco	20%	60%	100%
John F. Haumesser	20%	60%	100%
Total compensation for each executive is reviewed annually by the Committee to ensure that the proportions of the executive’s salary, bonus and short-term incentives are properly balanced, and that compensation is aligned with the Company’s performance. For the year ended January 3, 2009, salaries and discretionary bonuses comprised the following percentage of total compensation for each of the Company’s executives:

Salary and Bonus as a
% of Total Compensation

Thomas N. Chieffe	99%
Warren J. Arthur	99%
Cynthia L. Sobe	96%
Robert M. Franco	94%
John F. Haumesser	96%
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
Mr. Chieffe
Mr. Chieffe entered into an employment agreement with the Company effective as of August 21, 2006, which was amended as of April 1, 2008. Under the terms of his employment agreement, Mr. Chieffe serves as the Company’s President and Chief Executive Officer. The initial term of the employment agreement is two years. The terms of the employment agreement provide that on the second anniversary of the effective date of the employment agreement and each successive anniversary thereof, the term of the employment agreement will automatically extend by one year unless the Company gives to Mr. Chieffe a notice not to extend the employment term. The employment agreement provides for a base salary of $550,000 per year, subject to annual review. The initial employment agreement allowed Mr. Chieffe to be eligible to earn an annual incentive bonus calculated as a specified percentage of his base salary contingent upon the achievement of defined EBITDA hurdles with respect to each calendar year. The amended employment agreement replaced Mr. Chieffe’s initial performance-based bonus with a special retention incentive bonus of $1.5 million, payable in three equal annual installments commencing on October 1, 2008. The payment of the special retention incentive bonus shall cease if Mr. Chieffe’s employment is terminated by the Company for cause or in the event Mr. Chieffe voluntarily resigns. Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of termination without cause or in the event of a change in control. Further, the amended employment agreement replaces Mr. Chieffe’s long-term performance-based and transaction bonuses with participation in the stock option plans established by AMH II, the Company’s indirect parent company.

The employment agreement provides that if Mr. Chieffe’s employment is involuntarily terminated by the Company without cause, he will be entitled to the following severance compensation: (1) severance equal to his base salary immediately prior to the date of termination of his employment for 24 months, (2) continued medical and dental benefits consistent with the terms in effect for active employees of the Company for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Chieffe from another employer during this period, (3) a pro rata portion of any annual incentive bonus payable for the year of termination, and (4) the remaining unpaid portion of his special retention incentive bonus. The employment agreement also provides that if Mr. Chieffe’s employment is involuntarily terminated by the Company without cause or if Mr. Chieffe elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Chieffe will be entitled to the following severance compensation and benefits: (1) two times Mr. Chieffe’s base salary, (2) two times Mr. Chieffe’s annual incentive pay (equal to the highest amount of incentive pay earned in a any year during the preceding three years), (3) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, (4) the remaining unpaid portion of his special retention incentive bonus, (5) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for active employees of the Company during this period, subject to reduction to the extent comparable benefits are actually received by Mr. Chieffe from another employer during this period, and (6) the cost of employee outplacement services equal to $30,000. The employment agreement includes non-competition, non-solicitation, confidentiality and other restrictive covenants.
Mr. Arthur
Mr. Arthur entered into an employment agreement with the Company effective as of April 1, 2008 to serve as its Senior Vice President, Operations. The term of the employment agreement is one year. The terms of the employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Arthur a notice not to extend the employment term. The employment agreement provides that if Mr. Arthur’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary and continued medical and dental benefits for twelve months, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Arthur’s employment is involuntarily terminated by the Company without cause or if Mr. Arthur elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Arthur will be entitled to the following severance compensation and benefits: (1) two times Mr. Arthur’s base salary, (2) two times Mr. Arthur’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Arthur during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, Mr. Arthur agrees not to compete with the Company for two years after separation from the Company.
Ms. Sobe
Ms. Sobe entered into an employment agreement with the Company effective as of April 1, 2008 to serve as its Vice President-Chief Financial Officer, Treasurer and Secretary. The term of the employment agreement is one year. The terms of the employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Ms. Sobe a notice not to extend the employment term. The employment agreement provides that if Ms. Sobe’s employment is involuntarily terminated by the Company without cause, she will be entitled to severance equal to her annual base salary and continued medical and dental benefits for twelve months, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Ms. Sobe’s employment is involuntarily terminated by the Company without cause or if Ms. Sobe elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Ms. Sobe will be entitled to the following severance compensation and benefits: (1) two times Ms. Sobe’s base salary, (2) two times Ms. Sobe’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of her incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Ms. Sobe during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, Ms. Sobe agrees not to compete with the Company for two years after separation from the Company.

Mr. Franco
Mr. Franco entered into an employment agreement with the Company effective as of April 19, 2002, which was amended and restated as of April 1, 2008 to serve as its President of Alside Supply Centers. The term of the employment agreement is two years. The terms of the employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Franco a notice not to extend the employment term. The employment agreement provides that if Mr. Franco’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary and continued medical and dental benefits for twelve months or the remaining employment term, whichever is longer, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Franco’s employment is involuntarily terminated by the Company without cause or if Mr. Franco elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Franco will be entitled to the following severance compensation and benefits: (1) two times Mr. Franco’s base salary, (2) two times Mr. Franco’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Franco during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, Mr. Franco agrees not to compete with the Company for two years after separation from the Company.
Mr. Haumesser
Mr. Haumesser entered into an employment agreement with the Company effective as of August 21, 2002, which was amended and restated as of April 1, 2008 to serve as its Vice President of Human Resources. The term of the employment agreement is one year. The terms of the employment agreement provide that beginning on April 1, 2009, and each successive year thereafter, the term of the employment agreement will automatically extend by one year unless the Company gives Mr. Haumesser a notice not to extend the employment term. The employment agreement provides that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause, he will be entitled to severance equal to his annual base salary and continued medical and dental benefits for twelve months, plus a pro rata bonus for the year of termination. The terms of the employment agreement also provide that if Mr. Haumesser’s employment is involuntarily terminated by the Company without cause or if Mr. Haumesser elects to resign upon the occurrence of certain specified events, in each case, within two years following a change in control, Mr. Haumesser will be entitled to the following severance compensation and benefits: (1) two times Mr. Haumesser’s base salary, (2) two times Mr. Haumesser’s incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), (3) if the termination occurs after June 30, in any year, a prorated portion of his incentive pay for that calendar year, (4) continued medical, dental and life insurance benefits for 24 months, subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser during this period from another employer, and (5) the cost of employee outplacement services equal to $30,000. As a condition to any severance payments, Mr. Haumesser agrees not to compete with the Company for two years after separation from the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Equity
								Incentive	Equity
								Plan	Incentive
								Awards:	Plan Awards:
			Equity					Number	Market
			Incentive					of Unearned	or Payout
	Number		Plan Awards:				Market	Shares,	Value of
	of	Number of	Number			Number of	Value of	Units or	Unearned
	Securities	Securities	of Securities			Shares or	Shares or	Other	Shares,
	Underlying	Underlying	Underlying			Units of	Units of	Rights That	Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Have	Other
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Not	Rights That
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Have Not
Name	Exercisable	Unexercisable (1)	(#)	($)	Date	(#)	($)	(#)	Vested ($)

Thomas N. Chieffe	—	92,231	—	1.00	5/30/2018	—	—	—	—
Warren J. Arthur	—	24,595	—	1.00	5/30/2018	—	—	—	—
Cynthia L. Sobe	—	30,744	—	1.00	5/30/2018	—	—	—	—
Robert M. Franco	—	40,992	—	1.00	5/30/2018	—	—	—	—
John F. Haumesser	—	25,620	—	1.00	5/30/2018	—	—	—	—

(1)	Approximately 35% of the new options issued vest ratably over a five year period (“time-based options”), subject to such options immediately vesting upon a change of control, as defined in the 2004 Plan. The remainder of the new options become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by the stockholders of AMH II in connection with the liquidity event (provided that if a liquidity event occurs prior to December 31, 2009, these options (together with the time-based options) will immediately vest without regard to realized investment returns). The number of shares underlying the new options is subject to adjustment in the event Investcorp converts its preferred shares of AMH II into common shares, with the adjusted number of shares dependent on the level of achieved investment hurdles.
Options have been issued to the Company’s executive officers under the Associated Materials Holdings Inc. 2002 Stock Option Plan and the AMH Holdings II, Inc. 2004 Stock Option Plan. Below is a summary of these stock option plans.
Associated Materials Holdings Inc. 2002 Stock Option Plan
In June 2002, Holdings adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan. In March 2004, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock with each option providing for the same number of shares and at the same exercise price as the original options. The Committee administers the 2002 Plan and selects eligible executives, directors, and employees of, and consultants to, AMH and its affiliates, (including the Company), to receive options. The Board of Directors of AMH II also will determine the number and type of shares of stock covered by options granted under the plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2002 Plan. An option holder may pay the exercise price of an option by any legal manner that the Board of Directors of AMH II permits. Option holders generally may not transfer their options except in the event of death. If AMH undergoes a change in control, as defined in the 2002 Plan, all options then outstanding become immediately fully exercisable. The Board of Directors of AMH II may adjust outstanding options by substituting stock or other securities of any successor or another party to the change in control transaction, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2002 Plan, the Board of Directors may amend or terminate the plan. The 2002 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the option plan will remain outstanding in accordance with their terms. AMH does not intend to grant any additional options under the 2002 Plan.
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

AMH Holdings II, Inc. 2004 Stock Option Plan
In December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan. The Compensation Committee administers the 2004 Plan and selects eligible executives, directors, and employees of, and consultants to, AMH II and its affiliates, (including the Company), to receive options to purchase AMH II Class B non-voting common stock. The Compensation Committee also determines the number of shares of stock covered by options granted under the 2004 Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the 2004 Plan. An option holder may pay the exercise price of an option by any legal manner that the Compensation Committee permits. Option holders generally may not transfer their options except in the event of death. If AMH II undergoes a change of control, as defined in the 2004 Plan, the Compensation Committee may accelerate the exercisability of all or a portion of the outstanding options, adjust outstanding options by substituting stock, or cash out such outstanding options, in any such case, generally based on the consideration received by its stockholders in the transaction. Subject to particular limitations specified in the 2004 Plan, the Board of Directors may amend or terminate the 2004 Plan. The 2004 Plan will terminate no later than 10 years following its effective date; however, any options outstanding under the 2004 Plan will remain outstanding in accordance with their terms.
In May 2008, certain options previously issued to executive officers and certain employees of the Company under the 2002 Plan and the 2004 Plan were exchanged for new options providing for a lower exercise price and certain other modified terms. As a result of the exchange, options for an aggregate of 165,971 shares of AMH II common stock having a weighted average exercise price of $46.59 per share were exchanged for new options having an exercise price of $1.00 per share (which exercise price exceeded the fair market value on the date of grant). In addition, new option grants were issued to certain individuals who previously did not hold stock options. Approximately 35% of the new options issued vest ratably over a five year period (“time-based options”), subject to such time-based options immediately vesting upon a change of control, as defined in the 2004 Plan. The remainder of the new options become exercisable if a liquidity event, as defined in the option agreements, occurs and certain specified returns on investment are realized by the stockholders of AMH II in connection with the liquidity event; provided that if a liquidity event occurs on or prior to December 31, 2009, these options (together with the time-based options) will immediately vest without regard to realized investment returns. A liquidity event is generally defined as an initial public offering yielding at least $150.0 million of net proceeds or a sale to an unaffiliated third person of over 50% of the stock or assets of the Company. The number of shares underlying the new options is subject to adjustment in the event Investcorp converts its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion.
OPTIONS EXERCISES AND STOCK VESTED
There were no exercises of stock options held by the Company’s executive officers in 2008.
PENSION BENEFITS
The Company does not maintain any pension plans which provide for payments or other benefits in connection with the retirement of any current named executive officer.
NON-QUALIFIED DEFERRED COMPENSATION
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

Individual Agreements. The Company’s executive officers have agreements that affect the amount paid or benefits provided following termination or change in control. Refer to the “Employment Agreements” section for additional discussion regarding the employment agreements with the Company’s executives.
The table below summarizes the amounts that are or would be payable, in addition to any amounts included in the Summary Compensation Table and pension benefits included in the Pension Benefits table, to executive officers in connection with a termination (including resignation, severance, or retirement) or a change in control had such event occurred on January 3, 2009. For purposes of this discussion, the Company has estimated the equity value of the Company based on an enterprise value determined by an independent valuation as of January 3, 2009, the fees associated with change in control provisions under the Company’s indenture agreements and the liquidation preferences described in the stockholders agreement dated December 22, 2004. Severance payments and benefits were calculated assuming the executives were terminated by the Company without cause or resigned for good reason on January 3, 2009.

	Severance Benefits			Change in Control Severance
			Stock and			Stock and
			stock			stock
	Severance	Benefits	options	Severance	Benefits	options
Name	Payments (1)	(2)	(3)	Payments (1)	(4)	(3)

Thomas N. Chieffe	$2,100,000	$13,080	$—	$3,074,440	$43,080	$—
Warren J. Arthur	225,000	6,540	—	705,004	43,080	—
Cynthia L. Sobe	225,000	6,540	—	567,282	43,080	—
Robert M. Franco	412,305	8,153	—	1,064,204	43,080	—
John F. Haumesser	252,000	6,540	—	810,822	43,080	—

(1)	Based on the terms of Mr. Chieffe’s employment agreement, Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of termination or a change in control.

(2)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a termination.

(3)	Based on the Company’s estimated equity value at January 3, 2009, there was no assumed value of the outstanding Class B common stock of AMH II and stock options held by executives.

(4)	Represents an estimate of the medical benefits, based on the Company’s current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.
DIRECTOR COMPENSATION

Change
in Pension
Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Thomas N. Chieffe	$—	$—	$—	$—	$—	$—	$—
Lars C. Haegg (2)	—	—	—	—	—	—	—
Ira D. Kleinman	—	—	—	—	—	—	—
Kevin C. Nickelberry	—	—	—	—	—	—	—
Dana R. Snyder	25,000	—	—	—	—	—	25,000
Dennis W. Vollmershausen	25,000	—	—	—	—	—	25,000
Christopher D. Whalen (3)	—	—	—	—	—	—	—

(1)	At January 3, 2009, the aggregate number of options awards outstanding to directors was: Mr. Vollmershausen — 2,870 shares and Mr. Snyder — 6,149 shares.

(2)	On December 16, 2008, Lars C. Haegg replaced Thomas Sullivan on the Board of Directors. Mr. Sullivan did not receive any compensation for his services on the Board of Directors in 2008.

(3)	On December 8, 2008, Christopher D. Whalen replaced Kevin M. Hayes on the Board of Directors. Mr. Hayes did not receive any compensation for his services on the Board of Directors in 2008.
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
In September 2006, AMH amended its articles of incorporation resulting in the reclassification of its then outstanding shares of voting convertible preferred stock, non-voting convertible preferred stock, Class B voting common stock, and Class B non-voting common stock into a single class of common stock. Subsequent to the amendment, AMH has the authority to issue 1,000 shares of common stock with a par value of $0.01 per share, all of which were issued and outstanding at December 30, 2006. AMH II remains the sole shareholder of the common stock of AMH.
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

The following table sets forth certain information as of March 20, 2009 regarding the beneficial ownership of AMH II by:
•	each person known by the Company to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of AMH II;

•	the directors and named executive officers of AMH II; and

•	all directors and named executive officers of AMH II as a group.
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

	Class A Preferred Stock		Class B Common Stock
	Number of		Number of
	Shares—Series	% of	Shares—Series	% of
	I (voting)	Class	I (voting)	Class
Investcorp S.A. (1)	500,000	100.0%	—	—
Sipco Limited (2)	500,000	100.0%	—	—
AM Equity Limited (3)	80,117	16.0%	—	—
AM Investments Limited (4)	80,117	16.0%	—	—
Associated Equity Limited (5)	80,117	16.0%	—	—
Associated Investments Limited (6)	80,117	16.0%	—	—
Investcorp 2005 AMH Holdings II Portfolio Limited Partnership (7)	109,533	21.9%	—	—
Investcorp Coinvestment Partners II, L.P. (8)	36,666	7.3%	—	—
Investcorp Coinvestment Partners I, L.P. (9)	33,333	6.7%	—	—
Harvest Funds (10) (11) (12)	—	—	500,000	100.0%

	Class B Common Stock		Class B Common Stock
	Number of		Number of
	Shares—Series	% of	Shares—Series	% of
	I (voting)	Class	II (non-voting)	Class
Executive Officers and Directors
Thomas N. Chieffe	—	—	—	—
Warren J. Arthur	—	—	—	—
Cynthia L. Sobe (13)	—	—	—	—
Robert M. Franco (14)	—	—	—	—
John F. Haumesser	—	—	—	—
Lars C. Haegg	—	—	—	—
Ira D. Kleinman (15)	500,000	100.0%	—	—
Kevin C. Nickelberry	—	—	—	—
Dana R. Snyder	—	—	—	—
Dennis W. Vollmershausen (16)	—	—	4,189	*
Christopher D. Whalen	—	—	—	—
All directors and executive officers as a group	500,000	100.0%	4,189	*

*	less than 1%

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

(2)	Sipco Limited may be deemed to control Investcorp S.A. through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp S.A.’s shares. Sipco Limited is a Cayman Islands company with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(3)	AM Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(4)	AM Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(5)	Associated Equity Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(6)	Associated Investments Limited is a Cayman Islands company with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(7)	Investcorp 2005 AMH Holdings II Portfolio Limited Partnership is a Cayman Islands exempted limited partnership with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(8)	Investcorp Coinvestment Partners II, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(9)	Investcorp Coinvestment Partners I, L.P. is a Delaware limited partnership with its address at 280 Park Avenue, New York, New York 10017.

(10)	Harvest Funds are Harvest Partners III, L.P., Harvest Partners III Beteilingungsgesellschaft Burgerlichen Rechts (mit Haftungsbeschrankung) (“Harvest Partners III, GbR”), Harvest Partners IV, L.P. and Harvest Partners IV GmbH & Co. KG (“Harvest Partners IV KG”). Harvest Associates III, L.L.C., which has five voting members, is the general partner of Harvest Partners III, L.P. and Harvest Partners III, GbR. Harvest Associates IV, L.L.C., which has five voting members, is the general partner of Harvest Partners IV, L.P. and Harvest Partners IV KG. Harvest Partners, L.L.C. provides management services for Harvest Associates III, L.L.C. in connection with Harvest Partners III, L.P. and Harvest Partners III, GbR and for Harvest Associates IV, L.L.C. in connection with Harvest Partners IV, L.P. and Harvest Partners IV KG.

(11)	Includes 131,978 shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and 18,022 shares of Class B Series I (voting) common stock owned by Harvest Partners III, GbR for each of which Harvest Associates III, L.L.C. is the general partner. Harvest Associates III, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of common stock of AMH. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim, and Thomas Arenz. Mr. Kleinman is on the Board of Directors of AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners III, L.P. and Harvest Partners III GbR.

(12)	Includes 286,465 shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and 63,535 shares of Class B Series I (voting) common stock owned by Harvest Partners IV KG, for each of which Harvest Associates IV, L.L.C. is the general partner. Harvest Associates IV, L.L.C. has five voting members, each of whom has equal voting rights and who may be deemed to share beneficial ownership of the shares of Class B common stock of AMH beneficially owned by it. The five members are Ira Kleinman, Harvey Mallement, Stephen Eisenstein, Harvey Wertheim and Thomas Arenz. Mr. Kleinman is on the Board of Directors of AMH II. Each of Messrs. Kleinman, Mallement, Eisenstein, Wertheim and Arenz disclaims beneficial ownership of the shares of Class A common stock owned by Harvest Partners IV, L.P., Harvest Partners IV KG. Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG are collectively referred to as the “Harvest Funds.” The address of the named entities is 280 Park Avenue, 25th Floor, New York, New York 10017.

(13)	Includes options to purchase 5,314 shares of Class B Series II (non-voting) common stock.

(14)	Includes options to purchase 21,256 shares of Class B Series II (non-voting) common stock.

(15)	Includes shares of Class B Series I (voting) common stock owned by Harvest Partners III, L.P. and shares of Class B Series I (voting) common stock owned by Harvest Partners III GbR, for each of which Harvest Associates III, L.L.C. is the general partner. Also includes shares of Class B Series I (voting) common stock owned by Harvest Partners IV, L.P. and Harvest Partners IV KG, for each of which Harvest Partners IV, L.L.C. is the general partner. Mr. Kleinman is a voting member of Harvest Associates, III, L.L.C. and Harvest Partners IV, L.L.C. and may be deemed to share beneficial ownership of the shares of common stock of AMH beneficially owned by them. Mr. Kleinman disclaims beneficial ownership of common shares owned by Harvest Partners III, L.P., Harvest Partners III GbR, Harvest Partners IV, L.P. and Harvest Partners IV KG.

(16)	Includes 1,319 shares of Class B Series II (non-voting) common stock owned through a personal holding company in the name of 3755428 Canada Inc., a Canadian corporation. Mr. Vollmershausen is the sole shareholder of this corporation. Mr. Vollmershausen also holds options to purchase 2,870 shares of Class B Series II (non-voting) common stock.
CHANGES IN CONTROL
PLEDGE AGREEMENT
Contemporaneously with the Company’s entering into the ABL Facility in October 2008, Holdings entered into a Pledge Agreement, pursuant to which Holdings pledged all of the equity interests of the Company to the agent for the benefit of the lenders under the ABL Facility as collateral for the performance of the obligations thereunder. Upon the occurrence of an event of default under the ABL Facility, the administrative agent thereunder is entitled under such pledge agreement to transfer all or any part of the collateral thereunder (including the pledged equity interests of the Company) into the name of the administrative agent, on behalf of the lenders under the ABL Facility, and to sell or otherwise dispose of such collateral (including the pledged equity interests of the Company) in any manner permitted by law and by the terms of such pledge agreement. The occurrence of such an event of default and the exercise by the agent of such remedies under the pledge agreement could result in a change of control of the Company.
STOCKHOLDERS AGREEMENT
On December 22, 2004, all of the stockholders of AMH II entered into a stockholders agreement which grants stockholders of AMH II the right, under certain conditions, to cause AMH II to enter into transactions that may be deemed to cause a change of control of the Company. The terms of the stockholders agreement are more fully described below under Item 13. “Certain Relationships, Related Transactions and Director Independence.”

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
THE STOCKHOLDERS AGREEMENT
On December 22, 2004, the stockholders of AMH II entered into a stockholders agreement which governs certain relationships among, and contains certain rights and obligations of, such stockholders. The stockholders agreement (1) limits the ability of the stockholders to transfer their shares in AMH II except in certain permitted transfers as defined therein; (2) provides for certain tag-along obligations and certain drag-along rights; (3) provides for certain registration rights; and (4) provides for certain preemptive rights.
The AMH II stockholders agreement is substantially the same as an AMH stockholders agreement, dated March 4, 2004, which governed the relationship among, and contained certain rights and obligations of, the AMH stockholders. In December 2004, the stockholders of AMH agreed to terminate the AMH stockholders agreement and enter into the AMH II stockholders agreement.
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
RELATED PARTY TRANSACTIONS
The Company has written policies governing conflicts of interest by its employees. In addition, the Company circulates director and executive officer questionnaires on an annual basis to identify potential conflicts of interest. Although the Company does not have a formal process for approving related party transactions, the Company’s Board of Directors as a matter of practice reviewed all of the transactions described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”
MANAGEMENT AGREEMENT
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a discussion of the Company’s management agreements with Investcorp and Harvest Partners. The Company entered into an agreement with Investcorp for management advisory, strategic planning and consulting services for which the Company paid Investcorp a total of $6 million on December 22, 2004. As described in the management services agreement with Investcorp, $4 million of this management fee relates to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. In December 2004, the Company entered into an amended and restated management agreement with Harvest Partners. Pursuant to the amended agreement, Harvest Partners received approximately $0.9 million, $0.8 million and $0.8 million for management fees for the 2008, 2007, and 2006 fiscal years, respectively.

DIRECTOR INDEPENDENCE
The Company has determined that Lars C. Haegg, Ira D. Kleinman, Kevin C. Nickelberry, Dennis W. Vollmershausen and Christopher D. Whalen are independent directors of AMH II. Because of his employment with the Company, the Company has determined that Thomas N. Chieffe is not an independent director. In addition, the Company has determined that Dana R. Snyder is not an independent director due to the amount of consulting fees and fees related to his employment as interim Chief Executive Officer received by him from the Company in 2006.
The Compensation Committee of the Board of Directors currently consists of Messrs. Kleinman, Haegg and Vollmershausen, all of whom are considered independent committee members.
The Audit Committee of the Board of Directors currently consists of Messrs. Haegg, Kleinman and Vollmershausen. The Company has determined that Mr. Vollmershausen is an independent audit committee member. The Company has determined (i) that Mr. Haegg is not an independent audit committee member as he holds the position of managing director of an affiliate of Investcorp, affiliates of which beneficially own 100% of the Class A Preferred Stock Series I (voting) shares of the Company’s indirect parent, AMH II, and (ii) Mr. Kleinman is not an independent audit committee member as he holds the position of General Partner of Harvest Partners, which beneficially owns 100% of the Class B Common Stock Series I (voting) shares of AMH II.
Although the Company is not an issuer within the meaning of the Sarbanes-Oxley Act and it does not have a class of securities listed on any national securities exchange, the Company used the listing requirements of The Nasdaq Stock Market to make its evaluation as to the independence of members of the Board of Directors and the Compensation and Audit Committees of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to the Company by the independent accountants, Ernst & Young LLP, for services rendered during fiscal years 2008 and 2007 (in thousands):

	2008	2007
Audit Fees	$938	$940
Audit-Related Fees	—	524
Tax Fees	71	731

Total Fees	$1,009	$2,195

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
AUDIT FEES
Audit fees principally constitute fees billed for professional services rendered by Ernst & Young LLP for the audit of the Company’s consolidated financial statements for each of the fiscal years 2008 and 2007 and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q filed during fiscal years 2008 and 2007. The Audit Committee pre-approved 100% of the audit fees in 2008 and 2007.
AUDIT RELATED FEES
Audit-related fees constitute fees billed for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, other than the services reported above under “Audit Fees.” In fiscal year 2007, audit-related fees principally consisted of due diligence fees incurred in connection with an unsuccessful bid for an acquisition target and general assistance with preparing for reporting on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The Audit Committee pre-approved 100% of the audit-related fees in 2007.
TAX FEES
Tax fees constitute fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2008 and 2007. In fiscal years 2007, tax fees principally consisted of fees for tax compliance, review of transaction related tax matters, and planning in conjunction with a restructuring project to reduce the Company’s consolidated income tax obligations. The Audit Committee pre-approved 100% of the tax fees in 2008 and 2007.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
The following documents are included in this report.
(A)(1) FINANCIAL STATEMENTS
See Index to Consolidated Financial Statements at Item 8. “Financial Statements and Supplementary Data” on page 42 of this report.
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

ASSOCIATED MATERIALS, LLC
By:	/s/ THOMAS N. CHIEFFE
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CYNTHIA L. SOBE
Cynthia L. Sobe
Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Date: April 3, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS N. CHIEFFE Thomas N. Chieffe	President and Chief Executive Officer (Principal Executive Officer)	April 3, 2009

/s/ CYNTHIA L. SOBE Cynthia L. Sobe	Vice President-Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 3, 2009

Lars C. Haegg *	Director
Ira D. Kleinman *	Director
Kevin C. Nickelberry *	Director
Dana R. Snyder *	Director
Dennis W. Vollmershausen *	Director
Christopher D. Whalen *	Director

*By:	/s/ CYNTHIA L. SOBE
Cynthia L. Sobe
	Attorney-in-Fact	April 3, 2009
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report or proxy material has been sent to security holders covering fiscal 2008.

EXHIBIT INDEX

Exhibit
Number		Description
3.1		Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2008).

3.2		Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2008).

4.1		Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of April 23, 2002, by and among the Company, AMI Management Company and Wilmington Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.2		Supplemental Indenture governing the Company’s 9 3/4% Senior Subordinated Notes Due 2012, dated as of May 10, 2002 by and among the Company, AMI Management Company, Alside, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.3		Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on April 2, 2004).

4.4		Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

4.5		Second Supplemental Indenture, dated as of August 29, 2003, among the Company, Alside, Inc., Gentek Holdings, Inc., Gentek Building Products, Inc. and Wilmington Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, filed on April 2, 2004).

4.6		Form of the Company’s 9 3/4% Senior Subordinated Note Due 2012 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4, Commission File No. 333-92010, filed on July 3, 2002).

10.1	*	Form of Indemnification Agreement between the Company and each of the directors and executive officers of the Company (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 33-84110).

10.2		Amended and Restated Management Agreement, dated December 22, 2004, by and between Harvest Partners, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.3	*	Amended and Restated Employment Agreement, dated as of March 31, 2006, between the Company and John F. Haumesser (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 16, 2006).

10.4		Management Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.5		Financing Advisory Agreement, dated December 22, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

Exhibit
Number		Description
10.6		M&A Advisory Services Agreement, dated December 5, 2004, by and between Investcorp International, Inc. and Associated Materials Incorporated (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.7	*	AMH Holdings II, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.8		Stockholders Agreement, dated December 22, 2004, by and among AMH II and the stockholders signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on December 23, 2004).

10.9		Tax Sharing Agreement, dated March 4, 2004, by and among AMH, Holdings and the Company (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2005).

10.10	*	Agreement and General Release, dated as of November 29, 2007, between the Company and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2007).

10.11	*	Amended and Restated Employment Agreement, dated as of April 1, 2008, between the Company and Thomas N. Chieffe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.12	*	Amended and Restated Employment Agreement, dated as of April 1, 2008, between the Company and Robert M. Franco (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.13	*	Employment Agreement, dated as of April 1, 2008, between the Company and Warren J. Arthur (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.14	*	Employment Agreement, dated as of April 1, 2008, between the Company and Cynthia L. Sobe (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2008).

10.15		Loan and Security Agreement, dated as of October 3, 2008, by and among Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as administrative agent and collateral agent, The CIT Group/Business Credit, Inc., as syndication agent, the lenders party thereto, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, and Holdings, Gentek Holdings, LLC and Alside, Inc., as guarantors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2008).

10.16	*	Form of Stock Option Award Agreement, for awards made in 2008 under the 2004 Option Plan.

21.1		Subsidiaries of the Registrant

24.1		Power of Attorney

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.