Form 10-Q
period 2009-04-04
ASSOCIATED MATERIALS, LLC
filed 2009-05-19
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 15, 2009, all of the Registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED APRIL 4, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 4,	January 3,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$6,375	$6,709
Accounts receivable, net	107,758	116,878
Inventories	132,452	141,170
Deferred income taxes	12,183	12,183
Income taxes receivable	6,010	—
Prepaid expenses	9,458	10,486

Total current assets	274,236	287,426

Property, plant and equipment, net	111,432	115,156
Goodwill	231,365	231,358
Other intangible assets, net	98,364	99,131
Other assets	11,952	12,218

Total assets	$727,349	$745,289

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$72,765	$54,520
Payable to parent	9,326	9,326
Accrued liabilities	48,069	54,449
Income taxes payable	—	6,982

Total current liabilities	130,160	125,277

Deferred income taxes	46,561	46,427
Other liabilities	53,477	53,655
Long-term debt	217,500	221,000
Member’s equity	279,651	298,930

Total liabilities and member’s equity	$727,349	$745,289

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Quarters Ended
	April 4,	March 29,
	2009	2008

Net sales	$172,332	$200,878

Cost of sales	142,079	156,265

Gross profit	30,253	44,613

Selling, general and administrative expense	48,498	50,128

Manufacturing restructuring costs	—	845

Loss from operations	(18,245)	(6,360)

Interest expense, net	5,338	5,867

Foreign currency loss	52	78

Loss before income taxes	(23,635)	(12,305)

Income tax benefit	(9,170)	(4,552)

Net loss	$(14,465)	$(7,753)

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarters Ended
	April 4,	March 29,
	2009	2008
Operating Activities
Net loss	$(14,465)	$(7,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,441	5,653
Amortization of deferred financing costs	511	524
Amortization of management fee	125	125
Non-cash portion of manufacturing restructuring costs	—	718
Loss on sale of assets	9	44
Changes in operating assets and liabilities:
Accounts receivable, net	9,012	16,008
Inventories	8,248	(19,114)
Accounts payable and accrued liabilities	11,269	(20,166)
Income taxes	(12,965)	(13,843)
Other	1,770	(56)

Net cash provided by (used in) operating activities	8,955	(37,860)

Investing Activities
Additions to property, plant and equipment	(1,348)	(4,248)
Proceeds from sale of assets	—	22

Net cash used in investing activities	(1,348)	(4,226)

Financing Activities
Net repayments under ABL Facility	(3,500)	—
Net increase in revolving line of credit	—	29,368
Financing costs	(131)	—
Dividends	(4,269)	(4,118)

Net cash provided by (used in) financing activities	(7,900)	25,250

Effect of exchange rate changes on cash	(41)	(433)

Net decrease in cash	(334)	(17,269)
Cash at beginning of period	6,709	21,603

Cash at end of period	$6,375	$4,334

Supplemental information:
Cash paid for interest	$668	$1,219

Cash paid for income taxes	$3,795	$9,290

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 4, 2009
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
The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended April 4, 2009 and March 29, 2008. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 3, 2009. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 3, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Certain prior period amounts within Note 8 have been reclassified to conform with the current period presentation.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date, the immediate recognition of acquisition-related transaction costs and the recognition of contingent consideration arrangements at their acquisition date fair value. SFAS No. 141(R) is effective for acquisitions that occur on or after the beginning of the fiscal year commencing on or after December 15, 2008. SFAS No. 141(R) will impact the Company’s financial position and results of operations for any business combinations entered into after the date of adoption.
Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	April 4,	January 3,
	2009	2009

Raw materials	$26,624	$25,779
Work-in-process	10,377	17,316
Finished goods and purchased stock	95,451	98,075

	$132,452	$141,170

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. Goodwill of $231.4 million as of April 4, 2009 and January 3, 2009 consists of $194.8 million from the April 2002 merger transaction and $36.6 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	April 4, 2009			January 3, 2009
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(In Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$12,661	$95,419	$108,080	$12,187	$95,893
Patents	10	6,230	4,316	1,914	6,230	4,160	2,070
Customer base and other	7	4,813	3,782	1,031	4,836	3,668	1,168

Total other intangible assets		$119,123	$20,759	$98,364	$119,146	$20,015	$99,131

The Company has determined that trademarks and trade names totaling $80.0 million (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives and are tested for impairment at least annually. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended April 4, 2009 and March 29, 2008.
Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 4,	January 3,
	2009	2009
9 3/4% notes	$165,000	$165,000
Borrowings under the ABL Facility	52,500	56,000

Total long-term debt	$217,500	$221,000

On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. As of April 4, 2009, there was $52.5 million drawn under the ABL Facility and $73.1 million available for additional borrowing.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of April 4, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
The weighted average interest rate for borrowings under the ABL Facility and the Company’s prior credit facility were 3.9% and 5.6% for the quarter ended April 4, 2009 and the year ended January 3, 2009, respectively. As of April 4, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 4.2%. As of April 4, 2009, the Company had letters of credit outstanding of $6.8 million primarily securing deductibles of various insurance policies.
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
The fair value of the 9 3/4% notes was $132.0 million and $129.9 million at April 4, 2009 and January 3, 2009, respectively. In accordance with SFAS No. 157, the fair value of the 9 3/4% notes was measured using Level 1 inputs of quoted prices in active markets as of the respective measurement dates.
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of April 4, 2009, AMH had $446.0 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrued at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2009. AMH II has outstanding $87.5 million in aggregate principal amount, including accreted interest, of its 13 5/8% notes due 2014. Through January 31, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash on the 13 5/8% notes, with the remaining 3 5/8% paid either in cash or by the issuance of additional 13 5/8% notes, at the election of AMH II. After January 31, 2010, the full 13 5/8% interest will be payable in cash. In addition, on January 31, 2010, AMH II is required to redeem a principal amount of approximately $15.0 million of notes in order to prevent the notes from being treated as having “significant original issue discount” for tax purposes. Total AMH II debt outstanding, including that of its consolidated subsidiaries, was approximately $751.0 million as of April 4, 2009.
AMH and AMH II have no independent operations, and as a result they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11 1/4% notes, and AMH II is similarly dependent on AMH’s ability to further upstream payments in order to service its obligations under the 13 5/8% notes. The Company does not guarantee the 11 1/4% notes or the 13 5/8% notes and has no obligation to make any payments with respect thereto. The Company declared a dividend of approximately $4.3 million in January 2009 to fund AMH II’s scheduled interest payments.
Note 5 — Comprehensive Loss
Comprehensive loss differs from net loss due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008
Net loss as reported	$(14,465)	$(7,753)
Reclassification adjustments for actuarial gains or losses and prior service costs, net of tax	257	96
Foreign currency translation adjustments	(802)	(2,799)

Comprehensive loss	$(15,010)	$(10,456)

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

	Quarters Ended
	April 4,		March 29,
	2009		2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$146	$324	$134	$549
Interest cost	783	722	747	796
Expected return on assets	(674)	(612)	(875)	(931)
Amortization of prior service costs	8	7	7	8
Amortization of unrecognized net loss	375	13	150	26

Net periodic pension cost	$638	$454	$163	$448

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
The actuarial valuations require significant estimates and assumptions to be made by management, primarily the funding interest rate, discount rate and expected long-term return on plan assets. These assumptions are all susceptible to changes in market conditions. The funding interest rate and discount rate are based on representative bond yield curves maintained and monitored by independent third parties. In determining the expected long-term rate of return on plan assets, the Company considers historical market and portfolio rates of return, asset allocations and expectations of future rates of return. As disclosed in the Company’s 2008 Annual Report on Form 10-K, the sensitivity of these estimates and assumptions are not expected to have a material impact on the Company’s 2009 pension expense and funding requirements.
Note 7 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008
Vinyl windows	$61,057	$69,688
Vinyl siding products	35,588	44,134
Metal products	28,983	39,344
Third party manufactured products	32,716	32,933
Other products and services	13,988	14,779

	$172,332	$200,878

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
A reconciliation of warranty reserve activity is as follows for the quarters ended April 4, 2009 and March 29, 2008 (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008
Balance at the beginning of the period	$29,425	$28,684
Provision for warranties issued	2,098	1,801
Claims paid	(1,493)	(1,428)
Foreign currency translation	54	189

Balance at the end of the period	$30,084	$29,246

Note 9 — Manufacturing Restructuring Costs
During 2008, the Company relocated a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. The Company incurred expense of $1.8 million for the fiscal year ended January 3, 2009 associated with these restructuring efforts, which was comprised of asset impairment costs of $0.7 million, costs incurred to relocate manufacturing equipment of $0.7 million and costs associated with the transition of distribution operations of $0.4 million. Additionally, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the fiscal year ended January 3, 2009. The Company did not incur any expense during the quarter ended April 4, 2009 and incurred expense of $0.8 million of asset impairment costs and manufacturing equipment relocation costs during the quarter ended March 29, 2008 associated with these restructuring efforts. The Company expects to discontinue using the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. At that time, the Company expects inventory levels in this warehouse facility to be depleted in order to facilitate an efficient consolidation, and the related lease costs associated with the discontinued use of the warehouse facility will be recorded as a final restructuring charge of approximately $6.8 million.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,799	$119	$2,457	$—	$6,375
Accounts receivable, net	76,797	7,921	23,040	—	107,758
Intercompany receivables	—	65,723	4,154	(69,877)	—
Inventories	95,899	6,168	30,385	—	132,452
Deferred income taxes	9,196	2,482	505	—	12,183
Income taxes receivable	2,618	—	4,074	(682)	6,010
Prepaid expenses	6,917	1,134	1,407	—	9,458

Total current assets	195,226	83,547	66,022	(70,559)	274,236
Property, plant and equipment, net	78,357	2,435	30,640	—	111,432
Goodwill	194,814	36,551	—	—	231,365
Other intangible assets, net	88,261	9,844	259	—	98,364
Investment in subsidiaries	164,576	62,609	—	(227,185)	—
Other assets	10,053	—	1,899	—	11,952

Total assets	$731,287	$194,986	$98,820	$(297,744)	$727,349

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$48,186	$5,605	$18,974	$—	$72,765
Intercompany payables	69,877	—	—	(69,877)	—
Payable to parent	9,326	—	—	—	9,326
Accrued liabilities	35,431	5,046	7,592	—	48,069
Income taxes payable	—	682	—	(682)	—

Total current liabilities	162,820	11,333	26,566	(70,559)	130,160
Deferred income taxes	40,847	3,499	2,215	—	46,561
Other liabilities	30,469	15,578	7,430	—	53,477
Long-term debt	217,500	—	—	—	217,500
Member’s equity	279,651	164,576	62,609	(227,185)	279,651

Total liabilities and member’s equity	$731,287	$194,986	$98,820	$(297,744)	$727,349

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$133,225	$26,478	$39,490	$(26,861)	$172,332

Cost of sales	106,863	27,813	34,264	(26,861)	142,079

Gross profit (loss)	26,362	(1,335)	5,226	—	30,253

Selling, general and administrative expense	39,251	1,188	8,059	—	48,498

Loss from operations	(12,889)	(2,523)	(2,833)	—	(18,245)

Interest expense, net	5,120	—	218	—	5,338

Foreign currency loss	—	—	52	—	52

Loss before income taxes	(18,009)	(2,523)	(3,103)	—	(23,635)

Income tax benefit	(7,311)	(863)	(996)	—	(9,170)

Loss before equity income from subsidiaries	(10,698)	(1,660)	(2,107)	—	(14,465)

Equity income from subsidiaries	(3,767)	(2,107)	—	5,874	—

Net loss	$(14,465)	$(3,767)	$(2,107)	$5,874	$(14,465)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$3,499	$7,948	$(2,492)	$8,955

Investing Activities
Additions to property, plant and equipment	(1,129)	(6)	(213)	(1,348)
Other	(383)	383	—	—

Net cash provided by (used in) investing activities	(1,512)	377	(213)	(1,348)

Financing Activities
Net repayments under ABL Facility	(3,500)	—	—	(3,500)
Financing costs	(95)	—	(36)	(131)
Dividends	(4,269)	—	—	(4,269)
Intercompany transactions	4,712	(8,303)	3,591	—

Net cash provided by (used in) financing activities	(3,152)	(8,303)	3,555	(7,900)

Effect of exchange rate changes on cash	—	—	(41)	(41)

Net increase (decrease) in cash	(1,165)	22	809	(334)
Cash at beginning of period	4,964	97	1,648	6,709

Cash at end of period	$3,799	$119	$2,457	$6,375

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended March 29, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$139,884	$43,819	$54,331	$(37,156)	$200,878

Cost of sales	109,102	42,362	41,957	(37,156)	156,265

Gross profit	30,782	1,457	12,374	—	44,613

Selling, general and administrative expense	36,983	4,129	9,016	—	50,128

Manufacturing restructuring costs	751	—	94	—	845

Income (loss) from operations	(6,952)	(2,672)	3,264	—	(6,360)

Interest expense (income), net	5,835	(7)	39	—	5,867

Foreign currency loss	—	—	78	—	78

Income (loss) before income taxes	(12,787)	(2,665)	3,147	—	(12,305)

Income taxes (benefit)	(4,756)	(822)	1,026	—	(4,552)

Income (loss) before equity income from subsidiaries	(8,031)	(1,843)	2,121	—	(7,753)

Equity income from subsidiaries	278	2,121	—	(2,399)	—

Net income (loss)	$(7,753)	$278	$2,121	$(2,399)	$(7,753)

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
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation is expected to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which the Company believes bodes well for the demand for its products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, housing appreciation has deteriorated, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2009 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company’s sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Continued reduced levels of existing homes sales and housing price depreciation will have a significant negative impact on the Company’s remodeling sales. In addition, a reduced number of new housing starts will have a negative impact on the Company’s new construction sales. In the event of a prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for the Company’s products and lower gross margins. In the event that the Company’s expectations regarding the outlook for the housing market result in a reduction in its forecasted sales and operating income, and related growth rates, the Company may be required to record an impairment of certain of its assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to the Company, including further accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to the Company’s inventories.
The Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this has caused downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.

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
Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs, during the periods of reduced sales and net cash flows from operations, the Company typically utilizes its ABL Facility and repays such borrowings in periods of higher cash flow. The Company typically generates the majority of its cash flow in the third and fourth quarters.
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
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008

Net sales	$172,332	$200,878

Cost of sales	142,079	156,265

Gross profit	30,253	44,613

Selling, general and administrative expense	48,498	50,128

Manufacturing restructuring costs	—	845

Loss from operations	(18,245)	(6,360)

Interest expense, net	5,338	5,867
Foreign currency loss	52	78

Loss before income taxes	(23,635)	(12,305)
Income tax benefit	(9,170)	(4,552)

Net loss	$(14,465)	$(7,753)

Other Data:
EBITDA (a)	$(12,856)	$(785)
Adjusted EBITDA (a)	(12,621)	185

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008
Vinyl windows	$61,057	$69,688
Vinyl siding products	35,588	44,134
Metal products	28,983	39,344
Third party manufactured products	32,716	32,933
Other products and services	13,988	14,779

	$172,332	$200,878

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.
The reconciliation of the Company’s net loss to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008
Net loss	$(14,465)	$(7,753)
Interest expense, net	5,338	5,867
Income tax benefit	(9,170)	(4,552)
Depreciation and amortization	5,441	5,653

EBITDA	(12,856)	(785)
Amortization of management fee (b)	125	125
Manufacturing restructuring costs (c)	—	845
Bank audit fees (d)	110	—

Adjusted EBITDA (e)	$(12,621)	$185

(b)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(c)	During the quarter ended March 29, 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the quarter ended March 29, 2008, the amount represents asset impairment costs and costs incurred to relocate manufacturing equipment.

(d)	Represents bank audit fees incurred under the Company’s ABL Facility.

(e)	Prior year adjusted EBITDA amounts have been reclassified to conform to the current year’s presentation, which, in conformity with the computation of adjusted EBITDA under the Company’s current credit facility, excludes any adjustment for foreign currency (gain) loss.

Quarter Ended April 4, 2009 Compared to Quarter Ended March 29, 2008
Net sales decreased 14.2% to $172.3 million for the first quarter of 2009 compared to $200.9 million for the same period in 2008 primarily due to decreased unit volumes, principally in vinyl siding, vinyl windows and metal products. During the first quarter of 2009 compared to the same period in 2008, vinyl siding unit volumes decreased by 21%, while vinyl window unit volumes decreased by 10%.
Gross profit in the first quarter of 2009 was $30.3 million, or 17.6% of net sales, compared to gross profit of $44.6 million, or 22.2% of net sales, for the same period in 2008. The decrease in gross profit as a percentage of net sales was primarily a result of the impact of reduced leverage of manufacturing costs due to lower sales volumes.
Selling, general and administrative expense decreased to $48.5 million, or 28.1% of net sales, for the first quarter of 2009 versus $50.1 million, or 25.0% of net sales, for the same period in 2008. The decrease in selling, general and administrative expense was primarily due to the $2.0 million translation impact on Canadian expenses as a result of the weakening Canadian dollar at the end of 2008 and $1.1 million decrease in profit sharing and commission accruals as a result of reduced headcount and decreased sales, partially offset by $1.3 million increase in bad debt expense recorded during the first quarter of 2009 as a result of current economic conditions. The Company incurred a loss from operations of $18.2 million for the first quarter of 2009 compared to a loss from operations of $6.4 million for the same period in 2008.
During 2008, the Company relocated a portion of its vinyl siding production, transitioned the majority of distribution of its U.S. vinyl siding products and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. The Company incurred expense of $0.8 million of asset impairment costs and manufacturing equipment relocation costs during the quarter ended March 29, 2008 associated with these restructuring efforts. The Company expects to discontinue using the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. At that time, the Company expects to record the related lease costs associated with the discontinued use of the warehouse facility as a final restructuring charge.
Interest expense decreased $0.5 million for the first quarter of 2009 compared to the same period in 2008. The decrease in interest expense was primarily due to lower overall borrowings under the credit facilities and decreased interest rates during 2009.
The income tax provision for the first quarter of 2009 reflects an effective income tax rate of 38.8%, compared to an effective income tax rate of 37.0% for the same period in 2008. The increase in the effective income tax rate in 2009 is primarily due to a loss of certain manufacturing deductions available in previous years.
The Company reported a net loss of $14.5 million for the quarter ended April 4, 2009 compared to a net loss of $7.8 million for the same period in 2008.
EBITDA for the first quarter of 2009 was a loss of $12.9 million compared to a loss of $0.8 million for the same period in 2008. Adjusted EBITDA for the first quarter of 2009 was a loss of $12.6 million compared to adjusted EBITDA of $0.2 million for the same period in 2008. Adjusted EBITDA for the first quarter of 2009 excludes amortization related to prepaid management fees of $0.1 million and bank audit fees of $0.1 million. Adjusted EBITDA for the first quarter of 2008 excludes manufacturing restructuring costs of $0.8 million and amortization related to prepaid management fees of $0.1 million.
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

Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the quarters ended April 4, 2009 and March 29, 2008 (in thousands):

	Quarters Ended
	April 4,	March 29,
	2009	2008
Cash provided by (used in) operating activities	$8,955	$(37,860)
Cash used in investing activities	(1,348)	(4,226)
Cash provided by (used in) financing activities	(7,900)	25,250
Cash Flows
At April 4, 2009, the Company had cash and cash equivalents of $6.4 million and available borrowing capacity of approximately $73.1 million under its new asset-based credit facility. See “— Description of the Company’s Outstanding Indebtedness” for further details of the Company’s new credit facility. As of April 4, 2009, the Company had letters of credit outstanding of $6.8 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash provided by operating activities was $9.0 million for the quarter ended April 4, 2009 compared to net cash used in operating activities of $37.9 million for the same period in 2008. The factors typically impacting cash flows from operating activities during the first three months of the year include the Company’s operating results, inventory levels, and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a source of cash of $9.0 million and $16.0 million for the quarters ended April 4, 2009 and March 29, 2008, respectively, resulting in a net decrease in cash flows of $7.0 million, which was primarily due to the decline in sales the past two quarters as compared to the same periods in prior years. Inventory was a source of cash of $8.2 million during the quarter ended April 4, 2009, compared to a use of cash of $19.1 million during the same period in 2008, resulting in a net increase of cash flows of $27.4 million, which was primarily due to reduced inventory levels and declining commodity costs. The high inventory levels at the end of the first quarter of 2008 were a result of rising commodity costs and building of inventory due to the Company’s transition of the majority of its distribution of U.S. vinyl siding products to a centralized distribution center. Accounts payable and accrued liabilities were a source of cash of $11.3 million for the quarter ended April 4, 2009, compared to a use of cash of $20.2 million for the same period in 2008, resulting in a net increase in cash flows of $31.4 million, which was primarily due to improved vendor terms and lower sales related accruals. Net cash flows provided by operating activities for the quarter ended April 4, 2009 reflects income tax payments of $3.8 million, while net cash used in operating activities for the same period in 2008 reflects $9.3 million of income tax payments.
Cash Flows from Investing Activities
During the quarter ended April 4, 2009, net cash used in investing activities included capital expenditures of $1.3 million. Capital expenditures in 2009 were primarily at supply centers for continued operations, openings and relocations, various projects at West Salem and several corporate IT projects. During the quarter ended March 29, 2008, net cash used in investing activities included capital expenditures of $4.2 million. Capital expenditures in 2008 were primarily to expand capacity at the Company’s Burlington and West Salem manufacturing facilities and improve capabilities at its window facilities.
Cash Flows from Financing Activities
Net cash used in financing activities for the quarter ended April 4, 2009 includes net repayments under the Company’s new ABL Facility of $3.5 million, payments for financings costs of $0.1 for the ABL Facility and dividend payments of $4.3 million. Net cash provided by financing activities for the quarter ended March 29, 2008 includes borrowings on the revolving loan portion of the Company’s credit facility of $29.4 million, partially offset by dividend payments of $4.1 million. The dividends were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.

Description of the Company’s Outstanding Indebtedness
On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. As of April 4, 2009, there was $52.5 million drawn under the ABL Facility.
As of April 4, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 4.2% and the weighted average interest rate for the quarter ended April 4, 2009 was 3.9%.
The Company’s borrowing base under the ABL Facility will fluctuate during the course of the year based on a variety of factors impacting the Company’s level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. The Company’s peak selling season is typically May through October. As a result, the excess availability will fluctuate throughout the course of the year. As of April 4, 2009, the Company’s borrowing base was $132.4 million, which was based on the borrowing base calculation utilizing February month end account balances. The Company’s excess availability under the ABL Facility was $73.1 million as of April 4, 2009.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of April 4, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and certain EBITDA and availability thresholds are met. During the quarter ended April 4, 2009, Holdings and the Company were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant.
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
At April 4, 2009, the amount of the restricted payments basket under the 9 3/4% notes indenture, net of restricted payments made through that date, was approximately $77 million. The Company’s ability to make restricted payments under the 9 3/4% notes indenture is subject to compliance with the other conditions to making restricted payments provided for in the 9 3/4% notes indenture, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends.

The Company’s indirect parent entities AMH and AMH II are holding companies with no independent operations. As of April 4, 2009, AMH had $446.0 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrued at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, commencing on September 1, 2009. AMH II has outstanding $87.5 million in aggregate principal amount, including accreted interest, of its 13 5/8% notes due 2014. Through January 31, 2010, AMH II must pay a minimum of 10% interest on each semi-annual payment date in cash on the 13 5/8% notes, with the remaining 3 5/8% paid either in cash or by the issuance of additional 13 5/8% notes, at the election of AMH II. After January 31, 2010, the full 13 5/8% interest will be payable in cash. In addition, on January 31, 2010, AMH II is required to redeem a principal amount of approximately $15.0 million of notes in order to prevent the notes from being treated as having “significant original issue discount” for tax purposes. Total AMH II debt outstanding, including that of its consolidated subsidiaries, was approximately $751.0 million as of April 4, 2009.
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
Effects of Inflation
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers. The Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this has caused downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At April 4, 2009, the Company had no raw material hedge contracts in place.

Certain Forward-Looking Statements
All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;

•	changes in home building and remodeling industries, economic conditions, interest rates, foreign currency exchange rates and other conditions;

•	changes in availability of consumer credit, employment trends, levels of consumer confidence and spending, and consumer preferences;

•	changes in raw material costs and availability;

•	market acceptance of price increases;

•	changes in national and regional trends in new housing starts and home remodeling;

•	changes in weather conditions;

•	the Company’s ability to comply with certain financial covenants in its ABL Facility and indenture governing its 9 3/4% notes;

•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;

•	the ability of the Company and its parent companies to refinance indebtedness when required;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;

•	increases in the Company’s indebtedness;

•	increases in costs of environmental compliance;

•	increases in unanticipated warranty or product liability claims;

•	increases in capital expenditure requirements;

•	potential conflict between existing Alside and Gentek distribution channels; and

•	the other factors discussed under Item 1A. “Risk Factors” as filed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009 and elsewhere in this report.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 2.50% to 3.50%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At April 4, 2009, the Company had borrowings outstanding of $52.5 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.5 million.
The Company has $165.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4%. The fair value of the Company’s 9 3/4% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. The fair value of the 9 3/4% notes at April 4, 2009 was $132.0 million based upon their quoted market price.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At April 4, 2009, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at April 4, 2009 was immaterial.
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
Changes in Internal Control over Financial Reporting
There have been no changes to the Company’s internal control over financial reporting during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ASSOCIATED MATERIALS, LLC (Registrant)
Date: May 19, 2009	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2009	By:	/s/ Cynthia L. Sobe
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