Form 10-Q
period 2009-07-04
ASSOCIATED MATERIALS, LLC
filed 2009-08-18
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2009, all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED JULY 4, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 4,	January 3,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$15,741	$6,709
Accounts receivable, net	143,337	116,878
Inventories	135,292	141,170
Deferred income taxes	12,183	12,183
Prepaid expenses	9,259	10,486

Total current assets	315,812	287,426

Property, plant and equipment, net	109,498	115,156
Goodwill	231,330	231,358
Other intangible assets, net	97,612	99,131
Receivable from AMH II	26,833	—
Other assets	16,224	12,218

Total assets	$797,309	$745,289

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$110,709	$54,520
Payable to parent	9,326	9,326
Accrued liabilities	54,082	54,449
Income taxes payable	49	6,982

Total current liabilities	174,166	125,277

Deferred income taxes	46,818	46,427
Other liabilities	58,301	53,655
Long-term debt	224,500	221,000
Member’s equity	293,524	298,930

Total liabilities and member’s equity	$797,309	$745,289

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net sales	$274,969	$314,812	$447,301	$515,690

Cost of sales	196,988	235,820	339,067	392,085

Gross profit	77,981	78,992	108,234	123,605

Selling, general and administrative expense	51,297	52,862	99,795	102,990

Manufacturing restructuring costs	5,255	938	5,255	1,783

Income from operations	21,429	25,192	3,184	18,832

Interest expense, net	5,244	5,915	10,582	11,782

Foreign currency (gain) loss	(274)	12	(222)	90

Income (loss) before income taxes	16,459	19,265	(7,176)	6,960

Income taxes (benefit)	6,386	7,224	(2,784)	2,672

Net income (loss)	$10,073	$12,041	$(4,392)	$4,288

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008
Operating Activities
Net (loss) income	$(4,392)	$4,288
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,945	11,398
Provision for losses on accounts receivable	7,231	2,108
Amortization of deferred financing costs	1,009	1,047
Amortization of management fee	250	250
Non-cash portion of manufacturing restructuring costs	5,255	1,577
Loss on sale or disposal of assets other than by sale	56	1,846
Changes in operating assets and liabilities:
Accounts receivable	(32,519)	(33,558)
Inventories	7,200	(20,683)
Accounts payable and accrued liabilities	53,213	13,982
Income taxes	(6,613)	(10,484)
Other	2,536	(598)

Net cash provided by (used in) operating activities	44,171	(28,827)

Investing Activities
Additions to property, plant and equipment	(2,381)	(8,210)
Proceeds from sale of assets	—	24

Net cash used in investing activities	(2,381)	(8,186)

Financing Activities
Net repayments under ABL Facility	(16,500)	—
Net increase in revolving line of credit	—	28,309
AMH II intercompany loan	(26,833)	—
Issuance of senior subordinated notes	20,000	—
Financing costs	(5,014)	—
Dividends paid	(4,269)	(4,118)

Net cash (used in) provided by financing activities	(32,616)	24,191

Effect of exchange rate changes on cash	(142)	(574)

Net increase (decrease) in cash	9,032	(13,396)
Cash at beginning of period	6,709	21,603

Cash at end of period	$15,741	$8,207

Supplemental information:
Cash paid for interest	$9,598	$10,547

Cash paid for income taxes	$3,828	$13,157

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JULY 4, 2009
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
The unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarter and six months ended July 4, 2009 and June 28, 2008. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 3, 2009. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 3, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”). While SFAS No. 168 is not intended to change U.S. generally accepted accounting principles, it will change the way the Company references these accounting principles in its consolidated financial statements and accompanying notes. SFAS No. 168 is effective for interim or annual reporting periods ending after September 15, 2009. Although the adoption of SFAS No. 168 will change the Company’s disclosures, there will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS No. 168.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”). This statement amends the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. SFAS No. 167 is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company does not expect the adoption of SFAS No. 167 to have a material effect on its consolidated financial statements or disclosures.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (“SFAS No. 166”). SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The requirements of SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the application of SFAS No. 166 to have a material effect on its consolidated financial statements or disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of SFAS No. 165 is required for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the quarter ended July 4, 2009, as required. The Company evaluated for subsequent events through the date and time these financial statements were issued on August 18, 2009 and concluded that there were no significant subsequent events requiring recognition or disclosure.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim and annual reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 did not result in additional disclosure.
Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	July 4,	January 3,
	2009	2009

Raw materials	$28,670	$25,779
Work-in-process	13,120	17,316
Finished goods and purchased stock	93,502	98,075

	$135,292	$141,170

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. As of July 4, 2009, goodwill of $231.3 million consisted of $194.8 million from the April 2002 merger transaction that resulted in the Company’s acquisition by Harvest Partners, Inc. and $36.5 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). As of January 3, 2009, goodwill of $231.4 million consisted of $194.8 million from the April 2002 merger transaction that resulted in the Company’s acquisition by Harvest Partners, Inc. and $36.6 million from the acquisition of Gentek. None of the Company’s goodwill is deductible for income tax purposes. The impact of foreign currency translation decreased the carrying value of Gentek goodwill by less than $0.1 million for the six months ended July 4, 2009. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	July 4, 2009			January 3, 2009
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$13,136	$94,944	$108,080	$12,187	$95,893
Patents	10	6,230	4,471	1,759	6,230	4,160	2,070
Customer base	7	4,926	4,017	909	4,836	3,668	1,168

Total other intangible assets		$119,236	$21,624	$97,612	$119,146	$20,015	$99,131

The Company has determined that trademarks and trade names totaling $80.0 million (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives and are tested for impairment at least annually. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended July 4, 2009 and June 28, 2008, and $1.5 million and $1.6 million for the six month periods ended July 4, 2009 and June 28, 2008, respectively. The foreign currency translation impact on the cost and accumulated amortization of intangibles was approximately $0.1 million for the quarter and six months ended July 4, 2009.

Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 4,	January 3,
	2009	2009
9 3/4% notes	$165,000	$165,000
15 % notes	20,000	—
Borrowings under the ABL Facility	39,500	56,000

Total long-term debt	$224,500	$221,000

On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). One of the Company’s joint lead arrangers under the ABL Facility, CIT Capital Securities LLC, is a subsidiary of CIT Group, Inc. (“CIT”) who incurred significant rating downgrades due to liquidity concerns. Subsidiaries of CIT are also lenders under both the U.S. and Canadian facilities described below. CIT recently announced that it had entered into a $3 billion loan facility provided by a group of its major bondholders and that it intends to commence a comprehensive restructuring of its liabilities to provide additional liquidity and further strengthen its capital position. The Company continues to closely monitor this situation and does not believe it will have a material impact on the Company’s financial condition or ability to fund operations.
The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on October 3, 2013, except in the event that the Company’s obligations under its 9 3/4% notes due 2012 remain outstanding as of the date six months prior to their stated maturity, April 15, 2012, in which case the ABL Facility will be due and payable on October 15, 2011. As of July 4, 2009, there was $39.5 million drawn under the ABL Facility and $116.3 million available for additional borrowing.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of July 4, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
The weighted average interest rate for borrowings under the ABL Facility was 4.3% for the quarter ended July 4, 2009. For the year ended January 3, 2009, the weighted average interest rate for borrowings under the ABL Facility and prior credit facility was 5.6%. As of July 4, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 3.91%. As of July 4, 2009, the Company had letters of credit outstanding of $8.5 million primarily securing deductibles of various insurance policies.
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
In June 2009, the Company issued $20.0 million of its 15% senior subordinated notes due 2012 in a private placement to certain institutional investors as part of a note exchange by AMH II described below. Net proceeds were approximately $15 million from the issuance of the 15% notes, net of funding fees and other transaction expenses.
As of July 4, 2009, the Company had $165.0 million and $20.0 million in aggregate principal amount of its 9 3/4% notes and 15% notes, respectively, due 2012 outstanding. The 9 3/4% notes and 15% notes rank pari passu with each other, and are subordinated in right of payment to all unsubordinated indebtedness of the Company. The 9 3/4% notes, which mature on April 15, 2012, pay interest semi-annually in arrears on April 15th and October 15th. The 15% notes mature on July 15, 2012 and pay interest quarterly in arrears on January 15th, April 15th, July 15th and October 15th. The 9 3/4% notes are redeemable at the Company’s option, currently at a redemption price of 101.625% plus accrued and unpaid interest to the redemption date. This redemption price declines to 100% on April 15, 2010 for the remaining life of the notes. The 15% notes are redeemable at the Company’s option, at an initial redemption price of 101% plus accrued and unpaid interest to the redemption date, with the redemption price declining to 100% on December 22, 2009. The Company’s payment obligations under the 9 3/4% notes and 15% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products, Inc. and Alside, Inc. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% or 15% notes. Upon a change of control of the Company, as defined, holders of the 9 3/4% notes and the 15% notes have the right to require the Company to repurchase their notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest.

The indentures governing the 9 3/4% notes and 15% notes contain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness, make loans or advances to subsidiaries and other entities, invest in capital expenditures, sell its assets or declare dividends. Events of default are generally similar with respect to each of the 9 3/4% notes and the 15% notes.
The fair value of the 9 3/4% notes was $144.4 million and $129.9 million at July 4, 2009 and January 3, 2009, respectively. In accordance with SFAS No. 157, “Fair Value Measurements,” the fair value of the 9 3/4% notes was measured using Level 1 inputs of quoted prices in active markets as of the respective measurement dates. The fair value of the Company’s 15% notes is not based upon quoted market prices as the notes were issued in a private placement and price quotations are not available. The Company estimates the fair value of the Company’s 15% notes at July 4, 2009 to be $20.0 million based upon market and income approach valuations estimated by an external source. The fair value of the 15% notes was measured using Level 3 unobservable inputs, which is the lowest level of input that is significant to the fair value measurement.
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of July 4, 2009, AMH had $431.0 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrued at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11 1/4% notes being due on September 1, 2009. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11 1/4% notes directly from the AMH debtholders with funds loaned from the Company for approximately $5.9 million. In exchange for the purchased 11 1/4% notes, AMH II was granted additional equity interest in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the quarter and six months ended July 4, 2009.
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13 5/8% senior notes due 2014. In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% senior notes due 2014 in exchange for all of its outstanding 13 5/8% senior notes due 2014. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” (“SFAS No.15”), AMH II recorded a troubled debt restructuring gain of approximately $19.2 million for the quarter and six months ended July 4, 2009. As of July 4, 2009, AMH II has recorded liabilities for the $13.066 million original principal amount and $32.9 million of accrued interest related to all future interest payments on the Company’s 15% notes due 2012 and AMH II’s 20% notes due 2014. As of July 4, 2009, total AMH II debt, including that of its consolidated subsidiaries, was approximately $701.5 million, which includes $32.9 million of accrued interest related to all future interest payments on the Company’s 15% notes and AMH II’s 20% notes.
AMH and AMH II have no independent operations, and as a result they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11 1/4% notes, and AMH II is similarly dependent on AMH’s ability to further upstream funds in order to service its obligations under the 20% notes. The Company does not guarantee the 11 1/4% notes or the 20% notes and has no obligation to make any payments with respect thereto. In January 2009, the Company declared a dividend of approximately $4.3 million to fund the January 2009 payment of AMH II’s scheduled interest on its 13 5/8% senior notes.
In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes, the Company entered into an intercompany loan agreement with AMH II, pursuant to which the Company agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and will be added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of July 4, 2009, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $26.8 million.

Note 5 — Comprehensive Income
Comprehensive income (loss) differs from net income (loss) due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net income (loss)	$10,073	$12,041	$(4,392)	$4,288
Unrecognized prior service cost and net loss	254	180	511	276
Foreign currency translation adjustments	3,544	686	2,742	(2,113)

Comprehensive income (loss)	$13,871	$12,907	$(1,139)	$2,451

Note 6 — Retirement Plans
The Company’s Alside division sponsors a defined benefit pension plan which covers hourly workers at its plant in West Salem, Ohio and a defined benefit retirement plan covering salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan. The Company’s Gentek subsidiary sponsors a defined benefit pension plan for hourly union employees at its Woodbridge, New Jersey plant (together with the Alside sponsored defined benefit plans, the “Domestic Plans”) as well as a defined benefit pension plan covering Gentek Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). Accrued pension liabilities are included in accrued and other long-term liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31st. Components of defined benefit pension plan costs are as follows (in thousands):

	Quarters Ended
	July 4, 2009		June 28, 2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$146	$354	$134	$545
Interest cost	783	787	747	790
Expected return on assets	(674)	(667)	(875)	(924)
Amortization of prior service costs	8	7	7	8
Amortization of unrecognized net loss	375	15	150	26

Net periodic pension cost	$638	$496	$163	$445

	Six Months Ended
	July 4, 2009		June 28, 2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$292	$678	$268	$1,094
Interest cost	1,566	1,509	1,494	1,586
Expected return on assets	(1,348)	(1,279)	(1,750)	(1,855)
Amortization of prior service costs	16	14	14	16
Amortization of unrecognized net loss	750	28	300	52

Net periodic pension cost	$1,276	$950	$326	$893

The late 2008 decline in market conditions has resulted in decreased valuations of the Company’s pension plan assets. Based on actuarial valuations and current pension funding legislation, the Company does not currently anticipate significant changes to current cash contribution levels in 2009. However, the Company currently anticipates additional cash contributions will be required in 2010 to avoid certain funding-based benefit limitations as required under current pension law. Although additional declines in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.

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
Note 7 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Vinyl windows	$99,031	$103,935	$160,087	$173,623
Vinyl siding products	56,829	70,315	92,418	114,449
Metal products	44,421	61,789	73,404	101,133
Third party manufactured products	57,305	58,187	90,021	91,120
Other products and services	17,383	20,586	31,371	35,365

	$274,969	$314,812	$447,301	$515,690

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
A reconciliation of warranty reserve activity is as follows for the quarter and six months ended July 4, 2009 and June 28, 2008 (in thousands):

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Balance at the beginning of the period	$30,084	$29,246	$29,425	$28,684
Provision for warranties issued	2,491	2,586	4,697	4,764
Claims paid	(1,917)	(1,914)	(3,410)	(3,342)
Foreign currency translation	289	15	235	(173)

Balance at the end of the period	$30,947	$29,933	$30,947	$29,933

Note 9 — Manufacturing Restructuring Costs
During the quarter and six months ended June 28, 2008, the Company incurred costs of $0.9 million and $1.8 million, respectively, related to relocating a portion of its vinyl siding production and distribution. These costs were comprised of asset impairment costs, costs incurred to relocate manufacturing equipment, costs associated with the transition of distribution operations, and inventory markdown costs. The inventory markdown costs of $0.9 million are included in cost of sales in the statement of operations for the quarter and six months ended June 28, 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the quarter and six months ended July 4, 2009.
Of the remaining restructuring liability at July 4, 2009, approximately $0.3 million is expected to be paid, net of sublease payments, during the remainder of 2009. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
Note 10 — Subsidiary Guarantors
The Company’s payment obligations under the 9 3/4% notes and 15% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products, Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% or 15% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
July 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non- Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,933	$—	$12,808	$—	$15,741
Accounts receivable, net	95,945	11,797	35,595	—	143,337
Intercompany receivables	—	70,833	6,891	(77,724)	—
Inventories	95,926	7,073	32,293	—	135,292
Deferred income taxes	9,196	2,482	505	—	12,183
Income taxes receivable	675	—	1,097	(1,772)	—
Prepaid expenses	6,668	1,119	1,472	—	9,259

Total current assets	211,343	93,304	90,661	(79,496)	315,812
Property, plant and equipment, net	75,451	2,286	31,761	—	109,498
Goodwill	194,814	36,516	—	—	231,330
Other intangible assets, net	87,695	9,718	199	—	97,612
Investment in subsidiaries	175,432	73,045	—	(248,477)	—
Receivable from AMH II	26,833	—	—	—	26,833
Other assets	14,252	—	1,972	—	16,224

Total assets	$785,820	$214,869	$124,593	$(327,973)	$797,309

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$65,532	$12,832	$32,345	$—	$110,709
Intercompany payables	77,724	—	—	(77,724)	—
Payable to parent	9,326	—	—	—	9,326
Accrued liabilities	39,219	5,614	9,249	—	54,082
Income taxes payable	—	1,821	—	(1,772)	49

Total current liabilities	191,801	20,267	41,594	(79,496)	174,166
Deferred income taxes	40,984	3,511	2,323	—	46,818
Other liabilities	35,011	15,659	7,631	—	58,301
Long-term debt	224,500	—	—	—	224,500
Member’s equity	293,524	175,432	73,045	(248,477)	293,524

Total liabilities and member’s equity	$785,820	$214,869	$124,593	$(327,973)	$797,309

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$200,645	$38,801	$73,922	$(38,399)	$274,969

Cost of sales	143,726	36,708	54,953	(38,399)	196,988

Gross profit	56,919	2,093	18,969	—	77,981
Selling, general and administrative expense	41,782	551	8,964	—	51,297

Manufacturing restructuring costs	5,255	—	—	—	5,255

Income from operations	9,882	1,542	10,005	—	21,429

Interest expense, net	5,091	—	153	—	5,244

Foreign currency gain	—	—	274	—	274

Income before income taxes	4,791	1,542	10,126	—	16,459

Income taxes	1,996	1,140	3,250	—	6,386

Income before equity income from subsidiaries	2,795	402	6,876	—	10,073

Equity income from subsidiaries	7,278	6,876	—	(14,154)	—

Net income	$10,073	$7,278	$6,876	$(14,154)	$10,073

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended July 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$333,870	$65,279	$113,412	$(65,260)	$447,301

Cost of sales	250,589	64,521	89,217	(65,260)	339,067

Gross profit	83,281	758	24,195	—	108,234

Selling, general and administrative expense	81,033	1,739	17,023	—	99,795

Manufacturing restructuring costs	5,255	—	—	—	5,255

Income (loss) from operations	(3,007)	(981)	7,172	—	3,184

Interest expense, net	10,211	—	371	—	10,582

Foreign currency gain	—	—	222	—	222

Income (loss) before income taxes	(13,218)	(981)	7,023	—	(7,176)

Income taxes (benefit)	(5,315)	277	2,254	—	(2,784)

Income (loss) before equity income from subsidiaries	(7,903)	(1,258)	4,769	—	(4,392)

Equity income from subsidiaries	3,511	4,769	—	(8,280)	—

Net income (loss)	$(4,392)	$3,511	$4,769	$(8,280)	$(4,392)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 4, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by operating activities	$20,300	$12,912	$10,959	$44,171

Investing Activities
Additions to property, plant and equipment	(1,983)	(11)	(387)	(2,381)
Other	(383)	383	—	—

Net cash provided by (used in) investing activities	(2,366)	372	(387)	(2,381)

Financing Activities
Net repayments under ABL Facility	(16,500)	—	—	(16,500)
AMH II intercompany loan	(26,833)	—	—	(26,833)
Intercompany transactions	12,557	(13,381)	824	—
Dividends	(4,269)	—	—	(4,269)
Issuance of senior subordinated notes	20,000	—	—	20,000
Financing costs	(4,920)	—	(94)	(5,014)

Net cash provided by (used in) financing activities	(19,965)	(13,381)	730	(32,616)

Effect of exchange rate changes on cash	—	—	(142)	(142)

Net increase (decrease) in cash	(2,031)	(97)	11,160	9,032
Cash at beginning of period	4,964	97	1,648	6,709

Cash at end of period	$2,933	$—	$12,808	$15,741

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
January 3, 2009
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
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation is expected to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which the Company believes bodes well for the demand for its products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from levels experienced over the past few years, the inventory of homes available for sale has increased, housing appreciation has deteriorated, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2009 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company’s sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Continued reduced levels of existing homes sales and housing price depreciation will have a significant negative impact on the Company’s remodeling sales. In addition, a reduced number of new housing starts will have a negative impact on the Company’s new construction sales. As a result of the continuation in the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for the Company’s products and lower gross margins. In the event that the Company’s expectations regarding the outlook for the housing market result in a reduction in its forecasted sales and operating income, and related growth rates, the Company may be required to record an impairment of certain of its assets, including goodwill and intangible assets. Moreover, the prolonged downturn in the housing market and the general economy may have other consequences to the Company, including further accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to the Company’s inventories.
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

The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to continue to reduce its fixed costs in response to its decline in net sales. As a result, a continued decline in the Company’s net sales could result in a higher percentage decline in its income from operations. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.
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
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$274,969	$314,812	$447,301	$515,690
Cost of sales	196,988	235,820	339,067	392,085

Gross profit	77,981	78,992	108,234	123,605
Selling, general and administrative expense	51,297	52,862	99,795	102,990
Manufacturing restructuring costs	5,255	938	5,255	1,783

Income from operations	21,429	25,192	3,184	18,832
Interest expense, net	5,244	5,915	10,582	11,782
Foreign currency (gain) loss	(274)	12	(222)	90

Income (loss) before income taxes	16,459	19,265	(7,176)	6,960
Income taxes (benefit)	6,386	7,224	(2,784)	2,672

Net income (loss)	$10,073	$12,041	$(4,392)	$4,288

Other Data:
EBITDA (a)	$27,207	$30,925	$14,351	$30,140
Adjusted EBITDA (a)	32,558	34,651	19,937	34,836

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Vinyl windows	$99,031	$103,935	$160,087	$173,623
Vinyl siding products	56,829	70,315	92,418	114,449
Metal products	44,421	61,789	73,404	101,133
Third party manufactured products	57,305	58,187	90,021	91,120
Other products and services	17,383	20,586	31,371	35,365

	$274,969	$314,812	$447,301	$515,690

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.

The reconciliation of the Company’s net income (loss) to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss)	$10,073	$12,041	$(4,392)	$4,288
Interest expense, net	5,244	5,915	10,582	11,782
Income taxes	6,386	7,224	(2,784)	2,672
Depreciation and amortization	5,504	5,745	10,945	11,398

EBITDA	27,207	30,925	14,351	30,140
Amortization of management fee (b)	125	125	250	250
Manufacturing restructuring costs (c)	5,255	1,797	5,255	2,642
Bank audit fees (d)	(29)	—	81	—
Loss upon disposal of assets other than by sale (e)	—	1,804	—	1,804

Adjusted EBITDA (f)	$32,558	$34,651	$19,937	$34,836

(b)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(c)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the quarter and six months ended June 28, 2008, the amounts represent asset impairment costs, inventory markdown costs, and costs incurred to relocate manufacturing equipment. Inventory markdown costs of $0.9 million are included in cost of sales in the statement of operations for the quarter and six months ended June 28, 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the quarter and six months ended July 4, 2009.

(d)	Represents bank audit fees incurred under the Company’s ABL Facility.

(e)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the quarter ended June 28, 2008. The amounts recorded represent the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.

(f)	Prior year adjusted EBITDA amounts have been reclassified to conform to the current year’s presentation, which, in conformity with the computation of adjusted EBITDA under the Company’s current credit facility, excludes any adjustment for foreign currency gain or loss.

Quarter Ended July 4, 2009 Compared to Quarter Ended June 28, 2008
Net sales decreased 12.7% to $275.0 million for the second quarter of 2009 compared to $314.8 million for the same period in 2008 primarily due to decreased unit volumes, principally in vinyl siding, vinyl windows and metal products, and the impact of the weaker Canadian dollar. During the second quarter of 2009 compared to the same period in 2008, vinyl siding unit volumes decreased by approximately 18%, while vinyl window unit volumes decreased by approximately 6%.
Gross profit in the second quarter of 2009 was $78.0 million, or 28.4% of net sales, compared to gross profit of $79.0 million, or 25.1% of net sales, for the same period in 2008. The increase in gross profit as a percentage of net sales was primarily a result of cost reduction initiatives and procurement savings.
Selling, general and administrative expense decreased to $51.3 million, or 18.7% of net sales, for the second quarter of 2009 versus $52.9 million, or 16.8% of net sales, for the same period in 2008. Selling, general and administrative expense for the quarter ended June 28, 2008 included a loss upon the disposal of assets other than by sale of $1.8 million. Excluding this item, selling, general and administrative expense for the second quarter of 2009 increased $0.2 million compared to the same period in 2008. The increase in selling, general and administrative expense was primarily due to increased bad debt expense of $3.8 million recorded during the second quarter of 2009 as a result of current economic conditions, partially offset by decreased personnel costs as a result of reduced headcount of approximately $1.7 million and decreased product delivery costs in the Company’s supply center network of approximately $1.3 million.
During the quarter ended June 28, 2008, the Company incurred costs of $0.9 million related to relocating a portion of its vinyl siding production and distribution. These costs were comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the quarter ended June 28, 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the quarter ended July 4, 2009.
Income from operations was $21.4 million during the second quarter of 2009 compared to income from operations of $25.2 million for the same period in 2008. As discussed below, included within the results of operations for the second quarter of 2009 is $5.3 million of manufacturing restructuring costs compared to $1.8 million for the same period in 2008.
Interest expense decreased $0.7 million for the second quarter of 2009 compared to the same period in 2008. The decrease in interest expense was primarily due to lower overall borrowings under the credit facilities and decreased interest rates during 2009. On June 26, 2009, the Company issued $20 million in principal amount of its 15% senior subordinated notes.
The income tax provision for the second quarter of 2009 reflects an effective income tax rate of 38.8%, compared to an effective income tax rate of 37.5% for the same period in 2008. The increase in the effective income tax rate in 2009 is primarily due to a loss of certain manufacturing deductions available in previous years.
Net income was $10.1 million for the quarter ended July 4, 2009 compared to net income of $12.0 million for the same period in 2008.
EBITDA for the second quarter of 2009 was $27.2 million compared to EBITDA of $30.9 million for the same period in 2008. Adjusted EBITDA for the second quarter of 2009 was $32.6 million compared to adjusted EBITDA of $34.7 million for the same period in 2008. Adjusted EBITDA for the second quarter of 2009 excludes manufacturing restructuring costs of $5.3 million and amortization related to prepaid management fees of $0.1 million. Adjusted EBITDA for the second quarter of 2008 excludes manufacturing restructuring costs of $1.8 million, loss upon the disposal of assets other than by sale of $1.8 million and amortization related to prepaid management fees of $0.1 million.
Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008
Net sales decreased 13.3% to $447.3 million for the six months ended July 4, 2009 compared to $515.7 million for the same period in 2008 primarily due to decreased unit volumes across all product categories, principally in vinyl siding, vinyl windows and metal products, and the impact of the weaker Canadian dollar. For the six months ended July 4, 2009 compared to the same period in 2008, vinyl siding unit volumes decreased by approximately 19%, while vinyl window unit volumes decreased by approximately 8%.
Gross profit for the six months ended July 4, 2009 was $108.2 million, or 24.2% of net sales, compared to gross profit of $123.6 million, or 24.0% of net sales, for the same period in 2008.

Selling, general and administrative expense decreased to $99.8 million, or 22.3% of net sales, for the six months ended July 4, 2009 versus $103.0 million, or 20.0% of net sales, for the same period in 2008. Selling, general and administrative expense for the six months ended June 28, 2008 includes a loss upon the disposal of assets other than by sale of $1.8 million. Excluding this item, selling, general and administrative expense for the six months ended July 4, 2009 decreased $1.4 million compared to the same period in 2008. The decrease in selling, general and administrative expense was primarily due to decreased product delivery costs in the Company’s supply center network of approximately $2.8 million, decreased personnel costs as a result of reduced headcount of approximately $2.3 million, and the translation impact on Canadian expenses as a result of the weaker Canadian dollar of approximately $0.3 million, partially offset by increased bad debt expense of approximately $5.0 million recorded during 2009 as a result of current economic conditions.
During the six months ended June 28, 2008, the Company incurred costs of $1.8 million related to relocating a portion of its vinyl siding production and distribution. These costs were comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the six months ended June 28, 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the six months July 4, 2009.
Interest expense decreased $1.2 million for the six months ended July 4, 2009 compared to the same period in 2008. The decrease in interest expense was primarily due to lower overall borrowings under the credit facilities and decreased interest rates during 2009. On June 26, 2009, the Company issued $20 million in principal amount of its 15% senior subordinated notes.
The income tax provision for the six months ended July 4, 2009 reflects an effective income tax rate of 38.8%, compared to an effective income tax rate of 38.4% for the same period in 2008.
Net loss was $4.4 million for the six months ended July 4, 2009 compared to net income of $4.3 million for the same period in 2008.
EBITDA for the six months ended July 4, 2009 was $14.4 million compared to EBITDA of $30.1 million for the same period in 2008. Adjusted EBITDA for the six months ended July 4, 2009 was $19.9 million compared to adjusted EBITDA of $34.8 million for the same period in 2008. Adjusted EBITDA for the six months ended July 4, 2009 excludes manufacturing restructuring costs of $5.3 million, amortization related to prepaid management fees of $0.3 million and bank audit fees of $0.1 million. Adjusted EBITDA for the six months ended June 28, 2008 excludes manufacturing restructuring costs of $2.6 million, loss upon the disposal of assets other than by sale of $1.8 million and amortization related to prepaid management fees of $0.3 million.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in Note 1 to the Consolidated Financial Statements. The Company evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the second quarter, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the six months ended July 4, 2009 and June 28, 2008 (in thousands):

	Six Months Ended
	July 4,	June 28,
	2009	2008
Cash provided by (used in) operating activities	$44,171	$(28,827)
Cash used in investing activities	(2,381)	(8,186)
Cash (used in) provided by financing activities	(32,616)	24,191

Cash Flows
At July 4, 2009, the Company had cash and cash equivalents of $15.7 million and available borrowing capacity of approximately $116.3 million under the revolving portion of its credit facility. Outstanding letters of credit as of July 4, 2009 totaled $8.5 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash provided by operating activities was $44.2 million for the six months ended July 4, 2009 compared to net cash used in operating activities of $28.8 million for the same period in 2008. The factors typically impacting cash flows from operating activities during the first six months of the year include the Company’s operating results, the seasonal increase of inventory levels, and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $32.5 million for the six months ended July 4, 2009 compared to $33.6 million for the same period in 2008 resulting in a net increase in cash flows of $1.0 million. Inventory was a source of cash of $7.2 million during the six months ended July 4, 2009 compared to a use of cash of $20.7 million during the same period in 2008, resulting in a net increase in cash flows of $27.9 million, which was primarily due to reduced inventory levels and declining commodity costs. Accounts payable and accrued liabilities were a source of cash of $53.2 million for the six months ended July 4, 2009 compared to a source of cash of $14.0 million for the same period in 2008, resulting in a net increase in cash flows of $39.2 million, which was primarily due to improved vendor terms, reduced inventory purchase requirements during 2009 due to decreased sales volumes and lower sales related accruals. Cash flows provided by operating activities for the six months ended July 4, 2009 includes income tax payments of $3.8 million, while net cash used in operating activities for the same period in 2008 reflects $13.2 million of income tax payments.
Cash Flows from Investing Activities
During the six months ended July 4, 2009, net cash used in investing activities included capital expenditures of $2.4 million. Capital expenditures in 2009 were primarily at supply centers for continued operations and relocations, various enhancements at plant locations and several Corporate information technology projects. During the six months ended June 28, 2008, net cash used in investing activities included capital expenditures of $8.2 million. Capital expenditures in 2008 were primarily to expand capacity at the Company’s Burlington and West Salem manufacturing facilities and improve capabilities at its window facilities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended July 4, 2009 includes net repayments under the Company’s ABL Facility of $16.5 million, an intercompany loan of $26.8 million paid to AMH II by the Company in June 2009 and used in the AMH II debt exchange, payments of financing costs of $5.0 million and dividend payments of $4.3 million, partially offset by the $20.0 million issuance of the Company’s new 15% notes. Net cash provided by financing activities for the six months ended June 28, 2008 includes borrowings on the revolving loan portion of the Company’s prior credit facility of $28.3 million, partially offset by dividend payments of $4.1 million. The dividends in 2009 and 2008 were paid to the Company’s direct and indirect parent companies to fund AMH II’s scheduled interest payment on its 13 5/8% notes.
Description of the Company’s Outstanding Indebtedness
On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wachovia Capital Markets, LLC and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). One of the Company’s joint lead arrangers under the ABL Facility, CIT Capital Securities LLC, is a subsidiary of CIT Group, Inc. (“CIT”) who incurred significant rating downgrades due to liquidity concerns. Subsidiaries of CIT are also lenders under both the U.S. and Canadian facilities described below. CIT recently announced that it had entered into a $3 billion loan facility provided by a group of its major bondholders and that it intends to commence a comprehensive restructuring of its liabilities to provide additional liquidity and further strengthen its capital position. The Company continues to closely monitor this situation and does not believe it will have a material impact on the Company’s financial condition or ability to fund operations.
The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. As of July 4, 2009, there was $39.5 million drawn under the ABL Facility.

As of July 4, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 3.91% and the weighted average interest rate for the quarter ended July 4, 2009 was 4.3%.
The Company’s borrowing base under the ABL Facility will fluctuate during the course of the year based on a variety of factors impacting the Company’s level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. The Company’s peak selling season is typically May through October. As of July 4, 2009, the Company’s borrowing base was $164.3 million, which was based on the borrowing base calculation utilizing May month end account balances. The Company’s excess availability under the ABL Facility was $116.3 million as of July 4, 2009.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of July 4, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and certain EBITDA and availability thresholds are met. During the quarter ended July 4, 2009, Holdings and the Company were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant.
As of July 4, 2009, the Company had $165.0 million and $20.0 million in aggregate principal amount of its 9 3/4% notes and 15% notes, respectively, due 2012 outstanding. The 9 3/4% notes and 15% notes rank pari passu with each other, and are subordinated in right of payment to all unsubordinated indebtedness of the Company. The 9 3/4% notes, which mature on April 15, 2012, pay interest semi-annually in arrears on April 15th and October 15th. The 15% notes mature on July 15, 2012 and pay interest quarterly in arrears on January 15th, April 15th, July 15th and October 15th. The 9 3/4% notes and 15% notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness (as defined in the indentures relating to the 9 3/4% notes and 15% notes) and senior in right of payment to any current or future indebtedness of the Company that is made subordinated to the 9 3/4% notes and 15% notes. The Company’s payment obligations under the 9 3/4% notes and 15% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly-owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products, Inc. and Alside, Inc. Gentek Building Products Limited is a Canadian company and does not guarantee the Company’s 9 3/4% or 15% notes. The 9 3/4% notes are redeemable at the Company’s option, currently at a redemption price of 101.625% plus accrued and unpaid interest to the redemption date. This redemption price declines to 100% on April 15, 2010 for the remaining life of the notes. The 15% notes are redeemable at the Company’s option, at an initial redemption price of 101% plus accrued and unpaid interest to the redemption date, with the redemption price declining to 100% on December 22, 2009.
The indentures governing the 9 3/4% notes and 15% notes contain covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of the Company and of certain restricted subsidiaries: (i) to incur additional indebtedness unless the Company meets a 2 to 1 consolidated coverage ratio test, or as permitted under specified available baskets; (ii) to make restricted payments; (iii) to incur restrictions on subsidiaries’ ability to make distributions or transfer assets to the Company; (iv) to sell assets or stock of subsidiaries; (v) to enter into transactions with affiliates; and (vi) to merge or consolidate with, or sell all or substantially all assets to, a third party or undergo a change of control.
At July 4, 2009, the amount of the restricted payments basket under the 9 3/4% notes and 15% notes indentures, net of restricted payments made through that date, was approximately $57.9 million. The Company’s ability to make restricted payments under the 9 3/4% notes and 15% notes indentures is subject to compliance with the other conditions to making restricted payments provided for in the 9 3/4% notes and 15% notes indentures, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends.
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of July 4, 2009, AMH had $431.0 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrued at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11 1/4% notes being due on September 1, 2009. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11 1/4% notes directly from the AMH debtholders with funds loaned from the Company for approximately $5.9 million. In exchange for the purchased 11 1/4% notes, AMH II was granted additional equity interest in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the quarter and six months ended July 4, 2009.

In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13 5/8% senior notes due 2014. In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% senior notes due 2014 in exchange for all of its outstanding 13 5/8% senior notes due 2014. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with SFAS No. 15, AMH II recorded a debt restructuring gain of approximately $19.2 million for the quarter and six months ended July 4, 2009. As of July 4, 2009, AMH II has recorded liabilities for the $13.066 million original principal amount and $32.9 million of accrued interest related to all future interest payments on the Company’s 15% notes due 2012 and AMH II’s 20% notes due 2014. As of July 4, 2009, total AMH II debt, including that of its consolidated subsidiaries, was approximately $701.5 million, which includes $32.9 million of accrued interest related to all future interest payments on the Company’s 15% notes and AMH II’s 20% notes.
AMH and AMH II have no independent operations, and as a result they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11 1/4% notes, and AMH II is similarly dependent on AMH’s ability to further upstream funds in order to service its obligations under the 20% notes. If the Company were unable to generate sufficient earnings, or were precluded from making restricted payments, either under its debt agreements or pursuant to statutory limitations on the payment of dividends, it would not be able to dividend or otherwise upstream sufficient funds to AMH to permit AMH to service its 11 1/4% notes. Similarly, if AMH did not have sufficient access to earnings of the Company, or were likewise precluded from making restricted payments, it would not be able to dividend or otherwise upstream sufficient funds to AMH II to allow AMH II to service its 20% notes. Under such scenarios, either or both of AMH or AMH II would have to find alternative sources of liquidity to meet their respective obligations under the 11 1/4% notes and 20% notes. However, unlike AMH II’s 13 5/8% notes, all of which were exchanged for 20% notes in June 2009, AMH II’s 20% notes do not require any cash payments to be made until maturity on December 1, 2014. The Company does not guarantee the 11 1/4% notes or the 20% notes and has no obligation to make any payments with respect thereto.
In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes, the Company entered into an intercompany loan agreement with AMH II, pursuant to which the Company agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and will be added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of July 4, 2009, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $26.8 million.
As discussed above, AMH is required to begin paying cash interest on its outstanding 11 1/4% notes on September 1, 2009. The Company believes its cash flows from operations and its borrowing capacity under the ABL Facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital, as well as pay dividends or make other upstream payments sufficient for AMH to be able to service its debt obligations, for the remainder of 2009. However, as discussed under “— Overview” above, the building products industry continues to be negatively impacted by a weak housing market, with a number of factors contributing to lower current demand for the Company’s products, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these trends continue, the Company’s ability to generate cash sufficient to meet its existing indebtedness obligations could be adversely affected, and the Company could be required either to find alternate sources of liquidity or to refinance its existing indebtedness in order to avoid defaulting on its debt obligations.
Beyond 2009, the ability of the Company to generate sufficient funds and have sufficient restricted payments capability both to service its own debt obligations and to allow the Company to pay dividends or make other upstream payments sufficient for AMH to be able to service its increased obligations will be dependant in large part on the impact of building products industry conditions on the Company’s business, profitability and cash flows and on the ability of the Company and/or its parent companies to refinance its and/or their indebtedness. There can be no assurance that the Company or AMH would be able to obtain any necessary consents or waivers in the event either of them is unable to service or were to otherwise default under their debt obligations, or that either of them or AMH II would be able to successfully refinance their indebtedness. The ability to refinance any indebtedness may be made more difficult to the extent that current building products industry and credit market conditions continue to persist. The inability of either of the Company or AMH to service or either of them and/or AMH II to refinance their indebtedness would likely have a material adverse effect on each of the Company, AMH and AMH II.

As previously disclosed by the Company, AMH II and its direct and indirect subsidiaries (including the Company and AMH) are continuing to explore ways to optimize their capital structure, which could include various liability management transactions and/or the refinancing of certain debt securities during the remainder of 2009 or thereafter.
Effects of Inflation
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers. The Company, along with the entire building products industry, has experienced significant inflation over the past three years in key raw material commodity costs. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. During the fourth quarter of 2008, there was a significant decline in the cost of aluminum and resin. As a result, this has caused downward pressure on the Company’s selling prices. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At July 4, 2009, the Company had no raw material hedge contracts in place.
Certain Forward-Looking Statements
All statements other than statements of historical facts included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;
•	changes in home building and remodeling industries, economic conditions, interest rates, foreign currency exchange rates and other conditions;
•	changes in availability of consumer credit, employment trends, levels of consumer confidence and spending, and consumer preferences;
•	changes in raw material costs and availability;
•	market acceptance of price increases;
•	changes in national and regional trends in new housing starts and home remodeling;
•	changes in weather conditions;
•	the Company’s ability to comply with certain financial covenants in its ABL Facility and indentures governing its 9 3/4% notes and 15% notes;
•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;
•	the ability of the Company and its parent companies to refinance indebtedness when required;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	shifts in market demand;
•	increases in the Company’s indebtedness;
•	increases in costs of environmental compliance;
•	increases in unanticipated warranty or product liability claims;
•	increases in capital expenditure requirements;
•	potential conflict between existing Alside and Gentek distribution channels; and
•	the other factors discussed under Item 1A. “Risk Factors” as filed in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009 and elsewhere in this report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 2.50% to 3.50%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At July 4, 2009, the Company had borrowings outstanding of $39.5 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.4 million.
The Company has $165.0 and $20.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4% and 15%, respectively. The fair values of the Company’s 9 3/4% notes and 15% notes are sensitive to changes in interest rates. In addition, the fair values are affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. At July 4, 2009, the fair value of the Company’s 9 3/4% notes was $144.4 million based upon their quoted market price. The fair value of the Company’s 15% notes is not based upon quoted market prices as the notes were issued in a private placement and price quotations are not available. The Company estimates the fair value of the 15% notes at July 4, 2009 to be $20.0 million based upon market and income approach valuations estimated by an external source.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At July 4, 2009, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at July 4, 2009.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum and steel.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon this evaluation, for the reasons discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were not effective.
Management determined during the second quarter of 2009 that it did not maintain operating effectiveness of certain internal controls over financial reporting for establishing the Company’s allowance for doubtful accounts, the deferral of revenue for specific customer shipments until collectibility is reasonably assured, and accounting for restructuring costs. Management has concluded that as a result of these control deficiencies, a material weakness in the Company’s internal control over financial reporting existed as of July 4, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In light of the material weakness indicated, the Company performed additional analysis to ensure the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
In connection with the material weakness in internal control indicated above, the following remediation actions are being implemented by the Company to ensure the accuracy of the Company’s consolidated financial statements and prevent or detect potential material misstatements on a timely basis. The Company has enhanced documentation supporting the Company’s allowance for doubtful accounts and review of past due customer accounts. The Company has hired a Vice President — National Credit Manager, reporting directly to the Chief Financial Officer, who will work with the financial reporting staff to improve the processes related to the review and assessment of past due customer accounts, the required allowance for doubtful accounts, and the identification of revenue for which deferral treatment is appropriate. Additionally, the Company will enhance its internal review procedures for accounting for restructuring costs.
Management plans to complete remediation as soon as possible. However, management anticipates that these remediation efforts will be ongoing throughout much of 2009 and may not be completed until the fourth quarter of 2009. Even after these corrective actions are implemented, the effectiveness of the controls and procedures may be limited by a variety of risks. Management will continue to evaluate the design of these new procedures, and once placed in operation for a sufficient period of time, these controls and procedures will be subject to appropriate testing in order to determine whether they are operating effectively. While the remediation efforts are in process and until such time as remediation is complete, management will continue to perform the evaluations and analyses believed to be adequate to provide reasonable assurance that there are no material misstatements of the Company’s consolidated financial statements.
Except as noted above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on the Effectiveness of Internal Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the disclosure control system are met.

PART II. OTHER INFORMATION
Item 6. Exhibits

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

ASSOCIATED MATERIALS, LLC (Registrant)
Date: August 18, 2009	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2009	By:	/s/ Stephen E. Graham
Stephen E. Graham
Vice President—Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

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