Form 10-Q
period 2009-10-03
ASSOCIATED MATERIALS, LLC
filed 2009-10-26
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2009, all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED OCTOBER 3, 2009

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Unaudited Condensed Consolidated Balance Sheets October 3, 2009 and January 3, 2009	1

Unaudited Consolidated Statements of Operations Quarters ended October 3, 2009 and September 27, 2008 Nine months ended October 3, 2009 and September 27, 2008	2

Unaudited Condensed Consolidated Statements of Cash Flows Nine months ended October 3, 2009 and September 27, 2008	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 6. Exhibits	32

SIGNATURES	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3,	January 3,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$31,029	$6,709
Accounts receivable, net	160,840	116,878
Inventories	133,789	141,170
Deferred income taxes	12,183	12,183
Prepaid expenses	8,458	10,486

Total current assets	346,299	287,426

Property, plant and equipment, net	108,822	115,156
Goodwill	231,285	231,358
Other intangible assets, net	96,854	99,131
Receivable from AMH II	27,035	—
Other assets	15,100	12,218

Total assets	$825,395	$745,289

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$123,549	$54,520
Payable to parent	9,307	9,326
Accrued liabilities	70,017	54,449
Income taxes payable	10,609	6,982

Total current liabilities	213,482	125,277

Deferred income taxes	46,815	46,427
Other liabilities	58,815	53,655
Long-term debt	208,500	221,000
Member’s equity	297,783	298,930

Total liabilities and member’s equity	$825,395	$745,289

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales	$324,807	$342,678	$772,108	$858,368
Cost of sales	226,998	256,092	566,065	648,177

Gross profit	97,809	86,586	206,043	210,191
Selling, general and administrative expense	53,323	55,898	153,118	158,888
Manufacturing restructuring costs	—	—	5,255	1,783

Income from operations	44,486	30,688	47,670	49,520
Interest expense, net	5,999	5,594	16,581	17,376
Foreign currency gain (loss)	(112)	(238)	110	(328)

Income before income taxes	38,375	24,856	31,199	31,816
Income taxes	15,444	9,366	12,660	12,038

Net income	$22,931	$15,490	$18,539	$19,778

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Operating Activities
Net income	$18,539	$19,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,579	17,119
Deferred income taxes	(292)	—
Provision for losses on accounts receivable	8,279	6,072
Amortization of deferred financing costs	1,846	1,571
Amortization of management fee	375	375
Non-cash portion of manufacturing restructuring costs	5,255	1,577
Loss on sale or disposal of assets other than by sale	57	1,967
Changes in operating assets and liabilities:
Accounts receivable	(48,471)	(51,966)
Inventories	11,058	(34,116)
Accounts payable and accrued liabilities	78,975	50,410
Income taxes payable	4,028	(3,503)
Other	4,449	(277)

Net cash provided by operating activities	100,677	9,007

Investing Activities
Additions to property, plant and equipment	(4,243)	(9,774)
AMH II intercompany loan	(26,819)	—
Proceeds from sale of assets	—	25

Net cash used in investing activities	(31,062)	(9,749)

Financing Activities
Net repayments under ABL Facility	(32,500)	—
Issuance of senior subordinated notes	20,000	—
Financing costs	(5,014)	—
Dividends paid	(28,513)	(8,311)

Net cash used in financing activities	(46,027)	(8,311)

Effect of exchange rate changes on cash and cash equivalents	732	(581)

Net increase (decrease) in cash and cash equivalents	24,320	(9,634)
Cash and cash equivalents at beginning of period	6,709	21,603

Cash and cash equivalents at end of period	$31,029	$11,969

Supplemental information:
Cash paid for interest	$10,338	$11,536

Cash paid for income taxes	$8,924	$15,541

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED OCTOBER 3, 2009
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
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarter and nine months ended October 3, 2009 and September 27, 2008. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 3, 2009. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 3, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
In preparing the third quarter 2009 interim financial statements, the Company determined that it should have reflected the $26.8 million loan to AMH II as an investing activity rather than a financing activity in its second quarter 2009 interim financial statements. The Company has appropriately reflected this amount as an investing activity in the third quarter interim financial statements. The Company considered the quantitative and qualitative aspects of this correction in presentation and does not believe that this presentation error materially misstated its second quarter 2009 unaudited condensed consolidated financial statements.
Certain prior period amounts within the unaudited condensed consolidated statement of cash flows and Note 8 have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.
In October 2009, the FASB approved for issuance Emerging Issues Task Force (“EITF”) issue 08-01, “Revenue Arrangements with Multiple Deliverables.” This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 168”). While SFAS No. 168 was not intended to change U.S. generally accepted accounting principles, it has changed the way the Company references these accounting principles in its consolidated financial statements and accompanying notes. SFAS No. 168 became effective for interim or annual reporting periods ending after September 15, 2009. Although the adoption of SFAS No. 168 has changed the Company’s disclosures, there have not been any changes to the content of the Company’s financial statements or disclosures as a result of implementing SFAS No. 168.
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
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of SFAS No. 165 is required for interim or annual financial periods ending after June 15, 2009. The Company evaluated for subsequent events through the date these financial statements were issued on October 26, 2009 and concluded that there were no significant subsequent events requiring recognition or disclosure.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim and annual reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 did not result in additional disclosure.
Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	October 3,	January 3,
	2009	2009

Raw materials	$34,262	$25,779
Work-in-process	11,494	17,316
Finished goods and purchased stock	88,033	98,075

	$133,789	$141,170

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. As of October 3, 2009, goodwill of $231.3 million consisted of $194.8 million from the April 2002 merger transaction that resulted in the Company’s acquisition by Harvest Partners, Inc. and $36.5 million from the August 2003 acquisition of Gentek Holdings, Inc. (“Gentek”). As of January 3, 2009, goodwill of $231.4 million consisted of $194.8 million from the April 2002 merger transaction that resulted in the Company’s acquisition by Harvest Partners, Inc. and $36.6 million from the August 2003 acquisition of Gentek. None of the Company’s goodwill is deductible for income tax purposes. The impact of foreign currency translation decreased the carrying value of Gentek goodwill by approximately $0.1 million for the nine months ended October 3, 2009. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	October 3, 2009			January 3, 2009
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks and trade names	15	$108,080	$13,611	$94,469	$108,080	$12,187	$95,893
Patents	10	6,230	4,626	1,604	6,230	4,160	2,070
Customer base	7	5,073	4,292	781	4,836	3,668	1,168

Total other intangible assets		$119,383	$22,529	$96,854	$119,146	$20,015	$99,131

The Company has determined that trademarks and trade names totaling $80.0 million (included in the trademarks and trade names caption in the table above) consisting of the Alside®, Revere® and Gentek® trade names have indefinite useful lives and are tested for impairment at least annually. Amortization expense related to other intangible assets was approximately $0.8 million for each of the quarters ended October 3, 2009 and September 27, 2008, and $2.3 million and $2.4 million for the nine month periods ended October 3, 2009 and September 27, 2008, respectively. The foreign currency translation impact on the cost and accumulated amortization of intangibles was approximately $0.1 million and $0.2 million for the quarter and nine months ended October 3, 2009, respectively. Amortization expense is expected to be $0.8 million for the remainder of fiscal 2009. Amortization expense for fiscal years 2010, 2011, 2012 and 2013 is estimated to be $2.7 million, $2.7 million, $2.2 million and $1.9 million, respectively.
Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 3,	January 3,
	2009	2009
9 3/4% notes	$165,000	$165,000
15% notes	20,000	—
Borrowings under the ABL Facility	23,500	56,000

Total long-term debt	$208,500	$221,000

On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). One of the Company’s joint lead arrangers under the ABL Facility, CIT Capital Securities LLC, is a subsidiary of CIT Group, Inc. (“CIT”) who incurred significant rating downgrades due to liquidity concerns. Subsidiaries of CIT are also lenders under both the U.S. and Canadian facilities described below. CIT’s and its subsidiaries’ aggregate commitments represent 21.1% of the total commitments under the Company’s facilities. CIT recently announced that it had commenced a restructuring of its capital structure. Under the plan, CIT launched exchange offers for certain unsecured notes. CIT announced that if it does not achieve the objectives of the exchange offers, it may decide to initiate a voluntary filing under Chapter 11 of the U.S. Bankruptcy Code. As a result, CIT is concurrently soliciting bondholders and other holders of CIT debt to approve a prepackaged plan of reorganization. It is uncertain whether CIT’s comprehensive restructuring efforts will be successful. The Company continues to closely monitor this situation and does not believe it will have a material impact on the Company’s financial condition or ability to fund operations.
Effective August 21, 2009, the Company formed Gentek Canada Holdings Limited, a Canadian corporation wholly owned by Gentek Building Products, Inc. The Company also formed Gentek Building Products Limited Partnership, a Canadian limited partnership wholly owned by Gentek Building Products Limited as the limited partner and Gentek Canada Holdings Limited as the general partner. The operations of Gentek Building Products Limited were sold to Gentek Building Products Limited Partnership in accordance with the asset purchase agreement dated September 5, 2009. In addition, the corporate name of Gentek Building Products Limited was legally changed to Associated Materials Canada Limited on September 6, 2009. Associated Materials Canada Limited, Gentek Canada Holdings Limited and Gentek Building Products Limited Partnership are collectively known as the “Canadian Entities”. Gentek Building Products Limited Partnership was added as a borrower under the Canadian portion of the credit facilities and Gentek Canada Holdings Limited was added as a guarantor of the Canadian portion of the credit facilities.
The obligations of the Company, Gentek Building Products, Inc., Associated Materials Canada Limited, and Gentek Building Products Limited Partnership as borrowers under the credit facilities, are jointly and severally guaranteed by Holdings and by the Company’s wholly owned domestic subsidiaries, Gentek Holdings, LLC and Alside, Inc. Such obligations and guaranties are also secured by (i) a security interest in substantially all of the owned real and personal assets (tangible and intangible) of the Company, Holdings, Gentek Building Products, Inc., Gentek Holdings, LLC and Alside, Inc. and (ii) a pledge of up to 65% of the voting stock of Associated Materials Canada Limited and Gentek Canada Holdings Limited. The obligations of Alside, Inc. and Gentek Building Products Limited Partnership are further secured by a security interest in their owned real and personal assets (tangible and intangible) and are guaranteed by Gentek Canada Holdings Limited.

The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. The entire principal amount (if any) outstanding under the ABL Facility is due and payable in full at maturity on October 3, 2013, except in the event that the Company’s obligations under its 9 3/4% notes due 2012 remain outstanding as of the date six months prior to their stated maturity, April 15, 2012, in which case the ABL Facility will be due and payable on October 15, 2011. As of October 3, 2009, there was $23.5 million drawn under the ABL Facility and $143.0 million available for additional borrowing.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of October 3, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
The weighted average interest rate for borrowings under the ABL Facility was 4.4% for the quarter ended October 3, 2009. For the year ended January 3, 2009, the weighted average interest rate for borrowings under the ABL Facility and prior credit facility was 5.6%. As of October 3, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 4.5%. As of October 3, 2009, the Company had letters of credit outstanding of $8.3 million primarily securing deductibles of various insurance policies.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and certain EBITDA and availability thresholds are met. Less restrictive availability tests apply for intercompany transfers.
In June 2009, the Company issued $20.0 million of its 15% senior subordinated notes due 2012 in a private placement to certain institutional investors as part of a note exchange by AMH II described below. Net proceeds were approximately $15 million from the issuance of the 15% notes, net of funding fees and other transaction expenses.
As of October 3, 2009, the Company had $165.0 million and $20.0 million in aggregate principal amount of its 9 3/4% notes and 15% notes, respectively, due 2012 outstanding. The 9 3/4% notes and 15% notes rank pari passu with each other and are subordinated in right of payment to all unsubordinated indebtedness of the Company. The 9 3/4% notes, which mature on April 15, 2012, pay interest semi-annually in arrears on April 15th and October 15th. The 15% notes mature on July 15, 2012 and pay interest quarterly in arrears on January 15th, April 15th, July 15th and October 15th. The 9 3/4% notes are redeemable at the Company’s option, currently at a redemption price of 101.625% plus accrued and unpaid interest to the redemption date. This redemption price declines to 100% on April 15, 2010 for the remaining life of the notes. The 15% notes are redeemable at the Company’s option, at an initial redemption price of 101% plus accrued and unpaid interest to the redemption date, with the redemption price declining to 100% on December 22, 2009. The Company’s payment obligations under the 9 3/4% notes and 15% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products, Inc. and Alside, Inc. The Canadian Entities do not guarantee the Company’s 9 3/4% or 15% notes. Upon a change of control of the Company, as defined, holders of the 9 3/4% notes and the 15% notes have the right to require the Company to repurchase their notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest.
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
The fair value of the 9 3/4% notes was $161.3 million and $129.9 million at October 3, 2009 and January 3, 2009, respectively. In accordance with the principles described in the FASB ASC 820, “Fair Value Measurements and Disclosures” (SFAS No. 157), the fair value of the 9 3/4% notes was measured using Level 1 inputs of quoted prices in active markets as of the respective measurement dates. The fair value of the Company’s 15% notes is not based upon quoted market prices as the notes were issued in a private placement and price quotations are not available. The Company estimates the fair value of the Company’s 15% notes at October 3, 2009 to be approximately $20.0 million based upon market and income approach valuations estimated by an external source. The fair value of the 15% notes was measured using Level 3 unobservable inputs, which is the lowest level of input that is significant to the fair value measurement.

The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of October 3, 2009, AMH had $431.0 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrued at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11 1/4% notes paid on September 1, 2009. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11 1/4% notes directly from the AMH debtholders with funds loaned from the Company for approximately $5.9 million. In exchange for the purchased 11 1/4% notes, AMH II was granted additional equity interest in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the nine months ended October 3, 2009.
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13 5/8% senior notes due 2014. In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% senior notes due 2014 in exchange for all of its outstanding 13 5/8% senior notes due 2014. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with the principles described in FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” (SFAS No. 15), AMH II recorded a troubled debt restructuring gain of approximately $19.2 million for the nine months ended October 3, 2009. As of October 3, 2009, AMH II has recorded liabilities for the $13.066 million original principal amount and $32.7 million of accrued interest related to all future interest payments on the Company’s 15% notes due 2012 and AMH II’s 20% notes due 2014. As of October 3, 2009, total AMH II debt, including that of its consolidated subsidiaries, was approximately $685.3 million, which includes $32.7 million of accrued interest related to all future interest payments on the Company’s 15% notes and AMH II’s 20% notes.
AMH and AMH II have no independent operations, and as a result they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11 1/4% notes, and AMH II is similarly dependent on AMH’s ability to further upstream funds in order to service its obligations under the 20% notes. The Company does not guarantee the 11 1/4% notes or the 20% notes and has no obligation to make any payments with respect thereto. In January 2009, the Company declared a dividend of approximately $4.3 million to fund the January 2009 payment of AMH II’s scheduled interest on its 13 5/8% senior notes, which are no longer outstanding. In September 2009, the Company declared a dividend of approximately $24.2 million to fund the September 2009 payment of AMH’s scheduled interest on its 11 1/4% senior notes.
In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes, the Company entered into an intercompany loan agreement with AMH II, pursuant to which the Company agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and will be added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of October 3, 2009, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.0 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.
The ratio of earnings to fixed charges for the nine months ended October 3, 2009 is 2.23x.
Note 5 — Comprehensive Income
Comprehensive income differs from net income due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net income	$22,931	$15,490	$18,539	$19,778
Unrecognized prior service cost and net loss	262	180	773	456
Foreign currency translation adjustments	5,313	(1,595)	8,055	(3,708)

Comprehensive income	$28,506	$14,075	$27,367	$16,526

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

	Quarters Ended
	October 3, 2009		September 27, 2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$146	$373	$134	$565
Interest cost	783	830	747	820
Expected return on assets	(674)	(704)	(875)	(959)
Amortization of unrecognized:
Prior service costs	8	8	7	8
Cumulative net loss	375	15	150	27

Net periodic pension cost	$638	$522	$163	$461

	Nine Months Ended
	October 3, 2009		September 27, 2008
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$438	$1,051	$402	$1,659
Interest cost	2,349	2,339	2,241	2,406
Expected return on assets	(2,022)	(1,983)	(2,625)	(2,814)
Amortization of unrecognized:
Prior service costs	24	22	21	24
Cumulative net loss	1,125	43	450	79

Net periodic pension cost	$1,914	$1,472	$489	$1,354

The late 2008 decline in market conditions has resulted in decreased valuations of the Company’s pension plan assets. Based on actuarial valuations and current pension funding legislation, the Company does not currently anticipate significant changes to current cash contribution levels for the remainder of 2009. However, the Company currently anticipates additional cash contributions will be required in 2010 to avoid certain funding-based benefit limitations as required under current pension law. Although additional declines in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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

Note 7 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Vinyl windows	$114,686	$108,551	$276,717	$282,174
Vinyl siding products	67,857	82,044	161,113	196,493
Metal products	53,571	65,723	127,017	166,856
Third party manufactured products	66,885	65,366	158,454	156,486
Other products and services	21,808	20,994	48,807	56,359

	$324,807	$342,678	$772,108	$858,368

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
A reconciliation of the warranty reserve activity is as follows for the quarter and nine months ended October 3, 2009 and September 27, 2008 (in thousands):

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Balance at the beginning of the period	$30,947	$29,933	$29,425	$28,684
Provision for warranties issued	2,747	2,504	7,445	7,269
Claims paid	(2,073)	(1,778)	(5,483)	(5,120)
Foreign currency translation	379	(97)	613	(271)

Balance at the end of the period	$32,000	$30,562	$32,000	$30,562

Note 9 — Manufacturing Restructuring Costs
During the nine months ended September 27, 2008, the Company incurred costs of $1.8 million related to relocating a portion of its vinyl siding production and distribution. These costs were comprised of asset impairment costs, costs incurred to relocate manufacturing equipment, costs associated with the transition of distribution operations, and inventory markdown costs. The inventory markdown costs of $0.9 million were recorded within cost of sales in the statement of operations during the second quarter of 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million during the second quarter of 2009.

The following is a reconciliation of the beginning and ending balances of the manufacturing restructuring liability for the quarter ended October 3, 2009 (in thousands):

Quarter Ended
October 3, 2009
Beginning liability	$5,280
Additions	—
Accretion of related lease obligations	2
Payments	(76)

Ending liability as of October 3, 2009	$5,206

Of the remaining restructuring liability at October 3, 2009, approximately $0.2 million is expected to be paid during the remainder of 2009. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
Note 10 — Employee Termination Costs
Throughout 2009, due to economic conditions and as a cost control measure, the Company reduced its workforce and placed a number of employees on temporary lay-off status. During the second and third quarters, several of these employees were re-instated to an active status. During the third quarter ended October 3, 2009, the Company determined it would not recall the remaining employees. As a result, the Company recorded a one-time charge of $1.7 million in employee termination costs during the third quarter ended October 3, 2009 within selling, general and administrative expense in the consolidated statements of operations. The employee termination costs are expected to be paid over the next 12 months.
Note 11 — Subsidiary Guarantors
The Company’s payment obligations under the 9 3/4% notes and 15% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products, Inc. and Alside, Inc. Alside, Inc. is a wholly owned subsidiary having no assets, liabilities or operations. The Canadian Entities do not guarantee the Company’s 9 3/4% or 15% notes. In the opinion of management, separate financial statements of the respective Guarantor Subsidiaries would not provide additional material information, which would be useful in assessing the financial composition of the Guarantor Subsidiaries. None of the Guarantor Subsidiaries have any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness.

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
October 3, 2009
(In thousands)

			Non-
		Guarantor	Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,080	$86	$25,863	$—	$31,029
Accounts receivable, net	105,959	13,955	40,926	—	160,840
Inventories	93,274	8,820	31,695	—	133,789
Deferred income taxes	9,196	2,482	505	—	12,183
Prepaid expenses	6,237	1,019	1,202	—	8,458
Intercompany receivables	—	73,519	6,156	(79,675)	—
Income taxes receivable	—	—	1,434	(1,434)	—

Total current assets	219,746	99,881	107,781	(81,109)	346,299
Property, plant and equipment, net	73,246	2,145	33,431	—	108,822
Goodwill	194,815	36,470	—	—	231,285
Other intangible assets, net	87,131	9,590	133	—	96,854
Receivable from AMH II	27,035	—	—	—	27,035
Other assets	13,080	—	2,020	—	15,100
Investment in subsidiaries	192,664	89,023	—	(281,687)	—

Total assets	$807,717	$237,109	$143,365	$(362,796)	$825,395

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$76,666	$14,145	$32,738	$—	$123,549
Payable to parent	9,307	—	—	—	9,307
Accrued liabilities	51,982	6,524	11,511	—	70,017
Income taxes payable	7,709	4,334	—	(1,434)	10,609
Intercompany payables	79,675	—	—	(79,675)	—

Total current liabilities	225,339	25,003	44,249	(81,109)	213,482
Deferred income taxes	41,119	3,524	2,172	—	46,815
Other liabilities	34,976	15,918	7,921	—	58,815
Long-term debt	208,500	—	—	—	208,500
Member’s equity	297,783	192,664	89,023	(281,687)	297,783

Total liabilities and member’s equity	$807,717	$237,109	$143,365	$(362,796)	$825,395

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 3, 2009
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$233,390	$45,738	$89,673	$(43,994)	$324,807
Cost of sales	164,709	41,682	64,601	(43,994)	226,998

Gross profit	68,681	4,056	25,072	—	97,809
Selling, general and administrative expense	42,004	311	11,008	—	53,323

Income from operations	26,677	3,745	14,064	—	44,486
Interest expense, net	5,783	—	216	—	5,999
Foreign currency loss	—	—	112	—	112

Income before income taxes	20,894	3,745	13,736	—	38,375
Income taxes	9,844	2,512	3,088	—	15,444

Income before equity income from subsidiaries	11,050	1,233	10,648	—	22,931
Equity income from subsidiaries	11,881	10,648	—	(22,529)	—

Net income	$22,931	$11,881	$10,648	$(22,529)	$22,931

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended October 3, 2009
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net sales	$567,260	$111,017	$203,085	$(109,254)	$772,108
Cost of sales	415,298	106,203	153,818	(109,254)	566,065

Gross profit	151,962	4,814	49,267	—	206,043
Selling, general and administrative expense	123,037	2,050	28,031	—	153,118
Manufacturing restructuring costs	5,255	—	—	—	5,255

Income from operations	23,670	2,764	21,236	—	47,670
Interest expense, net	15,994	—	587	—	16,581
Foreign currency gain	—	—	110	—	110

Income before income taxes	7,676	2,764	20,759	—	31,199
Income taxes	4,529	2,789	5,342	—	12,660

Income (loss) before equity income from subsidiaries	3,147	(25)	15,417	—	18,539
Equity income from subsidiaries	15,392	15,417	—	(30,809)	—

Net income	$18,539	$15,392	$15,417	$(30,809)	$18,539

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 3, 2009
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by operating activities	$62,330	$15,638	$22,709	$100,677

Investing Activities
Additions to property, plant and equipment	(3,593)	(11)	(639)	(4,243)
AMH II intercompany loan	(26,819)	—	—	(26,819)
Other	(383)	383	—	—

Net cash provided by (used in) investing activities	(30,795)	372	(639)	(31,062)

Financing Activities
Net repayments under ABL Facility	(32,500)	—	—	(32,500)
Issuance of senior subordinated notes	20,000	—	—	20,000
Financing costs	(4,920)	—	(94)	(5,014)
Dividends paid	(28,513)	—	—	(28,513)
Intercompany transactions	14,514	(16,021)	1,507	—

Net cash provided by (used in) financing activities	(31,419)	(16,021)	1,413	(46,027)

Effect of exchange rate changes on cash and cash equivalents	—	—	732	732

Net increase (decrease) in cash and cash equivalents	116	(11)	24,215	24,320
Cash and cash equivalents at beginning of period	4,964	97	1,648	6,709

Cash and cash equivalents at end of period	$5,080	$86	$25,863	$31,029

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2009
(In thousands)

		Guarantor	Non-Guarantor	Reclassification/
	Parent	Subsidiaries	Subsidiary	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,964	$97	$1,648	$—	$6,709
Accounts receivable, net	82,479	13,251	21,148	—	116,878
Inventories	92,802	14,892	33,476	—	141,170
Deferred income taxes	9,196	2,482	505	—	12,183
Prepaid expenses	7,887	1,194	1,405	—	10,486
Intercompany receivables	—	57,426	7,742	(65,168)	—
Income taxes receivable	—	—	1,057	(1,057)	—

Total current assets	197,328	89,342	66,981	(66,225)	287,426
Property, plant and equipment, net	80,567	2,975	31,614	—	115,156
Goodwill	194,814	36,544	—	—	231,358
Other intangible assets, net	88,828	9,970	333	—	99,131
Other assets	10,448	19	1,751	—	12,218
Investment in subsidiaries	169,112	65,508	—	(234,620)	—

Total assets	$741,097	$204,358	$100,679	$(300,845)	$745,289

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$32,150	$5,191	$17,179	$—	$54,520
Payable to parent	9,326	—	—	—	9,326
Accrued liabilities	37,030	9,252	8,167	—	54,449
Income taxes payable	6,494	1,545	—	(1,057)	6,982
Intercompany payables	65,168	—	—	(65,168)	—

Total current liabilities	150,168	15,988	25,346	(66,225)	125,277
Deferred income taxes	40,710	3,486	2,231	—	46,427
Other liabilities	30,289	15,772	7,594	—	53,655
Long-term debt	221,000	—	—	—	221,000
Member’s equity	298,930	169,112	65,508	(234,620)	298,930

Total liabilities and member’s equity	$741,097	$204,358	$100,679	$(300,845)	$745,289

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
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
UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 27, 2008
(In thousands)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$8,877	$(4,573)	$4,703	$9,007

Investing Activities
Additions to property, plant and equipment	(5,747)	(115)	(3,912)	(9,774)
Proceeds from sale of assets	20	5	—	25

Net cash used in investing activities	(5,727)	(110)	(3,912)	(9,749)

Financing Activities
Dividends	(8,311)	—	—	(8,311)
Intercompany transactions	4,605	4,601	(9,206)	—

Net cash provided by (used in) financing activities	(3,706)	4,601	(9,206)	(8,311)

Effect of exchange rate changes on cash and cash equivalents	—	—	(581)	(581)

Net decrease in cash and cash equivalents	(556)	(82)	(8,996)	(9,634)
Cash and cash equivalents at beginning of period	6,407	371	14,825	21,603

Cash and cash equivalents at end of period	$5,851	$289	$5,829	$11,969

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company is a leading, vertically integrated manufacturer and North American distributor of exterior residential building products. The Company’s core products are vinyl windows, vinyl siding, aluminum trim coil, and aluminum and steel siding and accessories. In addition, the Company distributes third party manufactured products primarily through its supply centers. Vinyl windows, vinyl siding, metal products, and third-party manufactured products comprised approximately 36%, 21%, 16% and 21%, respectively, of the Company’s total net sales for the nine months ended October 3, 2009. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and sold on a wholesale basis to more than 50,000 professional contractors engaged in home remodeling and new home construction principally through the Company’s network of 122 supply centers, as well as through approximately 250 independent distributors across the United States and Canada. Approximately 65% of the Company’s products are sold to contractors engaged in the home repair and remodeling market with approximately 35% sold to the new construction market. The supply centers provide “one-stop” shopping to the Company’s contractor customers, carrying products, accessories and tools necessary to complete a vinyl window or siding project. In addition, the supply centers provide high quality product literature, product samples and installation training to these customers. During the nine month period ended October 3, 2009, approximately 72% of the Company’s total net sales were generated through the network of supply centers, with the remainder sold to independent distributors and dealers.
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, national and regional trends in new housing starts and general economic conditions. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong as the population continues to age, homes continue to get older, household formation is expected to be strong and vinyl remains the optimal material for exterior cladding and window solutions, all of which the Company believes bodes well for the demand for its products in the future. In the short term, however, the Company believes the building products industry will continue to be negatively impacted by the weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2009 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets have further hampered the housing market. The Company’s sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Continued reduced levels of existing homes sales and housing price depreciation has had a significant negative impact on the Company’s remodeling sales. In addition, a reduced number of new housing starts has a negative impact on the Company’s new construction sales. As a result of the continuation in the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for the Company’s products and lower gross margins. In the event that the Company’s expectations regarding the outlook for the housing market result in a reduction in its forecasted sales and operating income, and related growth rates, the Company may be required to record an impairment of certain of its assets, including goodwill and intangible assets. Moreover, the prolonged downturn in the housing market and the general economy may have other consequences to the Company, including further accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to the Company’s inventories.
The Company, along with the entire building products industry, has experienced significant fluctuations over the past three years in key raw material commodity costs — particularly for vinyl resin, aluminum and steel, as well as in other raw materials such as microingredients used in the Company’s vinyl products. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to continue to reduce its fixed costs in response to a further decline in net sales. As a result, a continued decline in the Company’s net sales could result in a higher percentage decline in its income from operations. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies as some companies include all of the costs of their distribution network in cost of sales whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.

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
Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	$324,807	$342,678	$772,108	$858,368
Cost of sales	226,998	256,092	566,065	648,177

Gross profit	97,809	86,586	206,043	210,191
Selling, general and administrative expense	53,323	55,898	153,118	158,888
Manufacturing restructuring costs	—	—	5,255	1,783

Income from operations	44,486	30,688	47,670	49,520
Interest expense, net	5,999	5,594	16,581	17,376
Foreign currency gain (loss)	(112)	(238)	110	(328)

Income before income taxes	38,375	24,856	31,199	31,816
Income taxes	15,444	9,366	12,660	12,038

Net income	$22,931	$15,490	$18,539	$19,778

Other Data:
EBITDA (a)	$50,008	$36,171	$64,359	$66,311
Adjusted EBITDA (a)	52,191	36,296	72,128	71,132

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Vinyl windows	$114,686	$108,551	$276,717	$282,174
Vinyl siding products	67,857	82,044	161,113	196,493
Metal products	53,571	65,723	127,017	166,856
Third party manufactured products	66,885	65,366	158,454	156,486
Other products and services	21,808	20,994	48,807	56,359

	$324,807	$342,678	$772,108	$858,368

(a)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes certain items. The Company considers adjusted EBITDA to be an important indicator of its operational strength and performance of its business. The Company has included adjusted EBITDA because it is a key financial measure used by management to (i) assess the Company’s ability to service its debt and / or incur debt and meet the Company’s capital expenditure requirements; (ii) internally measure the Company’s operating performance; and (iii) determine the Company’s incentive compensation programs. In addition, the Company’s ABL Facility has certain covenants that apply ratios utilizing this measure of adjusted EBITDA. EBITDA and adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by the Company may not be comparable to similarly titled measures reported by other companies. EBITDA and adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of the Company’s operating results or cash flows from operations (as determined in accordance with GAAP) as a measure of the Company’s liquidity.

The reconciliation of the Company’s net income to EBITDA and adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net income	$22,931	$15,490	$18,539	$19,778
Interest expense, net	5,999	5,594	16,581	17,376
Income taxes	15,444	9,366	12,660	12,038
Depreciation and amortization	5,634	5,721	16,579	17,119

EBITDA	50,008	36,171	64,359	66,311
Amortization of management fee (b)	125	125	375	375
Manufacturing restructuring costs (c)	—	—	5,255	2,642
Bank audit fees (d)	37	—	118	—
Loss upon disposal of assets other than by sale (e)	—	—	—	1,804
Tax restructuring costs (f)	306	—	306	—
Employee termination costs (g)	1,715	—	1,715	—

Adjusted EBITDA (h)	$52,191	$36,296	$72,128	$71,132

(b)	Represents amortization of a prepaid management fee paid to Investcorp International Inc. in connection with the December 2004 recapitalization transaction.

(c)	During the first quarter of 2008, the Company committed to, and subsequently completed, relocating a portion of its vinyl siding production from Ennis, Texas to its vinyl manufacturing facilities in West Salem, Ohio and Burlington, Ontario. In addition, during 2008, the Company transitioned the majority of distribution of its U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of its warehouse facility adjacent to its Ennis, Texas vinyl manufacturing facility. For the nine months ended September 27, 2008, the amounts recorded represent asset impairment costs, inventory markdown costs, and costs incurred to relocate manufacturing equipment. Inventory markdown costs of $0.9 million are included in cost of sales in the statement of operations for the nine months ended September 27, 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the nine months ended October 3, 2009.

(d)	Represents bank audit fees incurred under the Company’s ABL Facility.

(e)	As part of the Company’s ongoing efforts to improve its internal controls, the Company enhanced its controls surrounding the physical verification of property, plant and equipment during the second quarter of 2008. For the nine months ended September 27, 2008, the amounts recorded represent the loss upon disposal of assets other than by sale as a result of executing these enhanced controls.

(f)	Represents legal and accounting fees incurred in connection with a tax restructuring project.

(g)	During the third quarter of 2009, the Company recorded one-time employee termination costs resulting from workforce reductions in connection with the Company’s overall cost reduction initiatives.

(h)	Prior year adjusted EBITDA amounts have been reclassified to conform to the current year’s presentation, which, in conformity with the computation of adjusted EBITDA under the Company’s current credit facility, excludes any adjustment for foreign currency gain or loss.

Quarter Ended October 3, 2009 Compared to Quarter Ended September 27, 2008
Net sales decreased 5.2% to $324.8 million for the third quarter of 2009 compared to $342.7 million for the same period in 2008 primarily due to decreased unit volumes, principally in vinyl siding and metal products, and the impact of the weaker Canadian dollar in 2009. During the third quarter of 2009 compared to the same period in 2008, vinyl siding unit volumes decreased by approximately 15%, while vinyl window unit volumes increased approximately 2%.
Gross profit in the third quarter of 2009 was $97.8 million, or 30.1% of net sales, compared to gross profit of $86.6 million, or 25.3% of net sales, for the same period in 2008. The increase in gross profit as a percentage of net sales was primarily a result of cost reduction initiatives, improved operational efficiencies and procurement savings.
Selling, general and administrative expense decreased to $53.3 million, or 16.4% of net sales, for the third quarter of 2009 versus $55.9 million, or 16.3% of net sales, for the same period in 2008. Selling, general and administrative expense for the quarter ended October 3, 2009 includes employee termination costs of $1.7 million and tax restructuring costs of $0.3 million. Excluding these items, selling, general and administrative expense for the quarter ended October 3, 2009 decreased $4.6 million compared to the same period in 2008. The decrease in selling, general and administrative expense was primarily due to higher bad debt expense in the third quarter of 2008 by approximately $2.8 million as a result of the poor economic conditions experienced in the prior year. In addition, the decrease in selling, general and administrative expense was also due to decreased personnel costs as a result of reduced headcount of approximately $1.6 million, decreased product delivery costs in the Company’s supply center network of approximately $0.8 million and the translation impact on Canadian expenses as a result of the weaker Canadian dollar in 2009 of approximately $0.5 million, partially offset by increased EBITDA-based incentive compensation programs and other sales-related accruals of approximately $1.4 million.
Throughout 2009, the Company initiated certain restructuring activities designed to achieve operational efficiencies by reducing the Company’s overall cost structure. These activities included reducing the Company’s workforce. During the third quarter ended October 3, 2009, the Company determined the headcount reductions made over the past several months will be permanent. As a result, the Company recorded a one-time restructuring charge of $1.7 million in employee termination costs within selling, general and administrative expense for the third quarter ended October 3, 2009.
Income from operations was $44.5 million during the third quarter of 2009 compared to $30.7 million for the same period in 2008.
Interest expense increased $0.4 million for the third quarter of 2009 compared to the same period in 2008. The increase in interest expense was primarily due to the accrued interest, and related amortization of deferred financing fees, on the Company’s 15% senior subordinated notes issued at the end of the second quarter of 2009, partially offset by lower overall borrowings under the Company’s credit facilities and decreased interest rates during 2009.
The income tax provision for the third quarter of 2009 reflects an effective income tax rate of 40.2%, compared to an effective income tax rate of 37.7% for the same period in 2008. The increase in the effective income tax rate is primarily due to the completion of certain tax audits and the related adjustments recorded in the third quarter of 2008.
Net income was $22.9 million for the quarter ended October 3, 2009 compared to $15.5 million for the same period in 2008.
EBITDA for the third quarter of 2009 was $50.0 million compared to EBITDA of $36.2 million for the same period in 2008. Adjusted EBITDA for the third quarter of 2009 was $52.2 million compared to adjusted EBITDA of $36.3 million for the same period in 2008. Adjusted EBITDA for the third quarter of 2009 excludes employee termination costs of $1.7 million, tax restructuring costs of $0.3 million, amortization related to prepaid management fees of $0.1 million and bank audit fees of less than $0.1 million. Adjusted EBITDA for the third quarter of 2008 excludes amortization related to prepaid management fees of $0.1 million.

Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008
Net sales decreased 10.0% to $772.1 million for the nine months ended October 3, 2009 compared to $858.4 million for the same period in 2008 primarily due to decreased unit volumes across all product categories, principally in vinyl siding, vinyl windows and metal products, and the impact of the weaker Canadian dollar in 2009. For the nine months ended October 3, 2009 compared to the same period in 2008, vinyl siding unit volumes decreased by approximately 18% and vinyl window unit volumes decreased by approximately 4%.
Gross profit for the nine months ended October 3, 2009 was $206.0 million, or 26.7% of net sales, compared to gross profit of $210.2 million, or 24.5% of net sales, for the same period in 2008. The increase in gross profit as a percentage of net sales was primarily a result of cost reduction initiatives, improved operational efficiencies and procurement savings.
Selling, general and administrative expense decreased to $153.1 million, or 19.8% of net sales, for the nine months ended October 3, 2009 versus $158.9 million, or 18.5% of net sales, for the same period in 2008. Selling, general and administrative expense for the nine months ended October 3, 2009 includes employee termination costs of $1.7 million, tax restructuring costs of $0.3 million and bank audit fees of $0.1 million, while selling, general and administrative expense for the nine months ended September 27, 2008 includes a loss upon the disposal of assets other than by sale of $1.8 million. Excluding these items, selling, general and administrative expense for the nine months ended October 3, 2009 decreased $6.1 million compared to the same period in 2008. The decrease in selling, general and administrative expense was primarily due to the translation impact on Canadian expenses as a result of the weaker Canadian dollar in 2009 of approximately $4.0 million, decreased personnel costs as a result of reduced headcount of approximately $2.4 million, and decreased product delivery costs in the Company’s supply center network of approximately $2.0 million, partially offset by increased bad debt expense of approximately $2.2 million recorded during 2009 as a result of current economic conditions.
Throughout 2009, due to economic conditions and as a cost control measure, the Company reduced its workforce and placed a number of employees on temporary lay-off status. During the second and third quarters, several of these employees were re-instated to an active status. During the third quarter ended October 3, 2009, the Company determined it would not recall the remaining employees. As a result, the Company recorded a one-time charge of $1.7 million in employee termination costs during the third quarter ended October 3, 2009 within selling, general and administrative expense in the consolidated statements of operations.
During the nine months ended September 27, 2008, the Company incurred costs of $1.8 million related to relocating a portion of its vinyl siding production and distribution. These costs were comprised of asset impairment costs, costs incurred to relocate manufacturing equipment and costs associated with the transition of distribution operations. In addition, the Company recorded $0.9 million of inventory markdown costs associated with these restructuring efforts within cost of goods sold for the nine months ended September 27, 2008. The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million for the nine months ended October 3, 2009.
Income from operations was $47.7 million for the nine months ended October 3, 2009 compared to $49.5 million for the same period in 2008.
Interest expense decreased $0.8 million for the nine months ended October 3, 2009 compared to the same period in 2008. The decrease in interest expense was primarily due to lower overall borrowings under the credit facilities and decreased interest rates during 2009. On June 26, 2009, the Company issued $20.0 million in principal amount of its 15% senior subordinated notes.
The income tax provision for the nine months ended October 3, 2009 reflects an effective income tax rate of 40.6%, compared to an effective income tax rate of 37.8% for the same period in 2008. The increase in the effective income tax rate is primarily due to the completion of certain tax audits and the related adjustments recorded in the third quarter of 2008.
Net income was $18.5 million for the nine months ended October 3, 2009 compared to $19.8 million for the same period in 2008.
EBITDA for the nine months ended October 3, 2009 was $64.4 million compared to EBITDA of $66.3 million for the same period in 2008. Adjusted EBITDA for the nine months ended October 3, 2009 was $72.1 million compared to adjusted EBITDA of $71.1 million for the same period in 2008. Adjusted EBITDA for the nine months ended October 3, 2009 excludes manufacturing restructuring costs of $5.3 million, employee termination costs of $1.7 million, amortization related to prepaid management fees of $0.4 million, tax restructuring costs of $0.3 million and bank audit fees of $0.1 million. Adjusted EBITDA for the nine months ended September 27, 2008 excludes manufacturing restructuring costs of $2.6 million, loss upon the disposal of assets other than by sale of $1.8 million and amortization related to prepaid management fees of $0.4 million.

Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements. The Company evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the third quarter, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the nine months ended October 3, 2009 and September 27, 2008 (in thousands):

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Cash provided by operating activities	$100,677	$9,007
Cash used in investing activities	(31,062)	(9,749)
Cash used in financing activities	(46,027)	(8,311)
Cash Flows
At October 3, 2009, the Company had cash and cash equivalents of $31.0 million and available borrowing capacity of approximately $143.0 million under the revolving portion of its credit facility. Outstanding letters of credit as of October 3, 2009 totaled $8.3 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash provided by operating activities was $100.7 million for the nine months ended October 3, 2009, compared to $9.0 million for the same period in 2008. The factors typically impacting cash flows from operating activities during the first nine months of the year include the Company’s operating results, the seasonal increase of inventory levels, and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $48.5 million for the nine months ended October 3, 2009, compared to $52.0 million for the same period in 2008, resulting in a net increase in cash flows of $3.5 million. Inventory was a source of cash of $11.1 million during the nine months ended October 3, 2009, compared to a use of cash of $34.1 million during the same period in 2008, resulting in a net increase in cash flows of $45.2 million, which was primarily due to reduced inventory levels and declining commodity costs. Accounts payable and accrued liabilities were a source of cash of $79.0 million for the nine months ended October 3, 2009, compared to $50.4 million for the same period in 2008, resulting in a net increase in cash flows of $28.6 million, which was primarily due to improved vendor terms in 2009, reduced inventory purchase requirements during the fourth quarter of 2008 and the decline of commodity prices towards the end of 2008. Cash flows provided by operating activities for the nine months ended October 3, 2009 includes income tax payments of $8.9 million, compared to $15.5 million of income tax payments for the same period in 2008.
Cash Flows from Investing Activities
During the nine months ended October 3, 2009, net cash used in investing activities included an intercompany loan of $26.8 million paid to AMH II by the Company in June 2009 for use in the AMH II debt exchange and capital expenditures of $4.2 million. Capital expenditures in 2009 were primarily at supply centers for continued operations and relocations, various enhancements at plant locations and several corporate information technology projects. During the nine months ended September 27, 2008, net cash used in investing activities included capital expenditures of $9.8 million. Capital expenditures in 2008 were primarily to expand capacity at the Company’s Burlington and West Salem manufacturing facilities and improve capabilities at its window facilities.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended October 3, 2009 included net repayments under the Company’s ABL Facility of $32.5 million, payments of financing costs of $5.0 million and dividend payments of $28.5 million, partially offset by the $20.0 million issuance of the Company’s new 15% notes. Net cash used in financing activities for the nine months ended September 27, 2008 includes dividend payments of $8.3 million. The dividends in 2009 were paid to the Company’s direct and indirect parent companies to fund their scheduled interest payments on their 11 1/4% notes and 13 5/8% notes. The dividends in 2008 were paid to the Company’s indirect parent company to fund its scheduled interest payments on its 13 5/8% notes, which are no longer outstanding.

Description of the Company’s Outstanding Indebtedness
On October 3, 2008, the Company, Gentek Building Products, Inc. and Gentek Building Products Limited, as borrowers, entered into an asset-based credit facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility (the “ABL Facility”). One of the Company’s joint lead arrangers under the ABL Facility, CIT Capital Securities LLC, is a subsidiary of CIT Group, Inc. (“CIT”) who incurred significant rating downgrades due to liquidity concerns. Subsidiaries of CIT are also lenders under both the U.S. and Canadian facilities described below. CIT’s and its subsidiaries’ aggregate commitments represent 21.1% of the total commitments under the Company’s facilities. CIT recently announced that it had commenced a restructuring of its capital structure. Under the plan, CIT launched exchange offers for certain unsecured notes. CIT announced that if it does not achieve the objectives of the exchange offers, it may decide to initiate a voluntary filing under Chapter 11 of the U.S. Bankruptcy Code. As a result, CIT is concurrently soliciting bondholders and other holders of CIT debt to approve a prepackaged plan of reorganization. It is uncertain whether CIT’s comprehensive restructuring efforts will be successful. The Company continues to closely monitor this situation and does not believe it will have a material impact on the Company’s financial condition or ability to fund operations.
Effective August 21, 2009, the Company formed Gentek Canada Holdings Limited, a Canadian corporation wholly owned by Gentek Building Products, Inc. The Company also formed Gentek Building Products Limited Partnership, a Canadian limited partnership wholly owned by Gentek Building Products Limited as the limited partner and Gentek Canada Holdings Limited as the general partner. The operations of Gentek Building Products Limited were sold to Gentek Building Products Limited Partnership in accordance with the asset purchase agreement dated September 5, 2009. In addition, the corporate name of Gentek Building Products Limited was legally changed to Associated Materials Canada Limited on September 6, 2009. Associated Materials Canada Limited, Gentek Canada Holdings Limited and Gentek Building Products Limited Partnership are collectively known as the “Canadian Entities”. Gentek Building Products Limited Partnership was added as a borrower under the Canadian portion of the credit facilities and Gentek Canada Holdings Limited was added as a guarantor of the Canadian portion of the credit facilities.
The obligations of the Company, Gentek Building Products, Inc., Associated Materials Canada Limited, and Gentek Building Products Limited Partnership as borrowers under the credit facilities, are jointly and severally guaranteed by Holdings and by the Company’s wholly owned domestic subsidiaries, Gentek Holdings, LLC and Alside, Inc. Such obligations and guaranties are also secured by (i) a security interest in substantially all of the owned real and personal assets (tangible and intangible) of the Company, Holdings, Gentek Building Products, Inc., Gentek Holdings, LLC and Alside, Inc. and (ii) a pledge of up to 65% of the voting stock of Associated Materials Canada Limited and Gentek Canada Holdings Limited. The obligations of Alside, Inc. and Gentek Building Products Limited Partnership are further secured by a security interest in their owned real and personal assets (tangible and intangible) and are guaranteed by Gentek Canada Holdings Limited.
The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. As of October 3, 2009, there was $23.5 million drawn under the ABL Facility.
As of October 3, 2009, the per annum interest rate applicable to borrowings under the ABL Facility was 4.5% and the weighted average interest rate for the quarter ended October 3, 2009 was 4.4%.
The Company’s borrowing base under the ABL Facility will fluctuate during the course of the year based on a variety of factors impacting the Company’s level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. The Company’s peak selling season is typically May through October. As of October 3, 2009, the Company’s borrowing base was $174.8 million, which was based on the borrowing base calculation utilizing August month end account balances. The Company’s excess availability under the ABL Facility was $143.0 million as of October 3, 2009.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of October 3, 2009, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and certain EBITDA and availability thresholds are met. Less restrictive availability tests apply for intercompany transfers. During the quarter ended October 3, 2009, Holdings and the Company were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant.

As of October 3, 2009, the Company had $165.0 million and $20.0 million in aggregate principal amount of its 9 3/4% notes and 15% notes, respectively, due 2012 outstanding. The 9 3/4% notes and 15% notes rank pari passu with each other, and are subordinated in right of payment to all unsubordinated indebtedness of the Company. The 9 3/4% notes, which mature on April 15, 2012, pay interest semi-annually in arrears on April 15th and October 15th. The 15% notes mature on July 15, 2012 and pay interest quarterly in arrears on January 15th, April 15th, July 15th and October 15th. The 9 3/4% notes are redeemable at the Company’s option, currently at a redemption price of 101.625% plus accrued and unpaid interest to the redemption date. This redemption price declines to 100% on April 15, 2010 for the remaining life of the notes. The 15% notes are redeemable at the Company’s option, at an initial redemption price of 101% plus accrued and unpaid interest to the redemption date, with the redemption price declining to 100% on December 22, 2009. The Company’s payment obligations under the 9 3/4% notes and 15% notes are fully and unconditionally guaranteed, jointly and severally on a senior subordinated basis, by its domestic wholly owned subsidiaries: Gentek Holdings, LLC, Gentek Building Products, Inc. and Alside, Inc. The Canadian Entities do not guarantee the Company’s 9 3/4% or 15% notes. Upon a change of control of the Company, as defined, holders of the 9 3/4% notes and the 15% notes have the right to require the Company to repurchase their notes at a purchase price in cash equal to 101% of the principal amount thereof plus accrued and unpaid interest.
The indentures governing the 9 3/4% notes and 15% notes contain covenants that, among other things and subject in each case to certain specified exceptions, limit the ability of the Company and of certain restricted subsidiaries: (i) to incur additional indebtedness unless the Company meets a 2-to-1 consolidated coverage ratio test, or as permitted under specified available baskets; (ii) to make restricted payments; (iii) to incur restrictions on subsidiaries’ ability to make distributions or transfer assets to the Company; (iv) to sell assets or stock of subsidiaries; (v) to enter into transactions with affiliates; and (vi) to merge or consolidate with, or sell all or substantially all assets to, a third party or undergo a change of control.
At October 3, 2009, the amount of the restricted payments basket under the 9 3/4% notes and 15% notes indentures, net of restricted payments made through that date, was approximately $46.2 million. The Company’s ability to make restricted payments under the 9 3/4% notes and 15% notes indentures is subject to compliance with the other conditions to making restricted payments provided for in the 9 3/4% notes and 15% notes indentures, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends.
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of October 3, 2009, AMH had $431.0 million in aggregate principal amount of its 11 1/4% senior discount notes due 2014 outstanding. Interest accrued at a rate of 11 1/4% per annum on the notes in the form of an increase in the accreted value of the notes prior to March 1, 2009. Thereafter, cash interest of 11 1/4% per annum on the notes accrues and is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11 1/4% notes paid on September 1, 2009. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11 1/4% notes directly from the AMH debtholders with funds loaned from the Company for approximately $5.9 million. In exchange for the purchased 11 1/4% notes, AMH II was granted additional equity interest in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the nine months ended October 3, 2009.
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13 5/8% senior notes due 2014. In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% senior notes due 2014 in exchange for all of its outstanding 13 5/8% senior notes due 2014. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with the principles described in FASB ASC 470-60, “Troubled Debt Restructurings by Debtors” (SFAS No. 15), AMH II recorded a debt restructuring gain of approximately $19.2 million for the nine months ended October 3, 2009. As of October 3, 2009, AMH II has recorded liabilities for the $13.066 million original principal amount and $32.7 million of accrued interest related to all future interest payments on the Company’s 15% notes due 2012 and AMH II’s 20% notes due 2014. As of October 3, 2009, total AMH II debt, including that of its consolidated subsidiaries, was approximately $685.3 million, which includes $32.7 million of accrued interest related to all future interest payments on the Company’s 15% notes and AMH II’s 20% notes.
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

In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes, the Company entered into an intercompany loan agreement with AMH II, pursuant to which the Company agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and will be added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of October 3, 2009, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.0 million. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.
AMH made its first semi-annual cash interest payment on its outstanding 11 1/4% notes on September 1, 2009. The Company believes its cash flows from operations and its borrowing capacity under the ABL Facility will be sufficient to satisfy its obligations to pay principal and interest on its outstanding debt, maintain current operations and provide sufficient capital, as well as pay dividends or make other upstream payments sufficient for AMH to be able to service its debt obligations through 2010. However, as discussed under “— Overview” above, the building products industry continues to be negatively impacted by a weak housing market, with a number of factors contributing to lower current demand for the Company’s products, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these trends continue, the Company’s ability to generate cash sufficient to meet its existing indebtedness obligations could be adversely affected, and the Company could be required either to find alternate sources of liquidity or to refinance its existing indebtedness in order to avoid defaulting on its debt obligations.
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
Effects of Inflation
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers. The Company, along with the entire building products industry, has experienced significant fluctuations over the past three years in key raw material commodity costs. In response, the Company announced price increases over the past several years on certain of its product offerings to offset the inflation of raw materials, and continually monitors market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At October 3, 2009, the Company had no raw material hedge contracts in place.

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
Interest Rate Risk
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.75%, or LIBOR plus an applicable margin ranging from 2.50% to 3.50%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At October 3, 2009, the Company had borrowings outstanding of $23.5 million under the ABL Facility. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.2 million.
The Company has $165.0 million and $20.0 million of senior subordinated notes due 2012 that bear a fixed interest rate of 9 3/4% and 15%, respectively. The fair values of the Company’s 9 3/4% notes and 15% notes are sensitive to changes in interest rates. In addition, the fair values are affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. At October 3, 2009, the fair value of the Company’s 9 3/4% notes was $161.3 million based upon their quoted market price. The fair value of the Company’s 15% notes is not based upon quoted market prices as the notes were issued in a private placement and price quotations are not available. The Company estimates the fair value of the 15% notes at October 3, 2009 to be approximately $20.0 million based upon market and income approach valuations estimated by an external source.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At October 3, 2009, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at October 3, 2009.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to the Company’s principal raw materials — vinyl resin, aluminum and steel.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon this evaluation, for the reasons discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures (including the additional review necessary to confirm the fair presentation in the financial statements, in light of the material weaknesses discussed below) were functioning effectively.

Changes in Internal Control over Financial Reporting
As previously disclosed in the Company’s Form 10-Q for the quarter ended July 4, 2009, management determined during the second quarter of 2009 that it did not maintain operating effectiveness of certain internal controls over financial reporting for establishing the Company’s allowance for doubtful accounts, the deferral of revenue for specific customer shipments until collectibility is reasonably assured, and accounting for restructuring costs. Management concluded that as a result of these control deficiencies, a material weakness in the Company’s internal control over financial reporting existed as of July 4, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the third quarter of 2009, management substantially completed the remediation efforts and the following remediation actions have been implemented by the Company to ensure the accuracy of the Company’s consolidated financial statements and prevent or detect potential material misstatements on a timely basis. The Company has enhanced documentation supporting the Company’s allowance for doubtful accounts and review of past due customer accounts. In August 2009, the Company hired a Vice President — National Credit Manager, reporting directly to the Chief Financial Officer, who works directly with the financial reporting staff as part of the processes related to the review and assessment of past due customer accounts, the required allowance for doubtful accounts, and the identification of revenue for which deferral treatment is appropriate. Additionally, the Company has enhanced its internal review procedures for accounting for restructuring costs and other non-recurring items.
Management will continue to evaluate the design and effectiveness of the enhanced internal controls and procedures, and once placed in operation for a sufficient period of time, these internal controls and procedures will be subject to appropriate testing in order to determine whether they are operating effectively. Until the appropriate testing is complete, management will continue to perform the evaluations and analyses believed to be adequate to provide reasonable assurance that there are no material misstatements of the Company’s consolidated financial statements.
Except as noted above, there have been no changes to the Company’s internal control over financial reporting during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ASSOCIATED MATERIALS, LLC (Registrant)
Date: October 26, 2009	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2009	By:	/s/ Stephen E. Graham
Stephen E. Graham
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