Form 10-Q
period 2010-10-02
ASSOCIATED MATERIALS, LLC
filed 2010-11-16
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 12, 2010, all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED OCTOBER 2, 2010

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets October 2, 2010 and January 2, 2010	1

Unaudited Condensed Consolidated Statements of Operations Quarters ended October 2, 2010 and October 3, 2009 Nine months ended October 2, 2010 and October 3, 2009	2

Unaudited Condensed Consolidated Statements of Cash Flows Nine months ended October 2, 2010 and October 3, 2009	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. (Removed and Reserved)	47

Item 5. Other Information	47

Item 6. Exhibits	47

SIGNATURES	48

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2,	January 2,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$54,234	$55,855
Accounts receivable, net	165,600	114,355
Inventories	160,578	115,394
Income taxes receivable	86	—
Deferred income taxes	11,760	8,646
Prepaid expenses	8,148	8,945

Total current assets	400,406	303,195

Property, plant and equipment, net	105,577	109,037
Goodwill	231,242	231,263
Other intangible assets, net	94,003	96,081
Receivable from AMH II	27,852	27,237
Other assets	17,570	19,984

Total assets	$876,650	$786,797

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$148,793	$87,580
Payable to parent	41,458	23,199
Accrued liabilities	68,753	56,925
Deferred income taxes	—	2,312
Current portion of long-term debt	10,500	—
Income taxes payable	—	1,112

Total current liabilities	269,504	171,128

Deferred income taxes	53,338	43,303
Other liabilities	60,736	61,326
Long-term debt	197,744	207,552
Member’s equity	295,328	303,488

Total liabilities and member’s equity	$876,650	$786,797

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Net sales	$329,547	$324,807	$862,106	$772,108
Cost of sales	238,508	226,998	630,770	566,065

Gross profit	91,039	97,809	231,336	206,043
Selling, general and administrative expenses	53,186	53,323	154,256	153,118
Manufacturing restructuring costs	—	—	—	5,255

Income from operations	37,853	44,486	77,080	47,670
Interest expense, net	6,218	5,999	18,801	16,581
Foreign currency loss (gain)	31	112	(21)	(110)

Income before income taxes	31,604	38,375	58,300	31,199
Income tax provision	12,194	15,444	21,330	12,660

Net income	$19,410	$22,931	$36,970	$18,539

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Operating Activities
Net income	$36,970	$18,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,854	16,579
Deferred income taxes	4,060	(292)
Provision for losses on accounts receivable	3,149	8,279
Amortization of deferred financing costs	2,672	1,846
Amortization of management fee	—	375
Non-cash interest income	(616)	—
Non-cash portion of manufacturing restructuring costs	—	5,255
Debt accretion	192	—
Loss on sale or disposal of assets other than by sale	43	57
Changes in operating assets and liabilities:
Accounts receivable	(53,759)	(48,471)
Inventories	(44,118)	11,058
Accounts payable and accrued liabilities	71,325	78,975
Income taxes receivable/payable and payable to parent	16,978	4,028
Other	3,069	4,449

Net cash provided by operating activities	56,819	100,677

Investing Activities
Additions to property, plant and equipment	(10,302)	(4,243)
AMH II intercompany loan	—	(26,819)

Net cash used in investing activities	(10,302)	(31,062)

Financing Activities
Net borrowings (repayments) under ABL Facility	500	(32,500)
Issuance of senior subordinated notes	—	20,000
Financing costs	(223)	(5,014)
Dividends paid to parent company	(48,488)	(28,513)

Net cash used in financing activities	(48,211)	(46,027)

Effect of exchange rate changes on cash and cash equivalents	73	732

Net (decrease) increase in cash and cash equivalents	(1,621)	24,320
Cash and cash equivalents at beginning of period	55,855	6,709

Cash and cash equivalents at end of period	$54,234	$31,029

Supplemental information:
Cash paid for interest	$12,113	$10,338

Cash paid for income taxes	$292	$8,924

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED OCTOBER 2, 2010
Note 1 — Basis of Presentation
Associated Materials, LLC (the “Company”) is a wholly owned subsidiary of Associated Materials Holdings, LLC (“Holdings”), which is a wholly owned subsidiary of AMH Holdings, LLC (“AMH”). AMH is a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”) which is controlled by affiliates of Investcorp S.A. (“Investcorp”) and Harvest Partners, L.P. (“Harvest Partners”). Holdings, AMH and AMH II do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company. On October 13, 2010, investment funds affiliated with Hellman & Friedman LLC completed their purchase of the Company. Refer to Note 11 — Subsequent Event for further details of the Company’s new ownership and corporate capital structure.
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarter and nine months ended October 2, 2010 and October 3, 2009. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 2, 2010. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 2, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
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

Note 2 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	October 2,	January 2,
	2010	2010

Raw materials	$40,324	$28,693
Work-in-process	9,433	8,552
Finished goods and purchased stock	110,821	78,149

	$160,578	$115,394

Note 3 — Goodwill and Other Intangible Assets
Goodwill represents the purchase price in excess of the fair value of the tangible and intangible net assets acquired in a business combination. As of October 2, 2010, goodwill of $231.2 million consisted of $194.8 million from the April 2002 merger transaction and $36.4 million from the acquisition of Gentek Holdings, Inc. (“Gentek”). As of January 2, 2010, goodwill of $231.3 million consisted of $194.8 million from the April 2002 merger transaction and $36.5 million from the acquisition of Gentek. The impact of foreign currency translation decreased the carrying value of Gentek goodwill by less than $0.1 million during the nine months ended October 2, 2010. None of the Company’s goodwill is deductible for income tax purposes. The Company’s other intangible assets consist of the following (in thousands):

	Average
	Amortization	October 2, 2010			January 2, 2010
	Period		Accumulated	Net Carrying		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value	Cost	Amortization	Value
Trademarks	15	$28,070	$15,477	$12,593	$28,070	$14,087	$13,983
Patents	10	6,230	5,247	983	6,230	4,781	1,449
Customer base	7	5,205	4,788	417	5,137	4,498	639

Total amortized intangible assets		39,505	25,512	13,993	39,437	23,366	16,071
Non-amortized trade names		80,010	—	80,010	80,010	—	80,010

Total intangible assets		$119,515	$25,512	$94,003	$119,447	$23,366	$96,081

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually at the beginning of the fourth quarter.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $0.7 million and $0.8 million for the quarters ended October 2, 2010 and October 3, 2009, respectively. Amortization expense related to intangible assets was approximately $2.1 million and $2.3 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. The foreign currency translation impact on the cost and accumulated amortization of intangibles was less than $0.1 million for the quarter ended October 2, 2010. Amortization expense is expected to be approximately $0.7 million for the remainder of fiscal 2010. Amortization expense for fiscal years 2011, 2012, 2013 and 2014 is estimated to be $2.7 million, $2.2 million, $1.9 million and $1.9 million, respectively.

Note 4 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 2,	January 2,
	2010	2010

9.875% notes	$197,744	$197,552
Borrowings under the ABL Facility	10,500	10,000

Total debt	208,244	207,552
Less current portion of long-term debt	10,500	—

Total long-term debt	$197,744	$207,552

9.875% Senior Secured Second Lien Notes due 2016
On November 5, 2009, the Company issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, the Company completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by the Company and Associated Materials Finance, Inc., a wholly owned subsidiary of the Company (collectively, the “Issuers”). The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem the Company’s outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”), and to pay fees and expenses related to the offering. As of October 2, 2010, the accreted balance of the Company’s 9.875% notes, net of the original issue discount, was $197.7 million. Interest on the 9.875% notes is payable semi-annually in arrears on May 15th and November 15th of each year, with the first interest payment made on May 15, 2010.
The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such AMH 11.25% notes matures prior to the maturity date of the 9.875% notes. As of October 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.
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

The fair value of the 9.875% notes was $242.0 million and $197.5 million at October 2, 2010 and January 2, 2010, respectively. In accordance with the principles described in the FASB ASC 820, Fair Value Measurements and Disclosures, the fair value of the 9.875% notes as of October 2, 2010 was measured using Level 1 inputs of quoted prices in active markets. The fair value of the 9.875% notes as of January 2, 2010 was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
ABL Facility
The Company’s ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the Company’s 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility is the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date taking into account any stated maturity dates which may be contingent, conditional or alternative. As of October 2, 2010, there was $10.5 million drawn under the ABL Facility and $166.6 million available for additional borrowing.
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
As of October 2, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 4.75%. The weighted average interest rate for borrowings under the ABL Facility was 4.99% for the quarter ended October 2, 2010. As of October 2, 2010, the Company had letters of credit outstanding of $7.8 million primarily securing deductibles of various insurance policies. The Company is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of October 2, 2010, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
Under the ABL Facility restricted payments covenant, subject to specified exceptions, Holdings, the Company and its restricted subsidiaries cannot make restricted payments, such as dividends or distributions on equity, redemptions or repurchases of equity, or payments of certain management or advisory fees or other extraordinary forms of compensation, unless prior written notice is given and certain EBITDA and availability thresholds are met. If an event of default under the ABL Facility occurs and is continuing, amounts outstanding under the ABL Facility may be accelerated upon notice, in which case the obligations of the lenders to make loans and arrange for letters of credit under the ABL Facility would cease. If an event of default relates to certain events of bankruptcy, insolvency or reorganization of Holdings, the Company, or the other borrowers and guarantors under the ABL Facility, the payment obligations of the borrowers under the ABL Facility will become automatically due and payable without any further action required. As a result of the purchase of the Company by investment funds affiliated with Hellman & Friedman LLC completed on October 13, 2010, the payment of the Company’s borrowings under the ABL Facility could have been accelerated and made payable immediately. Accordingly, the Company’s $10.5 million of borrowings under the ABL Facility were classified within current liabilities as of October 2, 2010. In connection with the consummation of the purchase of the Company on October 13, 2010, the Company repaid its borrowings in its entirety and terminated the ABL Facility.

Parent Company Indebtedness
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of October 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the 11.25% notes. Since March 1, 2009, cash interest has been accruing at a rate of 11.25% per annum on the 11.25% notes and is payable semi-annually in arrears on March 1st and September 1st of each year.
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% notes in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. The debt restructuring transaction was accounted for in accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). As of October 2, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of October 2, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $676.1 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.
Because AMH and AMH II have no independent operations, they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11.25% notes, and AMH II is similarly dependent on AMH’s ability to further upstream payments in order to service its obligations under the 20% notes. However, unlike AMH II’s previously outstanding 13.625% notes, all of which were exchanged for the 20% notes in June 2009, interest on AMH II’s 20% notes may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. Likewise, the 9.875% notes indenture permits the payment of dividends by the Company to AMH for the payment of interest on AMH’s 11.25% notes (or any refinancing thereof), irrespective of whether it is otherwise able to pay dividends under the restricted payments test described above, in an aggregate amount not to exceed $125.0 million or if the Company’s leverage ratio (as defined) is equal to or less than 4.5 to 1.00. The 9.875% notes indenture also permits dividends for the payment of principal on the 11.25% notes or the 20% notes in an aggregate amount not to exceed $50 million when the Company’s leverage ratio is equal to or less than 4.5 to 1.00. In March 2010 and September 2010, the Company declared dividends totaling approximately $48.5 million to fund AMH’s scheduled interest payments on its 11.25% notes. At October 2, 2010, subject to the limitations to both the Indenture for the 9.875% notes and the ABL Facility, the Company could have upstreamed an additional $175.2 million, which is comprised of availability under the borrowing base and the cash on hand at quarter end.
In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the Company’s issuance of its 9.875% notes in November 2009), the Company entered into an intercompany loan agreement with AMH II, pursuant to which the Company agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of October 2, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.9 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.

Note 5 — Comprehensive Income
Comprehensive income differs from net income due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net income	$19,410	$22,931	$36,970	$18,539
Unrecognized prior service cost and net loss	241	262	723	773
Foreign currency translation adjustments	3,573	5,313	2,634	8,055

Comprehensive income	$23,224	$28,506	$40,327	$27,367

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

	Quarters Ended
	October 2, 2010		October 3, 2009
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$183	$515	$146	$373
Interest cost	783	920	783	830
Expected return on assets	(760)	(887)	(674)	(704)
Amortization of unrecognized:
Prior service cost	7	12	8	8
Cumulative net loss	318	52	375	15

Net periodic pension cost	$531	$612	$638	$522

	Nine Months Ended
	October 2, 2010		October 3, 2009
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$493	$1,712	$438	$1,051
Interest cost	2,339	2,710	2,349	2,339
Expected return on assets	(2,280)	(2,606)	(2,022)	(1,983)
Amortization of unrecognized:
Prior service cost	21	34	24	22
Cumulative net loss	924	148	1,125	43

Net periodic pension cost	$1,497	$1,998	$1,914	$1,472

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
Note 7 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Vinyl windows	$111,109	$114,686	$302,889	$276,717
Vinyl siding products	66,959	67,857	175,313	161,113
Metal products	53,158	53,571	141,619	127,017
Third-party manufactured products	77,925	66,885	187,817	158,454
Other products and services	20,396	21,808	54,468	48,807

	$329,547	$324,807	$862,106	$772,108

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

A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Balance at the beginning of the period	$33,661	$30,947	$33,016	$29,425
Provision for warranties issued	2,669	2,747	5,989	7,445
Claims paid	(1,113)	(2,073)	(4,389)	(5,483)
Foreign currency translation	(286)	379	315	613

Balance at the end of the period	$34,931	$32,000	$34,931	$32,000

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
The following is a reconciliation of the manufacturing restructuring liability (in thousands):

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Beginning liability	$4,534	$5,280	$5,036	$—
Additions	—	—	—	5,332
Accretion of related lease obligations	98	2	282	2
Payments	(270)	(76)	(956)	(128)

Ending liability	$4,362	$5,206	$4,362	$5,206

Of the remaining restructuring liability at October 2, 2010, approximately $0.3 million is expected to be paid during the remainder of 2010. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
October 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,949	$—	$71	$46,214	$—	$54,234
Accounts receivable, net	107,816	—	14,007	43,777	—	165,600
Intercompany receivables	—	—	97,214	5,331	(102,545)	—
Inventories	107,987	—	12,947	39,644	—	160,578
Income taxes receivable	—	—	—	86	—	86
Deferred income taxes	8,833	—	717	2,210	—	11,760
Prepaid expenses	5,801	—	1,065	1,282	—	8,148

Total current assets	238,386	—	126,021	138,544	(102,545)	400,406

Property, plant and equipment, net	68,918	—	1,731	34,928	—	105,577
Goodwill	194,814	—	36,428	—	—	231,242
Other intangible assets, net	84,916	—	9,087	—	—	94,003
Receivable from AMH II	27,852	—	—	—	—	27,852
Investment in subsidiaries	222,210	—	97,191	—	(319,401)	—
Intercompany receivable	—	197,744	—	—	(197,744)	—
Other assets	15,852	—	—	1,718	—	17,570

Total assets	$852,948	$197,744	$270,458	$175,190	$(619,690)	$876,650

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$88,026	$—	$16,006	$44,761	$—	$148,793
Intercompany payables	102,545	—	—	—	(102,545)	—
Payable to parent	35,913	—	5,545	—	—	41,458
Accrued liabilities	51,188	—	6,610	10,955	—	68,753
Current portion of long-term debt	10,500	—	—	—	—	10,500

Total current liabilities	288,172	—	28,161	55,716	(102,545)	269,504

Deferred income taxes	40,310	—	3,246	9,782	—	53,338
Other liabilities	31,394	—	16,841	12,501	—	60,736
Long-term debt	197,744	197,744	—	—	(197,744)	197,744
Member’s equity	295,328	—	222,210	97,191	(319,401)	295,328

Total liabilities and member’s equity	$852,948	$197,744	$270,458	$175,190	$(619,690)	$876,650

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended October 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$236,192	$—	$46,117	$91,179	$(43,941)	$329,547
Cost of sales	170,960	—	45,507	65,982	(43,941)	238,508

Gross profit	65,232	—	610	25,197	—	91,039
Selling, general and administrative expenses	42,757	—	181	10,248	—	53,186

Income from operations	22,475	—	429	14,949	—	37,853
Interest expense, net	6,021	—	(1)	198	—	6,218
Foreign currency loss	—	—	—	31	—	31

Income before income taxes	16,454	—	430	14,720	—	31,604
Income tax provision	6,008	—	2,305	3,881	—	12,194

Income (loss) before equity income from subsidiaries	10,446	—	(1,875)	10,839	—	19,410
Equity income from subsidiaries	8,964	—	10,839	—	(19,803)	—

Net income	$19,410	$—	$8,964	$10,839	$(19,803)	$19,410

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Months Ended October 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$621,944	$—	$126,030	$238,147	$(124,015)	$862,106
Cost of sales	457,130	—	120,444	177,211	(124,015)	630,770

Gross profit	164,814	—	5,586	60,936	—	231,336
Selling, general and administrative expenses	123,361	—	1,285	29,610	—	154,256

Income from operations	41,453	—	4,301	31,326	—	77,080
Interest expense, net	18,172	—	1	628	—	18,801
Foreign currency (gain)	—	—	—	(21)	—	(21)

Income before income taxes	23,281	—	4,300	30,719	—	58,300
Income tax provision	8,552	—	4,081	8,697	—	21,330

Income before equity income from subsidiaries	14,729	—	219	22,022	—	36,970
Equity income from subsidiaries	22,241	—	22,022	—	(44,263)	—

Net income	$36,970	$—	$22,241	$22,022	$(44,263)	$36,970

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended October 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$34,416	$—	$1,101	$21,302	$56,819

Investing Activities
Additions to property, plant and equipment	(7,869)	—	(55)	(2,378)	(10,302)
Other	385	—	—	(385)	—

Net cash used in investing activities	(7,484)	—	(55)	(2,763)	(10,302)

Financing Activities
Net borrowings under ABL Facility	500	—	—	—	500
Financing costs	(223)	—	—	—	(223)
Dividends paid to parent company	(48,488)	—	—	—	(48,488)
Dividends from non-guarantor subsidiary	—	—	20,000	(20,000)	—
Intercompany transactions	23,361	—	(21,057)	(2,304)	—

Net cash used in financing activities	(24,850)	—	(1,057)	(22,304)	(48,211)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	73	73

Net increase (decrease) in cash and cash equivalents	2,082	—	(11)	(3,692)	(1,621)
Cash and cash equivalents at beginning of period	5,867	—	82	49,906	55,855

Cash and cash equivalents at end of period	$7,949	$—	$71	$46,214	$54,234

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2010
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,867	$—	$82	$49,906	$—	$55,855
Accounts receivable, net	81,178	—	8,728	24,449	—	114,355
Intercompany receivables	—	—	76,138	3,045	(79,183)	—
Inventories	80,654	—	6,613	28,127	—	115,394
Deferred income taxes	8,834	—	—	—	(188)	8,646
Prepaid expenses	6,542	—	1,263	1,140	—	8,945

Total current assets	183,075	—	92,824	106,667	(79,371)	303,195

Property, plant and equipment, net	73,086	—	2,033	33,918	—	109,037
Goodwill	194,813	—	36,450	—	—	231,263
Other intangible assets, net	86,561	—	9,465	55	—	96,081
Receivable from AMH II	27,237	—	—	—	—	27,237
Investment in subsidiaries	197,163	—	92,409	—	(289,572)	—
Intercompany receivable	—	197,552	—	—	(197,552)	—
Other assets	18,185	—	—	1,799	—	19,984

Total assets	$780,120	$197,552	$233,181	$142,439	$(566,495)	$786,797

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$54,618	$—	$9,111	$23,851	$—	$87,580
Intercompany payables	79,183	—	—	—	(79,183)	—
Payable to parent	21,664	—	1,535	—	—	23,199
Accrued liabilities	41,699	—	6,118	9,108	—	56,925
Deferred income taxes	—	—	188	2,312	(188)	2,312
Income taxes payable	—	—	—	1,112	—	1,112

Total current liabilities	197,164	—	16,952	36,383	(79,371)	171,128

Deferred income taxes	39,973	—	2,314	1,016	—	43,303
Other liabilities	31,943	—	16,752	12,631	—	61,326
Long-term debt	207,552	197,552	—	—	(197,552)	207,552
Member’s equity	303,488	—	197,163	92,409	(289,572)	303,488

Total liabilities and member’s equity	$780,120	$197,552	$233,181	$142,439	$(566,495)	$786,797

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 3, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$233,390	$—	$45,738	$89,673	$(43,994)	$324,807
Cost of sales	164,709	—	41,682	64,601	(43,994)	226,998

Gross profit	68,681	—	4,056	25,072	—	97,809
Selling, general and administrative expenses	42,004	—	311	11,008	—	53,323

Income from operations	26,677	—	3,745	14,064	—	44,486
Interest expense, net	5,783	—	—	216	—	5,999
Foreign currency loss	—	—	—	112	—	112

Income before income taxes	20,894	—	3,745	13,736	—	38,375
Income tax provision	9,844	—	2,512	3,088	—	15,444

Income before equity income from subsidiaries	11,050	—	1,233	10,648	—	22,931
Equity income from subsidiaries	11,881	—	10,648	—	(22,529)	—

Net income	$22,931	$—	$11,881	$10,648	$(22,529)	$22,931

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended October 3, 2009
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Parent	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$567,260	$—	$111,017	$203,085	$(109,254)	$772,108
Cost of sales	415,298	—	106,203	153,818	(109,254)	566,065

Gross profit	151,962	—	4,814	49,267	—	206,043
Selling, general and administrative expenses	123,037	—	2,050	28,031	—	153,118
Manufacturing restructuring costs	5,255	—	—	—	—	5,255

Income from operations	23,670	—	2,764	21,236	—	47,670
Interest expense, net	15,994	—	—	587	—	16,581
Foreign currency (gain)	—	—	—	(110)	—	(110)

Income before income taxes	7,676	—	2,764	20,759	—	31,199
Income tax provision	4,529	—	2,789	5,342	—	12,660

Income (loss) before equity income from subsidiaries	3,147	—	(25)	15,417	—	18,539
Equity income from subsidiaries	15,392	—	15,417	—	(30,809)	—

Net income	$18,539	$—	$15,392	$15,417	$(30,809)	$18,539

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 3, 2009
(In thousands)

			Subsidiary	Non-Guarantor
	Parent	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$62,330	$—	$15,638	$22,709	$100,677

Investing Activities

Additions to property, plant and equipment	(3,593)	—	(11)	(639)	(4,243)
AMH II intercompany loan	(26,819)	—	—	—	(26,819)
Other	(383)	—	383	—	—

Net cash (used in) provided by investing activities	(30,795)	—	372	(639)	(31,062)

Financing Activities
Net repayments under ABL Facility	(32,500)	—	—	—	(32,500)
Issuance of senior subordinated notes	20,000	—	—	—	20,000
Financing costs	(4,920)	—	—	(94)	(5,014)
Dividends paid to parent company	(28,513)	—	—	—	(28,513)
Intercompany transactions	14,514	—	(16,021)	1,507	—

Net cash (used in) provided by financing activities	(31,419)	—	(16,021)	1,413	(46,027)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	732	732

Net increase (decrease) in cash and cash equivalents	116	—	(11)	24,215	24,320
Cash and cash equivalents at beginning of period	4,964	—	97	1,648	6,709

Cash and cash equivalents at end of period	$5,080	$—	$86	$25,863	$31,029

Note 11 — Subsequent Event
Subsequent to the end of the quarter, investment funds affiliated with Hellman & Friedman LLC (the “Buyer”) completed their purchase of the Company. On October 13, 2010, AMH II, the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (the “Downstream Mergers,” and together with the “Acquisition Merger,” the “Mergers”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Mergers, the Company is now an indirect wholly-owned subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC.
Upon consummation of the Merger, the Buyer paid consideration for the outstanding Company equity (including “in-the-money” stock options and warrants outstanding immediately prior to the consummation of the merger) consisting of $600 million in cash, less certain expenses, fees and payments made by or on behalf of the Buyer to affiliates of Harvest Partners and Investcorp, and management, in each case as specified in the Merger Agreement. Immediately prior to the consummation of the Merger, all outstanding shares of preferred stock of the Company were converted into common stock.
The Merger Agreement was unanimously approved by the Company’s Board of Directors. After the execution and delivery of the Merger Agreement by the parties thereto, the holders of all of the outstanding voting securities in the Company executed and delivered to the Buyer a written consent approving the Merger Agreement and the transactions contemplated thereby.
In connection with the consummation of the Merger, the Company and its then indirect parent entities, AMH and AMH II, satisfied and discharged their obligations under the indentures governing the 9.875% notes, the 11.25% notes and the 20% notes. In addition, the Company repaid and terminated the ABL Facility and the outstanding principal amount of the borrowings and accrued interest thereon under the intercompany loan agreement with AMH II was deemed repaid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Associated Materials, LLC (the “Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools that are primarily distributed through its supply centers. Vinyl windows, vinyl siding, metal products, and third-party manufactured products comprised approximately 35%, 20%, 16% and 22%, respectively, of the Company’s total net sales for the nine month period ended October 2, 2010. These products are generally marketed under the Alside®, Revere® and Gentek® brand names and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who are referred to as contractor customers) engaged in home remodeling and new home construction, primarily through the Company’s extensive dual-distribution network, consisting of 119 company-operated supply centers, through which it sells directly to its contractor customers, and the Company’s direct sales channel, through which it sells to approximately 250 distributors and dealers, who then sell to their customers. It is estimated that approximately 70% of the Company’s net sales are generated in the residential repair and remodeling market and approximately 30% of the Company’s net sales are generated in the residential new construction market. The Company’s supply centers provide “one-stop” shopping to contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, the supply centers augment the customer experience by offering product support and enhanced customer service from the point of sales to installation and warranty service. During the nine month period ended October 2, 2010, approximately 72% of the Company’s total net sales were generated through the Company’s network of supply centers, with the remainder sold to independent distributors and dealers.
Because its exterior residential building products are consumer durable goods, the Company’s sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. The Company’s sales are also affected by changes in consumer preferences with respect to types of building products. Overall, the Company believes the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which the Company believes bodes well for the demand for its products in the future.
While the exterior building products industry has trended down since 2006 across the industry, certain recent industry forecasts and market data suggest a more favorable environment going forward. An average of the leading housing start forecasts (National Association of Home Builders, National Association of Realtors® and Mortgage Bankers Association) suggest single-family housing starts will grow from 441,000 in 2009 to 932,000 in 2012, a 28.3% compound annual growth rate. In addition, a Joint Center for Housing Studies of Harvard University study projects that 11.8 million to 13.8 million households will be formed from 2010 through 2020. The Company believes a stabilization of the housing environment and growth in exterior building products, or windows and siding, specifically, will benefit its business as the Company is well-positioned to generate growth and capture market share within the industry.
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which are available from a number of suppliers and have historically been subject to price changes. Raw material pricing on certain of the Company’s key commodities has fluctuated significantly over the past several years. In response, the Company has announced price increases over the past several years on certain of its product offerings to offset inflation in raw material pricing and continually monitor market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.

The Company operates with significant operating and financial leverage. Significant portions of the Company’s manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of the Company’s interest expense is fixed. There can be no assurance that the Company will be able to continue to reduce its fixed costs in response to a decline in its net sales. As a result, a decline in the Company’s net sales could result in a higher percentage decline in its income from operations. Also, the Company’s gross margins and gross margin percentages may not be comparable to other companies, as some companies include all of the costs of their distribution network in cost of sales, whereas the Company includes the operating costs of its supply centers in selling, general and administrative expenses.
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
On October 13, 2010, investment funds affiliated with Hellman & Friedman LLC completed their purchase of the Company. In connection with the consummation of the transaction, the Company and its then indirect parent entities satisfied and discharged their obligations under the indentures governing the 9.875% notes, the 11.25% notes and the 20% notes. In addition, the Company repaid and terminated the ABL Facility, and the outstanding principal amount of the borrowings and accrued interest thereon under the intercompany loan agreement with AMH II was deemed repaid. In connection with the closing of the transaction, the Company entered into senior secured asset-based revolving credit facilities, consisting of a U.S. facility and a Canadian facility, pursuant to a Revolving Credit Agreement, dated as of October 13, 2010. The Company borrowed $73.0 million under the U.S. facility to finance a portion of the acquisition.
Prior to the closing of the transaction, the Company announced that it had priced an offering of $730 million in aggregate principal amount of 9.125% senior secured notes due 2017 (the “notes”) at an issue price of 100% of the principal amount of the notes. The notes were offered in a private placement to “qualified institutional buyers” in the United States, as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The net proceeds from the offering of the notes were used, in part, to finance the acquisition of the then indirect parent companies of Associated Materials, LLC by investment funds affiliated with Hellman & Friedman, LLC, and the offering of the notes was conditioned upon the contemporaneous closing of the acquisition. Upon completion of the offering and the acquisition, the notes became obligations of Associated Materials, LLC.
As of the date of the filing of this report, the initial accounting of the acquisition transaction has not been completed. Certain assets and liabilities are in the process of being evaluated and measured at their respective fair values in accordance with Accounting Standards Codification 805, Business Combinations. The Company has engaged external consulting firms to complete valuation appraisals or provide information to be used in estimating the fair values of certain assets and liabilities, such as fixed assets, intangible assets and pension liabilities. The initial accounting of the acquisition, including debt redemption costs and other transaction related fees and expenses, are expected to be completed and recorded during the fourth quarter of 2010.

Results of Operations
The following table sets forth for the periods indicated the results of the Company’s operations (in thousands):

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Net sales	$329,547	$324,807	$862,106	$772,108
Cost of sales	238,508	226,998	630,770	566,065

Gross profit	91,039	97,809	231,336	206,043
Selling, general and administrative expenses	53,186	53,323	154,256	153,118
Manufacturing restructuring costs	—	—	—	5,255

Income from operations	37,853	44,486	77,080	47,670
Interest expense, net	6,218	5,999	18,801	16,581
Foreign currency loss (gain)	31	112	(21)	(110)

Income before income taxes	31,604	38,375	58,300	31,199
Income tax provision	12,194	15,444	21,330	12,660

Net income	$19,410	$22,931	$36,970	$18,539

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Vinyl windows	$111,109	$114,686	$302,889	$276,717
Vinyl siding products	66,959	67,857	175,313	161,113
Metal products	53,158	53,571	141,619	127,017
Third-party manufactured products	77,925	66,885	187,817	158,454
Other products and services	20,396	21,808	54,468	48,807

	$329,547	$324,807	$862,106	$772,108

Quarter Ended October 2, 2010 Compared to Quarter Ended October 3, 2009
Net sales increased 1.5% to $329.5 million for the third quarter of 2010 compared to $324.8 million for the same period in 2009 primarily due to increased sales of third-party manufactured products and the impact of the stronger Canadian dollar in 2010, partially offset by vinyl siding and vinyl window unit volume decreases of 9% and 3%, respectively.
Gross profit in the third quarter of 2010 was $91.0 million, or 27.6% of net sales, compared to gross profit of $97.8 million, or 30.1% of net sales, for the same period in 2009. The decrease in gross margin was primarily the result of an increase in the cost of certain commodities used in manufacturing processes and a negative impact from product mix, partially offset by the Company’s continued implementation of cost reduction initiatives.
Selling, general and administrative expenses were approximately $53.2 million, or 16.1% of net sales, for the third quarter of 2010 versus $53.3 million, or 16.4% of net sales, for the same period in 2009. Selling, general and administrative expenses for the quarter ended October 2, 2010 includes advisory fees for strategic capital advice of approximately $0.2 million, while selling, general and administrative expenses for the quarter ended October 3, 2009 includes employee termination costs of approximately $1.7 million, tax restructuring costs of approximately $0.3 million and amortization related to prepaid management fees of approximately $0.1 million. Excluding these costs, selling, general and administrative expenses for the quarter ended October 2, 2010 increased approximately $1.8 million when compared to the same period in 2009. The increase in selling, general and administrative expenses was primarily due to increased consulting expenses and other professional fees of approximately $0.9 million and the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2010 of approximately $0.4 million.

Income from operations was approximately $37.9 million for the quarter ended October 2, 2010 compared to income from operations of approximately $44.5 million for the same period in 2009.
Interest expense increased approximately $0.2 million for the third quarter of 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the increased principal amount, and related amortization of deferred financing fees, of the Company’s 9.875% notes issued in November 2009, partially offset by lower overall borrowings under the Company’s credit facilities and decreased interest rates in 2010.
The income tax provision for the third quarter of 2010 reflects an effective income tax rate of 38.6%, compared to an effective income tax rate of 40.2% for the same period in 2009. The change in the tax rate was primarily the result of the ability to utilize certain manufacturing deductions available to the company in 2010.
The Company reported net income of $19.4 million during the third quarter of 2010 compared to net income of $22.9 million for the same period in 2009.
Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009
Net sales increased 11.7% to $862.1 million for the nine months ended October 2, 2010 compared to $772.1 million for the same period in 2009 primarily due to increased unit volumes across all product categories and the impact of the stronger Canadian dollar in 2010. For the nine months ended October 2, 2010 compared to the same period in 2009, vinyl window and vinyl siding unit volumes increased by approximately 8% and 4%, respectively. Additionally, for the nine months ended October 2, 2010 compared to the same period in 2009, sales of third-party manufactured products increased approximately $29.4 million, or 19%.
Gross profit for the nine months ended October 2, 2010 was $231.3 million, or 26.8% of net sales, compared to gross profit of $206.0 million, or 26.7% of net sales, for the same period in 2009. The improvement in gross profit was primarily due to favorable volume and, to a lesser extent, from cost reduction activities, partially offset by a negative impact from product mix and certain raw material costs.
Selling, general and administrative expenses increased approximately $1.1 million to $154.3 million, or 17.9% of net sales, for the nine months ended October 2, 2010 versus $153.1 million, or 19.8% of net sales, for the same period in 2009. Selling, general and administrative expenses for the nine months ended October 2, 2010 includes advisory fees for strategic capital advice of approximately $1.5 million, tax restructuring costs of approximately $0.1 million and bank audit fees of approximately $0.1 million, while selling, general and administrative expenses for the nine months ended October 3, 2009 includes employee termination costs of $1.7 million, amortization related to prepaid management fees of approximately $0.4 million, tax restructuring costs of $0.3 million and bank audit fees of $0.1 million. Excluding these costs, selling, general and administrative expenses for the nine months ended October 2, 2010 increased approximately $2.1 million when compared to the same period in 2009. The increase in selling, general and administrative expense was primarily due to the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2010 of approximately $2.9 million, increased consulting expenses and professional fees of approximately $2.3 million, increased sales-related commission and benefit accruals of approximately $1.6 million and increased product delivery costs in the Company’s supply center network of approximately $0.7 million. These increases were partially offset by reduced bad debt expense of approximately $5.1 million, which was the result of the economic conditions that existed during 2009.
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
Income from operations was approximately $77.1 million for the nine months ended October 2, 2010 compared to income from operations of approximately $47.7 million for the same period in 2009.

Interest expense increased $2.2 million for the nine months ended October 2, 2010 compared to the same period in 2009. The increase in interest expense was primarily due to the increased principal amount, and related amortization of deferred financing fees, of the Company’s 9.875% notes issued in November 2009, partially offset by lower overall borrowings under the Company’s credit facilities and decreased interest rates in 2010.
The income tax provision for the nine months ended October 2, 2010 reflects an effective income tax rate of 36.6%, compared to an effective income tax rate of 40.6% for the same period in 2009. The change in the tax rate was primarily the result of the ability to utilize certain manufacturing deductions available to the company in 2010.
Net income was $37.0 million for the nine months ended October 2, 2010 compared to net income of $18.5 million for the same period in 2009.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements. The Company evaluates the potential impact, if any, on its financial position, results of operations and cash flows, of all recent accounting pronouncements, and, if significant, makes the appropriate disclosures. During the third quarter ended October 2, 2010, no material changes resulted from the adoption of recent accounting pronouncements.
Liquidity and Capital Resources
The following sets forth a summary of the Company’s cash flows for the nine months ended October 2, 2010 and October 3, 2009 (in thousands):

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Net cash provided by operating activities	$56,819	$100,677
Net cash used in investing activities	(10,302)	(31,062)
Net cash used in financing activities	(48,211)	(46,027)
Cash Flows
At October 2, 2010, the Company had cash and cash equivalents of $54.2 million and available borrowing capacity of approximately $166.6 million under the Company’s ABL Facility. Outstanding letters of credit as of October 2, 2010 totaled approximately $7.8 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash provided by operating activities was $56.8 million for the nine months ended October 2, 2010, compared to $100.7 million for the same period in 2009. The factors typically impacting cash flows from operating activities during the first nine months of the year include the seasonal increase of inventory levels and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $53.8 million for the nine months ended October 2, 2010, compared to $48.5 million for the same period in 2009, resulting in a net decrease in cash flows of $5.3 million reflecting the increased sales in the current year. Inventory was a use of cash of $44.1 million during the nine months ended October 2, 2010, compared to a source of cash of $11.1 million during the same period in 2009, resulting in a net decrease in cash flows of $55.2 million, which was primarily due to increased inventory levels and rising commodity costs in the current year. Accounts payable and accrued liabilities were a source of cash of $71.3 million for the nine months ended October 2, 2010, compared to $79.0 million for the same period in 2009, resulting in a net decrease in cash flows of $7.7 million. Cash flows provided by operating activities for the nine months ended October 2, 2010 includes income tax payments of $0.3 million, compared to $8.9 million of income tax payments for the same period in 2009.

Cash Flows from Investing Activities
During the nine months ended October 2, 2010, net cash used in investing activities consisted of capital expenditures of $10.3 million. Capital expenditures in 2010 were primarily at supply centers for continued operations and relocations, the continued development of the Company’s new glass insourcing process and various enhancements at plant locations. During the nine months ended October 3, 2009, net cash used in investing activities included an intercompany loan of $26.8 million paid to AMH II by the Company and used in the AMH II debt exchange and capital expenditures of $4.2 million. Capital expenditures in 2009 were primarily at supply centers for continued operations and relocations, various enhancements at plant locations and several Corporate information technology projects.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended October 2, 2010 included dividend payments totaling $48.5 million and payments of financing costs of $0.2 million, partially offset by net borrowings of $0.5 million under the Company’s ABL Facility. Net cash used in financing activities for the nine months ended October 3, 2009 included net repayments under the Company’s ABL Facility of $32.5 million, dividend payments totaling $28.5 million and payments of financing costs of $5.0 million, partially offset by the $20.0 million issuance of the Company’s 15% notes, which are no longer outstanding. The dividend payments in 2010 were paid to the Company’s indirect parent company to fund the scheduled interest payments on its 11.25% notes. The dividend payments in 2009 were paid to the Company’s indirect parent company to fund the scheduled interest payment on its 13.625% notes, which are no longer outstanding.
Description of the Company’s Indebtedness
9.875% Senior Secured Second Lien Notes due 2016
On November 5, 2009, the Company issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, the Company completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by the Company and Associated Materials Finance, Inc., a wholly owned subsidiary of the Company (collectively, the “Issuers”). The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to discharge and redeem the Company’s outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”), and to pay fees and expenses related to the offering. As of October 2, 2010, the accreted balance of the Company’s 9.875% notes, net of the original issue discount, was $197.7 million. Interest on the 9.875% notes will be payable semi-annually in arrears on May 15th and November 15th of each year, with the first interest payment made on May 15, 2010.
The Issuers are required to redeem the 9.875% notes no later than December 1, 2013, if as of October 15, 2013, AMH’s 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”) remain outstanding, unless discharged or defeased, or if any indebtedness incurred by the Issuers or any of their holding companies to refinance such 11.25% notes matures prior to the maturity date of the 9.875% notes. As of October 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. Prior to November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at any time or from time to time at a price equal to 100% of the principal amount of the 9.875% notes plus accrued and unpaid interest, plus a “make-whole” premium. Beginning on November 15, 2012, the Issuers may redeem all or a portion of the 9.875% notes at a redemption price of 107.406%. The redemption price declines to 104.938% at November 15, 2013, to 102.469% at November 15, 2014 and to 100% on November 15, 2015 for the remaining life of the 9.875% notes. In addition, on or prior to November 15, 2012, the Issuers may redeem up to 35% of the 9.875% notes using the proceeds of certain equity offerings at a redemption price equal to 100% of the aggregate principal amount thereof, plus a premium equal to the interest rate per annum on the 9.875% notes, plus accrued and unpaid interest, if any, to the date of redemption.
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
The Company’s ability to make restricted payments under the 9.875% notes indenture is subject to compliance with the other conditions to making restricted payments provided for in such indenture, to compliance with the restricted payments covenants in the ABL Facility, and to statutory limitations on the payment of dividends. At October 2, 2010, subject to the limitations to both the Indenture for 9.875% notes and the ABL Facility, the Company could have upstreamed an additional $175.2 million, which is comprised of availability under the borrowing base and the cash on hand at quarter end.
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

The fair value of the 9.875% notes was $242.0 million and $197.5 million at October 2, 2010 and January 2, 2010, respectively. In accordance with the principles described in the FASB ASC 820, Fair Value Measurements and Disclosures, the fair value of the 9.875% notes as of October 2, 2010 was measured using Level 1 inputs of quoted prices in active markets. The fair value of the 9.875% notes as of January 2, 2010 was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
On October 13, 2010, in connection with the consummation of the Mergers, the Company satisfied and discharged its obligations under the 9.875% notes indenture.
Intercreditor Agreement
On November 5, 2009, in connection with the issuance of the 9.875% notes, the Company and its subsidiaries, Wachovia Bank, N. A., as first lien agent, and the trustee under the 9.875% notes indenture entered into an agreement (the “Intercreditor Agreement”) to define the rights of lenders under the ABL Facility and certain other parties under the ABL Facility and related agreements and the holders of the 9.875% notes with respect to the collateral securing such notes and the ABL Facility. Pursuant to the terms of the Intercreditor Agreement, the agent under the ABL Facility holds a first-priority security interest in the collateral, and the trustee under the 9.875% notes indenture holds a second-priority lien in such collateral for the benefit of holders of the 9.875% notes, equally and ratably secured with any other pari passu secured indebtedness permitted to be incurred under the 9.875% notes indenture. If any other indebtedness is designated as other pari passu secured indebtedness by the Company and the holders thereof, the holders or representatives of the holders of such other pari passu secured indebtedness will also become party to the Intercreditor Agreement. The trustee under the 9.875% notes indenture is not permitted to exercise remedies against the collateral for a period of 180 days after a payment default, the acceleration of the 9.875% notes or as long as the agent under the ABL Facility is exercising remedies against the collateral. A release of collateral by the agent under the ABL Facility may result in a release of the collateral securing the 9.875% notes without the consent of the holders of the 9.875% notes, and the rights of the trustee under the 9.875% notes indenture to exercise rights in a bankruptcy proceeding is restricted.
On October 13, 2010, in connection with the consummation of the Mergers, the Intercreditor Agreement was terminated.
ABL Facility
On October 3, 2008, the Company, Gentek Building Products, Inc. and Associated Materials Canada Limited (formerly known as Gentek Building Products Limited), as borrowers, entered into the ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets, LLC) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent and the lenders party to the facility. Pursuant to a reorganization of certain Canadian subsidiaries of the Company occurring in August and September of 2009 (the “Canadian Reorganization”), Gentek Building Products Limited Partnership, a newly formed Canadian operating entity, was added as a borrower under the Canadian portion of the ABL Facility. The ABL Facility provides for a senior secured asset-based revolving credit facility of up to $225.0 million, comprising a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. Pursuant to an amendment to the ABL Facility (the “ABL Facility Amendment”) entered into in connection with the issuance of the Company’s 9.875% notes, effective November 5, 2009, the maturity date of the ABL Facility is the earliest of (i) October 3, 2013 and (ii) the date three months prior to the stated maturity date of the 9.875% notes (as amended, supplemented or replaced), if any such notes remain outstanding at such date taking into account any stated maturity dates which may be contingent, conditional or alternative. As of October 2, 2010, there was $10.5 million drawn under the ABL Facility and $166.6 million available for additional borrowing.
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
As of October 2, 2010, the per annum interest rate applicable to borrowings under the ABL Facility was 4.75%. The weighted average interest rate for borrowings under the ABL Facility was 4.99% for the quarter ended October 2, 2010. As of October 2, 2010, the Company had letters of credit outstanding of $7.8 million primarily securing deductibles of various insurance policies. The Company is required to pay a commitment fee of 0.50% to 0.75% per annum on any unused amounts under the ABL Facility.
The Company’s borrowing base under the ABL Facility, for each of the U.S. and Canadian facilities, is generally equal to (A) 85% of eligible accounts receivable plus (B) the lesser of (i) the sum of (x) 50% of the value of eligible raw materials inventory, other than painted coil, plus (y) the lesser of 35% of the value of painted coil and $2.5 million plus (z) 60% of the value of finished goods inventory, and (ii) 85% of the net orderly liquidation value of eligible inventory, plus (C) the lesser of fixed asset availability and $24.8 million (for the U.S. facility) or $9.0 million (for the Canadian facility), minus (D) attributable reserves. Fixed asset availability is generally defined as equal to 85% of the net orderly liquidation value of eligible equipment plus 70% of the appraised fair market value of eligible real property; provided that such amount decreases by a fixed amount each month. The Company’s borrowing base will fluctuate during the course of the year based on a variety of factors impacting the Company’s level of eligible accounts receivable and inventory, including seasonal builds in inventory immediately prior to and during the peak selling season and changes in the levels of accounts receivable, which tend to increase during the peak selling season and are at seasonal lows during the winter months. The Company’s peak selling season is typically May through October. As of October 2, 2010, the Company’s borrowing base was $185.4 million, which was based on the borrowing base calculation utilizing August month end account balances.
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
The ABL Facility does not require the Company to comply with any financial maintenance covenants, unless it has less than $28.1 million of aggregate excess availability at any time (or less than $20.6 million of excess availability under the U.S. facility or less than $7.5 million of excess availability under the Canadian facility), during which time the Company is subject to compliance with a fixed charge coverage ratio covenant of 1.1 to 1. As of October 2, 2010, the Company exceeded the minimum aggregate excess availability thresholds, and therefore, was not required to comply with this maintenance covenant.
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

Excess availability is generally defined under the ABL Facility as the difference between the borrowing base and the outstanding obligations of the borrowers (as such obligations are adjusted for changes in the level of reserves and certain other short term payables). During the nine months ended October 2, 2010, Holdings and the Company were not prevented from making restricted payments by the ABL Facility’s restricted payments covenant. For the third quarter of 2010, the consolidated EBITDA of Holdings and its subsidiaries, as determined in accordance with the ABL Facility, exceeded 50% of the consolidated EBITDA for the third quarter of 2009.
The Company’s excess availability under the ABL Facility was $166.6 million as of October 2, 2010. The excess availability will fluctuate throughout the course of the year based on a variety of factors impacting the Company’s borrowing base and outstanding borrowings and other obligations. The borrowing base and the level of outstanding borrowings and other obligations are impacted by the seasonality of the Company’s business, as sales and earnings are typically lower during the first quarter of each year, while working capital requirements increase prior to the peak selling season as inventories are built in advance of the peak selling season.
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
If an event of default under the ABL Facility occurs and is continuing, amounts outstanding under the ABL Facility may be accelerated upon notice, in which case the obligations of the lenders to make loans and arrange for letters of credit under the ABL Facility would cease. If an event of default relates to certain events of bankruptcy, insolvency or reorganization of Holdings, the Company, or the other borrowers and guarantors under the ABL Facility, the payment obligations of the borrowers under the ABL Facility will become automatically due and payable without any further action required. As a result of the purchase of the Company by investment funds affiliated with Hellman & Friedman LLC completed on October 13, 2010, the payment of the Company’s borrowings under the ABL Facility could have been accelerated and made payable immediately. Accordingly, the Company’s $10.5 million of borrowings under the ABL Facility were classified within current liabilities as of October 2, 2010.
On October 13, 2010, in connection with the consummation of the Mergers, the Company repaid and terminated the ABL Facility.
Parent Company Indebtedness
The Company’s indirect parent entities, AMH and AMH II, are holding companies with no independent operations. As of October 2, 2010, AMH had $431.0 million in aggregate principal amount of its 11.25% notes outstanding. Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the 11.25% notes. Since March 1, 2009, cash interest has been accruing at a rate of 11.25% per annum on the 11.25% notes and is payable semi-annually in arrears on March 1st and September 1st of each year.
In connection with a December 2004 recapitalization transaction, AMH’s parent company AMH II was formed, and AMH II subsequently issued $75 million of 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% notes in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes is payable in cash semi-annually in arrears or may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. The debt restructuring transaction was accounted for in accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). As of October 2, 2010, AMH II has recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. As of October 2, 2010, total AMH II debt, including that of its consolidated subsidiaries, was approximately $676.1 million, which includes $23.7 million of accrued interest related to all future interest payments on AMH II’s 20% notes.

The Company is a restricted subsidiary under each of the indentures for AMH’s 11.25% notes and AMH II’s 20% notes and is therefore subject to the covenants and events of default described therein. Covenants and events of default with respect to AMH’s 11.25% notes and AMH II’s 20% notes are generally similar to those provided for in the Company’s 9.875% notes indenture.
Because AMH and AMH II have no independent operations, they are dependent upon distributions, payments and loans from the Company to service their indebtedness. In particular, AMH is dependent on the Company’s ability to pay dividends or otherwise upstream funds to it in order to service its obligations under the 11.25% notes, and AMH II is similarly dependent on AMH’s ability to further upstream payments in order to service its obligations under the 20% notes. However, unlike AMH II’s previously outstanding 13.625% notes, all of which were exchanged for the 20% notes in June 2009, interest on AMH II’s 20% notes may be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. Likewise, the 9.875% notes indenture permits the payment of dividends by the Company to AMH for the payment of interest on AMH’s 11.25% notes (or any refinancing thereof), irrespective of whether it is otherwise able to pay dividends under the restricted payments test described above, in an aggregate amount not to exceed $125.0 million or if the Company’s leverage ratio (as defined) is equal to or less than 4.5 to 1.00. The 9.875% notes indenture also permits dividends for the payment of principal on the 11.25% notes or the 20% notes in an aggregate amount not to exceed $50 million when the Company’s leverage ratio is equal to or less than 4.5 to 1.00. In March 2010 and September 2010, the Company declared dividends totaling approximately $48.5 million to fund AMH’s scheduled interest payments on its 11.25% notes.
If the Company were unable to or were precluded from making restricted payments, either under its debt agreements or pursuant to statutory limitations on the payment of dividends, it would not be able to dividend or otherwise upstream sufficient funds to AMH to permit AMH to pay principal at maturity of its 11.25% notes. At October 2, 2010, subject to the limitations to both the Indenture for 9.875% notes and the ABL Facility, the Company could have upstreamed an additional $175.2 million, which is comprised of availability under the borrowing base and the cash on hand at quarter end. The 20% notes mature after the 11.25% notes. Nonetheless, it is possible that AMH would not be able to dividend or otherwise upstream sufficient funds to AMH II to allow AMH II to make the payments due on its 20% notes at maturity. Under such scenarios, either or both of AMH or AMH II would have to find alternative sources of liquidity to meet their respective obligations under the 11.25% notes and 20% notes. The Company does not guarantee the 11.25% notes or the 20% notes and has no obligation to make any payments with respect thereto.
On October 13, 2010, in connection with the consummation of the Mergers, the Company satisfied and discharged it obligations under the indentures governing the 11.25% notes and the 20% notes.
In June 2009, at the time the Company entered into the purchase agreement pursuant to which it issued its 15% notes (which were redeemed and discharged in connection with the Company’s issuance of its 9.875% notes in November 2009), the Company entered into an intercompany loan agreement with AMH II, pursuant to which the Company agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest. Interest accrues at a rate of 3% per annum and is added to the then outstanding principal amount on a semi-annual basis. The principal amount and accrued but unpaid interest thereon will mature on May 1, 2015. As of October 2, 2010, the principal amount of borrowings by AMH II under this intercompany loan agreement and accrued interest thereon was $27.9 million. The Company believes that AMH II will have the ability to repay the loan in accordance with its stated terms. Due to the related party nature and the underlying terms of the intercompany loan with AMH II, the Company has deemed it not practical to assign and disclose a fair value estimate.
On October 13, 2010, in connection with the consummation of the Mergers, the outstanding principal amount of borrowings and accrued interest thereon under the intercompany loan agreement was deemed repaid.
9.125% Senior Secured Notes due 2017
As previously disclosed, on October 13, 2010, Merger Sub and Carey New Finance, Inc. issued $730 million aggregate principal amount of 9.125% Senior Secured Notes due 2017, which mature on November 1, 2017, pursuant to the Indenture, dated as of October 13, 2010 (the “Indenture”), among Merger Sub, Carey New Finance, Inc. (now known as AMH New Finance, Inc.), a Delaware corporation (“Finance Sub”), the Company and the guarantors named therein and Wells Fargo Bank, National Association, as trustee. Interest on the notes will be paid on May 1st and November 1st of each year, commencing May 1, 2011.

In this report, references to the “Issuers” are collective references to (1) Merger Sub and Finance Sub, each as a co-issuer of the notes, prior to the Mergers, and (2) Associated Materials, LLC, as the surviving company, and Finance Sub, each as a co-issuer of the notes, following the Mergers.
The Company may from time to time, in its sole discretion, purchase, redeem or retire the notes in privately negotiated or open market transactions by tender offer or otherwise.
The following is a brief description of the terms of the notes and the Indenture.
Guarantees. The notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the ABL facilities. Such subsidiary guarantors are collectively referred to herein as the “guarantors,” and such subsidiary guarantees are collectively referred to herein as the “guarantees.” Each guarantee is a general senior obligation of each guarantor; equal in right of payment with all existing and future senior indebtedness of that guarantor, including its guarantee of all obligations under the Revolving Credit Agreement (as defined below), and any other debt with a priority security interest relative to the notes in the ABL collateral (as defined below); secured on a first-priority basis by the notes collateral (as defined below) owned by that guarantor and on a second-priority basis by the ABL collateral owned by that guarantor, in each case subject to certain liens permitted under the Indenture; equal in priority as to the notes collateral owned by that guarantor with respect to any obligations under certain other equal ranking obligations incurred after October 13, 2010; senior in right of payment to all existing and future subordinated indebtedness of that guarantor; effectively senior to all existing and future unsecured indebtedness of that guarantor, to the extent of the value of the collateral (as defined below) owned by that guarantor (after giving effect to any senior lien on such collateral), and effectively senior to all existing and future guarantees of the obligations under the Revolving Credit Agreement, and any other debt of that guarantor with a priority security interest relative to the notes in the ABL collateral, to the extent of the value of the notes collateral owned by that guarantor; effectively subordinated to (i) any existing or future guarantee of that guarantor of the obligations under the Revolving Credit Agreement, and any other debt with a priority security interest relative to the notes in the ABL collateral, to the extent of the value of the ABL collateral owned by that guarantor and (ii) any existing or future indebtedness of that guarantor that is secured by liens on assets that do not constitute a part of the collateral to the extent of the value of such assets; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including preferred stock, of any subsidiaries of that guarantor that are not guarantors. Any guarantee of the notes will be released or discharged if such guarantee is released under the Revolving Credit Agreement, and any other debt with a priority security interest relative to the notes in the ABL collateral, except a release or discharge by or as a result of payment under such guarantee.
Collateral. The notes and the guarantees will be secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees will have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly wholly-owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. Such assets are referred to as the “notes collateral.”
In addition, the notes and the guarantees will be secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof. Such assets are referred to as the “ABL collateral.” We refer to the notes collateral and the ABL collateral together as the “collateral.” The bank lenders under the Revolving Credit Agreement have a first-priority lien securing the ABL facilities and other customary liens subject to an intercreditor agreement (the “Intercreditor Agreement”) entered into between the collateral agent under the ABL facilities and the collateral agent under the Indenture and security documents for the notes, until such ABL facilities and obligations are paid in full.
The liens on the collateral may be released without the consent of holders of notes if collateral is disposed of in a transaction that complies with the Indenture and the Intercreditor Agreement and other security documents for the notes, including in accordance with the provisions of the Intercreditor Agreement.

Ranking. The notes and guarantees constitute senior secured debt of the Issuers and the guarantors. They rank equally in right of payment with all of the Issuers’ and the guarantors’ existing and future senior debt, including their obligations under the ABL facilities; rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated debt; are effectively subordinated to all of the Issuers’ and the guarantors’ indebtedness and obligations that are secured by first-priority liens under the ABL facilities to the extent of the value of the ABL collateral; are effectively senior to the Issuers’ and the guarantors’ obligations under the ABL facilities, to the extent of the value of the notes collateral; are effectively senior to the Issuers’ and the guarantors’ senior unsecured indebtedness, to the extent of the value of the collateral (after giving effect to any senior lien on the collateral); and are structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including the Canadian facility under the ABL facilities (other than indebtedness and liabilities owed to the Issuers or one of the guarantors).
Optional Redemption. Prior to November 1, 2013, the Issuers may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus the greater of (1) 1.0% of the principal amount of such note; and (2) the excess, if any, of (a) the present value at such redemption date of (i) the redemption price of such note at November 1, 2013 (such redemption price being set forth in the table below), plus (ii) all required interest payments due on such note through November 1, 2013 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the applicable treasury rate as of such redemption date plus 50 basis points; over (b) the principal amount of such note (as of, and including unaccrued and unpaid interest, if any, to, but excluding, the redemption date), subject to the right of holders of notes of record on the relevant record date to receive interest due on the relevant interest payment date.
On and after November 1, 2013, the Issuers may redeem the notes, in whole or in part, at the redemption prices (expressed as percentages of principal amount of the notes to be redeemed) set forth below, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date, subject to the right of holders of notes of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the twelve-month period beginning on November 1st of each of the years indicated below:

Year	Percentage
2013	106.844%
2014	104.563%
2015	102.281%
2016 and thereafter	100.000%
In addition, until November 1, 2013, the Issuers may, at their option, on one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the Indenture at a redemption price equal to 109.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding the applicable redemption date, subject to the right of holders of notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings to the extent such net cash proceeds are received by or contributed to the Company; provided that (a) at least 50% of the sum of the aggregate principal amount of notes originally issued under the Indenture remains outstanding immediately after the occurrence of each such redemption and (b) that each such redemption occurs within 120 days of the date of closing of each such equity offering.
In addition, during any twelve-month period prior to November 1, 2013, the Issuers may redeem up to 10% of the aggregate principal amount of the notes issued under the Indenture at a redemption price equal to 103.00% of the principal amount thereof plus accrued and unpaid interest, if any.
Change of Control. Upon the occurrence of a change of control, as defined in the Indenture, the Issuers must give holders of notes the opportunity to sell the Issuers their notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date, subject to the right of holders of notes of record on the relevant record date to receive interest due on the relevant interest payment date.
Asset Sale Proceeds. If the Issuers or their subsidiaries engage in asset sales, the Issuers generally must either invest the net cash proceeds from such asset sales in the Company’s business within a period of time, pre-pay certain secured senior debt or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things:
•	pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments;
•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur liens on assets;
•	merge or consolidate with another company or sell all or substantially all assets;
•	enter into transactions with affiliates; and
•	allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to the Issuers.
These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s.
Events of Default. The Indenture provides for events of default, which, if any of them occurs, would permit or require the principal of and accrued interest on the notes to become or to be declared due and payable.
ABL Facilities
As previously disclosed, on October 13, 2010, in connection with the consummation of the Mergers, the Company entered into senior secured asset-based revolving credit facilities (the “ABL facilities”) pursuant to a Revolving Credit Agreement, dated as of October 13, 2010 (the “Revolving Credit Agreement”), among Holdings, the U.S. borrowers (as defined below), the Canadian borrowers (as defined below), UBS Securities LLC, Deutsche Bank Securities Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners, UBS AG, Stamford Branch, as U.S. administrative agent and U.S. collateral agent and a U.S. letter of credit issuer and Canadian letter of credit issuer, UBS AG Canada Branch, as Canadian administrative agent and Canadian collateral agent, Wells Fargo Capital Finance, LLC, as co-collateral agent, UBS Loan Finance LLC, as swingline lender, Deutsche Bank AG New York Branch, as a U.S. letter of credit issuer, Deutsche Bank AG Canada Branch, as a Canadian letter of credit issuer, Wells Fargo Bank, National Association, as a U.S. letter of credit issuer and as a Canadian letter of credit issuer, and the banks, financial institutions and other institutional lenders and investors from time to time parties thereto.
The borrowers under the ABL facilities are the Company, each of its existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiaries designated as a borrower thereunder (together with the Company, the “U.S. borrowers”) and each of its existing and subsequently acquired or organized direct or indirect wholly-owned Canadian restricted subsidiaries designated as a borrower thereunder (the “Canadian borrowers,” and together with the U.S. borrowers, the “borrowers”). The ABL facilities provide for a five-year asset-based revolving credit facility in the amount of $225.0 million, comprised of a $150.0 million U.S. facility (which may be drawn in U.S. dollars) and a $75.0 million Canadian facility (which may be drawn in U.S. or Canadian dollars), in each case subject to borrowing base availability under the applicable facility, and include a letter of credit facility and a swingline facility. In addition, subject to certain terms and conditions, the Revolving Credit Agreement provides for one or more uncommitted incremental increases in the ABL facilities in an aggregate amount not to exceed $150.0 million (which may be allocated among the U.S. facility or the Canadian facility). Proceeds of the revolving credit loans on the initial borrowing date were used to refinance certain indebtedness of the Company and certain of its affiliates, to pay fees and expenses incurred in connection with the Mergers and to partially finance the Mergers. Proceeds of the ABL facilities (including letters of credit issued thereunder) and any incremental facilities will be used for working capital and general corporate purposes of the Company and its subsidiaries.
On October 13, 2010, the Company borrowed $73.0 million under the U.S. facility.
Interest Rate and Fees. At the option of the borrowers, the revolving credit loans under the Revolving Credit Agreement will initially bear interest at the following:
•	a rate equal to (i) the London Interbank Offered Rate, or LIBOR, with respect to eurodollar loans under the U.S. facility or (ii) the Canadian Deposit Offered Rate, or CDOR, with respect to loans under the Canadian facility, plus an applicable margin of 2.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 2.50% to 3.00%, based on excess availability, which is defined in the Revolving Credit Agreement as (a) the sum of (x) the lesser of (1) the aggregate commitments under the U.S. sub-facility at such time and (2) the then applicable U.S. borrowing base and (y) the lesser of (1) the aggregate commitments under the Canadian sub-facility at such time and (2) the then applicable Canadian borrowing base less (b) the sum of the aggregate principal amount of the revolving credit loans (including swingline loans) and letters of credit outstanding at such time;

•	the alternate base rate which will be the highest of (i) the prime commercial lending rate published by The Wall Street Journal as the “prime rate,” (ii) the Federal Funds Effective Rate plus 0.50% and (iii) the one-month Published LIBOR rate plus 1.0% per annum, plus, in each case, an applicable margin of 1.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 1.50% to 2.00%, based on excess availability, as set forth in the preceding paragraph; or
•	the alternate Canadian base rate which will be the higher of (i) the annual rate from time to time publicly announced by Toronto Dominion Bank (Toronto) as its prime rate in effect for determining interest rates on Canadian Dollar denominated commercial loans in Canada and (ii) the 30-day CDOR Rate plus 1.0%, plus, in each case, an applicable margin of 1.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 1.50% to 2.00%, based on excess availability, as set forth in the second preceding paragraph.
In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter. The ABL facilities also require customary letter of credit fees.
The U.S. borrowing base is defined in the Revolving Credit Agreement as, at any time, the sum of (i) 85% of the book value of the U.S. borrowers’ eligible accounts receivable; plus (ii) 85% of the net orderly liquidation value of the U.S. borrowers’ eligible inventory; minus (iii) customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder.
The Canadian borrowing base is defined in the senior secured Revolving Credit Agreement as, at any time, the sum of (i) 85% of the book value of the Canadian borrowers’ eligible accounts receivable; plus (ii) 85% of the net orderly liquidation value of the Canadian borrowers’ eligible inventory; plus (iii) 85% of the net orderly liquidation value of the Canadian borrowers’ eligible equipment (to amortize quarterly over the life of the new ABL facilities); plus (iv) 70% of the appraised fair market value of the Canadian borrowers’ eligible real property (to amortize quarterly over the life of the new ABL facilities); plus (v) at the option of Associated Materials, LLC, an amount not to exceed the amount, if any, by which the U.S. borrowing base at such time exceeds the then utilized commitments under the U.S. sub-facility; minus (vi) customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder.
Prepayments. If, at any time, the aggregate amount of outstanding revolving credit loans, unreimbursed letter of credit drawings and undrawn letters of credit under the U.S. facility exceeds (i) the aggregate commitments under the U.S. facility at such time or (ii) the then-applicable U.S. borrowing base, the U.S. borrowers will immediately repay an aggregate amount equal to such excess.
If, at any time, the U.S. dollar equivalent of the aggregate amount of outstanding revolving credit loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Canadian facility exceeds (i) the U.S. dollar equivalent of the aggregate commitments under the Canadian facility at such time or (ii) the then-applicable U.S. dollar equivalent of the Canadian borrowing base, then the Canadian borrowers will immediately repay such excess.
After the occurrence and during the continuance of a Cash Dominion Period (which is defined in the Revolving Credit Agreement as the period when (i) excess availability (as defined above) is less than, for a period of five consecutive business days, the greater of (a) $20.0 million and (b) 12.5% of the sum of (x) the lesser of (1) the aggregate commitments under the U.S. sub-facility at such time and (2) the then applicable U.S. borrowing base and (y) the lesser of (1) the aggregate commitments under the Canadian sub-facility at such time and (2) the then applicable Canadian borrowing base or (ii) when any event of default is continuing, until the 30th consecutive day that excess availability exceeds such threshold or such event of default ceases to be continuing, as applicable), all amounts deposited in the blocked account maintained by the administrative agent will be promptly applied to repay outstanding revolving credit loans and, after same have been repaid in full, cash collateralize letters of credit.
At the option of the borrowers the unutilized portion of the commitments under the ABL facilities may be permanently reduced and the revolving credit loans under the ABL facilities may be voluntarily prepaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate revolving credit loans other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from such prepayment.

Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and the direct parent of the Company, other than certain excluded subsidiaries (the “U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries (the “Canadian guarantors,” and together with the U.S. guarantors, the “ABL guarantors”) and the U.S. guarantors.
Security. Pursuant to the US Security Agreement, dated as of October 13, 2010, among Holdings, the Company, the U.S. subsidiary grantors named therein and UBS AG, Stamford Branch, as U.S. collateral agent (the “U.S. collateral agent”), the US Pledge Agreement, dated as of October 13, 2010, among Holdings, the Company, the U.S. subsidiary pledgors named therein and the U.S. collateral agent, and the Canadian Pledge Agreement, dated as of October 13, 2010, between Gentek Building Products, Inc. and the U.S. collateral agent, all obligations of the U.S. borrowers and the U.S. guarantors are secured by the following:
•	a first-priority perfected security interest in all present and after-acquired inventory and accounts receivable of the U.S. borrowers and the U.S. guarantors and all investment property, general intangibles, books and records, documents and instruments and supporting obligations relating to such inventory, such accounts receivable and such other receivables, and all proceeds of the foregoing, including all deposit accounts, other bank and securities accounts, cash and cash equivalents (other than certain excluded deposit, securities and commodities accounts), investment property and other general intangibles, in each case arising from such inventory, such accounts receivable and such other receivables, subject to certain exceptions to be agreed and a first priority security interest in the capital stock of the Company (the “U.S. first priority collateral”); and
•	a second-priority security interest in the capital stock of each direct, material wholly-owned restricted subsidiary of the Company and of each guarantor of the notes and substantially all tangible and intangible assets of the Company and each guarantor of the notes (to the extent not included in the U.S. first priority collateral) and proceeds of the foregoing (the “U.S. second priority collateral”, and together with the U.S. first priority collateral, the “U.S. ABL collateral”).
Pursuant to the Canadian Security Agreement, dated as of October 13, 2010, among the Canadian borrowers, the Canadian subsidiary grantors named therein and UBS AG Canada Branch, as Canadian collateral agent (the “Canadian collateral agent”), and the Canadian Pledge Agreement, dated as of October 13, 2010, among the Canadian borrowers, the Canadian subsidiary pledgors named therein and the Canadian collateral agent, all obligations of the Canadian borrowers and the Canadian guarantors under the Canadian facility are secured by the following:
•	the U.S. ABL collateral; and
•	a first-priority perfected security interest in all of the capital stock of the Canadian borrowers and the capital stock of each direct, material restricted subsidiary of the Canadian borrowers and the Canadian guarantors and substantially all tangible and intangible assets of the Canadian borrowers and Canadian guarantors and proceeds of the foregoing and all present and after-acquired inventory and accounts receivable of the Canadian borrowers and the Canadian guarantors and all investment property, general intangibles, books and records, documents and instruments and supporting obligations relating to such inventory, such accounts receivable and such other receivables, and all proceeds of the foregoing, including all deposit accounts, other bank and securities accounts, cash and cash equivalents (other than certain excluded deposit, securities and commodities accounts), investment property and other general intangibles, in each case arising from such inventory, such accounts receivable and such other receivables, subject to certain exceptions to be agreed (the “Canadian ABL collateral”).

Covenants, Representations and Warranties. The ABL facilities contain customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Revolving Credit Agreement other than a springing minimum fixed charge coverage ratio (as defined below) of at least 1.00 to 1.00, which is triggered when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold.
Events of Default. Events of default under the Revolving Credit Agreement include, among other things, nonpayment of principal when due, nonpayment of interest or other amounts (subject to a five business day grace period), covenant defaults, inaccuracy of representations or warranties in any material respect, bankruptcy and insolvency events, cross defaults and cross acceleration of certain indebtedness, certain monetary judgments, ERISA events, actual or asserted invalidity of material guarantees or security documents and a change of control (to include a pre- and post-initial public offering provision).
Covenant Compliance
There are no financial covenants included in the Revolving Credit Agreement and the Indenture, other than (A) a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold, and (B) as otherwise described below. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ABL Facilities.”
In addition to the covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable.
EBITDA is calculated by reference to net income plus interest and amortization of other financing costs, provision for income taxes, depreciation and amortization. Consolidated EBITDA, as defined in the Revolving Credit Agreement and the Indenture, is calculated by adjusting EBITDA to reflect adjustments permitted in calculating covenant compliance under these agreements. Consolidated EBITDA will be referred to as Adjusted EBITDA herein. The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with its financial covenant.

The reconciliation of the Company’s net income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended		Twelve Months Ended
	October 2,	October 3,	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009	2010	2009
Net income	$19,410	$22,931	$36,970	$18,539	$42,504	$19,997
Interest expense, net	6,218	5,999	18,801	16,581	24,971	23,512
Income taxes	12,194	15,444	21,330	12,660	23,802	14,311
Depreciation and amortization	5,588	5,634	16,854	16,579	22,444	22,158

EBITDA	43,410	50,008	93,955	64,359	113,721	79,978
Debt extinguishments costs (a)	—	—	—	—	8,779	—
Management fees (b)	234	353	681	1,047	1,034	1,392
Restructuring costs (c)	98	308	370	5,564	644	5,564
Impairments and write-offs (d)	16	348	43	611	562	704
Employee termination costs (e)	—	1,715	—	1,715	(533)	1,715
Transaction expenses (f)	189	—	1,452	—	1,452	—
Bank fees (g)	6	37	56	118	80	118
Other normalizing and unusual items (h)	757	603	3,046	3,404	6,071	3,404
Foreign currency (gain) loss (i)	31	112	(21)	(110)	(95)	1,371
Pro forma cost savings (j)	—	1,415	603	6,630	1,963	6,630

Adjusted EBITDA (k)	$44,741	$54,899	$100,185	$83,338	$133,678	$100,876

(a)	Represents debt extinguishments costs incurred with the redemption of the Company’s previously outstanding 9.75% notes and 15% notes.

(b)	Represents (i) amortization of a prepaid management fee paid to Investcorp International Inc. in connection with a December 2004 recapitalization transaction of $0.1 million, $0.4 million, $0.1 million and $0.5 million for the quarter ended October 3, 2009, nine months ended October 3, 2009, twelve months ended October 2, 2010 and twelve months ended October 3, 2009, respectively, (which management fee was fully amortized as of January 2, 2010) and (ii) management fees paid to Harvest Partners.

(c)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended		Twelve Months Ended
	October 2,	October 3,	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009	2010	2009
Manufacturing restructuring charges (i)	$98	$2	$282	$5,258	$355	$5,258
Tax restructuring charges (ii)	—	306	88	306	289	306

Total	$98	$308	$370	$5,564	$644	$5,564

(i)	Represents lease costs associated with the Company’s discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant.

(ii)	Represents legal and accounting fees in connection with tax restructuring projects.

(d)	Represents impairments and write-offs of assets other than by sale principally including (i) $0.3 million, $0.6 million, $0.1 million and $0.6 million related to new product start-up issues for the quarter ended October 3, 2009, nine months ended October 3, 2009, twelve months ended October 2, 1010 and twelve months ended October 3, 2009, respectively and (ii) $0.4 million of software write-offs due to changes in the Company’s information technology and business strategies for the twelve months ended October 2, 2010.

(e)	Represents $1.7 million reflected in the quarter, nine months and twelve months ended October 3, 2009 for employee termination costs as a result of workforce reductions in connection with the Company’s overall cost reduction initiatives. During the fourth quarter of 2009, a $0.5 million adjustment was recorded to reflect actual employee termination costs.

(f)	Represents advisory fees incurred for strategic capital structure advice.

(g)	Represents bank audit fees incurred under the Company’s ABL Facility.

(h)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended		Twelve Months Ended
	October 2,	October 3,	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009	2010	2009
Professional fees (i)	$757	$396	$2,657	$969	$2,973	$969
Excess severance costs (ii)	—	7	389	910	389	910
Unusual bad debt expense (iii)	—	(184)	—	3,578	656	3,578
Normalized bonus expense (iv)	—	384	—	(2,053)	2,053	(2,053)

Total	$757	$603	$3,046	$3,404	$6,071	$3,404

(i)	Represents management’s estimate of non-recurring consulting fees.

(ii)	Represents management’s estimates for excess severance expense due primarily to unusual changes within senior management.

(iii)	Represents management’s estimate of unusual bad debt expense based on historical averages from 2004 through 2008.

(iv)	Represents management’s estimate of bonus expense in excess of normalized bonus levels accrued disproportionately in the second half of 2009 based on the timing of revenue and earnings.

(i)	Represents unrealized currency transaction/translation gains, including on currency exchange hedging agreements.

(j)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended		Twelve Months Ended
	October 2,	October 3,	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009	2010	2009
Savings from headcount reductions (i)	$—	$—	$—	$2,975	$—	$2,975
Insourcing glass production savings (ii)	—	1,075	462	2,708	1,490	2,708
Procurement savings (iii)	—	340	141	947	473	947

Total	$—	$1,415	$603	$6,630	$1,963	$6,630

(i)	Represents savings from headcount reductions as a result of general economic conditions.

(ii)	Represents management’s estimates of cost savings that could have resulted from producing glass in-house at the Company’s Cuyahoga Falls, Ohio window facility had such production started on January 4, 2009.

(iii)	Represents management’s estimate of cost savings that could have resulted from entering into the Company’s leveraged procurement program with an outside consulting firm had such program been entered into on January 4, 2009.

(k)	EBITDA is calculated by reference to net income plus interest and amortization of other financing costs, provision for income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Revolving Credit Agreement and the Indenture. The Company believes that the inclusion of supplementary adjustments to EBITDA are appropriate to provide additional information to investors about items that will impact the calculation of Adjusted EBITDA that is used to determine covenant compliance under the Revolving Credit Agreement and the Indenture. Since not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
Other Matters
On November 1, 2010 and November 15, 2010, the union contracts covering the hourly production employees at the Company’s West Salem, Ohio and Pointe Claire, Quebec manufacturing facilities, respectively, expired. The terms under these labor agreements are subject to renegotiation every three years. The hourly production employees have agreed to continue to work under the terms of the expired contracts while contract negotiations continue.
Effects of Inflation
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of the Company’s key commodities have fluctuated significantly over the past several years. More recently, the price of resin and aluminum has increased in response to higher demand and tight supply. In response, the Company recently announced price increases over the past several years on certain of its product offerings to offset inflation in raw material pricing and continually monitor market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases. At October 2, 2010, the Company had no raw material hedge contracts in place.

Certain Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and the Company’s prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of the Company’s management with respect to its operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	the Company’s operations and results of operations;
•	declines in home building and remodeling industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;
•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending, and consumer preferences;
•	changes in raw material costs and availability of raw materials and finished goods;
•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;
•	the Company’s ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;
•	market acceptance of price increases;
•	declines in national and regional trends in home remodeling and new housing starts;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;
•	changes in weather conditions;

•	consolidation of the Company’s customers;
•	the Company’s ability to attract and retain qualified personnel;
•	the Company’s ability to comply with certain financial covenants in its ABL Facility with Wells Fargo Securities, LLC (formerly known as Wachovia Capital Markets) and CIT Capital Securities LLC, as joint lead arrangers, Wachovia Bank, N.A., as agent, and the lenders party thereto and indenture governing its 9.875% notes;
•	the Company’s ability to make distributions, payments or loans to its parent companies to allow them to make required payments on their debt;
•	the ability of the Company and its parent companies to refinance indebtedness when required;
•	the addition or expiration of government incentives and credits;
•	declines in market demand;
•	increases in the Company’s indebtedness;
•	increases in costs of environmental compliance or environmental liabilities;
•	increases in unanticipated warranty or product liability claims;
•	increases in capital expenditure requirements; and
•	the other factors discussed under Item 1A. “Risk Factors” as filed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010 and elsewhere in this report.
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
Interest Rate Risk
The Company has outstanding borrowings under its ABL Facility and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL Facility is, at the Company’s option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.25% to 2.25%, or LIBOR plus an applicable margin ranging from 3.00% to 4.00%, with the applicable margin in each case depending on the Company’s quarterly average “excess availability” (as defined). At October 2, 2010, the Company had borrowings outstanding of $10.5 million under the ABL Facility, which were subsequently repaid on October 13, 2010 in connection with the consummation of the Mergers. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.1 million.
As of October 2, 2010, the Company had $200.0 million aggregate principal at maturity in 2016 of senior secured second lien notes that bear a fixed interest rate of 9.875%, which were subsequently discharged in connection with the consummation of the Mergers and replaced by the $730 million aggregated principal amount of 9.125% Senior Secured Notes due 2017. The fair value of the Company’s 9.875% notes is sensitive to changes in interest rates. In addition, the fair value is affected by the Company’s overall credit rating, which could be impacted by changes in the Company’s future operating results. At October 2, 2010, the fair value of the Company’s 9.875% notes was $242.0 million based upon their quoted market price.
Foreign Currency Exchange Risk
The Company’s revenues are primarily from domestic customers and are realized in U.S. dollars. However, the Company realizes revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The Company’s Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. The Company may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At October 2, 2010, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial. A 10% strengthening or weakening from the levels experienced during the third quarter of 2010 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $1.1 million decrease or increase, respectively, in net income for the quarter ended October 2, 2010. A 10% strengthening or weakening from the levels experienced during the first nine months of 2010 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $2.2 million decrease or increase, respectively, in net income for the nine months ended October 2, 2010.
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

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. The Company’s income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at an indirect parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations, changes in the valuation allowance for deferred tax assets, and the related impact of the Company’s tax sharing agreement. Specifically, the Company’s controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded as a result of these control deficiencies that a material weakness in the Company’s internal control over financial reporting existed as of January 2, 2010 and continues to exist as of October 2, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
The Company engaged an independent registered public accounting firm (other than its auditors, Deloitte & Touche LLP) during the first three quarters of 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures on a quarterly and annual basis, and to advise the Company on matters beyond its in-house expertise. The accounting firm performed a review of the income tax calculations and disclosures for the quarters ended April 3, 2010, July 3, 2010 and October 2, 2010.
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
Other Changes
There have been no changes to the Company’s internal control over financial reporting during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Conditions in the housing market and economic conditions generally have affected and may continue to affect the Company’s operating performance.
The Company’s business is largely dependent on home improvement (including repair and remodeling) activity and new home construction activity levels in the United States and Canada. Low levels of consumer confidence, downward pressure on home prices, disruptions in credit markets limiting the ability of consumers to finance home improvements and consumer deleveraging, among other things, have been affecting and may continue to affect investment in existing homes in the form of renovations and home improvements. The new home construction market has also undergone a downturn marked by declines in the demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. These industry conditions and general economic conditions have had and may continue to have an adverse impact on the Company’s business.
Continued disruption in the financial markets could negatively affect the Company.
The Company and its customers and suppliers rely on stable and efficient financial markets. Availability of financing depends on the lending practices of financial institutions, financial and credit markets, government policies and economic conditions, all of which are beyond the Company’s control. The credit markets and the financial services industry have recently experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. A prolonged continuation of adverse economic conditions and disrupted financial markets could compromise the financial condition of the Company’s customers and suppliers. Customers may not be able to pay, or may delay payment of, accounts receivable due to liquidity and financial performance issues or concerns affecting them or due to their inability to secure financing. Suppliers may modify, delay or cancel projects and reduce their levels of business with the Company. In addition, the weakened credit markets may also impact the ability of the end consumer to obtain any needed financing to purchase the Company’s products, resulting in a reduction in overall demand, and consequently negatively impact sales levels. Furthermore, continued disruption in the financial markets could adversely affect the Company’s ability to refinance indebtedness when required.
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
Changes in raw material costs and the availability of raw materials and finished goods could adversely affect the Company’s profit margins.
The principal raw materials used by the Company are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of the Company’s key commodities has fluctuated significantly over the past several years. In response, the Company has announced price increases over the past several years on certain of its product offerings to offset inflation in raw materials and continually monitor market conditions for price changes as warranted. The Company’s ability to maintain gross margin levels on its products during periods of rising raw material costs depends on the Company’s ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on the Company’s products. There can be no assurance that the Company will be able to maintain the selling price increases already implemented or achieve any future price increases.
Additionally, the Company relies on its suppliers for deliveries of raw materials and finished goods. If any of the Company’s suppliers were unable to deliver raw materials or finished goods to the Company for an extended period of time, the Company may not be able to procure the required raw materials or finished goods through other suppliers without incurring an adverse impact on its operations. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to the Company’s business, and any such alternatives could result in increased costs for the Company. Extended unavailability of necessary raw materials or finished goods could cause the Company to cease manufacturing or distributing one or more of its products for an extended period of time.

The unavailability, reduction or elimination of government and economic incentives could adversely affect demand for the Company’s products.
In response to economic conditions and declines in the housing market, as well as public attention to energy consumption, the federal government and various state governments have initiated tax credits and other programs intended to promote home purchases and the investment in energy-compliant home improvement products. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit, or whether any such results will be sustainable. Nor can there be any assurance regarding the impact of such programs on the purchase of energy-compliant home improvement products. Further, these programs are expected to wind down over time. For example, the California first-time home buyer tax credit ended recently due to the available funds being exhausted; the federal home buyer tax credit program required home purchase contracts to have been signed by April 30, 2010 and closed by September 30, 2010; and the current program of federal tax credits for energy efficiency is currently set to expire December 31, 2010. The Company cannot ensure that the housing markets will not decline further as these programs are phased out, and the phase-out or reduction of these programs may reduce demand for the Company’s products.
Risks associated with the Company’s ability to continuously improve organizational productivity and supply chain efficiency and flexibility could adversely affect the Company’s business, either in an environment of potentially declining market demand or one that is volatile or resurging.
The Company needs to continually evaluate its organizational productivity and supply chains and assess opportunities to reduce costs and assets. The Company must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. The Company’s success also depends in part on refining its cost structure and supply chains to promote a consistently flexible and low cost supply chain that can respond to market pressures to protect profitability and cash flow or ramp up quickly to effectively meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair the Company’s results of operations. Despite proactive efforts to control costs and improve production in the Company’s facilities, competition could still result in lower operating margins and profitability.
The Company’s business is seasonal and can be affected by inclement weather conditions, which could affect the timing of the demand for the Company’s products and cause reduced profit margins when such conditions exist.
Markets for the Company’s products are seasonal and can be affected by inclement weather conditions. Historically, the Company’s business has experienced increased sales in the second and third quarters of the year due to increased remodeling and construction activity during those periods.
Because much of the Company’s overhead and expenses are fixed throughout the year, the Company’s operating profits tend to be lower in the first and fourth quarters. Inclement weather conditions can affect the timing of when the Company’s products are applied or installed, causing reduced profit margins when such conditions exist.
The Company’s industry is highly competitive.
The markets for the Company’s products and services are highly competitive. The Company seeks to distinguish itself from other suppliers of residential building products and to sustain its profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding the Company’s supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through the Company’s supply center network, and driving operational excellence by reducing costs and increasing customer service levels. The Company believes that competition in the industry is based on price, product and service quality, customer service and product features. Sustained increases in competitive pressures could have an adverse effect on results of operations and negatively impact sales and margins.
Consolidation of the Company’s customers could adversely affect the Company’s business, financial condition and results of operations.
Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to the Company’s business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect the Company’s margins and profitability, particularly if it were to lose a significant customer. In 2008, 2009 and the nine months ended October 2, 2010, sales to the Company’s largest customer and its licensees represented approximately 11%, 13% and 13% of net sales, respectively. The loss of a substantial portion of sales to the Company’s largest customers could have a material adverse effect on its business, financial condition and results of operations.

The Company’s failure to attract and retain qualified personnel could adversely affect its business.
The Company’s success depends in part on the efforts and abilities of its senior management and key employees. Their motivation, skills, experience and industry contacts significantly benefit the Company’s operations and administration. The failure to attract, motivate and retain members of the Company’s senior management and key employees could have a negative effect on the Company’s results of operations. In particular, the departure of members of the Company’s senior management could cause the Company to lose customers and reduce its net sales, lead to employee morale problems and the loss of key employees or cause production disruptions.
The Company has significant goodwill and other intangible assets, which if impaired, could require the Company to incur significant charges.
As of October 2, 2010, the Company has approximately $231.2 million of goodwill and $94.0 million of other intangible assets, net, both of which are expected to increase significantly after giving effect to the acquisition transactions that were completed on October 13, 2010. The value of these assets is dependent, among other things, upon the Company’s future expected operating results. The Company is required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on the Company’s financial condition, and on the results of operations for the period in which the impairment charge is incurred.
The future recognition of the Company’s deferred tax assets is uncertain, and assumptions used to determine the amount of the Company’s deferred tax asset valuation allowance are subject to revision based on changes in tax laws and variances between future expected operating performance and actual results.
The Company’s inability to realize deferred tax assets may have an adverse effect on its consolidated results of operations and financial condition. The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits. The Company evaluates its deferred tax assets for recoverability based on available evidence, including assumptions about future profitability.
During the fourth quarter of 2009, AMH II reduced its total valuation allowance by $10.5 million to $62.4 million. AMH II’s total valuation allowance of $62.4 million as of October 2, 2010 is based on the uncertainty of the future realization of deferred tax assets. This reflects the Company’s assessment that a portion of its deferred tax assets could expire unused if the Company is unable to generate taxable income in the future sufficient to utilize them, or the Company enters into one or more transactions that limit its ability to realize all of its deferred tax assets. The assumptions used to make this determination are subject to revision based on changes in tax laws or variances between the Company’s future expected operating performance and actual results. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance. If the Company determines that it would not be able to realize all or a portion of the deferred tax assets in the future, the Company would further reduce its deferred tax asset through a charge to earnings in the period in which the determination was made. Any such charge could have an adverse effect on the Company’s consolidated results of operations and financial condition.
The acquisition transactions completed subsequent to the end of the quarter, including the related refinancing of the Company’s debt, are expected to create tax deductions of approximately $345 million to $360 million, although no assurances can be made that such deductions will be sustained if audited. These tax deductions are expected to create refunds of approximately $3 million for previously paid U.S. federal income taxes with the remaining tax deductions carried forward to reduce future taxable income. The Company expects to record additional deferred tax assets related to these loss carryforwards, and the Company is currently evaluating whether, and to what extent, to record a valuation allowance with respect to any such deferred tax assets.

The Company is subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the United States and Canada.
The Company is exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. The Company realizes revenues from sales made through its Canadian distribution centers in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings on the Company’s consolidated statement of operations reported in U.S. dollars. In addition, the Company’s Canadian subsidiary also records certain accounts receivable and accounts payable accounts, which are denominated in U.S. dollars. Foreign currency transactional gains and losses are realized upon settlement of these obligations.
As a result of the acquisition transactions that were completed subsequent to the end of the third quarter, the Company is now controlled by investment funds affiliated with Hellman & Friedman LLC, whose interests may be different than the interests of other holders of the Company’s securities.
By reason of their majority ownership interest in Parent, which is the Company’s indirect parent company as a result of the completion of the acquisition transactions subsequent to the end of the third quarter, Hellman & Friedman LLC and its affiliates have the ability to designate a majority of the members of the Board of Directors. Hellman & Friedman LLC and its affiliates are able to control actions to be taken by the Company, including amendments to its certificate of incorporation and bylaws and the approval of significant corporate transactions, including mergers, sales of substantially all of the Company’s assets, distributions of the Company’s assets, the incurrence of indebtedness and any incurrence of liens on the Company’s assets. The interests of Hellman & Friedman LLC and its affiliates may be materially different than the interests of the Company’s other stakeholders. For example, Hellman & Friedman LLC and its affiliates may cause the Company to take actions or pursue strategies that could impact its ability to make payments under the indenture governing the Notes and the Company’s new ABL Facilities or that cause a change of control. In addition, to the extent permitted by the indenture governing the Notes and the Company’s new ABL Facilities, Hellman & Friedman LLC and its affiliates may cause the Company to pay dividends rather than make capital expenditures.
The Company could face potential product liability claims relating to products it manufactures or distributes.
The Company face a business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in injury or other adverse effects. The Company currently maintains product liability insurance coverage, but the Company may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have an adverse effect on the Company’s business, financial condition, results of operations or business prospects or ability to make payments on the Company’s indebtedness when due.
The Company may incur significant, unanticipated warranty claims.
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products. Warranties are provided for varying lengths of time, from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. Liabilities for future warranty costs are provided for annually based on management’s estimates of such future costs, which are based on historical trends and sales of products to which such costs relate. To the extent that the Company’s estimates are inaccurate and the Company does not have adequate warranty reserves, the Company’s liability for warranty payments could have a material impact on the Company’s financial condition and results of operations.
Potential liabilities and costs from litigation could adversely affect the Company’s business, financial condition and results of operations.
The Company is, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of business and that could have a material adverse effect on the Company. These matters may include contract disputes, personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions.
Increasingly, home builders, including the Company’s customers, are subject to construction defect and home warranty claims in the ordinary course of their business. The Company’s contractual arrangements with these customers typically include the agreement to indemnify them against liability for the performance of the Company’s products or services or the performance of other products that the Company installs. These claims, often asserted several years after completion of construction, frequently result in lawsuits against the home builders and many of their subcontractors and suppliers, including the Company, requiring the Company to incur defense costs even when its products or services may not be the principal basis for the claims.

Although the Company intends to defend all claims and litigation matters vigorously, given the inherently unpredictable nature of claims and litigation, the Company cannot predict with certainty the outcome or effect of any claim or litigation matter, and there can be no assurance as to the ultimate outcome of any such matter.
The Company maintains insurance against some, but not all, of these risks of loss resulting from claims and litigation. The Company may elect not to obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. The levels of insurance the Company maintains may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on the Company’s business, financial condition and results of operations.
On September 20, 2010, Associated Materials, LLC and Gentek Building Products, Inc. were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Eliason v. Gentek Building Prods., Inc. The complaint was filed by three individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. As this action was only very recently filed, no proceedings have yet occurred in this case. The Company plans to vigorously defend this action, on the merits and by opposing class certification.
A material weakness in the Company’s internal control over financial reporting was identified in connection with the Company’s financial statements for the year ended January 2, 2010. Material weaknesses in the Company’s internal controls over financial reporting were previously identified in connection with the Company’s financial statements for the second quarter ended July 4, 2009 and remediated prior to the fiscal year end. If the Company fails to maintain effective internal control over financial reporting at a reasonable assurance level, the Company may not be able to accurately report its financial results or prevent fraud, which could have a material adverse effect on the Company’s operations, investor confidence in the Company’s business and the trading prices of the Company’s securities.
Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. As of January 2, 2010, management determined that the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. The Company’s income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at a direct parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations and changes in the valuation allowance for deferred tax assets. Specifically, the Company’s controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management concluded as a result of these control deficiencies that a material weakness in the Company’s internal control over financial reporting existed as of January 2, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company engaged an independent public accounting firm (other than its auditors, Deloitte & Touche LLP) during the first, second and third quarters of 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures and to advise management on matters beyond its in-house expertise. The accounting firm performed a review of the income tax calculations and disclosures for the quarters ended April 3, 2010, July 3, 2010 and October 2, 2010.
Management will continue to evaluate the design and effectiveness of the enhanced internal controls, and once placed in operation for a sufficient period of time, these internal controls will be subject to appropriate testing in order to determine whether they are operating effectively.

Testing related to the annual tax provision calculations and disclosure reviews will be conducted during the year-end financial close. Until the appropriate testing of the change in controls from these enhanced internal controls is complete, management will continue to perform the evaluations and analyses believed to be adequate to provide reasonable assurance that there are no material misstatements of the Company’s consolidated financial statements.
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
During the third quarter of 2009, management substantially completed the remediation efforts and the following remediation actions were implemented by the Company to ensure the accuracy of its consolidated financial statements and prevent or detect potential material misstatements on a timely basis. The Company enhanced documentation supporting the Company’s allowance for doubtful accounts and review of past due customer accounts. In August 2009, the Company hired a Vice President-National Credit Manager, reporting directly to the Chief Financial Officer, who works directly with the financial reporting staff as part of the processes related to the review and assessment of past due customer accounts, the required allowance for doubtful accounts, and the identification of revenue for which deferral treatment is appropriate. Additionally, the Company enhanced its internal review procedures for accounting for restructuring costs and other non-recurring items.
During the fourth quarter of 2009, these revised internal controls and procedures were tested and determined to be operating effectively. As a result, management concluded as of January 2, 2010 that the Company has remediated the material weakness identified during the second quarter of 2009 related to the operating effectiveness of certain internal controls over financial reporting for establishing the Company’s allowance for doubtful accounts, the deferral of revenue for specific customer shipments until collectibility is reasonably assured, and accounting for restructuring costs.
The Company cannot assure that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company encounters in their implementation, could result in additional material weaknesses, and cause the Company to fail to timely meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information.
The Company is subject to various environmental statutes and regulations, which may result in significant costs.
The Company’s operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to: materials used in the Company’s products and operations; discharge of pollutants into the air, water and soil; treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of soil and groundwater contamination. Such laws and regulations may also impact the cost and availability of materials used in manufacturing the Company’s products. The Company’s facilities are subject to investigations by governmental regulators, which occur from time to time. While management does not currently expect the costs of compliance with environmental requirements to increase materially, future expenditures may increase as compliance standards and technology change.
Also, the Company cannot be certain that it has identified all environmental matters giving rise to potential liability. The Company’s past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of the Company’s current or formerly owned or operated properties or at off-site locations such as waste treatment or disposal facilities, more stringent future environmental requirements (or stricter enforcement of existing requirements), or the Company’s inability to enforce indemnification agreements, could result in increased expenditures or liabilities which could have an adverse effect on the Company’s business and financial condition. Any final judgment in an environmental proceeding entered against the Company or its subsidiaries that is greater than $25.0 million and is unpaid, undischarged and unstayed for a period of more than 60 days after becoming final would be an event of default in the indenture governing the Notes.

Legislative or regulatory initiatives related to global warming / climate change concerns may negatively impact the Company’s business.
Recently, there has been an increasing focus and continuous debate on global climate change including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an unspecified array of environmental matters. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in the cost of raw materials, taxes, transportation and utilities for the Company and its suppliers which would result in higher operating costs for the Company. However, management is unable to predict at this time the potential effects, if any, that any future environmental initiatives may have on the Company’s business.
Additionally, the recent legislative and regulatory responses related to climate change could create financial risk. Many governing bodies have been considering various forms of legislation related to greenhouse gas emissions. Increased public awareness and concern may result in more laws and regulations requiring reductions in or mitigation of the emission of greenhouse gases. The Company’s facilities may be subject to regulation under climate change policies introduced within the next few years. There is a possibility that, when and if enacted, the final form of such legislation could increase the Company’s costs of compliance with environmental laws. If the Company is unable to recover all costs related to complying with climate change regulatory requirements, it could have a material adverse effect on the Company’s results of operations.
Declining returns in the investment portfolio of the Company’s defined benefit pension plans and changes in actuarial assumptions could increase the volatility in the Company’s pension expense and require the Company to increase cash contributions to the plans.
The Company sponsors a number of defined benefit pension plans for its employees in the United States and Canada. Pension expense for the defined benefit pension plans sponsored by the Company is determined based upon a number of actuarial assumptions, including expected long-term rates of return on assets and discount rates. The use of these assumptions makes the Company’s pension expense and cash contributions subject to year-to-year volatility. Declines in market conditions, changes in pension law and uncertainties regarding significant assumptions used in the actuarial valuations can have a material impact on future required contributions to the Company’s pension plans and could result in additional charges to equity and an increase in future pension expense and cash contributions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED MATERIALS, LLC (Registrant)
Date: November 16, 2010	By:	/s/ Thomas N. Chieffe
Thomas N. Chieffe
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2010	By:	/s/ Stephen E. Graham
Stephen E. Graham
Vice President — Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)