Form 10-K
period 2011-01-01
ASSOCIATED MATERIALS, LLC
filed 2011-04-01
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act for the period commencing January 2, 2011, the registrant has filed all Exchange Act reports for the preceding 12 months.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
No public trading market exists for the membership interests of the registrant. The aggregate market value of the membership interests held by non-affiliates of the registrant was zero as of July 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The membership interest of the registrant is held by AMH Intermediate Holdings Corp., a wholly owned subsidiary of AMH Investment Holdings Corp. As of March 30, 2011, there was one (1) outstanding membership interest of the registrant.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. (REMOVED AND RESERVED)
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Exhibit 3.2
Exhibit 4.1
Exhibit 4.3
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 12.1
Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1.	BUSINESS
OVERVIEW
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Mergers, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”).
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools. We distribute these products primarily to professional contractors through our extensive dual-distribution network. Our dual-distribution network consists of 119 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 250 independent distributors and dealers, who then sell to their customers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 37%, 19%, 16% and 22%, respectively, of our net sales for the year ended January 1, 2011.
Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. The products we distribute are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction. During the year ended January 1, 2011, 72% of our net sales were generated through our network of supply centers.
We also distribute products through our direct sales channel, which consists of approximately 250 independent distributors and dealers. We utilize our manufacturing and marketing capabilities to drive growth with distributors and dealers in both markets where we have existing supply centers as well as new markets where we may not have a supply center presence. Our distributor and dealer customers in this channel are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. This sales channel also allows us to service larger customers with a broader geographic scope, which drives additional volume. In addition, we utilize our vertical integration in this channel by selling and shipping our products directly to our contractor customers in many cases. For the year ended January 1, 2011, we generated 28% of our net sales from this channel.
We believe that the strength of our products and distribution network has resulted in strong brand loyalty and long-standing relationships with our contractor customers and enabled us to develop and maintain a leading position in the markets that we serve. In addition, our focus is primarily on the residential repair and remodeling market, which we believe has been less cyclical than the residential new construction market. We estimate that, during the year ended January 1, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. While our business has been negatively impacted by the weakness in the residential construction market, our net sales and income from operations performance have benefited from our market share gains, operating improvements and strong exposure to the repair and remodeling markets. As compared to the fiscal year ended January 2, 2010, our net sales increased 12% for the year ended January 1, 2011.

FINANCIAL INFORMATION ABOUT SEGMENTS
We are in the single business of manufacturing and distributing exterior residential building products. See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
DESCRIPTION OF BUSINESS
Our Competitive Strengths
We believe we are well-positioned in our industry, and we expect to utilize our strengths to continue to capture market share from our competitors. Our key competitive strengths include:
Dual-Distribution Network
We have developed a distribution strategy that successfully combines a network of company-operated supply centers with a complementary network of independent distributors and dealers.
•	Company-Operated Supply Centers. We believe that our U.S. and Canadian supply center network offers a superior distribution channel compared to our competitors who rely principally on local third-party distributors and dealers who carry an assortment of brands and may not focus on any particular brand. We believe that distributing our products through our network of 119 company-operated supply centers enables us to: (1) build direct long-standing customer relationships; (2) maintain control of the customer value proposition (i.e., product availability and quality, “one-stop” shopping, sales support and service) through integrated logistics between our manufacturing and distribution facilities; (3) monitor developments in local customer preferences; (4) bring new products to market quickly, shortening customary product development cycles; and (5) target our marketing efforts.
•	Direct Sales Channel. We believe that our strength in selling to independent distributors and dealers provides us with exceptional operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which we believe results in additional sales. In addition, we utilize our vertical integration in this channel by selling and shipping directly to our contractor customers in many cases, as evidenced by our approximately 1,000 ship-to locations, which we believe enhances our value proposition to both the distributors and dealers as well as the contractor customer.
Comprehensive Product Offering
We believe that our comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We manufacture a diverse mix of vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, as well as vinyl fencing and railing products. Furthermore, we offer broad product lines, ranging from entry-level economy products through premium products. This extensive product offering that we carry in our supply centers serves the needs of our contractor customers, who often install more than one product type and prefer to purchase multiple products from a single source. In addition, we realize important economies of scale in sales and marketing by deploying multiple, integrated product programs on a national, regional and local level. We utilize our supply center distribution base to sell complementary products to our core window and siding product offerings, such as roofing products. In total, we sell more than 2,000 products consisting of products manufactured by us as well as products manufactured by third parties. We also offer full-service product installation services for our vinyl siding and vinyl window products.
Strong Brands
We believe our brands are synonymous with quality and durability in the residential building products industry and that they are a distinguishing factor for our customers. For example, our Alside Excalibur® vinyl window was named the Consumer Digest® Best Buy for replacement windows in the 2008 and 2009 issues of Consumer Digest® magazine. Additionally, many of our window product lines have earned the ENERGY STAR® rating and meet or exceed the requirements for the energy efficiency home improvement tax credit established by the federal government.
We sell our high-quality products under several brand names, including Alside®, Revere®, Gentek®, UltraGuard®, Preservation® and Alpine Windowstm. This portfolio of brands allows us to offer different brands to contractors within a local market, which in turn allows local contractors to differentiate themselves to the end consumer.

Deep Customer Relationships
We believe that we are a deeply integrated partner to our customers. In order to most effectively and efficiently sell residential exterior products and installation services to the end consumer, contractors typically establish relationships and work with a very limited number of manufacturers and distributors, simplifying their sales pitch and expediting the sales process. Through our marketing support, sales training and fulfillment services, we believe we are a critical part of this sales process and, more broadly, our customers’ business and work flow. We believe that this integration has led to long-standing customer relationships and that the customers who we serve do a high percentage of their business, or maintain a high “share of wallet,” with us.
Low-Cost, Vertically Integrated Operations
We believe that we are a low-cost manufacturer due to our vertically integrated operations, strong operational expertise, advanced business systems and economies of scale. With a focus on continuously improving cost, delivery and quality, we are able to maintain these low costs, and our facilities consistently maintain order-to-delivery times that we believe are highly competitive and are consistent across both our premium and standard product offerings. We believe that within our window operations, our ability to produce vinyl extrusions, together with our high-speed welding and cleaning equipment, provides us with cost and quality advantages over other vinyl window manufacturers. Furthermore, our 11 manufacturing plants give us a scale that we believe contributes to a cost competitive presence in many U.S. and Canadian markets. We measure our manufacturing success by reviewing operating metrics compared to historical performance, improvement goals and available industry standards.
Diversified Operations
Among exterior residential building product companies, we believe we have one of the broadest manufacturing and distribution footprints in North America. We sell our products into substantially all regions of the United States and Canada, either through company-operated supply centers or through independent distributors and dealers. Our geographically diverse presence in the United States and Canada minimizes our sales concentrations from any particular region and positions us better than many of our regionally focused competitors. In addition, our customer base remains diversified as well. We have approximately 50,000 contractor customers and approximately 250 independent distributor and dealer customers.
Our Industry
We operate in the North American exterior building products industry. We believe we are one of the largest companies focused exclusively on the exterior building products industry in North America. In 2009, the market for exterior building products in the United States and Canada was, according to estimates in a Gotham Consulting Partners study commissioned by us (the “Gotham study”), $56 billion (a $45 billion market in the United States and an $11 billion market in Canada). Core products in this industry consist primarily of windows, siding and roofing, which, according to the Gotham study, collectively comprised 67% of the U.S. and Canadian exterior building products industry in 2009. Vinyl, as a material, comprised 64% of the windows market and 42% of the siding market by units in 2009, according to Ducker Worldwide. With our focus on vinyl products, we believe we are well-positioned in the industry.
Opportunity for Growth
Impact of Macroeconomic Drivers/Overall Contraction of the U.S. Economy
Since 2006, according to the National Association of Realtors, sales of existing single-family homes have decreased from recent historic levels, the inventory of homes available for sale has increased, and in many areas, home values have declined significantly. According to the National Association of Realtors, single-family housing starts were 472,000 for 2010 (near their lowest yearly level in the last 50 years), and existing home sales were 4.9 million for 2010 (near their lowest yearly level in the last 14 years). The U.S. economy continues to face uncertainty and has experienced significant contraction since the beginning of 2008. Unemployment rates remain near 10%, negatively impacting consumer confidence and causing consumers to look to save a greater percentage of their income. As such, disposable income and, specifically, money available for repair and remodeling expenditures has declined.

Impact on Volumes
As a result of the downward trend in the housing market and overall economic conditions, sales of windows and siding have been negatively impacted. According to Ducker Worldwide, the overall market volumes of windows and siding declined 43% and 48%, respectively, from 2006 to 2009. Sales volume due to repair and remodeling has been less cyclical historically; the repair and remodeling market volumes for windows and siding declined 21% and 27%, respectively, from 2006 to 2009. We believe our focus on the repair and remodeling end market has led to relative stability in our revenue base. Our volume of windows sold has increased 3% from 2006 to 2010, while our volume of siding sold has declined 39% from 2006 to 2010. In 2010, we have seen some level of stabilization, as our windows and siding sales volumes grew 11% and 2%, respectively, for the year ended January 1, 2011 as compared to the same period in 2009.
Long-Term Drivers of Growth
We believe the long-term demand for exterior building products, specifically windows and siding, will continue to be driven by:
•	Aging of the Housing Stock. The median estimated home age increased from 23 years in 1985 to 35 years in 2009, and more than 62% of the current housing stock was built prior to 1980, according to the American Housing Survey by the U.S. Census and the U.S. Department of Housing and Urban Development. We believe the aging housing stock trend will continue to drive demand for residential repair and remodeling projects.
•	Long-Term Demand for New Construction. We believe that household formation is an important driver of both new housing starts and repair and remodel spending. We expect that a combination of population growth and “teardowns” of existing homes will necessitate continued construction of new homes at rates in excess of the low levels we are currently experiencing. On a historical basis, seasonally-adjusted total housing starts have averaged 1.53 million since 1970 according to the U.S. Census Bureau. The foregoing household formation projections suggest that total housing starts will return to levels closer to long-term historical averages than recent levels.
•	Energy Efficiency. There is favorable demand for energy efficient building products given measurable payback periods and strong environmentally focused trends. For example, a National Association of Home Builder’s Consumer Preferences Survey found that home buyers were willing to make an average upfront investment of nearly $9,000 to save $1,000 annually in utility costs, which implies a nine-year payback period. We expect that this increased demand for energy efficient—or “green”—building products will benefit companies like ours with products that meet energy efficiency standards. Additionally, many of our window product lines have earned the ENERGY STAR® rating and meet or exceed the requirements for the energy efficiency home improvement tax credit established by the federal government.
•	Advantages of Vinyl Products. We believe vinyl siding and vinyl windows possess preferred product attributes compared to other types of exterior windows and siding products. Vinyl has greater durability, requires less maintenance, and provides greater energy efficiency than many competing window and siding products. In addition, we believe vinyl products have a material price advantage over other product types. Vinyl has become an increasingly popular material in both the windows and siding markets. Vinyl windows grew from 59% of the total U.S. window market in 2006 to 64% in 2009, and vinyl siding grew from 40% of the total U.S. siding market in 2006 to 42% in 2009, according to Ducker Worldwide. We believe the advantages of vinyl will continue to drive further penetration.
Growth Forecast
While the exterior building products industry has trended down since 2006 across the industry, certain recent industry forecasts and market data suggest a more favorable environment going forward.
•	Repair and Remodeling Expenditure. According to Ducker Worldwide, U.S. total improvement expenditures reached lows of $115.8 billion in 2009, but are projected to grow to $151.0 billion in 2013, a 6.9% compound annual growth rate. According to the Joint Center for Housing Studies of Harvard University (“JCHS”), remodeling spending is expected to increase on an annual basis by the end of the year; year-over-year growth in the Leading Indicator of Remodeling Activity (LIRA) is projected to be 9.1% in the first quarter of 2011 and 12.7% in the second quarter of 2011.
•	Existing Home Sales. According to the National Association of Realtors, annualized, seasonally-adjusted existing home sales reached lows of 4.9 million in 2010, but are projected to grow to 5.6 million in 2012, a 6% compound annual growth rate.
•	Single Family Housing Starts. National Association of Realtors housing start forecasts suggest single-family housing starts will grow from 472,000 in 2010 to 750,000 in 2012, a 26% compound annual growth rate. A JCHS study projects that 11.8 million to 13.8 million households will be formed from 2010 through 2020.
We believe a stabilization of the housing environment and growth in exterior building products, or windows and siding, specifically, will benefit our business as we are well-positioned to generate growth and capture market share in our industry.

Products
Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. For the year ended January 1, 2011, vinyl windows and vinyl siding together comprised approximately 56% of our net sales, while aluminum and steel products comprised approximately 16%.
We manufacture and distribute vinyl windows in the premium, standard and economy categories, primarily under the Alside®, Revere® and Gentek® brand names. Vinyl window quality and price vary across categories and are generally based on a number of differentiating factors, including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl windows are available in a broad range of models, including fixed, double and single hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of our windows for the repair and remodeling market are made to order and are custom-fitted to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning and high-energy efficiency glass packages. Most models offer multiple finish and glazing options and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design, which was awarded the Consumer Digest® Best Buy for vinyl replacement windows in 2008 and 2009; Performance Seriestm, a new construction product with superior strength and stability; and UltraMaxx®, an extra-thick premium window available in light oak, dark oak and cherry wood grain interior finishes.
We also manufacture and distribute vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere® and Gentek® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance and ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. We also offer specialty siding products, such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. Our product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of our siding products are accompanied by limited 50-year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose exclusive TriBeamtm design system provides superior rigidity; Prodigy®, a premium product that offers an insulating underlayment with a surface texture of genuine milled lumber; and CenterLock®, an easy-to-install product designed for maximum visual appeal.
Our metal offerings include aluminum trim coil and flatstock, as well as aluminum and steel siding and accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. We offer steel siding in a full complement of profiles including 8”, vertical and Dutch lap. We manufacture aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. While aluminum siding sales are limited to niche markets, particularly Canada, aluminum accessories enjoy popularity in vinyl siding applications. All aluminum soffit colors match or complement our core vinyl siding colors, as well as those of several of our competitors.
We manufacture a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. Our innovative Color Clear Through® and ColorConnect® programs match core colors across our vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco or metal, and are used to seal exterior corners, fenestration and other areas. These products are typically formed on site to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted by other materials. Trim coil and flatstock represent a majority of our metal product sales.

We generally market our products under our brand names, such as Alside®, Revere® and Gentek®, and offer product, sales and marketing support. A summary of our window and siding product offerings is presented in the table below according to our product line classification:

Product Line	Window	Vinyl Siding	Steel Siding	Aluminum Siding
Premium	Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx Westbridge	Bennington Board and Batten Berkshire Beaded Centennial Beaded CenterLock Charter Oak Cyprus Creek Northern Forest Preservation Prodigy Sequoia Select Sovereign Select Williamsport	Cedarwood Driftwood Gallery Series SuperGuard SteelTek SteelSide Universal	Cedarwood Vin.Al.Wood Deluxe

Standard	Alpine 80 Series Berkshire Excalibur Fairfield 80 Series Sierra Signature	Advantage III Advantage Plus Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme Somerville III

Economy	Alpine 70 Series Amherst Blue Print Series Builder Series Centurion Concord Fairfield 70 Series Geneva Performance Series	Aurora Conquest Driftwood		Woodgrain Series
We also produce vinyl fencing and railing under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing. We primarily market our fencing and railing through independent dealers.
To complete our line of exterior residential building products, we also distribute building products manufactured by other companies. The third-party manufactured products that we distribute complement our exterior building product offerings and include roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 37%, 19%, 16% and 22%, respectively, of our net sales for the year ended January 1, 2011.
Marketing and Distribution
We market exterior residential building products to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction primarily through 119 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 250 independent distributors and dealers, who then sell to their customers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. Management believes that we are one of only two major vinyl window and siding manufacturers that markets its products primarily through company-operated supply centers. For the year ended January 1, 2011, approximately 72% of our net sales were generated through our supply centers.

We believe that distributing our vinyl window and siding products through our network of 119 supply centers enables us to: (a) build long-standing customer relationships; (b) monitor developments in local customer preferences; (c) ensure product availability through integrated logistics between our manufacturing and distribution facilities; (d) offer “one-stop” shopping to our customers; and (e) target our marketing efforts. Our customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and home building customers. Many have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. We support our contractor customer base with marketing and promotional programs that include product sample cases, sales literature, product videos and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective consumers. The consumer generally relies on the professional contractor to specify the brand of window or siding to be purchased, subject to the consumer’s price, color and quality requirements. Our daily contact with our contractor customers also enables us to closely monitor activity in each of the remodeling and new construction markets in which we compete. This direct presence in the marketplace permits us to obtain current local market information, which helps us recognize trends in the marketplace earlier and adapt our product offerings on a location-by-location basis.
We believe that our strategic approach to provide a comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We also believe that our supply centers provide “one-stop shopping” to meet the specialized needs of our contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories and vinyl fencing and railing, as well as products manufactured by third parties. We believe that our supply centers have strong appeal to contractor customers and that the ability to provide a broad range of products is a key competitive advantage because it allows our contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, we have historically achieved economies of scale in sales and marketing by deploying integrated, multiple product programs on a national, regional and local level. Through many of our supply centers, we also provide full-service product installation of our vinyl window and vinyl siding products.
We also sell the products we manufacture directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that we manufacture and, as such, remain a key focus of our marketing activities. We provide these customers with distinct brands and differentiated product, sales and marketing support. Our distribution partners are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. We believe that our strength in independent distribution provides us with a high level of operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which drives additional volume. For the year ended January 1, 2011, sales to independent distributors and dealers accounted for approximately 28% of our net sales. Despite their aggregate lower percentage of total sales, our largest individual customers are among our direct dealers and independent distributors. In 2010, 2009 and 2008, sales to Window World, Inc. and its licensees represented approximately 14%, 13% and 11% of net sales, respectively.
Manufacturing
We produce our core products at our 11 manufacturing facilities. We fabricate vinyl windows at our facilities in Cuyahoga Falls, Ohio; Bothell, Washington; Cedar Rapids, Iowa; Kinston, North Carolina; Yuma, Arizona and London, Ontario. We operate vinyl extrusion facilities in West Salem, Ohio; Ennis, Texas and Burlington, Ontario. We also have two metal manufacturing facilities located in Woodbridge, New Jersey and Pointe Claire, Quebec.
Our window fabrication plants in Cuyahoga Falls, Ohio; Kinston, North Carolina; Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high-speed welding and cleaning equipment for their welded window products. By internally producing a portion of our vinyl extrusions, we believe we achieve higher product quality compared to purchasing these materials from third-party suppliers. Our Bothell, Washington and Yuma, Arizona facilities have a long-term contract to purchase their vinyl extrusions from a third-party supplier.
Our window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. Our vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.

Raw Materials
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which are available from a number of suppliers and have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and continually monitor market conditions for price changes as warranted. We have a contract with our resin supplier through December 2015 to supply substantially all of our vinyl resin requirements. We believe that other suppliers could also meet our requirements for vinyl resin beyond 2015 on commercially acceptable terms.
COMPETITION
The market for our products and services is highly competitive. We compete with numerous small and large manufacturers of exterior residential building products, as well as numerous large and small distributors of building products in our capacity as a distributor of these products. We focus primarily on the market for professional contractor customers. We believe that only one company within the exterior residential building products industry competes with us throughout the United States and Canada on both the manufacturing and distribution levels. We focus primarily on the vinyl market within windows and siding. We also face competition from alternative materials: wood and aluminum in the window market and wood, masonry and fiber cement in the siding market.
Exterior building products manufacturers and distributors generally compete on price, product performance and reliability, service levels and sales and marketing support. Some of our competitors are larger in size and have greater financial resources than we do. While we believe we have been able to compete successfully in our industry to-date, there can be no assurance that we will be able to do so in the future.
SEASONALITY
Because most of our building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less sales revenue than in any other period of the year. Consequently, we have historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year.
BACKLOG
We do not have material long-term contracts. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for our products, and is not necessarily indicative of the level of future sales. We did not have a significant manufacturing backlog at January 1, 2011.
TRADEMARKS AND OTHER INTANGIBLE ASSETS
We rely on trademark and other intellectual property law and protective measures to protect our proprietary rights. We have registered and common law rights in trade names and trademarks covering the principal brand names and product lines under which our products are marketed. Although we employ a variety of intellectual property in our business, we believe that none of that intellectual property is individually critical to our current operations.
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
Our operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in our products and operations; discharge of pollutants into the air, water and soil; treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of soil and groundwater contamination. Such laws and regulations may also impact the cost and availability of materials used in manufacturing our products. Our facilities are subject to inspections by governmental regulators, which occur from time to time. While our management does not currently expect the costs of compliance with environmental requirements to increase materially, future expenditures may increase as compliance standards and technology change.
For information regarding pending proceedings relating to environmental matters, see Item 3. “Legal Proceedings.”

EMPLOYEES
Our employment needs vary seasonally with sales and production levels. As of January 1, 2011, we had approximately 2,472 full-time employees, including approximately 1,196 hourly workers. Additionally, we had approximately 241 employees in the United States and approximately 235 employees in Canada located at unionized facilities covered by collective bargaining agreements. We consider our labor relations to be good. On November 1, 2010, the union contract covering the hourly production employees at our West Salem, Ohio manufacturing facility expired. The terms under this labor agreement are subject to renegotiation every three years. The hourly production employees have agreed to continue to work under the terms of the expired contract while contract negotiations continue. The union contract for our Pointe Claire, Quebec manufacturing facility, which expired November 15, 2010, was recently renegotiated and became effective retroactive to the former expiration date and now expires November 15, 2013.
We utilize leased employees to supplement our own workforce at our manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,379 workers.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
All of our business operations are located in the United States and Canada. Revenue from customers outside the United States was approximately $258 million, $228 million, and $249 million in 2010, 2009, and 2008, respectively, and was primarily derived from customers in Canada. Our remaining revenue totaling $909 million, $818 million, and $885 million, in 2010, 2009, and 2008, respectively, was derived from U.S. customers. At January 1, 2011, long-lived assets totaled approximately $47.2 million in Canada and $90.7 million in the U.S. At January 2, 2010, long-lived assets totaled approximately $33.9 million in Canada and $75.1 million in the United States. We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
AVAILABLE INFORMATION
We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any related amendments and supplements on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the Securities and Exchange Commission (“SEC”). These reports are available, free of charge, at www.associatedmaterials.com. Our website and the information contained in it and connected to it do not constitute part of this annual report or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS
The following discussion of risks and uncertainties relating to our business should be read carefully and in connection with evaluating our business and prospects, the forward-looking statements contained in this Annual Report on Form 10-K and oral statements made by our representatives from time to time. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our financial condition and business operations. If any of the following risks actually occur, our financial condition and operating results would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in those forward-looking statements. For additional information regarding forward-looking statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Forward-Looking Statements.”
Conditions in the housing market and economic conditions generally have affected and may continue to affect our operating performance.
Our business is largely dependent on home improvement (including repair and remodeling) activity and new home construction in the United States and Canada. High unemployment, low consumer confidence, declining home prices and tightened credit markets have limited the ability of consumers to finance home improvements and may continue to affect investment in existing homes in the form of renovations and home improvements. The new home construction market has also undergone a downturn marked by declines in the demand for new homes, an oversupply of existing homes on the market and a reduction in the availability of financing for homebuyers. These industry conditions and general economic conditions have had and may continue to have an adverse impact on our business.
Our substantial level of indebtedness could adversely affect our financial condition.
We have a substantial amount of indebtedness, which requires significant interest payments. As of January 1, 2011, we had approximately $788.0 million of indebtedness, and interest expense for the year ended January 1, 2011 was approximately $74.9 million.

Our substantial level of indebtedness could have important consequences, including the following:
•	We must use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured asset-based revolving credit facilities (the “ABL facilities”) and 9.125% Senior Secured Notes due 2017 (the “9.125% notes”) and other indebtedness, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
•	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•	we are exposed to fluctuations in interest rates because the ABL facilities have a variable rate of interest;
•	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•	we may be more vulnerable to the current economic downturn and adverse developments in our business; and
•	we may be unable to comply with financial and other restrictive covenants in the ABL facilities, the 9.125% notes and other indebtedness, as applicable, some of which requires the obligor to maintain specified financial ratios and limits our ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.
Our ability to access funding under the ABL facilities depends upon, among other things, the absence of a default under the ABL facilities, including any default arising from a failure to comply with the related covenants. If we are unable to comply with our covenants under the ABL facilities, our liquidity may be adversely affected.
Our ability to meet expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the 9.125% notes, and meet our other obligations.
We may be able to incur more indebtedness, in which case the risks associated with our substantial leverage, including our ability to service our indebtedness, would increase.
The ABL facilities and the indenture relating to the 9.125% notes permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of January 1, 2011, we would have been able to incur an additional $104.9 million of indebtedness under the ABL facilities. If we or our parent companies incur additional debt, the risks associated with this substantial leverage and the ability to service such debt would increase.
The indenture for the 9.125% notes and the ABL facilities impose significant operating and financial restrictions on us.
The indenture for the 9.125% notes and the ABL facilities, as applicable, impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and that of our subsidiaries to:
•	pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments;
•	incur additional debt or issue certain disqualified stock and preferred stock;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	incur liens on assets;
•	merge or consolidate with another company or sell all or substantially all assets;
•	enter into transactions with affiliates; and
•	allow to exist certain restrictions on the ability of subsidiaries to pay dividends or make other payments to us.

In addition, as discussed under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness,” if our borrowing availability under the ABL facilities is below specified levels, we will be subject to compliance with a fixed charge coverage ratio.
All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.
Continued disruption in the financial markets could negatively affect us.
Along with our customers and suppliers, we rely on stable and efficient financial markets. Availability of financing depends on the lending practices of financial institutions, financial and credit markets, government policies and economic conditions, all of which are beyond our control. The credit markets and the financial services industry have recently experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. A prolonged continuation of adverse economic conditions and disrupted financial markets could compromise the financial condition of our customers and suppliers. Customers may not be able to pay, or may delay payment of, accounts receivable due to liquidity and financial performance issues or concerns affecting them or due to their inability to secure financing. Suppliers may modify, delay or cancel projects and reduce their levels of business with us. In addition, the weakened credit markets may also impact the ability of the end consumer to obtain any needed financing to purchase our products, resulting in a reduction in overall demand, and consequently negatively impact our sales levels. Furthermore, continued disruption in the financial markets could adversely affect our ability to refinance indebtedness when required.
We have substantial fixed costs and, as a result, operating income is sensitive to changes in net sales.
We operate with significant operating and financial leverage. Significant portions of our manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of our interest expense is fixed. There can be no assurance that we would be able to further reduce our fixed costs in response to a decline in net sales. As a result, a decline in our net sales could result in a higher percentage decline in our income from operations.
Changes in raw material costs and the availability of raw materials and finished goods could adversely affect our profit margins.
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw materials and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.
Additionally, we rely on our suppliers for deliveries of raw materials and finished goods. If any of our suppliers were unable to deliver raw materials or finished goods to us for an extended period of time, we may not be able to procure the required raw materials or finished goods through other suppliers without incurring an adverse impact on our operations. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business, and any such alternatives could result in increased costs for us. Extended unavailability of necessary raw materials or finished goods could cause us to cease manufacturing or distributing one or more of our products for an extended period of time.
The unavailability, further reduction or elimination of government and economic incentives could adversely affect demand for our products.
In response to economic conditions and declines in the housing market, as well as public attention to energy consumption, the federal government and various state governments have initiated tax credits and other programs intended to promote home purchases and investment in energy-compliant home improvement products. There can be no assurance regarding the impact of such programs on the purchase of energy-compliant home improvement products. The federal first-time home buyer credit expired in April 2010 and certain federal tax credits for energy efficient windows were reduced significantly for 2011 from 2010 and 2009 levels. We cannot ensure that the housing markets will not decline further as these programs are eliminated or scaled back, and the elimination or reduction of these programs may reduce demand for our products.

Risks associated with our ability to continuously improve organizational productivity and supply chain efficiency and flexibility could adversely affect our business, either in an environment of potentially declining market demand or one that is volatile or resurging.
We need to continually evaluate our organizational productivity and supply chains and assess opportunities to reduce costs and assets. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains to promote a consistently flexible and low cost supply chain that can respond to market pressures to protect profitability and cash flow or ramp up quickly to effectively meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could impair our results of operations. Despite proactive efforts to control costs and improve production in our facilities, competition could still result in lower operating margins and profitability.
Our business is seasonal and can be affected by inclement weather conditions, which could affect the timing of the demand for our products and cause reduced profit margins when such conditions exist.
Because most of our building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Our industry is highly competitive, and competitive pressures could have an adverse effect on us.
The markets for our products and services are highly competitive. We seek to distinguish ourselves from other suppliers of residential building products and to sustain our profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding our supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through our supply center network and driving operational excellence by reducing costs and increasing customer service levels. We believe that competition in the industry is based on price, product and service quality, customer service and product features. Sustained increases in competitive pressures could have an adverse effect on results of operations and negatively impact sales and margins.
Consolidation of our customers could adversely affect our business, financial condition and results of operations.
Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to our business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. In 2010, 2009 and 2008, sales to our largest customer and its licensees represented approximately 14%, 13% and 11% of net sales, respectively. The loss of a substantial portion of sales to this customer could have a material adverse effect on our business, financial condition and results of operations.
Our failure to attract and retain qualified personnel could adversely affect our business.
Our success depends in part on the efforts and abilities of our senior management and key employees. Their motivation, skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management and key employees could have a negative effect on our results of operations. In particular, the departure of members of our senior management could cause us to lose customers and reduce our net sales, lead to employee morale problems and the loss of key employees or cause production disruptions.
We have significant goodwill and other intangible assets, which if impaired, could require us to incur significant charges.
As of January 1, 2011, we have approximately $566.4 million of goodwill and $731.0 million of other intangible assets, net. The value of these assets is dependent, among other things, upon our future expected operating results. We are required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on our financial condition and on the results of operations for the period in which the impairment charge is incurred.

The future recognition of our deferred tax assets is uncertain, and assumptions used to determine the amount of our deferred tax asset valuation allowance are subject to revision based on changes in tax laws and variances between future expected operating performance and actual results.
Our inability to realize deferred tax assets may have an adverse effect on our consolidated results of operations and financial condition. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax credits. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability.
Our total valuation allowance of $29.5 million as of January 1, 2011 is based on the uncertainty of the future realization of deferred tax assets. This reflects our assessment that a portion of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into one or more transactions that limit our ability to realize all of our deferred tax assets. The assumptions used to make this determination are subject to revision based on changes in tax laws or variances between our future expected operating performance and actual results. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance. If we determine that we would not be able to realize all or a portion of the deferred tax assets in the future, we would further reduce our deferred tax asset through a charge to earnings in the period in which the determination was made. Any such charge could have an adverse effect on our consolidated results of operations and financial condition.
The Merger, including the related refinancing of our outstanding debt, created tax deductions of approximately $68.9 million, although no assurances can be made that such deductions will be sustained if audited. These tax deductions are expected to create refunds of approximately $3.2 million for previously paid U.S. federal income taxes with the remaining tax deductions carried forward to reduce future taxable income. We expect to record additional deferred tax assets related to these loss carryforwards, and we are currently evaluating whether and to what extent to record a valuation allowance with respect to any such deferred tax assets.
We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the United States and Canada.
We are exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings in our consolidated statement of operations reported in U.S. dollars. In addition, our Canadian subsidiary also records certain accounts receivable and accounts payable accounts, which are denominated in U.S. dollars. Foreign currency transactional gains and losses are realized upon settlement of these obligations. For more information, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Exchange Risk.”
We are controlled by investment funds affiliated with Hellman & Friedman LLC, whose interests may be different than the interests of other holders of our securities.
By reason of their majority ownership interest in Parent, which is our indirect parent company, H&F and its affiliates have the ability to designate a majority of the members of the Board of Directors. H&F and its affiliates are able to control actions to be taken by us, including amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of H&F and its affiliates may be materially different than the interests of our other stakeholders. For example, H&F and its affiliates may cause us to take actions or pursue strategies that could impact our ability to make payments under the indenture governing the 9.125% notes and the ABL facilities or that cause a change of control. In addition, to the extent permitted by the indenture governing the 9.125% notes and the ABL facilities, H&F and its affiliates may cause us to pay dividends rather than make capital expenditures or repay debt.
We could face potential product liability claims relating to products we manufacture or distribute.
We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert management and other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have an adverse effect on our business, financial condition, results of operations or business prospects or ability to make payments on our indebtedness when due.

We may incur significant, unanticipated warranty claims.
Consistent with industry practice, we provide to homeowners limited warranties on certain products. Warranties are provided for varying lengths of time, from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. Liabilities for future warranty costs are provided for annually based on management’s estimates of such future costs, which are based on historical trends and sales of products to which such costs relate. To the extent that our estimates are inaccurate and we do not have adequate warranty reserves, our liability for warranty payments could have a material impact on our financial condition and results of operations.
Potential liabilities and costs from litigation could adversely affect our business, financial condition and results of operations.
We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include contract disputes, personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions.
Increasingly, home builders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers typically include the agreement to indemnify them against liability for the performance of our products or services or the performance of other products that we install. These claims, often asserted several years after completion of construction, frequently result in lawsuits against the home builders and many of their subcontractors and suppliers, including us, requiring us to incur defense costs even when our products or services may not be the principal basis for the claims.
Although we intend to defend all claims and litigation matters vigorously, given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any claim or litigation matter, and there can be no assurance as to the ultimate outcome of any such matter.
We maintain insurance against some, but not all, of these risks of loss resulting from claims and litigation. We may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.
On September 20, 2010, Associated Materials, LLC and its subsidiary, Gentek Building Products, Inc., were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Eliason v. Gentek Building Prods., Inc. The initial complaint was filed by three individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. We have filed a motion to dismiss and plan to vigorously defend this action, on the merits and by opposing class certification.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As of January 1, 2011, our management concluded that the disclosure controls and procedures over financial reporting were effective.

As of January 2, 2010, our management determined that we did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. Our income tax accounting in 2009 had significant complexity due to multiple debt transactions during the year including the restructuring of debt at a direct parent company, the impact of repatriation of foreign earnings and the related foreign tax credit calculations and changes in the valuation allowance for deferred tax assets. Specifically, our controls over the processes and procedures related to the calculation and review of the annual tax provision were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. Additionally, these control deficiencies could result in a misstatement of the income tax provision, the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual consolidated financial statements that would not be prevented or detected. Accordingly, management concluded as a result of these control deficiencies that a material weakness in our internal control over financial reporting existed as of January 2, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We engaged an independent public accounting firm (which was not our auditors, Deloitte & Touche LLP) effective the first quarter of 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures on a quarterly and annual basis and to advise us on matters beyond our in-house expertise. The accounting firm performed the reviews of the income tax calculations and disclosures for each of the three quarters ended October 2, 2010, the predecessor period ended October 12, 2010 and the successor period ended January 1, 2011.
Testing related to the revised internal controls and procedures for the annual tax provision calculations and disclosure reviews was completed during the first quarter of 2011 for the year ended January 1, 2011, and the revised internal controls and procedures for the annual tax provision calculations were determined by us to be operating effectively. As a result, we concluded that as of January 1, 2011 we have remediated the control issues identified during the fourth quarter of 2009 related to the completeness and accuracy of the income tax provision and the related balance sheet accounts.
We cannot assure that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.
We are subject to various environmental statutes and regulations, which may result in significant costs.
Our operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to: materials used in our products and operations; discharge of pollutants into the air, water and soil; treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of soil and groundwater contamination. Such laws and regulations may also impact the cost and availability of materials used in manufacturing our products. Our facilities are subject to investigations by governmental regulators, which occur from time to time. While our management does not currently expect the costs of compliance with environmental requirements to increase materially, future expenditures may increase as compliance standards and technology change.
Also, we cannot be certain that we have identified all environmental matters giving rise to potential liability. Our past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of our current or formerly owned or operated properties or at off-site locations such as waste treatment or disposal facilities, more stringent future environmental requirements (or stricter enforcement of existing requirements) or our inability to enforce indemnification agreements could result in increased expenditures or liabilities, which could have an adverse effect on our business and financial condition. Any final judgment in an environmental proceeding entered against us or our subsidiaries that is greater than $25.0 million (net of amounts covered by insurance policies) and remains unpaid, undischarged and unstayed for a period of more than 60 days after becoming final would be an event of default under the indenture governing the 9.125% notes and the ABL facilities. For further details regarding environmental matters giving rise to potential liability, see Item 1. “Business — Legal Proceedings.”
Legislative or regulatory initiatives related to global warming / climate change concerns may negatively impact our business.
Recently, there has been an increasing focus and continuous debate on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an unspecified array of environmental matters. Legislative, regulatory or other efforts in the United States to combat climate change could result in future increases in taxes and the cost of raw materials, transportation and utilities for us and our suppliers, which would result in higher operating costs for us. However, our management is unable to predict at this time the potential effects, if any, that any future environmental initiatives may have on our business.

Additionally, the recent legislative and regulatory responses related to climate change could create financial risk. Many governing bodies have been considering various forms of legislation related to greenhouse gas emissions. Increased public awareness and concern may result in more laws and regulations requiring reductions in or mitigation of the emission of greenhouse gases. Our facilities may be subject to regulation under climate change policies introduced within the next few years. There is a possibility that, when and if enacted, the final form of such legislation could increase our costs of compliance with environmental laws. If we are unable to recover all costs related to complying with climate change regulatory requirements, it could have a material adverse effect on our results of operations.
Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.
We sponsor a number of defined benefit pension plans for our employees in the United States and Canada. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including expected long-term rates of return on assets and discount rates. The use of these assumptions makes our pension expense and cash contributions subject to year-to-year volatility. Declines in market conditions, changes in pension law and uncertainties regarding significant assumptions used in the actuarial valuations can have a material impact on future required contributions to our pension plans and could result in additional charges to equity and an increase in future pension expense and cash contributions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Corporate Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)(4)
Cedar Rapids, Iowa	Vinyl Windows	259,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	394,000	(2)
Ennis, Texas	Vinyl Siding Products	538,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	289,000
Woodbridge, New Jersey	Metal Products	318,000	(1)
Ashtabula, Ohio	Distribution Center	297,000	(1)

(1)	Leased facilities.

(2)	We lease a portion of our warehouse space in this facility.

(3)	Includes a 237,000 square foot warehouse that was built during 2005 and is leased. We own the remainder of the facility.

(4)	The land for this facility is owned by us, but we lease the use of the building.
Management believes that our facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.
We also operate 119 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, we lease our supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

The leases for our window plants expire in July 2011 for the Bothell location, in 2015 for the Yuma location, in 2020 for the Cedar Rapids location and in 2015 for the Kinston location. The leases at the Bothell and Yuma locations and for the warehouse at the Ennis location are renewable at our option for two additional five-year periods.
The lease for the warehouse at our Ennis location expires in 2020. In 2009, we transitioned the majority of the distribution of our U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of our warehouse facility adjacent to our Ennis, Texas vinyl manufacturing facility. The lease for the warehouse at our Ashtabula location expires in 2013, with a portion of the warehouse space expiring in September 2011. The leases for our Burlington warehouse space and our Woodbridge location both expire in 2014.

ITEM 3.	LEGAL PROCEEDINGS
We are involved from time to time in litigation arising in the ordinary course of our business, none of which, after giving effect to our existing insurance coverage, is expected to have a material adverse effect on our financial position, results of operations or liquidity. From time to time, we are also involved in proceedings and potential proceedings relating to environmental and product liability matters.
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek U.S. under a self-guarantee. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, we cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. We believe that this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
Product Liability Claims
On September 20, 2010, Associated Materials, LLC and its subsidiary, Gentek Buildings Products, Inc., were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al. The initial complaint was filed by three individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed to adequately honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. We have filed a motion to dismiss and plan to vigorously defend this action, on the merits and by opposing class certification. We cannot currently estimate the amount of liability that may be associated with this matter.
Other environmental claims and product liability claims are administered in the ordinary course of business and we maintain pollution and remediation and product liability insurance covering certain types of claims. Although it is difficult to estimate our potential exposure to these matters, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
There is no established public trading market for our membership interests.
HOLDERS
As of March 30, 2011, AMH Intermediate Holdings Corp. is the sole record holder of our membership interest.
DIVIDENDS
Our ABL facilities and the indenture governing the 9.125% notes restrict dividend payments by us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness” for further details of our ABL facilities and 9.125% notes.
We presently do not plan to pay future cash dividends.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no outstanding equity compensation plans under which our securities are authorized for issuance. Equity compensation plans are maintained by AMH Investment Holdings Corp., our indirect parent company.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended January 1, 2011 was derived from our audited consolidated financial statements. Our results of operations prior to the date of the Merger are presented as the results of the Predecessor, which includes the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH Holdings, LLC and AMH Holdings II, Inc. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Successor	Predecessor
	October 13,	January 3,
	2010 to	2010 to	Years Ended
	January 1,	October 12,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2010	2009	2007	2006
		(in thousands)
Income Statement Data:
Net sales	$269,249	$897,938	$1,046,107	$1,133,956	$1,204,056	$1,250,054
Cost of sales	222,737	658,509	765,691	859,107	899,839	947,776

Gross profit	46,512	239,429	280,416	274,849	304,217	302,278
Selling, general and administrative expenses	53,543	159,448	204,610	212,025	208,001	203,844
Merger costs	7,411	102,661	—	—	—	—
Manufacturing restructuring costs	—	—	5,255	1,783	—	—
Impairment of long-lived assets	—	—	—	—	—	3,423
Facility closure costs, net	—	—	—	—	—	(92)

(Loss) income from operations	(14,442)	(22,680)	70,551	61,041	96,216	95,103
Interest expense, net	16,120	58,759	77,352	82,567	81,087	80,947
Net loss (gain) on debt extinguishments	25,129	(15,201)	(29,665)	—	—	—
Foreign currency loss (gain)	771	(184)	(184)	1,809	(227)	(703)

(Loss) income before income taxes	(56,462)	(66,054)	23,048	(23,335)	15,356	14,859
Income taxes	8,553	5,220	2,390	53,062	7,051	13,989

Net income (loss)	$(65,015)	$(71,274)	$20,658	$(76,397)	$8,305	$870

	Successor	Predecessor
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006
		(in thousands)
Balance Sheet Data (end of period):
Cash and cash equivalents	$13,789	$55,905	$6,709	$21,603	$15,015
Working capital	98,694	139,334	172,857	163,444	152,752
Total assets	1,755,904	762,129	752,466	802,461	796,198
Total debt	788,000	675,360	745,762	702,285	703,625
Member’s equity / Shareholders’ (deficit)	498,477	(325,205)	(356,866)	(254,477)	(273,156)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 37%, 19%, 16% and 22%, respectively, of our net sales for the year ended January 1, 2011. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 119 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 250 independent distributors and dealers, who then sell to their customers. We estimate that, for the year ended January 1, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the short term, however, the building products industry could be negatively impacted by a weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2010 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets over the same time period have further hampered the housing market. Our sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Reduced levels of existing homes sales and housing price depreciation have had a significant negative impact on our remodeling sales over the past few years. In addition, a reduced number of new housing starts has had a negative impact on our new construction sales. As a result of the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for our products and lower gross margins. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record an impairment of certain of our assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.
We operate with significant operating and financial leverage. Significant portions of our manufacturing, selling, general and administrative expenses are fixed costs that neither increase nor decrease proportionately with sales. In addition, a significant portion of our interest expense is fixed. There can be no assurance that we will be able to reduce our fixed costs in response to a decline in our net sales. As a result, a decline in our net sales could result in a higher percentage decline in our income from operations. Also, our gross margins and gross margin percentages may not be comparable to other companies, as some companies include all of the costs of their distribution network in cost of sales, whereas we include the operating costs of our supply centers in selling, general and administrative expenses.
Because most of our building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.

We seek to distinguish ourselves from other suppliers of residential building products and to sustain our profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding our supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through our supply center network and driving operational excellence by reducing costs and increasing customer service levels. We continually analyze new and existing markets for the selection of new supply center locations.
We are a wholly owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than a direct or indirect ownership of the membership interest of Associated Materials, LLC.
We operate on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. Our 2010, 2009, and 2008 fiscal years ended on January 1, 2011, January 2, 2010, and January 3, 2009, respectively. The fiscal year ended January 3, 2009 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2008. The additional week did not have a significant impact on the results of operations due to its timing and the seasonality of the business. The fiscal years ended January 1, 2011 and January 2, 2010 included 52 weeks of operations.
The Merger
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), our then indirect parent company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Parent, Holdings, Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with H&F.
Upon consummation of the Merger, the holders of AMH II equity (including “in-the-money” stock options and warrants outstanding immediately prior to the consummation of the Acquisition Merger), received consideration consisting of approximately $600 million in cash, less (1) $16.2 million paid to affiliates of Harvest Partners and Investcorp in accordance with the management services agreement with Harvest Partners and (2) $26.2 million of transaction bonuses paid to senior management and certain other employees in connection with the Merger. Immediately prior to the consummation of the Merger, all outstanding shares of AMH II preferred stock were converted into shares of AMH II common stock.
In connection with the consummation of the Merger, we repaid and terminated the prior ABL Facility and repaid the 20% Senior Notes due 2014 (the “20% notes”). In addition, we called and discharged our obligations under the indentures governing the 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) and the 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”).
The Merger and the repayment of the 9.875% notes, the 11.25% notes and the 20% notes and related expenses were financed with (1) $553.5 million in cash contributed by Parent (which included $8.5 million invested by management), (2) the issuance of $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes”), (3) $73.0 million in cash drawn under our new $225.0 million asset-based lending facility (the “ABL facilities”) and (4) $45.9 million of cash from our balance sheet.

RESULTS OF OPERATIONS
Our results of operations, along with the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II, prior to the date of the Merger are presented as the results of the predecessor (the “Predecessor”). The results of operations, including the Merger and results thereafter, are presented as the results of the successor (the “Successor”).
The following table sets forth for the periods indicated our results of operations:

	January 3, 2010	October 13, 2010	Years Ended
	to	to	January 1,		January 2,		January 3,
	October 12, 2010	January 1, 2011	2011		2010		2009
	Predecessor	Successor	Combined		Predecessor		Predecessor
			(dollars in thousands)
				% of		% of		% of
				Net		Net		Net
	Amount	Amount	Amount	Sales	Amount	Sales	Amount	Sales

Net sales (1)	$897,938	$269,249	$1,167,187	100.0%	$1,046,107	100.0%	$1,133,956	100.0%
Gross profit	239,429	46,512	285,941	24.5	280,416	26.8	274,849	24.2
Selling, general and administrative expense	159,448	53,543	212,991	18.3	204,610	19.6	212,025	18.7
Merger costs	102,661	7,411	110,072	9.4	—	0.0	—	0.0
Manufacturing restructuring costs	—	—	—	—	5,255	0.5	1,783	0.2

(Loss) income from operations	(22,680)	(14,442)	(37,122)	(3.2)	70,551	6.7	61,041	5.4

Interest expense, net	58,759	16,120	74,879		77,352		82,567
(Gain) loss on debt extinguishment	(15,201)	25,129	9,928		(29,665)		—
Foreign currency (gain) loss	(184)	771	587		(184)		1,809

(Loss) income before income taxes	(66,054)	(56,462)	(122,516)		23,048		(23,335)
Income taxes	5,220	8,553	13,773		2,390		53,062

Net income (loss)	$(71,274)	$(65,015)	$(136,289)		$20,658		$(76,397)

Other Data:
EBITDA (2)	$10,287	$(29,844)	$(19,557)		$122,569		$81,930
Adjusted EBITDA (2)	103,259	30,583	133,842		116,830		89,813
Depreciation and amortization	17,582	10,498	28,080		22,169		22,698
Capital expenditures	(10,302)	(5,160)	(15,462)		(8,733)		(11,498)

(1)	The following table sets forth for the periods presented a summary of net sales by principal product offering:

	January 3, 2010	October 13, 2010	Years Ended
	to	to	January 1,	January 2,	January 3,
	October 12, 2010	January 1, 2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
	(in thousands)

Vinyl windows	$316,102	$118,778	$434,880	$389,293	$380,260
Vinyl siding products	181,904	41,504	223,408	210,212	254,563
Metal products	147,321	35,226	182,547	167,749	213,163
Third-party manufactured products	196,587	55,511	252,098	210,806	210,633
Other products and services	56,024	18,230	74,254	68,047	75,337

	$897,938	$269,249	$1,167,187	$1,046,107	$1,133,956

(2)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our revolving credit agreement and the indenture governing the 9.125% notes. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

Prior year Adjusted EBITDA amounts are presented to conform to the current year’s presentation of the computation of Adjusted EBITDA, which is in conformity with the Adjusted EBITDA as defined in our revolving credit agreement and the indenture governing the 9.125% notes.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	January 3, 2010	October 13, 2010
	to	to	Years Ended
	October 12,	January 1,	January 1,	January 2,	January 3,
	2010	2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
	(in thousands)
Net income (loss)	$(71,274)	$(65,015)	$(136,289)	$20,658	$(76,397)
Interest expense, net	58,759	16,120	74,879	77,352	82,567
Income taxes	5,220	8,553	13,773	2,390	53,062
Depreciation and amortization	17,582	10,498	28,080	22,169	22,698

EBITDA	10,287	(29,844)	(19,557)	122,569	81,930
Merger costs (a)	103,467	7,411	110,878	—	—
Net (gain) loss on debt extinguishments (b)	(15,201)	25,129	9,928	(29,665)	—
Purchase accounting related adjustments (c)	—	21,427	21,427	—	—
Management fees (d)	681	—	681	1,400	1,372
Restructuring costs (e)	88	—	88	5,762	2,642
Impairment and write-offs (f)	43	1,230	1,273	1,130	2,060
Employee termination costs (g)	—	1,397	1,397	1,182	—
Bank fees (h)	56	—	56	142	—
Other normalizing and unusual items (i)	3,419	3,062	6,481	6,505	—
Foreign currency (gain) loss (j)	(184)	771	587	(184)	1,809
Pro forma cost savings (k)	603	—	603	7,989	—

Adjusted EBITDA	$103,259	$30,583	$133,842	$116,830	$89,813

(a)	Represents the following:

	January 3, 2010	October 13, 2010
	to	to	Years Ended
	October 12,	January 1,	January 1,	January 2,	January 3,
	2010	2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
	(in thousands)
Transaction costs (i)	$38,416	$7,411	$45,827	$—	$—
Transaction bonuses (ii)	26,231	—	26,231	—	—
Stock option compensation (iii)	38,014	—	38,014	—	—
Stock warrants expense (iv)	806	—	806	—	—

Total	$103,467	$7,411	$110,878	$—	$—

(i)	Predecessor expenses include investment banking, legal and other expenses, including $16.2 million of expense accrued and payable to affiliates of Investcorp and Harvest Partners in connection with the amended and restated management agreement between Harvest Partners and our company. Successor expenses primarily include fees paid on behalf of Merger Sub related to due diligence activities.

(ii)	Represents transaction bonuses paid to senior management and certain employees in connection with the Merger.

(iii)	Represents stock option compensation expense recognized as a result of the modification of certain stock option awards in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger.

(iv)	Represents expense for stock warrants, which were redeemed for cash in connection with the Merger. The expense associated with the stock warrants has been recognized in our statement of operations as a reduction in net sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”).

(b)	Expenses recorded by the Predecessor for the period ended October 12, 2010 include the write-off of deferred financing fees associated with the prior ABL Facility and the write-off of an accrual for all future interest payments on the 20% notes, which was recorded during the year ended January 2, 2010, in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”). Expenses recorded by the Successor include the loss on the extinguishment of the 9.875% notes and the 11.25% notes totaling $13.6 million and fees of $11.5 million related to an interim financing facility, which was negotiated, but ultimately not utilized, in conjunction with the financing for the Merger.

Net gain on debt extinguishment recognized during the year ended January 2, 2010 represents a $29.6 million gain on troubled debt restructuring of the 13.625% notes and an $8.9 million gain on debt extinguishment in connection with AMH II’s purchase of $15.0 million par value of the 11.25% notes directly from the AMH noteholders with funds loaned from us for approximately $5.9 million, partially offset by debt extinguishment costs of $8.8 million incurred with the redemption of the 9.75% notes and the 15% notes and the issuance of the 9.875% notes.

(c)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the Merger, which include the following: $23.1 million of amortization for the step-up in basis of inventory, partially offset by $0.8 million of other purchase accounting related adjustments to inventory included in cost of sales, $0.6 million of reduced pension expense as a result of purchase accounting adjustments and amortization related to net liabilities recorded in purchase accounting for the fair value of certain of our leased facilities and warranty liabilities of $0.1 million and $0.2 million, respectively.

(d)	Represents (i) amortization of a prepaid management fee paid to Investcorp International Inc. in connection with a December 2004 recapitalization transaction of $0.5 million for each of the fiscal years ended January 2, 2010 and January 3, 2009 and (ii) annual management fees paid to Harvest Partners.

(e)	Represents the following (in thousands):

	January 3, 2010	October 13, 2010
	to	to	Years Ended
	October 12,	January 1,	January 1,	January 2,	January 3,
	2010	2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
Manufacturing restructuring charges (i)	$—	$—	$—	$5,255	$2,642
Tax restructuring charges (ii)	88	—	88	507	—

Total	$88	$—	$88	$5,762	$2,642

(i)	During 2008, we relocated a portion of our vinyl siding production from Ennis, Texas to West Salem, Ohio and Burlington, Ontario. In connection with this change, during 2009, we discontinued the use of the warehouse facility adjacent to the Ennis manufacturing plant. Expenses during 2009 represent lease costs associated with our discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. Expense in 2008 represents asset impairment costs, inventory markdown costs ($0.9 million included in cost of sales) and manufacturing equipment relocation costs totaling $2.6 million in connection with relocating a portion of our vinyl siding production.

(ii)	Represents legal and accounting fees in connection with tax restructuring projects.
(f)	Represents impairments and write-offs of assets other than by sale principally including (i) $1.2 million and $0.6 million incurred during the successor period ended January 1, 2011 and the year ended January 2, 2010, respectively, related to issues with a new product line, and the ultimate discontinuation of the product line by the Successor, (ii) $0.4 million expensed during the year ended January 2, 2010 for software write-offs due to changes in our information technology and business strategies during 2009, and (iii) $2.1 million for the year ended January 3, 2009 principally related to loss upon disposal of assets other than by sale as a result of executing enhanced controls surrounding the physical verification of assets.
(g)	Represents separation costs, including payroll taxes and certain benefits, as follows: (i) $1.4 million in the successor period ended January 1, 2011 related to the termination of Mr. Franco, our former President of AMI Distribution, and (ii) $1.2 million for the year ended January 2, 2010 related to a workforce reduction in connection with our overall cost reduction initiatives.
(h)	Represents bank audit fees incurred under our prior ABL Facility and new ABL facilities.

(i)	Represents the following:

	January 3, 2010	October 13, 2010
	to	to	Years Ended
	October 12,	January 1,	January 1,	January 2,	January 3,
	2010	2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
	(in thousands)
Professional fees (i)	$2,734	$2,973	$5,707	$1,285	$—
Accretion on lease liability (ii)	296	89	385	76	—
Excess severance costs (iii)	389	—	389	910	—
Unusual bad debt expense (iv)	—	—	—	4,234	—

Total	$3,419	$3,062	$6,481	$6,505	$—

(i)	Represents management’s estimate of unusual or non-recurring consulting fees primarily associated with cost savings initiatives.

(ii)	Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense due primarily to unusual changes within senior management.

(iv)	Represents management’s estimate of unusual bad debt expense based on historical averages from 2004 through 2008.
(j)	Represents currency transaction/translation (gains)/losses, including on currency exchange hedging agreements.

(k)	Represents the following:

	January 3, 2010	October 13, 2010
	to	to	Years Ended
	October 12,	January 1,	January 1,	January 2,	January 3,
	2010	2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
	(in thousands)
Savings from headcount reductions (i)	$—	$—	$—	$2,975	$—
Insourcing glass production savings (ii)	462	—	462	3,735	—
Procurement savings (iii)	141	—	141	1,279	—

Total	$603	$—	$603	$7,989	$—

(i)	Represents savings from headcount reductions as a result of general economic conditions.

(ii)	Represents management’s estimates of cost savings that could have resulted from producing glass in-house at our Cuyahoga Falls, Ohio window facility had such production started on January 4, 2009.

(iii)	Represents management’s estimate of cost savings that could have resulted from entering into our leveraged procurement program with an outside consulting firm had such program been entered into on January 4, 2009.
Notes Regarding Combined Results of Operations and Selected Financial and Operating Information due to the Acquisition
Under generally accepted accounting principles (“GAAP”), the consolidated financial statements for our fiscal year ended January 1, 2011 are presented in two distinct periods, as Predecessor and Successor entities, and are not comparable in all material respects. However, in order to facilitate a discussion of our results of operations, liquidity and capital resources compared to a similar period within this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we prepared and are presenting financial information for the year ended January 1, 2011, which includes the Predecessor results from January 3, 2010 through October 12, 2010 and the Successor results from October 13, 2010 through January 1, 2011, on a combined basis. Wherever practicable, the discussion below compares the combined consolidated financial statements for the fiscal year ended January 1, 2011 to the consolidated financial statements for the fiscal years ended January 2, 2010 and January 3, 2009. We believe this comparison provides a more meaningful analysis for purposes of this MD&A.
In addition, our Predecessor and Successor operating results and cash flows for the period from January 3, 2010 through October 12, 2010 and for the period from October 13, 2010 through January 1, 2011 are presented herein on a combined basis.

The combined operating results and cash flows, which are non-GAAP financial measures, do not include any pro forma assumptions or adjustments and should not be used in isolation or substitution of the Predecessor and Successor operating results or cash flows.
YEAR ENDED JANUARY 1, 2011 COMPARED TO YEAR ENDED JANUARY 2, 2010
Net sales increased 11.6% to $1,167.2 million for the year ended January 1, 2011 compared to $1,046.1 million for the same period in 2009 primarily due to increased unit volumes across all manufactured product categories, principally in vinyl siding and vinyl windows, and the impact of the stronger Canadian dollar during 2010 and an increase in third-party manufactured products. Compared to the 2009 fiscal year, vinyl siding unit volumes increased by 2%, while vinyl window unit volumes increased by 11%.
Gross profit for the year ended January 1, 2011 was $285.9 million, or 24.5% of net sales, compared to gross profit of $280.4 million, or 26.8% of net sales, for the 2009 fiscal year. Gross profit for the year ended January 1, 2011 reflects a reduction of $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting, partially offset by $1.2 million of other purchase accounting related adjustments and $1.2 million for the impairment related to issues with and the ultimate discontinuation of a new product line. Gross profit for the year ended January 2, 2010 reflects a reduction of $0.6 million related to issues with this new product line. Excluding these items, gross profit as a percentage of sales for the year ended January 1, 2011 is approximately 40 basis points lower than the same period in 2009. The decrease in gross profit as a percentage of net sales was primarily a result of the negative impact of higher raw material costs.
Selling, general and administrative expenses increased to $213.0 million, or 18.3% of net sales, for the fiscal year ended January 1, 2011 compared to $204.6 million, or 19.6% of net sales, for the 2009 fiscal year. Selling, general and administrative expenses for the year ended January 1, 2011 include professional fees associated with cost savings initiatives of $5.7 million, employee termination costs and excess severance of $1.8 million, management fees expense of $0.7 million, partially offset by reduced expense related to purchase accounting adjustments of $0.4 million, while selling, general and administrative expenses for the 2009 fiscal year include excess bad debt expense resulting from the 2009 economic conditions of $4.2 million, employee termination costs and excess severance of $2.1 million, management fees expense of $1.4 million, professional fees associated with cost savings initiatives of $1.3 million, tax restructuring costs of $0.5 million and software impairment costs of $0.4 million. Excluding these items, selling, general and administrative expenses for the year ended January 1, 2011 increased $10.6 million compared to the 2009 fiscal year. The increase in selling, general and administrative expenses was primarily due to increased depreciation of fixed assets and amortization of intangible assets of approximately $5.0 million as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in 2010, the translation impact on Canadian expenses as a result of the stronger Canadian dollar throughout 2010 of approximately $3.3 million and increased salaries and incentive compensation programs of approximately $1.5 million.
Merger costs for the year ended January 1, 2011 included a total of $45.8 million of transaction costs related to investment banking fees and expenses, legal fees and expenses, sponsor fees payable to Harvest Partners and Investcorp International Inc., and fees paid related to due diligence activities incurred on behalf of Merger Sub. In addition, we recorded $26.2 million of expense related to transaction bonuses payable to certain members of management in connection with the completion of the Merger and $38.0 million of stock option compensation expense related to the modification of certain Predecessor stock options in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger. There were no merger costs in the year ended January 2, 2010.
Loss from operations was $37.1 million for the year ended January 1, 2011 compared to income from operations of $70.6 million for the 2009 fiscal year primarily due to Merger costs of $110.1 million during the year ended January 1, 2011.
Interest expense of $74.9 million for the year ended January 1, 2011 primarily consisted of (i) interest expense on the 11.25% notes, the 9.875% notes and the prior ABL Facility for the period January 3, 2010 through October 12, 2010, the 9.125% notes and the ABL facilities for the period October 13, 2010 through January 1, 2011 and (ii) amortization of deferred financing costs. The 9.875% notes and the 11.25% notes were redeemed and the indentures related thereto were discharged in October 2010 in connection with the Merger. Interest expense of $77.4 million for the year ended January 2, 2010 primarily consisted of accretion of the 13.625% notes, accretion of and interest expense on the 11.25% notes and interest expense on the 9.75% notes through October 2009, interest expense on 9.875% notes for the period November 2009 through December 2009, interest expense on the prior ABL Facility and amortization of deferred financing costs. The 9.75% notes were redeemed and the indenture related thereto was discharged in November 2009 in conjunction with the issuance of the 9.875% notes.

The net loss on debt extinguishments of approximately $9.9 million for the year ended January 1, 2011 represents a $25.1 million loss on debt extinguishment recorded by the Successor, which is comprised of $13.6 million related to the redemption of the previously outstanding 9.875% notes and 11.25% notes and $11.5 million of expense related to an interim financing facility, which was negotiated but ultimately not utilized, related to financing for the Merger. This loss on debt extinguishment was partially offset by a $15.2 million gain on debt extinguishment recorded by the Predecessor in connection with the Merger, which was related to the write-off of the troubled debt accrued interest associated with the redemption of the previously outstanding 13.625% notes and the write-off of the financing fees related to the prior ABL Facility. The net gain on debt extinguishment of approximately $29.7 million for the year ended January 2, 2010 represents a $29.6 million gain on troubled debt restructuring of the 13.625% notes and an $8.9 million gain on debt extinguishment in connection with the purchase of $15.0 million par value of the 11.25% notes directly from noteholders for approximately $5.9 million, partially offset by debt extinguishment costs of $8.8 million incurred with the redemption of the 9.75% notes and the 15% notes and the issuance of the 9.875% notes.
The income tax provision for the year ended January 1, 2011 reflects an effective income tax rate of (11.2)% compared to an effective income tax rate of 10.4% for the 2009 fiscal year. The change in the effective income tax rate in 2010 is primarily due to the impact of the changes between years in the valuation allowance. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions.
Net loss for the year ended January 1, 2011 was $136.3 million compared to net income of $20.7 million for the same period in 2009.
EBITDA was a loss of $19.6 million for the year ended January 1, 2011 compared to EBITDA of $122.6 million for the year ended January 2, 2010. For the year ended January 1, 2011, Adjusted EBITDA was $133.8 million compared to $116.8 million for the 2009 fiscal year. Additional details of the EBITDA adjustments are provided with the reconciliation of our net income to EBITDA and Adjusted EBITDA in table shown above.
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
Selling, general and administrative expenses decreased to $204.6 million, or 19.6% of net sales, for the fiscal year ended January 2, 2010 versus $212.0 million, or 18.7% of net sales, for the 2008 fiscal year. Selling, general and administrative expenses for the year ended January 2, 2010 included employee termination costs of $1.2 million, tax restructuring costs of $0.5 million and bank audit fees of $0.1 million, while selling, general and administrative expenses for the 2008 fiscal year included a loss upon the disposal of assets other than by sale of $1.8 million. Excluding these items, selling, general and administrative expenses for the year ended January 2, 2010 decreased $7.4 million compared to the 2008 fiscal year. The decrease in selling, general and administrative expenses was primarily due to decreased personnel costs as a result of reduced headcount of approximately $5.2 million, the translation impact on Canadian expenses as a result of the weaker Canadian dollar throughout most of 2009 of approximately $4.3 million and decreased professional fees of approximately $3.1 million, partially offset by increases in EBITDA-based incentive compensation programs of approximately $2.7 million and increased bad debt expense of approximately $2.3 million recorded during 2009 as a result of current economic conditions.
Manufacturing restructuring costs for the year ended January 2, 2010 were $5.3 million compared to $1.8 million for the year ended January 3, 2009. During 2008, we relocated a portion of our vinyl siding production from Ennis, Texas to West Salem, Ohio and Burlington, Ontario. In connection with this change, during 2009, we discontinued the use of the warehouse facility adjacent to the Ennis manufacturing plant. Expenses during 2009 represent lease costs associated with our discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. Expense in 2008 represents asset impairment costs, inventory markdown costs ($0.9 million included in cost of sales) and manufacturing equipment relocation costs totaling $2.6 million in connection with relocating a portion of our vinyl siding production.
Income from operations was $70.6 million for the year ended January 2, 2010 compared to $61.0 million for the year ended January 3, 2009 was primarily due to increased gross profit of $5.6 million, and reduced selling, general and administrative expense of $7.4 million, partially offset by increased manufacturing restructuring costs of $3.5 million.

Interest expense of $77.4 million for the year ended January 2, 2010 primarily consisted of accretion of AMH II.’s 13.625% Senior Notes due 2014 that were retired in June 2009 (the “13.625% notes”), accretion of and interest expense on the 11.25% notes, interest expense on the 9.75% notes through October 2009, interest expense on the 9.875% notes for the period November through December 2009, interest expense on the prior ABL Facility and amortization of deferred financing costs. The 9.75% notes were redeemed and the indenture related thereto was discharged in November 2009 in conjunction with the issuance of the 9.875% notes. Interest expense of $82.6 million for the year ended January 3, 2009 primarily consisted of accretion of the 13.625% notes and the 11.25% notes, interest expense on the 9.75% notes, our prior credit facility and the prior ABL Facility and amortization of deferred financing costs. Excluding the write-off of $1.3 million of deferred financing costs included in the 2008 total interest expense amount, interest expense decreased $3.9 million primarily due to the accounting impact of the troubled debt restructuring as all future interest payments were accrued at the time of the debt restructuring in June 2009 and lower borrowings under the prior ABL Facility at lower interest rates in 2009, partially offset by incremental accretion of the 13.625% notes, incremental accretion of and interest expense on the 11.25% notes, increased principal note balances at higher interest rates and increased amortization of deferred financing costs related to the note issuances in 2009.
The net gain on debt extinguishments of approximately $29.7 million was a result of the $29.6 million gain on troubled debt restructuring of the previously outstanding 13.625% notes and the $8.9 million gain on debt extinguishment in connection with AMH II’s purchase of $15.0 million par value of the 11.25% notes directly from the AMH noteholders with funds loaned from us for approximately $5.9 million, partially offset by debt extinguishment costs of $8.8 million incurred with the redemption of the previously outstanding 9.75% notes and 15% notes and the issuance of our new 9.875% notes.
The income tax provision for the year ended January 2, 2010 reflects an effective income tax rate of 10.4% compared to an effective income tax rate of 227.4% for the 2008 fiscal year. The change in the effective income tax rate in 2009 is primarily due to the implementation of a full valuation allowance against our U.S. net federal deferred tax assets in 2009 compared to a valuation allowance against tax credits alone in 2008. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions.
Net income for the year ended January 2, 2010 was $20.7 million compared to a net loss of $76.4 million for the same period in 2008.
QUARTERLY FINANCIAL DATA
Because most of our building products are intended for exterior use, sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue and operating results than in any other period of the year. We have historically had small profits or losses in the first quarter and reduced profits in the fourth quarter of each calendar year.
Quarterly sales and operating profit data for 2010 and 2009 are shown in the tables below:

				Periods Ended
				October 3, 2010	October 13, 2010
	Three Months Ended			to	to
	April 3	July 3	October 2	October 12, 1010	January 1, 2011
	Predecessor	Predecessor	Predecessor	Predecessor	Successor
			(in thousands)
2010
Net sales	$204,237	$328,322	$329,547	$35,832	$269,249
Gross profit (1)	48,439	91,858	91,039	8,093	46,512
Selling, general and administrative expenses (2)	47,481	53,589	51,734	6,644	53,543
Income (loss) from operations	958	38,269	37,853	(99,760)	(14,442)
Net income (loss)	(18,692)	19,728	10,563	(82,873)	(65,015)

	Three Months Ended
	April 4	July 4	October 3	January 2
	Predecessor	Predecessor	Predecessor	Predecessor
2009
Net sales	$172,332	$274,969	$324,807	$273,999
Gross profit (3)	30,253	77,981	97,809	74,373
Selling, general and administrative expenses (4)	48,498	51,297	53,323	51,492
(Loss) income from operations	(18,245)	21,429	44,486	22,881
Net income (loss)	(38,005)	25,572	20,112	12,979

(1)	Gross profit for the period October 13, 2010 to January 1, 2011 reflects $23.1 million of amortization of the step-up in basis of inventory related to purchase accounting, partially offset by $1.2 million of other purchase accounting related adjustments, and $1.2 million for the impairment related to issues with and the ultimate discontinuation of a new product line.

(2)	Selling, general and administrative expenses include professional fees associated with cost savings initiatives of $5.7 million, employee termination costs and excess severance of $1.8 million, and management fees expense of $0.7 million.

(3)	Gross profit includes $0.6 million of costs related to issues with a new product line.

(4)	Selling, general and administrative expenses include excess bad debt expense resulting from the 2009 economic conditions of $4.2 million, employee termination costs and excess severance of $2.1 million, management fees expense of $1.4 million, professional fees associated with cost savings initiatives of $1.3 million, tax restructuring costs of $0.5 million, and software impairment costs of $0.4 million.
LIQUIDITY AND CAPITAL RESOURCES
The following sets forth a summary of our cash flows for 2010, 2009 and 2008:

	January 3, 2010	October 13, 2010	Years Ended
	to	to	January 1,	January 2,	January 3,
	October 12, 2010	January 1, 2011	2011	2010	2009
	Predecessor	Successor	Combined	Predecessor	Predecessor
	(in thousands)
Net cash provided by (used in) operating activities	$28,569	$(72,141)	$(43,572)	$118,701	$7,951
Net cash used in investing activities	(10,302)	(562,751)	(573,053)	(8,733)	(11,473)
Net cash (used in) provided by financing activities	(8,406)	582,324	573,918	(62,338)	(10,371)
CASH FLOWS
At January 1, 2011, we had cash and cash equivalents of $13.8 million and available borrowing capacity of approximately $104.9 million under our ABL facilities. See “- Description of Our Outstanding Indebtedness” for further details of our ABL facilities. As of January 1, 2011, we had letters of credit outstanding of $7.8 million primarily securing deductibles of various insurance policies.
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities was $43.6 million for the year ended January 1, 2011, compared to net cash provided by operating activities of $118.7 million for the fiscal year ended January 2, 2010. Cash flows from operating activities for the year ended January 1, 2011 were reduced by $72.1 million of costs related to the Merger. Cash flows from changes in operating assets and liabilities for the year ended January 1, 2011 was a cash outflow of $28.7 million compared to a cash inflow of $74.6 million for the year ended January 2, 2010. The change in accounts receivable was a use of cash of $7.0 million for the year ended January 1, 2011, compared to a use of cash of $2.9 million for the year ended January 2, 2010, resulting in a net decrease in cash flows of $4.1 million, which was primarily due to increased sales levels during 2010. The change in inventory was a use of cash of $28.9 million for the year ended January 1, 2011, compared to a source of cash of $30.4 million for the fiscal year ended January 2, 2010, resulting in a net decrease in cash flows of $59.3 million, which was primarily due to increased inventory levels and rising commodity costs during 2010. Changes in accounts payable and accrued liabilities were a source of cash of $6.5 million for the year ended January 1, 2011, compared to a source of cash of $45.7 million for the year ended January 2, 2010, resulting in a net decrease in cash flows of $39.2 million. The change was primarily due to the initial impact of improved vendor terms in 2009 and reduced inventory purchase requirements during the fourth quarter of 2008.
Net cash provided by operating activities was $118.7 million for the year ended January 2, 2010 compared to $8.0 million for the year ended January 3, 2009. The increase was primarily due to improved operating income and favorable changes in working capital. The change in accounts receivable was a use of cash of $2.9 million for the year ended January 2, 2010 compared to a source of cash of $5.7 million for the year ended January 3, 2009, resulting in a net decrease in cash flows of $8.6 million, which was primarily due to decreased sales levels during the year ended January 2, 2010. The change in inventory was a source of cash of $30.4 million for the year ended January 2, 2010 compared to a use of cash of $13.5 million for the year ended January 3, 2009, resulting in a net increase in cash flows of $43.9 million, which was primarily due to reduced inventory levels and the decline of commodity costs towards the end of the year ended January 3, 2009. Changes in accounts payable and accrued liabilities were a source of cash of $45.7 million for the year ended January 2, 2010 compared to a use of cash of $27.1 million for the year ended January 3, 2009, resulting in a net increase in cash flows of $72.7 million. The change was primarily due to the initial impact of improved vendor terms in the year ended January 2, 2010, accrued interest on the 11.25% notes in the year ended January 2, 2010, reduced inventory purchase requirements during the fourth quarter of the year ended January 3, 2009 and the decline of commodity prices toward the end of the year ended January 3, 2009.

CASH FLOWS FROM INVESTING ACTIVITIES
For the year ended January 1, 2011, net cash used in investing activities included $557.6 million of cash used in connection with the Merger to purchase the Predecessor’s equity interests, including in-the-money stock options and warrants, and capital expenditures of $15.5 million. Capital expenditures were primarily at supply centers for continued operations and relocations, the continued development of our new glass insourcing process and various enhancements at plant locations.
For the year ended January 2, 2010, net cash used in investing activities consisted of capital expenditures of $8.7 million. The major areas of expenditures were for maintenance capital, cost improvement projects and our glass insourcing project.
For the year ended January 3, 2009, net cash used in investing activities included capital expenditures of $11.5 million. Capital expenditures were primarily to improve capacity at our vinyl siding manufacturing operations and to improve manufacturing capacity at our window facilities.
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities for the year ended January 1, 2011 included an equity contribution of $553.5 million in connection with the Merger, proceeds from the issuance of the 9.125% notes of $730.0 million, borrowings under our current ABL facilities and prior ABL Facility, net of repayments, of $48.0 million and $1.8 million related to the excess tax benefit from the redemption of options in connection with the Merger. These inflows were partially offset by cash paid of $720.0 million to redeem the 20% notes, the 11.25% notes and the 9.875% notes and payments of $39.4 million of financing costs.
Net cash used in financing activities for the year ended January 2, 2010 included cash paid to redeem the 13.625% notes, a portion of the 11.25% notes, the 9.75% notes and the 15% notes of $216.0 million, net repayments under the prior ABL Facility of $46.0 million, payments of financing costs of $16.8 million and troubled debt interest payments of $1.0 million, partially offset by proceeds from the issuance of the 9.875% notes and the 15% notes of $217.5 million.
Net cash used in financing activities for the year ended January 3, 2009 included repayments of $61.0 million of term debt under the then existing credit facility and payments for financing costs of $5.4 million related to the prior ABL Facility, partially offset by borrowings of $56.0 million under the prior ABL Facility.
For 2011, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on our ABL facilities.
DESCRIPTION OF OUR OUTSTANDING INDEBTEDNESS
9.125% Senior Secured Notes due 2017
On October 13, 2010, Merger Sub and Carey New Finance, Inc. (now known as AMH New Finance, Inc.) (“Finance Sub”) issued $730.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”), which mature on November 1, 2017, pursuant to the indenture, dated as of October 13, 2010 (the “Indenture”), among Merger Sub, Finance Sub, our company and the guarantors named therein and Wells Fargo Bank, National Association, as trustee. Interest on the notes will be paid on May 1st and November 1st of each year, commencing May 1, 2011.
In this report, references to the “Issuers” are collective references to (1) Merger Sub and Finance Sub, each as a co-issuer of the notes, prior to the Mergers, and (2) Associated Materials, LLC, as the surviving company, and Finance Sub, each as a co-issuer of the notes, following the Mergers.
We may from time to time, in our sole discretion, purchase, redeem or retire the notes in privately negotiated or open market transactions by tender offer or otherwise.

The following is a brief description of the terms of the notes and the Indenture.
Guarantees. The notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the ABL facilities. Such subsidiary guarantors are collectively referred to herein as the “guarantors,” and such subsidiary guarantees are collectively referred to herein as the “guarantees.” Each guarantee is a general senior obligation of each guarantor; equal in right of payment with all existing and future senior indebtedness of that guarantor, including its guarantee of all obligations under the Revolving Credit Agreement (as defined below), and any other debt with a priority security interest relative to the notes in the ABL collateral (as defined below); secured on a first-priority basis by the notes collateral (as defined below) owned by that guarantor and on a second-priority basis by the ABL collateral owned by that guarantor, in each case subject to certain liens permitted under the Indenture; equal in priority as to the notes collateral owned by that guarantor with respect to any obligations under certain other equal ranking obligations incurred after October 13, 2010; senior in right of payment to all existing and future subordinated indebtedness of that guarantor; effectively senior to all existing and future unsecured indebtedness of that guarantor, to the extent of the value of the collateral (as defined below) owned by that guarantor (after giving effect to any senior lien on such collateral), and effectively senior to all existing and future guarantees of the obligations under the Revolving Credit Agreement, and any other debt of that guarantor with a priority security interest relative to the notes in the ABL collateral, to the extent of the value of the notes collateral owned by that guarantor; effectively subordinated to (i) any existing or future guarantee of that guarantor of the obligations under the Revolving Credit Agreement, and any other debt with a priority security interest relative to the notes in the ABL collateral, to the extent of the value of the ABL collateral owned by that guarantor and (ii) any existing or future indebtedness of that guarantor that is secured by liens on assets that do not constitute a part of the collateral to the extent of the value of such assets; and structurally subordinated to all existing and future indebtedness and other claims and liabilities, including preferred stock, of any subsidiaries of that guarantor that are not guarantors. Any guarantee of the notes will be released or discharged if such guarantee is released under the Revolving Credit Agreement, and any other debt with a priority security interest relative to the notes in the ABL collateral, except a release or discharge by or as a result of payment under such guarantee.
Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees will have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly wholly-owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. Such assets are referred to as the “notes collateral.”
In addition, the notes and the guarantees will be secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof. Such assets are referred to as the “ABL collateral.” The notes collateral and the ABL collateral together are referred to as the “collateral.” The bank lenders under the Revolving Credit Agreement have a first-priority lien securing the ABL facilities and other customary liens subject to an intercreditor agreement (the “Intercreditor Agreement”) entered into between the collateral agent under the ABL facilities and the collateral agent under the Indenture and security documents for the notes, until such ABL facilities and obligations are paid in full.
The liens on the collateral may be released without the consent of holders of notes if collateral is disposed of in a transaction that complies with the Indenture and the Intercreditor Agreement and other security documents for the notes, including in accordance with the provisions of the Intercreditor Agreement.
Ranking. The notes and guarantees constitute senior secured debt of the Issuers and the guarantors. They rank equally in right of payment with all of the Issuers’ and the guarantors’ existing and future senior debt, including their obligations under the ABL facilities; rank senior in right of payment to all of the Issuers’ and the guarantors’ existing and future subordinated debt; are effectively subordinated to all of the Issuers’ and the guarantors’ indebtedness and obligations that are secured by first-priority liens under the ABL facilities to the extent of the value of the ABL collateral; are effectively senior to the Issuers’ and the guarantors’ obligations under the ABL facilities, to the extent of the value of the notes collateral; are effectively senior to the Issuers’ and the guarantors’ senior unsecured indebtedness, to the extent of the value of the collateral (after giving effect to any senior lien on the collateral); and are structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of our non-guarantor subsidiaries, including the Canadian facility under the ABL facilities (other than indebtedness and liabilities owed to the Issuers or one of the guarantors).

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
In addition, until November 1, 2013, the Issuers may, at their option, on one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the Indenture at a redemption price equal to 109.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding the applicable redemption date, subject to the right of holders of notes of record on the relevant record date to receive interest due on the relevant interest payment date, with the net cash proceeds of one or more equity offerings to the extent such net cash proceeds are received by or contributed to us; provided that (a) at least 50% of the sum of the aggregate principal amount of notes originally issued under the Indenture remains outstanding immediately after the occurrence of each such redemption and (b) that each such redemption occurs within 120 days of the date of closing of each such equity offering.
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
Asset Sale Proceeds. If the Issuers or their subsidiaries engage in asset sales, the Issuers generally must either invest the net cash proceeds from such asset sales in our business within a period of time, pre-pay certain secured senior debt or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
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

Exchange Offer; Registration Rights. The Issuers and the guarantors have agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the 9.125% notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the 9.125% notes (the “exchange offer”). The Issuers and the guarantors have agreed to use their commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective, on or prior to the date that is 360 days after October 13, 2010 (the “issue date”). If the Issuers and the guarantors fail to meet this target (a “registration default”), the annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year more than the original level of 9.125%. If the registration default is corrected, the interest rate on the notes will revert to the original level.
ABL Facilities
On October 13, 2010, in connection with the consummation of the Mergers, we entered into senior secured asset-based revolving credit facilities (the “ABL facilities”) pursuant to a Revolving Credit Agreement, dated as of October 13, 2010 (the “Revolving Credit Agreement”), among Holdings, the U.S. borrowers (as defined below), the Canadian borrowers (as defined below), UBS Securities LLC, Deutsche Bank Securities Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners, UBS AG, Stamford Branch, as U.S. administrative agent and U.S. collateral agent and a U.S. letter of credit issuer and Canadian letter of credit issuer, UBS AG Canada Branch, as Canadian administrative agent and Canadian collateral agent, Wells Fargo Capital Finance, LLC, as co-collateral agent, UBS Loan Finance LLC, as swingline lender, Deutsche Bank AG New York Branch, as a U.S. letter of credit issuer, Deutsche Bank AG Canada Branch, as a Canadian letter of credit issuer, Wells Fargo Bank, National Association, as a U.S. letter of credit issuer and as a Canadian letter of credit issuer, and the banks, financial institutions and other institutional lenders and investors from time to time parties thereto.
The borrowers under the ABL facilities are our company, each of our existing and subsequently acquired or organized direct or indirect wholly-owned U.S. restricted subsidiaries designated as a borrower thereunder (together with our company, the “U.S. borrowers”) and each of our existing and subsequently acquired or organized direct or indirect wholly-owned Canadian restricted subsidiaries designated as a borrower thereunder (the “Canadian borrowers,” and together with the U.S. borrowers, the “borrowers”). The ABL facilities provide for a five-year asset-based revolving credit facility in the amount of $225.0 million, comprised of a $150.0 million U.S. facility (which may be drawn in U.S. dollars) and a $75.0 million Canadian facility (which may be drawn in U.S. or Canadian dollars), in each case subject to borrowing base availability under the applicable facility, and include a letter of credit facility and a swingline facility. In addition, subject to certain terms and conditions, the Revolving Credit Agreement provides for one or more uncommitted incremental increases in the ABL facilities in an aggregate amount not to exceed $150.0 million (which may be allocated among the U.S. facility or the Canadian facility). Proceeds of the revolving credit loans on the initial borrowing date were used to refinance certain indebtedness of our company and certain of our affiliates, to pay fees and expenses incurred in connection with the Mergers and to partially finance the Mergers. Proceeds of the ABL facilities (including letters of credit issued thereunder) and any incremental facilities will be used for working capital and general corporate purposes of our company and our subsidiaries.
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

In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter. The ABL facilities also require customary letter of credit fees.
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
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of our company and our direct parent, other than certain excluded subsidiaries (the “U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of our company, other than certain excluded subsidiaries (the “Canadian guarantors,” and together with the U.S. guarantors, the “ABL guarantors”) and the U.S. guarantors.

Security. Pursuant to the US Security Agreement, dated as of October 13, 2010, among Holdings, our company, the U.S. subsidiary grantors named therein and UBS AG, Stamford Branch, as U.S. collateral agent (the “U.S. collateral agent”), the US Pledge Agreement, dated as of October 13, 2010, among Holdings, our company, the U.S. subsidiary pledgors named therein and the U.S. collateral agent, and the Canadian Pledge Agreement, dated as of October 13, 2010, between Gentek Building Products, Inc. and the U.S. collateral agent, all obligations of the U.S. borrowers and the U.S. guarantors are secured by the following:
•	a first-priority perfected security interest in all present and after-acquired inventory and accounts receivable of the U.S. borrowers and the U.S. guarantors and all investment property, general intangibles, books and records, documents and instruments and supporting obligations relating to such inventory, such accounts receivable and such other receivables, and all proceeds of the foregoing, including all deposit accounts, other bank and securities accounts, cash and cash equivalents (other than certain excluded deposit, securities and commodities accounts), investment property and other general intangibles, in each case arising from such inventory, such accounts receivable and such other receivables, subject to certain exceptions to be agreed and a first priority security interest in our capital stock (the “U.S. first priority collateral”); and
•	a second-priority security interest in the capital stock of each direct, material wholly-owned restricted subsidiary of our company and of each guarantor of the notes and substantially all tangible and intangible assets of our company and each guarantor of the notes (to the extent not included in the U.S. first priority collateral) and proceeds of the foregoing (the “U.S. second priority collateral”, and together with the U.S. first priority collateral, the “U.S. ABL collateral”).
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
Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than (A) a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold, and (B) as otherwise described below.

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
EBITDA is calculated by reference to net income plus interest and amortization of other financing costs, provision for income taxes, depreciation and amortization. Consolidated EBITDA, as defined in the Revolving Credit Agreement and the Indenture, is calculated by adjusting EBITDA to reflect adjustments permitted in calculating covenant compliance under these agreements. Consolidated EBITDA will be referred to as Adjusted EBITDA herein. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financial covenant.
POTENTIAL IMPLICATIONS OF CURRENT TRENDS AND CONDITIONS IN THE BUILDING PRODUCTS INDUSTRY ON OUR LIQUIDITY AND CAPITAL RESOURCES
We believe our cash flows from operations and our borrowing capacity under the ABL facilities will be sufficient to satisfy our obligations to pay principal and interest on our outstanding debt, maintain current operations and provide sufficient capital for the foreseeable future. However, as discussed under “— Overview” above, the building products industry continues to be negatively impacted by a weak housing market, with a number of factors contributing to lower current demand for our products, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these trends continue, our ability to generate cash sufficient to meet our existing indebtedness obligations could be adversely affected, and we could be required either to find alternate sources of liquidity or to refinance our existing indebtedness in order to avoid defaulting on our debt obligations.
Our ability to generate sufficient funds to service our debt obligations will be dependent in large part on the impact of building products industry conditions on our business, profitability and cash flows and on our ability to refinance our indebtedness. There can be no assurance that we would be able to obtain any necessary consents or waivers in the event we are unable to service or were to otherwise default under our debt obligations, or that we would be able to successfully refinance our indebtedness. The ability to refinance any indebtedness may be made more difficult to the extent that current building products industry and credit market conditions continue to persist. Any inability we experience in servicing or refinancing our indebtedness would likely have a material adverse effect on us.
For additional information regarding these and similar risks, see Item 1A. “Risk Factors.”
CONTRACTUAL OBLIGATIONS
We have commitments for maturities of long-term debt, obligations under defined benefit pension plans, and future minimum lease payments under noncancelable operating leases principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of our scheduled maturities of long-term debt, scheduled interest payments on our 9.125% notes, estimated required contributions to our defined benefit pension plans, and obligations for future minimum lease payments under non-cancelable operating leases at January 1, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year
							After
	Total	2011	2012	2013	2014	2015	2015
	(in thousands)
Long-term debt (1)	$788,000	$—	$—	$—	$—	$58,000	$730,000
Interest payments on 9.125% notes	469,618	69,943	66,613	66,613	66,613	66,613	133,223
Operating leases (2)	132,976	33,231	27,830	23,157	17,706	10,349	20,703
Expected pension contributions (3)	49,310	10,213	10,737	10,581	9,994	7,785	—

Total	$1,439,904	$113,387	$105,180	$100,351	$94,313	$142,747	$883,926

(1)	Represents principal amounts, but not interest. Our long-term debt consists of the $58.0 million outstanding balance under the ABL facilities as of January 1, 2011 and $730.0 million aggregate principal amount of 9.125% notes. We are not able to estimate reasonably the cash payments for interest associated with the ABL facilities due to the significant estimation required related to both market rates as well as projected principal payments. The stated maturity date of our 9.125% notes is November 1, 2017. See Note 8 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data” for further details.

(2)	For additional information on our operating leases, see Note 9 to the consolidated financial statements.

(3)	Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2015.
Net long-term deferred income tax liabilities as of January 1, 2011 were $144.7 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At January 1, 2011, we had unrecognized tax benefits of $4.5 million relating to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash flows associated with these tax positions, we are unable to estimate when cash settlement may occur.
Consistent with industry practice, we provide to homeowners limited warranties on certain products, primarily related to window and siding product categories. We have recorded reserves of approximately $94.7 million at January 1, 2011 related to warranties issued to homeowners. We estimate that approximately $7.0 million of payments will be made in 2011 to satisfy warranty obligations. However, we cannot reasonably estimate payments by year for 2012 and thereafter due to the nature of the obligations under these warranties.
There can be no assurance that our cash flow from operations, combined with additional borrowings under the ABL facilities, will be available in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs or planned capital expenditures. We may need to refinance all or a portion of our indebtedness on or before their respective maturities. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
OFF-BALANCE SHEET ARRANGEMENTS
We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 9 to the consolidated financial statements.
At January 1, 2011, we had stand-by letters of credit of $7.8 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL facilities. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify the lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. In 2010, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
EFFECTS OF INFLATION
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on our key commodities has increased significantly over the past three years. In response, we announced price increases over the past several years on certain of our product offerings to offset the inflation of raw materials, and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At January 1, 2011, we had no raw material hedge contracts in place.

RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which is codified in ASC Topic 805, Business Combinations. This pronouncement provides guidance on pro forma revenue and earnings disclosure requirements for business combinations. Adoption of ASU 2010-29 did not have a material effect on our consolidated financial statements.
In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). This update requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. We adopted the required provisions of ASU 2010-6 for the period beginning January 3, 2010; however, adoption of this amendment did not have a material impact on our consolidated financial statements. We do not expect the adoption of the remaining provisions of this update to have a material effect on our consolidated financial statements.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, warranties, valuation allowances for deferred tax assets, share-based compensation and pensions and postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition. We primarily sell and distribute our products through two channels: direct sales from our manufacturing facilities to independent distributors and dealers and sales to contractors through our company-operated supply centers. Direct sales revenue is recognized when our manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. For both direct sales to independent distributors and sales generated through our supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of our sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from our customers.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. On contracts involving installation, revenue is recognized when the installation is complete. We collect sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to our customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
We offer certain sales incentives to customers who become eligible based on the level of purchases made during the calendar year and are accrued as earned throughout the year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, we do not receive an identifiable benefit in exchange for the consideration, and therefore, we characterize the volume rebate to the customer as a reduction of revenue in our consolidated statement of operations.

Accounts Receivable. We record accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.
Inventories. We value our inventories at the lower of cost (first-in, first-out) or market value. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value as of the reporting date. Market value is estimated based on the inventories’ current replacement costs by purchase or production; however, market value shall not exceed net realizable value or be lower than net realizable value less normal profit margins. The market and net realizable values of inventory require estimates and judgments based on our historical write-down experience, anticipated write-downs based on future merchandising plans and consumer demand, seasonal considerations, current market conditions and expected industry trends. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our estimates of market value generally are not sensitive to management assumptions. Replacement costs and net realizable values are based on actual recent purchase and selling prices, respectively. We believe that our average days of inventory on hand indicate that market value declines are not a significant risk and that we do not maintain excess levels of inventory. In addition, we believe that our cost of inventories is recoverable as our realized gross profit margins have remained consistent with historical periods and management currently expects margins to generally remain in-line with historical results.
Goodwill and Other Intangible Assets. Under the provisions of FASB ASC 350, Intangibles—Goodwill and Other (formerly SFAS No. 142), goodwill and intangible assets with indefinite useful lives must be reviewed for impairment annually or when factors indicating impairment are present. As a result of the Merger completed during the fourth quarter of 2010, we engaged an independent valuation firm to assist management in the estimation of the fair values of certain tangible and intangible assets. The valuation analyses were based on the definition of fair value as promulgated in ASC 805, Business Combinations, (“ASC 805”) and ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), (formerly SFAS No. 157). The analyses were performed as of October 13, 2010, which was the closing date of the Merger. We usually conduct an impairment test over goodwill and other intangible assets with indefinite lives at the beginning of the fourth quarter of each year. With the Merger completed near the beginning of the fourth quarter of 2010 and the application of purchase accounting fair value adjustments recorded during the fourth quarter, an impairment test was not performed as no indicators of impairment were noted during this same time period.
The valuation analysis considered various valuation approaches, including the income approach, market approach and cost approach. The assets were valued by applying these techniques under the premise of the assets’ values to a prudent investor contemplating retention and use of the assets in an ongoing business. The valuation analysis considered financial and other information from management and various public, financial and industry sources. The valuation analysis required significant judgments and estimates, primarily regarding expected growth rates and the discount rate. Expected growth rates were determined based on internally developed projections considering our future financial plans. The discount rate used was estimated based on an analysis of our weighted average cost of capital, which considered market assumptions and other risk premiums estimated by the independent valuation firm assisting us with the valuation of our intangible assets. Estimates could be materially impacted by factors such as specific industry conditions and changes in growth trends. The assumptions used were management’s best estimates based on projected results and market conditions as of the closing date of the Merger.
The goodwill resulting from the Merger was $564.1 million. Given the significant amount of goodwill and other intangible assets as a result of the Merger, any future impairment of goodwill and other intangible assets could have an adverse effect on our results of operations and financial position.
Pensions. Our pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions. See Note 17 of the consolidated financial statements for further analysis regarding the sensitivity of the key assumptions applied in the actuarial valuations.

Product Warranty Costs and Service Returns. Consistent with industry practice, we provide to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. We have various options for remedying product warranty claims including repair, refinishing or replacement and directly incur the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to us that mitigate the costs incurred by us.
As a result of the Merger and the application of purchase accounting, we adjusted our warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions we believe market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which is included in our warranty reserve at the date of the Merger, will be amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. Prior to the Merger, the reserves for future warranty costs were based on our estimates of such future costs. We believe that the newly adopted actuarial method provides us additional information to base our estimates of the expected future remedy costs and is a preferable method for estimating warranty reserves. The provision for warranties is reported within cost of sales in the consolidated statements of operations.
CERTAIN FORWARD-LOOKING STATEMENTS
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	our operations and results of operations;
•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;
•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;
•	changes in raw material costs and availability of raw materials and finished goods;
•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;
•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;
•	market acceptance of price increases;
•	declines in national and regional trends in home remodeling and new housing starts;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;
•	changes in weather conditions;
•	consolidation of our customers;

•	our ability to attract and retain qualified personnel;
•	our ability to comply with certain financial covenants in the indenture governing our notes and ABL facilities;
•	declines in market demand;
•	our substantial level of indebtedness;
•	increases in our indebtedness;
•	increases in costs of environmental compliance or environmental liabilities;

•	increases in warranty or product liability claims;
•	increases in capital expenditure requirements; and
•	the other factors discussed under Item 1A. “Risk Factors” and elsewhere in this report.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report. These forward-looking statements speak only as of the date of this report. We do not intend to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require us to do so.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” (as defined). At January 1, 2011, we had borrowings outstanding of $58.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.6 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. As our offer to exchange all of our outstanding privately placed 9.125% notes for newly registered 9.125% notes has not been completed as of the date of this filing, the fair value of our 9.125% notes at January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010.
FOREIGN CURRENCY EXCHANGE RATE RISK
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce its exposure to fluctuations in the Canadian dollar. At January 1, 2011, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at January 1, 2011.

We experienced foreign currency translation gains of $3.0 million, net of tax, for the predecessor period January 3, 2010 to October 12, 2010 and foreign currency translation gains of $5.2 million, net of tax, for the successor period October 13, 2010 to January 1, 2011, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during 2010 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $2.3 million decrease or increase, respectively, in net income for the predecessor period January 3, 2010 to October 12, 2010. In addition, a 10% strengthening or weakening from the levels experienced during 2010 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.4 million decrease or increase, respectively, in net income for the successor period October 13 to January 1, 2011.
COMMODITY PRICE RISK
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials — vinyl resin, aluminum, and steel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	45

Consolidated Balance Sheets as of January 1, 2011 (Successor) and January 2, 2010 (Predecessor)	47

Consolidated Statements of Operations	48

October 13, 2010 through January 1, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Years Ended January 2, 2010 and January 3, 2009 (Predecessor)

Consolidated Statements of Member’s Equity / Stockholders’ (Deficit) and Comprehensive Income (Loss)	49

October 13, 2010 through January 1, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Years Ended January 2, 2010 and January 3, 2009 (Predecessor)

Consolidated Statements of Cash Flows	50

October 13, 2010 through January 1, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Years Ended January 2, 2010 and January 3, 2009 (Predecessor)

Notes to Consolidated Financial Statements	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Associated Materials, LLC
We have audited the accompanying consolidated balance sheet of Associated Materials, LLC and subsidiaries (the “Company”) as of January 1, 2011, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the period from October 13, 2010 to January 1, 2011. We have also audited the consolidated balance sheet of AMH Holdings II, Inc. and subsidiaries (the “Predecessor”) as of January 2, 2010, and the related consolidated statements of operations, stockholders’ (deficit) and comprehensive income (loss), and cash flows for the period from January 3, 2010 to October 12, 2010 and the year ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at January 1, 2011, and the results of its operations and its cash flows for the period October 13, 2010 to January 1, 2011, and the financial position of the Predecessor at January 2, 2010, and the results of its operations and its cash flows for the period January 3, 2010 to October 12, 2010 and for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
April 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member of
Associated Materials, LLC
We have audited the accompanying consolidated statements of operations, member's equity / stockholders’ (deficit) and comprehensive income (loss), and cash flows of Associated Materials, LLC and subsidiaries for the year ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Associated Materials, LLC and subsidiaries for the year ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
Akron, Ohio
March 31, 2009

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$13,789	$55,905
Accounts receivable, net of allowance for doubtful accounts of $9,203 at January 1, 2011 and $8,015 at January 2, 2010	118,408	114,355
Inventories	146,215	115,394
Income taxes receivable	3,291	3,905
Deferred income taxes	—	4,921
Prepaid expenses	8,995	8,945

Total current assets	290,698	303,425
Property, plant and equipment, net	137,862	109,037
Goodwill	566,423	231,263
Other intangible assets, net	731,014	96,081
Other assets	29,907	22,323

Total assets	$1,755,904	$762,129

LIABILITIES AND MEMBER’S EQUITY / STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$90,190	$87,580
Accrued liabilities	79,319	73,087
Deferred income taxes	19,989	2,312
Income taxes payable	2,506	1,112

Total current liabilities	192,004	164,091
Deferred income taxes	144,668	36,557
Other liabilities	132,755	61,326
Long-term debt	788,000	675,360
Commitments and contingencies
Convertible preferred stock, $.01 par value	—	150,000
Member’s Equity / Stockholders’ (Deficit)
Member’s equity:
Membership interest	553,507	—
Accumulated other comprehensive income	9,985	—
Accumulated deficit	(65,015)	—

Total member’s equity	498,477	—
Stockholders’ deficit:
Class B common stock, $.01 par value:
Series I; Authorized shares — 2,583,801; issued shares — 500,000	—	5
Series II; Authorized shares — 2,083,801; issued shares — 1,221,076	—	11
Capital in excess of par	—	15
Accumulated other comprehensive loss	—	(7,810)
Accumulated deficit	—	(317,426)

Total stockholders’ deficit	—	(325,205)

Total liabilities and member’s equity / stockholders’ (deficit)	$1,755,904	$762,129

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	October 13, 2010	January 3, 2010
	to	to	Years Ended
	January 1, 2011	October 12, 2010	January 2, 2010	January 3, 2009
	Successor	Predecessor	Predecessor	Predecessor
Net sales	$269,249	$897,938	$1,046,107	$1,133,956
Cost of sales	222,737	658,509	765,691	859,107

Gross profit	46,512	239,429	280,416	274,849
Selling, general and administrative expenses	53,543	159,448	204,610	212,025
Merger costs:
Transaction costs	7,411	38,416	—	—
Transaction bonuses	—	26,231	—	—
Stock option compensation	—	38,014	—	—
Manufacturing restructuring costs	—	—	5,255	1,783

(Loss) income from operations	(14,442)	(22,680)	70,551	61,041
Interest expense, net	16,120	58,759	77,352	82,567
Loss (gain) on debt extinguishment	25,129	(15,201)	(29,665)	—
Foreign currency loss (gain)	771	(184)	(184)	1,809

(Loss) income before income taxes	(56,462)	(66,054)	23,048	(23,335)
Income taxes	8,553	5,220	2,390	53,062

Net income (loss)	$(65,015)	$(71,274)	$20,658	$(76,397)

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY / STOCKHOLDERS’ (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated		Total
					Other	Accumulated	Member’s
			Capital in		Comprehensive	(Deficit) /	Equity/
	Common Stock		Excess	Membership	Income	Retained	Stockholders’
Predecessor	Shares	Amount	Of Par	Interest	(Loss)	Earnings	(Deficit)
Balance at December 29, 2007	1,721,076	$16	$15	$—	$7,179	$(261,687)	$(254,477)

Comprehensive loss:
Net loss		—	—	—	—	(76,397)	(76,397)
Unrecognized prior service cost and net loss, net of tax		—	—	—	(9,377)	—	(9,377)
Foreign currency translation adjustments		—	—	—	(16,615)	—	(16,615)

Total comprehensive loss							(102,389)

Balance at January 3, 2009	1,721,076	16	15	—	(18,813)	(338,084)	(356,866)

Comprehensive income:
Net income		—	—	—	—	20,658	20,658
Unrecognized prior service cost and net gain, net of tax		—	—	—	217	—	217
Foreign currency translation adjustments, net of tax		—	—	—	10,786	—	10,786

Total comprehensive income							31,661

Balance at January 2, 2010	1,721,076	16	15	—	(7,810)	(317,426)	(325,205)

Comprehensive loss:
Net loss		—	—	—	—	(71,274)	(71,274)
Unrecognized prior service cost and net loss, net of tax		—	—	—	(12,663)	—	(12,663)
Foreign currency translation adjustments, net of tax		—	—	—	3,023	—	3,023

Total comprehensive loss		—	—	—		—	(80,914)

Accrued stock options		—	38,014	—	—	—	38,014
Accrued warrants		—	806	—	—	—	806
Excess tax benefit on stock options		—	1,817	—	—	—	1,817

Balance at October 12, 2010	1,721,076	$16	$40,652	$—	$(17,450)	$(388,700)	$(365,482)

Successor
Balance at October 13, 2010		$—	$—	$—	$—	$—	$—
Equity contribution		—	—	553,507	—	—	553,507
Comprehensive loss:
Net loss		—	—	—	—	(65,015)	(65,015)
Unrecognized prior service cost and net gain, net of tax		—	—	—	4,799	—	4,799
Foreign currency translation adjustments		—	—	—	5,186	—	5,186

Total comprehensive loss							(55,030)

Balance at January 1, 2011	—	$—	$—	$553,507	$9,985	$(65,015)	$498,477

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	October 13, 2010	January 3, 2010	Years Ended
	to	to	January 2,	January 3,
	January 1, 2011	October 12, 2010	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$(65,015)	$(71,274)	$20,658	$(76,397)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,498	17,582	22,169	22,698
Deferred income taxes	8,267	4,278	1,444	41,905
Impact of inventory step-up	23,091	—	—	—
Provision for losses on accounts receivable	1,343	3,292	10,363	8,000
Loss on sale or disposal of assets other than by sale	—	43	509	2,060
Loss (gain) on debt extinguishment	25,129	(15,201)	(29,665)	—
Amortization of deferred financing costs	914	3,203	12,843	53,182
Compensation expense related to stock options	—	38,014	—	—
Compensation expense related to warrants	—	806	—	—
Debt accretion	—	201	—	—
Non-cash portion of manufacturing restructuring costs	—	—	5,255	1,577
Amortization of management fee	—	—	500	500
Changes in operating assets and liabilities:
Accounts receivable	42,933	(49,940)	(2,909)	5,679
Inventories	13,128	(41,998)	30,392	(13,532)
Prepaid expenses	(1,258)	1,712	1,326	(391)
Accounts payable	(67,762)	68,507	28,794	(18,517)
Accrued liabilities	(63,501)	69,282	16,861	(8,567)
Income taxes receivable/payable	(98)	(1,204)	(4,416)	(5,370)
Other assets	(32)	(566)	2,315	(1,739)
Other liabilities	222	1,832	2,262	(3,137)

Net cash (used in) provided by operating activities	(72,141)	28,569	118,701	7,951

INVESTING ACTIVITIES
Acquisition, net of assumed debt	(557,591)	—	—	—
Capital expenditures	(5,160)	(10,302)	(8,733)	(11,498)
Proceeds from sale of assets	—	—	—	25

Net cash used in investing activities	(562,751)	(10,302)	(8,733)	(11,473)

FINANCING ACTIVITIES
Net borrowings under ABL facilities	58,000	—	—	—
Net (repayments) borrowings under prior ABL Facility	—	(10,000)	(46,000)	56,000
Repayment of Predecessor long-term debt, including redemption premiums and interest	(719,972)	—	—	—
Repayment of term loan	—	—	—	(61,000)
Excess tax benefit from redemption of options	—	1,817	—	—
Issuance of senior notes	730,000	—	217,514	—
Equity contribution	553,507	—	—	—
Financing costs	(39,211)	(223)	(16,802)	(5,371)
Cash paid to redeem senior notes	—	—	(216,013)	—
Troubled debt interest payments	—	—	(1,037)	—

Net cash provided by (used in) financing activities	582,324	(8,406)	(62,338)	(10,371)
Effect of exchange rate changes on cash and cash equivalents	75	516	1,566	(1,001)

Net (decrease) increase in cash and cash equivalents	(52,493)	10,377	49,196	(14,894)
Cash and cash equivalents at beginning of the period	66,282	55,905	6,709	21,603

Cash and cash equivalents at end of the period	$13,789	$66,282	$55,905	$6,709

Supplemental Information:
Cash paid for interest	$8,729	$60,601	$49,159	$29,402

Cash paid for income taxes	$280	$292	$6,064	$16,860

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
BASIS OF PRESENTATION
Associated Materials, LLC is a wholly owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than a direct or indirect ownership of the membership interest of the Company.
Prior to the Merger (see Note 2) completed on October 13, 2010, the Company was a wholly owned subsidiary of Associated Materials Holdings, LLC, which was a wholly owned subsidiary of AMH Holdings, LLC (“AMH”), which was a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”), which was controlled by affiliates of Investcorp S.A. and Harvest Partners, L.P. Upon completion of the Merger, the Company’s then existing direct and indirect parent companies were merged into the Company.
The financial statements for the period January 3, 2010 to October 12, 2010, and the years ended January 2, 2010 and January 3, 2009 have been presented to reflect the financial results of the Company and its former direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II (together, the “Predecessor”). The financial statements for the period October 13, 2010 to January 1, 2011 have been presented to reflect the financial results of the Company subsequent to the Merger (the “Successor”). The Company’s financial position, results of operations and cash flows prior to the date of the Merger include the activity and results of its former direct and indirect parent companies, which principally consisted of borrowings and related interest expense, and are presented as the results of the Predecessor. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor.
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2010, 2009, and 2008 fiscal years ended on January 1, 2011, January 2, 2010, and January 3, 2009, respectively. The fiscal year ended January 3, 2009 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2008. The fiscal years ended January 1, 2011 and January 2, 2010 included 52 weeks of operations.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, warranties, valuation allowance for deferred tax assets, share-based compensation and pensions and postretirement benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
REVENUE RECOGNITION
The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product. Sales to contractors are recognized either when the contractor receives product directly from the supply centers or when the supply centers deliver the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of the Company’s sales is in the repair and replacement segment of the building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. In 2010, 2009 and 2008, sales to one customer represented approximately 14%, 13% and 11% of total net sales, respectively.
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

	October 13, 2010	January 3, 2010	Years Ended
	to	to	January 2,	January 3,
	January 1, 2011	October 12, 2010	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Balance at beginning of period	$9,471	$8,015	$13,160	$9,363
Provision for losses	1,343	3,292	10,363	8,000
Losses sustained (net of recoveries)	(1,611)	(1,836)	(15,508)	(4,203)

Balance at end of period	$9,203	$9,471	$8,015	$13,160

INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
The Company has a contract with its resin supplier through December 2015 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could also meet its requirements for vinyl resin beyond 2015 on commercially acceptable terms.
PROPERTY, PLANT AND EQUIPMENT
Additions to property, plant and equipment are stated at cost. The cost of maintenance and repairs of property, plant and equipment is charged to operations in the period incurred. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which generally are as follows:

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
As a result of the Merger completed during the fourth quarter of 2010, the Company engaged an independent valuation firm to assist management in the estimation of the fair values of certain tangible and intangible assets. The valuation analyses were based on the definition of fair value as promulgated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157). The analysis was performed as of October 13, 2010, which was the closing date of the Merger.
The valuation analysis considered various valuation approaches, including the income approach, market approach and cost approach. The assets were valued by applying these techniques under the premise of the assets’ values to a prudent investor contemplating retention and use of the assets in an ongoing business. The valuation analysis considered financial and other information from management and various public, financial and industry sources. The valuation analysis required significant judgments and estimates, primarily regarding expected growth rates, royalty rates and discount rates. Expected growth rates were determined based on internally developed projections considering future financial plans of the Company. Royalty rates were estimated based on review of publicly disclosed royalty rates for similar products and based on an analysis of economic profit attributable to the Company’s brands. The discount rates used were estimated based on the Company’s weighted average cost of capital, which considered market assumptions and other risk premiums estimated by the independent valuation firm assisting the Company with the valuation of its intangible assets. Estimates could be materially impacted by factors such as specific industry conditions and changes in growth trends. The assumptions used were management’s best estimates based on projected results and market conditions as of the closing date of the Merger.

GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with ASC 350, Intangibles—Goodwill and Other (formerly SFAS No. 142). The impairment test is conducted using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow model, which considers forecasted operating results discounted at an estimated weighted average cost of capital. The Company usually conducts its impairment test over its goodwill and other intangible assets with indefinite lives at the beginning of the fourth quarter of each year. With the Merger completed near the beginning of the fourth quarter of 2010 and the application of the purchase accounting fair value adjustments recorded during the fourth quarter, an impairment test was not performed as no indicators of impairment were noted during this same time period.
PRODUCT WARRANTY COSTS AND SERVICE RETURNS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors.
As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions the Company believes market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the estimated fair value of the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which is included in the Company’s warranty reserve at the date of the Merger, will be amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. Prior to the Merger, the reserves for future warranty costs were based on management estimates of such future costs. Management believes that the newly adopted actuarial method provides management additional information to base its estimates of the expected future remedy costs and is a preferable method for estimating warranty reserves. The provision for warranties is reported within cost of sales in the consolidated statements of operations.

A reconciliation of warranty reserve activity is as follows for the successor period ended January 1, 2011, the predecessor period ended October 12, 2010 and the years ended January 2, 2010, and January 3, 2009 (in thousands):

	October 13, 2010	January 3, 2010	Years Ended
	to	to	January 2,	January 3,
	January 1, 2011	October 12, 2010	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Balance at beginning of period	$93,387	$33,016	$29,425	$28,684
Provision for warranties issued and changes in estimates for pre-existing warranties	2,599	7,602	9,421	8,658
Claims paid	(1,441)	(5,675)	(6,603)	(6,922)
Foreign currency translation	167	210	773	(995)

Balance at end of period	$94,712	$35,153	$33,016	$29,425

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
DERIVATIVES AND HEDGING ACTIVITIES
In accordance with FASB ASC 815, Derivatives and Hedging (formerly SFAS No. 133), all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss on the accompanying consolidated statements of operations. At January 1, 2011, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at January 1, 2011 was immaterial.
STOCK PLANS
On January 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment,” to account for employee stock-based compensation. SFAS No. 123 (Revised) requires companies that used the minimum value method for pro forma disclosure purposes in accordance with SFAS No. 123 to adopt the new standard prospectively. As a result, the Company continued to account for stock options granted prior to January 1, 2006 using the APB Opinion No. 25 intrinsic value method through October 12, 2010. For stock options granted after January 1, 2006, the Company recognizes expense for all employee stock-based compensation awards using a fair value method in the financial statements over the requisite service period, in accordance with FASB ASC 718, Compensation — Stock Compensation (formerly SFAS No. 123 (Revised)). During 2010, in connection with the Merger, certain options were modified, and all outstanding options were redeemed or cancelled. As a result, the Company recognized stock compensation expense of $38.0 million during 2010. As of January 1, 2011, there were no outstanding stock options which would be accounted for under the intrinsic value method.

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
As a result of the Merger, the Company’s inventory was increased by approximately $23.1 million to reflect fair market value. The impact to the Company’s consolidated statement of operations was an increase to its cost of goods sold of approximately $23.1 million during the successor period October 13, 2010 to January 1, 2011 as the related inventory was sold and replaced by manufactured inventory valued at cost.
Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of selling, general and administrative expenses for each of the years ended January 1, 2011, January 2, 2010, and January 3, 2009 were less than 1% of net sales. Shipping and handling costs included in selling, general and administrative expense totaled approximately $6.1 million for the successor period October 13, 2010 to January 1, 2011 and $21.4 million, $26.4 million and $28.9 million for the predecessor period January 3, 2010 to October 12, 2010, and the years ended January 2, 2010 and January 3, 2009, respectively.
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
In connection with the Merger and the application of purchase accounting, the Company evaluated its operating leases and recorded adjustments to reflect the fair market values of its operating leases. As a result, a favorable lease asset and an unfavorable lease liability were recorded based on the current market analysis. The favorable lease asset and unfavorable lease liability are being amortized over the related remaining lease terms and are reported within lease expense in the consolidated statement of operations beginning October 13, 2010.

MARKETING AND ADVERTISING
The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $2.7 million for the successor period October 13, 2010 to January 1, 2011 and $9.5 million, $12.5 million and $13.2 million for the predecessor period January 3, 2010 to October 12, 2010, and the years ended January 2, 2010 and January 3, 2009, respectively. Marketing materials included in prepaid expenses were $2.5 million and $2.8 million at January 1, 2011 and January 2, 2010, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), which is codified in ASC Topic 805, Business Combinations. This pronouncement provides guidance on pro forma revenue and earnings disclosure requirements for business combinations. Adoption of ASU 2010-29 did not have a material effect on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). This update requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the required provisions of ASU 2010-6 for the period beginning January 3, 2010; however, adoption of this amendment did not have a material impact on the Company’s consolidated financial statements. Refer to Note 17 for further discussion. The Company does not expect the adoption of the remaining provisions of this update to have a material effect on its consolidated financial statements.
2. BUSINESS COMBINATION
On October 13, 2010, AMH II, the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (the “Downstream Mergers,” and together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, the Company is now an indirect wholly-owned subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with H&F. The Merger was completed to provide a liquidity event for the Company’s then indirect parent company and to provide the Company with additional growth opportunities and access to capital in order to capitalize on the long-term growth prospects of the business.

Upon consummation of the Merger, the holders of AMH II equity (including “in-the-money” stock options and warrants outstanding immediately prior to the consummation of the Acquisition Merger), received consideration consisting of approximately $600 million in cash, less (1) $16.2 million paid to affiliates of Harvest Partners and Investcorp in accordance with the management services agreement with Harvest Partners and (2) $26.2 million of transaction bonuses paid to senior management and certain other employees in connection with the Merger. Immediately prior to the consummation of the Merger, all outstanding shares of AMH II preferred stock were converted into shares of AMH II common stock.
In connection with the consummation of the Merger, the Company repaid and terminated the prior ABL Facility and repaid the 20% Senior Notes due 2014 (the “20% notes”). In addition, the Company called and discharged its obligations under the indentures governing the 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) and the 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”). Expenses related to the redemption of the prior ABL Facility and the 20% notes were recorded as a net gain on debt extinguishment of the Predecessor. Expenses related to the redemption of the 9.875% notes and the 11.25% notes were in part recognized as fair value increases to the debt balances in the allocation of purchase price, with the remaining redemption costs in excess of the fair value adjustments totaling $13.6 million recognized as a net loss on debt extinguishment in the Successor’s statement of operations.
The Merger and the repayment of the 9.875% notes, the 11.25% notes and the 20% notes and related expenses were financed with (1) $553.5 million in cash contributed by Parent (which includes $8.5 million invested by management), (2) the issuance of $730.0 million of 9.125% senior secured notes, (3) $73.0 million in cash drawn under the Company’s new $225.0 million asset-based lending facility (the “ABL facilities”) and (4) $45.9 million of cash from the Company’s balance sheet. In connection with the Merger and new debt structure, the Successor paid deferred financing fees of $39.2 million in the period ended January 1, 2011, which included $11.5 million related to an interim financing facility, which was negotiated, but ultimately not utilized and expensed by the Successor in net loss on debt extinguishment in the Successor’s statement of operations.
The Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The goodwill recorded is the result of the ability to earn a higher rate of return from the acquired business than would be expected if the assets had to be acquired or developed separately and will not be deductible for federal income tax purposes. The increase in basis of the acquired assets and assumed liabilities will result in non-cash expenses (income) in future periods, principally related to the step-up in the value of inventory, property, plant and equipment, intangible assets and warranty liability.
The following table summarizes the fair values of the assets acquired and liabilities assumed on October 13, 2010 (in thousands):

Total current assets	$423,548
Property, plant and equipment	137,152
Goodwill	564,072
Other intangible assets	734,100
Other assets	3,504

Total assets acquired	1,862,376

Total current liabilities	310,465
Deferred income taxes	147,796
Other liabilities	140,239
Long-term debt	706,285

Total liabilities assumed	1,304,785

Net assets acquired	$557,591

The allocation of purchase price resulted in $564.1 million in goodwill and $734.1 million in other intangible assets, including $404.0 million of customer base intangibles with estimated useful lives ranging from 11 to 18 years and $330.1 million of marketing-based intangibles with indefinite lives.
In connection with the Merger, the Predecessor incurred certain transaction related costs, including investment banking fees and expenses, legal fees and expenses, sponsor fees payable to the Predecessor’s sponsors and other transaction related expenses, which have been classified as Merger costs in the Predecessor’s statement of operations. In addition, the Predecessor recorded transaction bonuses payable to certain members of management in connection with the completion of the Merger and stock option compensation expense in connection with the Merger related to the modification of certain Predecessor stock options and the fair value of an in-the-money stock option award granted immediately prior to the Merger. The Predecessor also recorded expense related to stock warrants payable as a result of the transaction, which has been classified as a reduction of net sales in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”) in the Predecessor’s statement of operations. The Successor recorded transaction related expenses classified as Merger costs in the Successor’s statement of operations primarily for fees paid on behalf of Merger Sub related to due diligence activities.
Unaudited pro forma operating results of the Company giving effect to the Merger on January 3, 2010 and January 4, 2009 is summarized as follows (in thousands):

	Year Ended
	January 1,	January 2,
	2011	2010
Net sales (1)	$1,167,993	$1,046,107
Net income (loss) (2)	(58,456)	9,041

(1)	Does not include $0.8 million of expense for stock warrants, which were redeemed for cash in connection with the Merger.

(2)	Does not include $143.9 million of non-recurring expenses directly related to the Merger as follows: (i) $38.4 million of Predecessor expenses including investment banking, legal and other expenses; (ii) $7.4 million of Successor expenses primarily including fees paid on behalf of Merger Sub related to due diligence activities; (iii) $26.2 million of transaction bonuses paid to senior management and certain employees in connection with the Merger; (iv) $38.0 million of stock option compensation expense recognized as a result of the modification of certain stock option awards in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger; (v) $0.8 million of expense for stock warrants, which were redeemed for cash in connection with the Merger; (vi) $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting which is non-recurring; (vii) a $15.2 million net gain on debt extinguishment recorded by the Predecessor in connection with the Merger, which was related to the write-off of the troubled debt accrued interest associated with the redemption of the previously outstanding 13.625% notes and the write-off of the financing fees related to the prior ABL Facility; and (viii) a $25.1 million loss on debt extinguishment recorded by the Successor, which is comprised of $13.6 million related to the redemption of the previously outstanding 9.875% notes and 11.25% notes and $11.5 million of expense related to an interim financing facility, which was negotiated but ultimately not utilized, related to financing for the Merger.
3. RELATED PARTIES
In connection with the Merger, and in accordance with the amended and restated management agreement between Harvest Partners and the Company, and the transaction fee sharing agreement between Harvest Partners and Investcorp International Inc. (“III”), the Company paid (1) a transaction fee of $6.5 million and management fees for the remaining term of the amended and restated management agreement, including the cancellation notice period, of $3.2 million to Harvest Partners and (2) a transaction fee of $6.5 million to III. These fees were included in the Predecessor’s statement of operations as Merger costs for the period ended October 12, 2010. In addition, the Company paid $1.1 million to H&F in reimbursement for third party transaction related expenses incurred on behalf of Merger Sub primarily related to due diligence activities, which was recorded in the Successor’s statement of operations as Merger costs for the period ended January 1, 2011.
During the successor period ended January 1, 2011, the Company paid AlixPartners, LLP, a portfolio company of H&F, $2.2 million in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics, which is included in selling, general and administrative expenses.
The Company entered into a management advisory agreement with III for management advisory, strategic planning and consulting services, for which the Company paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee related to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The term of the management advisory agreement ended on December 22, 2009. The Company expensed the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for each of the years ended January 2, 2010 and January 3, 2009, which is included in selling, general and administrative expenses in the consolidated statements of operations.

On November 5, 2009, the Company entered into a financing advisory services agreement with III, which financing advisory services agreement provided for the payment to III of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee, equal to 0.667%, or approximately $1.3 million, of the total proceeds of the offering of the Company’s previously outstanding 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) was paid to III upon the issuance of the 9.875% notes. The fee was capitalized as a debt issuance cost and was recorded within other assets on the consolidated balance sheet.
The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners received an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee was adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.7 million, $0.9 million and $0.9 million of management fees to Harvest Partners for the predecessor period ended October 12, 2010 and the years ended January 2, 2010 and January 3, 2009, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provided that Harvest Partners would receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees were to be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that became payable under the amended management agreement after December 22, 2004 would be shared equally by Harvest Partners and III. On October 13, 2010, upon consummation of the Merger, the amended and restated management agreement with Harvest Partners was terminated.
On November 5, 2009, the Company entered into a financing advisory services agreement with Harvest Partners, which financing advisory services agreement provided for the payment to Harvest Partners of a one-time fee in exchange for certain financing advisory services. In connection with such agreement, a fee equal to 0.333%, or approximately $0.7 million, of the total proceeds of the offering of the Company’s previously outstanding 9.875% notes was paid to Harvest Partners upon the issuance of the 9.875% notes. The fee was capitalized as a debt issuance cost and was recorded within other assets on the consolidated balance sheet.
4. INVENTORIES
Inventories consist of (in thousands):

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
Raw materials	$39,729	$28,693
Work-in-progress	10,746	8,552
Finished goods and purchased products	95,740	78,149

	$146,215	$115,394

5. GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of the Merger completed during the fourth quarter of 2010, the Company engaged an independent valuation firm to assist management in the estimation of the fair values of certain tangible and intangible assets. The valuation analyses were based on the definition of fair value as promulgated in ASC 805, Business Combinations, and ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157).

The Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed resulted in goodwill. Total goodwill was approximately $566.4 million as of January 1, 2011. Goodwill of $231.3 million as of January 2, 2010 consisted of $194.8 million from the April 2002 merger transaction and $36.5 million from the August 2003 acquisition of Gentek. The Company did not recognize any impairment losses of its goodwill during any of the prior periods presented. The impact of foreign currency translation increased the carrying value of goodwill by approximately $2.3 million during the successor period October 13, 2010 to January 1, 2011. None of the Company’s goodwill is deductible for income tax purposes.
The Company’s other intangible assets consist of the following (in thousands):

	January 1, 2011 - Successor				January 2, 2010 - Predecessor
	Average				Average
	Amortization			Net	Amortization			Net
	Period		Accumulated	Carrying	Period		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	(In Years)	Cost	Amortization	Value
Trademarks		$—	$—	$—	15	$28,070	$14,087	$13,983
Patents		—	—	—	10	6,230	4,781	1,449
Customer bases	13	330,915	5,453	325,462	7	5,137	4,498	639

Total amortized intangible assets		330,915	5,453	325,462		39,437	23,366	16,071
Non-amortized trade names		405,552	—	405,552		80,010	—	80,010

Total intangible assets		$736,467	$5,453	$731,014		$119,447	$23,366	$96,081

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets was approximately $5.5 million for the successor period October 13, 2010 to January 1, 2011 and $2.1 million, $3.1 million and $3.2 million for the predecessor period January 3, 2010 to October 12, 2010, and the years ended January 2, 2010 and January 3, 2009, respectively. The foreign currency translation impact of intangibles was less than $0.1 million for the successor period October 13, 2010 to January 1, 2011 and approximately $0.1 million and $0.3 million for the predecessor period January 3, 2010 to October 12, 2010 and the year ended January 2, 2010, respectively. Amortization expense is estimated to be $26.1 million per year for fiscal years 2011, 2012, 2013, 2014 and 2015.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
Land	$15,697	$5,963
Buildings	38,933	59,277
Machinery and equipment	82,516	144,866
Construction in process	5,660	1,099

	142,806	211,205
Less accumulated depreciation	4,944	102,168

	$137,862	$109,037

Due to the application of purchase accounting as a result of the Merger, fair values were assigned to all fixed assets. As a result, the fixed asset values recorded represent the estimated fair values of the assets acquired, and accumulated depreciation was reset to zero as of the date of the Merger. For assets that were assigned fair values as of the date of the Merger, depreciation is provided by the straight-line method over the remaining useful lives, which are as follows:

Building and improvements	1 to 28 years
Computer equipment	2 to 5 years
Machinery and equipment	1 to 25 years
Depreciation expense was approximately $5.0 million for the successor period October 13, 2010 to January 1, 2011 and $15.4 million, $19.1 million and $19.5 million for the predecessor period January 3, 2010 to October 12, 2010, and the years ended January 2, 2010 and January 3, 2009, respectively.
During 2008, the Company enhanced its controls surrounding the physical verification of property, plant and equipment and recorded a $1.8 million loss upon disposal of assets other than by sale. The loss is reported within selling, general and administrative expenses on the accompanying consolidated statement of operations.
7. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
Employee compensation	$20,825	$16,648
Sales promotions and incentives	17,704	14,810
Warranty reserves	7,005	6,415
Employee benefits	5,830	5,769
Interest	14,868	19,397
Taxes other than income	3,949	3,107
Other	9,138	6,941

	$79,319	$73,087

Other liabilities consist of (in thousands):

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
Pensions and other postretirement plans	$36,323	$30,099
Warranty reserves	87,707	26,601
Other	8,725	4,626

	$132,755	$61,326

8. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
9.125% notes	$730,000	$—
9.875% notes	—	197,552
11.25% notes	—	431,000
20% notes	—	36,808
Borrowings under the ABL facilities	58,000	—
Borrowings under the prior ABL Facility	—	10,000

Total long-term debt	$788,000	$675,360

In connection with the consummation of the Merger, the Company repaid and terminated the prior ABL Facility (as defined below) and repaid the 20% notes. In addition, the Company called and discharged its obligations under the indentures governing the 9.875% notes and the 11.25% notes.
The 9.875% notes were redeemed at a price equal to 100% of the outstanding principal amount of $200.0 million, plus accrued and unpaid interest of $9.7 million, plus a “make-whole” premium of $50.3 million. The 11.25% notes were redeemed at a price equal to 103.75% of the $431.0 million in aggregate principal amount outstanding, plus accrued and unpaid interest of $9.6 million. The 20% notes were redeemed at the outstanding principal amount of $15.6 million plus accrued and unpaid interest of $1.4 million.
As a result of these transactions, the Predecessor recorded during the fourth quarter of 2010 a net gain on debt extinguishment of $15.2 million, which primarily consisted of the write-off of the remaining future interest payments for the previously outstanding 20% notes recorded in 2009 in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”), offset by the write-off of deferred financing fees related to the prior ABL Facility. The Successor recorded a loss on debt extinguishment of $25.1 million related to (i) the redemption of the 9.875% notes and the 11.25% notes, which were in part recognized as fair value increases to the debt balances in the allocation of purchase price, with the remaining redemption costs in excess of the fair value adjustments totaling $13.6 million recognized as a net loss on debt extinguishment in the Successor’s statement of operations, and (ii) fees of $11.5 million related to an interim financing facility, which was negotiated in connection with the Merger, but ultimately was not utilized.
9.125% Senior Secured Notes due 2017
On October 13, 2010, Merger Sub and Carey New Finance, Inc. issued $730 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”), which mature on November 1, 2017, pursuant to the Indenture, dated as of October 13, 2010 (the “Indenture”), among Merger Sub, Carey New Finance, Inc. (now known as AMH New Finance, Inc.), a Delaware corporation (“Finance Sub”), the Company and the guarantors named therein and Wells Fargo Bank, National Association, as trustee. Interest on the notes will be paid on May 1st and November 1st of each year, commencing May 1, 2011.
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
Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees will have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly wholly-owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. Such assets are referred to as the “notes collateral.”
In addition, the notes and the guarantees will be secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof. Such assets are referred to as the “ABL collateral.” The notes collateral and the ABL collateral together are referred to as the “collateral.” The bank lenders under the Revolving Credit Agreement have a first-priority lien securing the ABL facilities and other customary liens subject to an intercreditor agreement (the “Intercreditor Agreement”) entered into between the collateral agent under the ABL facilities and the collateral agent under the Indenture and security documents for the notes, until such ABL facilities and obligations are paid in full.
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
Exchange Offer; Registration Rights. The Company and the guarantors have agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the 9.125% notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the 9.125% notes (the “exchange offer”). The Company and the guarantors have agreed to use their commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective, on or prior to the date that is 360 days after October 13, 2010 (the “issue date”). If the Company and the guarantors fail to meet this target (a “registration default”), the annual interest rate on the notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 0.50% per year more than the original level of 9.125%. If the registration default is corrected, the interest rate on the notes will revert to the original level.
As the Company has not yet made an offer to exchange all of its outstanding privately placed 9.125% notes for newly registered 9.125% notes as of the date of this filing, the fair value of the 9.125% notes at January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010.
ABL Facilities
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
As of January 1, 2011, there was $58.0 million drawn under the ABL facilities, and $104.9 million available for additional borrowings. The per annum interest rate applicable to borrowings under the ABL facilities was 4.3% as of January 1, 2011. The weighted average interest rate for borrowings under the ABL facilities for the successor period October 13, 2011 to January 1, 2011 was 3.7%. The weighted average interest rate for borrowings under the prior ABL Facility (as defined below) was 5.1%, 4.2% and 5.6%, respectively, for the predecessor period January 3, 2010 to October 12, 2010 and the years ended January 2, 2010 and January 3, 2009. As of January 1, 2011, the Company had letters of credit outstanding of $7.8 million primarily securing deductibles of various insurance policies.
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
Prior ABL Facility
The Company’s prior ABL Facility (the “prior ABL Facility”) provided for a senior secured asset-based revolving credit facility of up to $225.0 million, comprised of a $165.0 million U.S. facility and a $60.0 million Canadian facility, in each case subject to borrowing base availability under the applicable facility. On October 13, 2010, as a part of the Merger, the Company repaid and terminated the prior ABL Facility and entered into the ABL facilities (see “ABL facilities” above).
9.875% Senior Secured Second Lien Notes due 2016
In June 2009, the Company issued $20.0 million of its previously outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”) in a private placement to certain institutional investors as part of a note exchange by AMH II described below. Net proceeds were approximately $15 million from the issuance of the 15% notes, net of funding fees and other transaction expenses.
On November 5, 2009, the Company issued in a private offering $200.0 million of its 9.875% Senior Secured Second Lien Notes due 2016. In February 2010, the Company completed the offer to exchange all of its outstanding privately placed 9.875% Senior Secured Second Lien Notes due 2016 for newly registered 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”). The 9.875% notes were issued by the Company and Associated Materials Finance, Inc., a wholly owned subsidiary of the Company. The 9.875% notes were originally issued at a price of 98.757%. The net proceeds from the offering were used to redeem the Company’s then outstanding 9 3/4% Senior Subordinated Notes due 2012 (the “9.75% notes”) and its then outstanding 15% Senior Subordinated Notes due 2012 (the “15% notes”) and to pay fees and expenses related to the offering. In connection with the redemption, the Company also discharged the indentures related to such notes. The redemption was accomplished, effective upon closing of the offering of the 9.875% notes, by a deposit with the relevant trustees of funds sufficient to redeem the 9.75% notes and the 15% notes at a redemption price of 101.625% and 101%, respectively. Such funds were used to redeem the 9.75% notes and the 15% notes on December 7, 2009. As a result of these transactions, the Company recorded a loss on debt extinguishment of approximately $8.8 million, which primarily consisted of call premiums of approximately $2.9 million, interest from November 5, 2009 to December 7, 2009 (the redemption date of the 9.75% notes and the 15% notes) of approximately $1.6 million and the write-off of the remaining unamortized financing costs of approximately $4.2 million related to the Company previously outstanding 9.75% notes and 15% notes.
At January 2, 2010, the accreted balance of the 9.875% notes, net of the original issue discount, was $197.6 million. Interest on the 9.875% notes was payable semi-annually in arrears on May 15th and November 15th of each year, commencing May 15, 2010. During 2009, scheduled semi-annual interest payments on the 9.75% notes were made on April 15th and October 15th, and scheduled quarterly interest payments on the 15% notes were made on July 15th and October 15th. During 2010, scheduled semi-annual interest payments on the 9.875% notes were made on May 14, 2010. On October 13, 2010, in connection with the Merger, the Company redeemed the 9.875% notes and discharged the indenture related thereto.

The fair value of the 9.875% notes was $197.5 million at January 2, 2010 and was based upon the pricing determined in the private offering of the 9.875% notes at the time of issuance in November 2009.
11.25% Senior Discount Notes due 2014
In March 2004, AMH issued $446.0 million in aggregate principal amount at maturity of its previously outstanding 11.25% Senior Discount Notes due 2014 (the “11.25% notes”). Prior to March 1, 2009, interest accrued at a rate of 11.25% per annum on the 11.25% notes in the form of an increase in the accreted value of the 11.25% notes. Since March 1, 2009, cash interest accrued at a rate of 11.25% per annum on the 11.25% notes and was payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment of cash interest under the 11.25% notes paid on September 1, 2009. During the second quarter of 2009, AMH II purchased $15.0 million par value of AMH’s 11.25% notes directly from the 11.25% noteholders with funds loaned from the Company for approximately $5.9 million. In exchange for the purchased 11.25% notes, AMH II was granted additional equity interests in AMH. As a result, AMH recorded a gain on debt extinguishment of $8.9 million for the year ended January 2, 2010. On October 13, 2010, as a part of the Merger, AMH redeemed the 11.25% notes and discharged the indenture related thereto.
The fair value of the 11.25% notes at January 2, 2010 was $415.9 million, based upon their then quoted market price.
20% Senior Notes due 2014
In connection with a December 2004 recapitalization transaction, AMH II was formed and AMH II subsequently issued $75 million of the previously outstanding 13.625% Senior Notes due 2014 (the “13.625% notes”). In June 2009, AMH II entered into an exchange agreement pursuant to which it paid $20.0 million in cash and issued $13.066 million original principal amount of its 20% Senior Notes due 2014 (the “20% notes”) in exchange for all of its outstanding 13.625% notes. Interest on AMH II’s 20% notes was payable in cash semi-annually in arrears or was to be added to the then outstanding principal amount of the 20% notes and paid at maturity on December 1, 2014. In accordance with the principles described in FASB ASC 470-60, Troubled Debt Restructurings by Debtors (“ASC 470-60”), AMH II recorded a troubled debt restructuring gain of approximately $19.2 million during the second quarter of 2009. In November 2009, the Company redeemed its 15% notes that were issued in June 2009. As a result of applying ASC 470-60 on a consolidated basis, AMH II recorded an additional debt restructuring gain of $10.3 million during the fourth quarter of 2009. The additional gain primarily consisted of the write-off of all future accrued interest of the 15% notes that were redeemed in connection with the Company issuance of its 9.875% notes. As of January 2, 2010, AMH II had recorded liabilities for the $13.066 million original principal amount and $23.7 million of accrued interest related to all future interest payments on its 20% notes in accordance with ASC 470-60. On October 13, 2010, as a part of the Merger, AMH II redeemed the 20% notes and discharged the indenture related thereto.
The Company estimated the fair value of the 20% notes at January 2, 2010 was approximately $6.5 million based upon market and income approach valuations estimated by an external source. The fair value of the 20% notes was measured using Level 3 unobservable inputs, which is the lowest level of input that is significant to the fair value measurement.
9. COMMITMENTS AND CONTINGENCIES
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2011	$33,231
2012	27,830
2013	23,157
2014	17,706
2015	10,349
Thereafter	20,703

Total future minimum lease payments	$132,976

Lease expense was approximately $8.3 million for the successor period October 13, 2010 to January 1, 2011 and $30.5 million, $38.2 million and $37.2 million for the predecessor period January 3, 2010 to October 12, 2010, and the years ended January 2, 2010 and January 3, 2009, respectively. The Company’s facility lease agreements typically contain renewal options.
As of January 1, 2011, approximately 19% of the Company’s employees are covered by collective bargaining agreements. On November 1, 2010, the union contract covering the hourly production employees at our West Salem, Ohio manufacturing facility expired. The terms under this labor agreement are subject to renegotiation every three years. The hourly production employees have agreed to continue to work under the terms of the expired contract while contract negotiations continue. The union contract for our Pointe Claire, Quebec manufacturing facility, which expired November 15, 2010, was recently renegotiated and became effective retroactive to the former expiration date and now expires November 15, 2013.
The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, after giving effect to its existing insurance coverage, is expected to have a material adverse effect on its financial position, results of operations or liquidity. From time to time, the Company is also involved in proceedings and potential proceedings relating to environmental and product liability matters.
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
On September 20, 2010, Associated Materials, LLC and its subsidiary, Gentek Building Products, Inc., were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al. The initial complaint was filed by three individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed to adequately honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. The Company has filed a motion to dismiss and plans to vigorously defend this action, on the merits and by opposing class certification. The Company cannot currently estimate the amount of liability that may be associated with this matter.
Other environmental claims and product liability claims are administered in the ordinary course of business and the Company maintains pollution and remediation and product liability insurance covering certain types of claims. Although it is difficult to estimate the Company’s potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.

10. INCOME TAXES
Income tax expense for the periods presented consists of (in thousands):

	October 13, 2010		January 3, 2010
	to		to		Years Ended
	January 1, 2011		October 12, 2010		January 2, 2010		January 3, 2009
	Successor		Predecessor		Predecessor		Predecessor
	Current	Deferred	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$—	$10,036	$(3,218)	$452	$(5,401)	$(803)	$2,806	$36,130
State	92	66	477	(2,060)	1,680	(17)	101	5,787
Foreign	194	(1,835)	3,683	5,886	4,667	2,264	8,250	(12)

	$286	$8,267	$942	$4,278	$946	$1,444	$11,157	$41,905

(Loss) income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($50.8) million and ($5.7) million, respectively, for the successor period October 13, 2010 to January 1, 2011 and ($98.4) million and $32.3 million for the predecessor period January 3, 2010 to October 12, 2010. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($2.6) million and $25.6 million, respectively, for the year ended January 2, 2010. Income (loss) before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($51.7) million and $28.4 million, respectively, for the year ended January 3, 2009.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	January 1,	January 2,
	2011	2010
	Successor	Predecessor
Deferred income tax assets:
Medical benefits	$2,091	$2,152
Allowance for doubtful accounts	4,038	3,322
Pension and other postretirement plans	10,085	8,377
Inventory costs	1,635	1,397
Interest	—	79,286
Warranty costs	35,355	11,712
Net operating loss carryforwards	119,076	—
Foreign tax credit carryforwards	8,427	8,427
Accrued expenses and other	14,911	5,344

Total deferred income tax assets	195,618	120,017
Valuation allowance	(29,460)	(62,391)

Net deferred income tax assets	166,158	57,626

Deferred income tax liabilities:
Depreciation	28,230	22,657
Intangible assets	258,425	37,117
Tax liability on unremitted foreign earnings	4,157	7,346
Gain on debt extinguishment	23,398	21,203
Other	16,605	3,251

Total deferred income tax liabilities	330,815	91,574

Net deferred income tax liabilities	$(164,657)	$(33,948)

As of January 1, 2011, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $276.3 million and foreign tax credit carryforwards of $8.4 million. The U.S. NOL carryforwards expire in years 2029 through 2030 and the foreign tax credit carryforwards expire in years 2016 through 2017. In addition, the Company has tax benefits related to state NOLs of $15.1 million, which expire in the years 2014 through 2029.
The Company has valuation allowances as of January 1, 2011 and January 2, 2010 of $29.5 million and $62.4 million, respectively, against its deferred tax assets. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. After reviewing all available positive and negative evidence as of January 1, 2011 and January 2, 2010, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets. The net valuation allowance provided against these U.S. net deferred tax assets during 2010 decreased by $32.9 million. Of this amount, $38.5 million was recorded as an increase in the current year provision for income taxes and ($71.4) million was recorded as a decrease in goodwill. The Company reviews all valuation allowances related to deferred tax assets and will reverse these valuation allowances, partially or totally, when, and if, appropriate under ASC 740.
The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	October 13, 2010	January 3, 2010	Years Ended
	to	to	January 2,	January 3,
	January 1, 2011	October 12, 2010	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	3.3	4.4	4.1	(0.1)
Tax liability on remitted and unremitted foreign earnings	4.2	(36.8)	6.9	(10.2)
Foreign rate differential	(0.6)	2.3	(3.4)	3.3
Valuation allowance	(53.2)	(9.0)	(38.8)	(255.2)
Non-deductible merger transaction costs	(3.2)	(3.3)	—	—
Other	(0.6)	(0.5)	6.6	(0.2)

Effective rate	(15.1)%	(7.9)%	10.4%	(227.4)%

The Company intends to remit all post 2004 earnings of its foreign subsidiary to the U.S. parent. The Company recorded approximately $2.4 million for the successor period October 13, 2010 to January 1, 2011 and $24.3 million for the predecessor period January 3, 2010 to October 12, 2010, for the estimated U.S. income tax liability on the post 2004 earnings of its foreign subsidiary, which will become payable when dividends are declared and paid to the U.S. parent. The cumulative amount of unremitted earnings prior to January 1, 2005 of the Company’s foreign subsidiary was $19.3 million as of January 1, 2011, which the Company has deemed indefinitely reinvested in its foreign operations, and as a result, no provision has been made for U.S. income taxes. The repatriation of these funds would result in approximately $1.0 million of incremental income tax expense.

A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	October 13, 2010	January 3, 2010
	to	to	January 2,	January 3,
	January 1, 2011	October 12, 2010	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Unrecognized tax benefits, beginning of year	$2,775	$964	$914	$513
Gross increases for tax positions of prior years	—	—	50	914
Gross increases for tax positions of the current year	1,690	2,140	—	—
Gross decreases for tax positions of prior years	—	—	—	—
Settlements	—	(329)	—	(513)

Unrecognized tax benefits, end of year	$4,465	$2,775	$964	$914

As of January 1, 2011 and January 2, 2010, the Company recorded $0.2 million and $0.3 million, respectively, of accrued interest related to uncertain tax positions.
As of January 1, 2011, the Company is subject to U.S. federal income tax examinations for the tax years 2007 through 2009, and to non-U.S. income tax examinations for the tax years of 2005 through 2009. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2009. The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $3.6 million and $0.9 million as of January 1, 2011 and January 2, 2010, respectively. The Company is currently undergoing examinations of its non-U.S. federal and certain state income tax returns. The final outcome of these examinations are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity.
The Company and its subsidiaries are included in the consolidated income tax returns filed by AMH Investment Holdings Corp., its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. As of January 1, 2011, the Company had a receivable from AMH Investment Holdings Corp. totaling approximately $3.2 million related primarily to amounts owed under this tax sharing agreement.
11. PREFERRED STOCK
As of January 2, 2010, the Predecessor had 500,000 shares of issued and outstanding shares of voting convertible preferred stock and 1,614,019 shares of non-voting convertible preferred stock. The voting convertible preferred stock was convertible into Class A common stock (voting) and the non-voting convertible preferred stock was convertible into Class A common stock (non-voting) at any time at the option of the preferred stock holders. The voting convertible preferred stock had the same voting rights as the Class B voting common stock. Dividends do not accrue to the convertible preferred stock, and there is a liquidation preference over the Class B common stock equal to the issue price of $150 million less any previously paid priority dividends and less the proceeds of any previous redemptions or repurchases of preferred stock. Upon the occurrence of a sale of the business, holders of preferred stock had the right to require the Company to repurchase such preferred stock for cash in an amount equal to the retained liquidation preference plus all declared and unpaid dividends other than priority dividends. Immediately prior to the Merger, the voting convertible preferred stock converted into Class A common stock (voting) and the non-voting convertible preferred stock converted into Class A common stock (non-voting). In connection with the Merger, both classes of stock were redeemed and cancelled.
12. MEMBER’S EQUITY / STOCKHOLDERS’ (DEFICIT)
As discussed in Note 1, as a result of the Merger completed on October 13, 2010, the Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of Parent, which is controlled by investment funds affiliated with H&F. The Successor’s membership interest primarily consists of $553.5 million of cash contributions from Holdings.
At January 2, 2010, 500,000 shares of Predecessor Class B voting common stock and 1,221,076 shares of Predecessor Class B non-voting common stock were issued and outstanding. No shares of Predecessor Class A common stock were issued and outstanding.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Pension	Foreign Currency	Accumulated
	Liability	Translation	Other
	Adjustments,	Adjustments,	Comprehensive
	Net of Tax	Net of Tax	Income (Loss)
Predecessor
December 29, 2007	$(12,463)	$19,642	$7,179
Net change through January 3, 2009	(9,377)	(16,615)	(25,992)

January 3, 2009	(21,840)	3,027	(18,813)
Net change through January 2, 2010	217	10,786	11,003

January 2, 2010	(21,623)	13,813	(7,810)
Net change through October 12, 2010	(12,663)	3,023	(9,640)

October 12, 2010	$(34,286)	$16,836	$(17,450)

Successor
October 13, 2010	$—	$—	$—
Net change through January 1, 2011	4,799	5,186	9,985

January 1, 2011	$4,799	$5,186	$9,985

13. STOCK PLANS
All of the outstanding options to acquire shares of the Company’s then direct and indirect parent companies’ common stock issued pursuant to the Predecessor’s equity plans (except those options that were subject to vesting solely upon the achievement of certain internal rates of return in their investment in the Predecessor by our previous investors) became vested immediately prior to the Merger. Each vested option was redeemed for an amount of cash equal to the product of (1) the number of shares of common stock subject to each option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 over the exercise price per share of common stock subject to such option. Total cash paid to redeem outstanding options and warrants in connection with the Merger was $43.9 million, which is included in the Successor’s statement of cash flows as part of the acquisition in investing activities. The remaining unvested options under the Predecessor’s equity plans were cancelled in exchange for a nominal payment. In addition, immediately prior to the Merger, certain of the option awards were modified to eliminate provisions which caused variability in the number of shares underlying the options. In accordance with FASB ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company determined the fair value of the options at the date of modification and recognized stock compensation expense for the amounts in excess of previously recorded amounts. The fair value of the modification, along with the fair value of an in-the-money stock option award granted to the Company’s Chief Executive Officer immediately prior to the Merger, totaled $38.0 million, which was recorded in the Predecessor’s statement of operations during the fourth quarter of 2010.
On October 13, 2010, the Board of Directors of Parent adopted the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan is an incentive compensation plan that permits grants of equity-based compensation awards to employees and consultants of the Parent and its subsidiaries. Awards under the 2010 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock awards and stock appreciation rights. The maximum number of shares reserved for the grant or settlement of awards under the 2010 Plan is 6,150,076 shares of Parent common stock, subject to adjustment in the event of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, or any extraordinary dividend or other similar corporate transaction. Any shares subject to awards which terminate or lapse without payment of consideration may be granted again under the 2010 Plan. In the event of a change in control, Parent’s Compensation Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards.

Through January 1, 2011, Parent granted options to purchase 5.9 million shares of Parent’s common stock at exercise prices at or above the fair market value of such stock on the date of grant. Each option holder was granted awards with time-based vesting and performance-based vesting provisions. The time-based options vest with respect to 20% of the shares on each anniversary of grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined in the 2010 Plan. The performance-based options vest based on the achievement of pre-established Adjusted EBITDA targets with respect to 20% of the shares per year over a 5 year period, or if the target for a given year is not achieved, the option may vest if the applicable Adjusted EBITDA target is achieved in the next succeeding year. In addition, the performance-based options also provide that in the event of a change in control, that portion of the option that was scheduled to vest in the year in which the change in control occurs and in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering of Parent’s common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger receive a three times return on their initial cash investment in Parent. Each option award has a contractual life of 10 years. As of January 1, 2011, no options outstanding under the plan are exercisable. Stock option activity during the year ended January 1, 2011 is summarized below:

		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(years)
Predecessor
Options outstanding January 2, 2010	347,671	$6.58
Granted under Predecessor equity plans	20,998	1.00
Redeemed for cash	(342,451)	5.87
Forfeited	(5,324)	3.63
Cancelled	(20,894)	13.33

Options outstanding October 12, 2010	—	$—	—

Successor
Options outstanding October 13, 2010	—	$—
Granted under 2010 Plan	5,873,948	17.50
Exercised	—	—

Options outstanding January 1, 2011	5,873,948	$17.50	9.8

Options exercisable January 1, 2011	—	$—	—

The following table summarizes the Company’s non-vested stock option award activity for the year ended January 1, 2011:

		Weighted
		Average
		Grant Date Fair
	Shares	Value Per Share
Predecessor
Nonvested at January 2, 2010	305,599	$—
Granted	20,998	87.53
Vesting based on time	(19,406)	—
Vesting in connection with Merger	(288,512)	6.37
Forfeited	(4,959)	—
Cancelled	(13,720)	—

Nonvested at October 12, 2010	—	$—

Successor
Nonvested at October 13, 2010	—	$—
Granted	5,873,948	3.88
Vested	—	—
Forfeited	—	—

Nonvested at January 1, 2011	5,873,948	$3.88

The fair value of the options granted during 2010, 2009 and 2008 was estimated at the date of the grant using the Black-Scholes model. The weighted average assumptions and fair value of the options were as follows:

	October 13, 2010	Years Ended
	to	January 2,	January 3,
	January 1, 2011	2010	2009
	Successor	Predecessor	Predecessor
Dividend yield	0.0%	0.0%	0.0%
Annual risk free rate	2.17%	3.37%	3.46%
Expected life of options (years)	8.37	6.0	6.5
Volatility	52.3%	49.1%	39.0%
Weighted average fair value of options granted per share	$3.88	$0.00	$0.00
The expected dividend yield is based on Parent’s historical and expected future dividend policy. The annual risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected lives of the awards are based on historical exercise patterns and the terms of the options. Due to the fact that the common shares of both the Predecessor’s then indirect parent company and the Parent have not and do not trade publicly, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. Certain options were granted by the Predecessor during 2010 immediately prior to the Merger. Compensation cost associated with these awards was recognized in the Predecessor’s statement of operations at intrinsic value, which was assumed to approximate the grant date fair value.
During 2010, as a result of a modification to certain Predecessor stock option grants, and the grant of an in-the-money stock option award to the Company’s Chief Executive Officer immediately prior to the Merger, the Company recognized compensation cost associated with the Company’s stock compensation plans of $38.0 million. The stock underlying the options awarded by the Successor is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the right of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by Parent, which is only likely to occur upon a liquidity event, change in control or IPO. As of January 1, 2011, there was $22.8 million of unrecognized compensation cost related to Parent’s stock options granted under the 2010 Plan. There was no compensation cost related to Parent’s stock compensation plans recorded during 2009 and 2008 by the Predecessor.

14. MANUFACTURING RESTRUCTURING COSTS
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
The following is a reconciliation of the manufacturing restructuring liability (in thousands):

	October 13, 2010	January 3, 2010	Year Ended
	to	to	January 2,
	January 1, 2011	October 12, 2010	2010
	Successor	Predecessor	Predecessor
Beginning liability	$4,728	$5,036	$—
Additions	—	—	5,332
Reclass of related lease obligations	—	389	—
Accretion of related lease obligations	89	295	76
Payments	(234)	(992)	(372)

Ending liability	$4,583	$4,728	$5,036

Of the remaining restructuring liability as of January 1, 2011, approximately $1.3 million is expected to be paid in 2011. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
15. EMPLOYEE TERMINATION COSTS
On December 21, 2010, the Company announced that Robert M. Franco, President of AMI Distribution for the Company, would be leaving the Company effective March 31, 2011. The Company accrued $1.4 million for separation costs, including payroll taxes and certain benefits, in the successor period ended January 1, 2011 related to the termination of Mr. Franco. Payments for Mr. Franco’s separation costs will be paid beginning April 2011 through March 2013.
Throughout 2009, due to economic conditions and as a cost control measure, the Company reduced its workforce and placed a number of employees on temporary lay-off status. During the second and third quarters of 2009, several of these employees were re-instated to an active status. During the third quarter of 2009, the Company determined it would not recall the remaining employees. As a result, the Company recorded a one-time charge of $1.2 million in employee termination costs for the fiscal year ended January 2, 2010 within selling, general and administrative expense in the consolidated statements of operations. Payments of approximately $0.7 million were made during 2009 to the former employees, with the remaining liability of $0.5 million paid in 2010.

16. BUSINESS SEGMENTS
The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from customers outside the United States was approximately $48 million for the successor period October 13, 2010 to January 1, 2011, and $210 million, $228 million and $249 million for the predecessor period January 3, 2010 to October 12, 2010 and years 2009 and 2008, respectively, and was primarily derived from customers in Canada. The Company’s remaining revenue totaling $221 million for the successor period October 13, 2010 to January 1, 2011, and $688 million, $818 million and $885 million for the predecessor period January 3, 2010 to October 12, 2010 and years 2009 and 2008, respectively, was derived from U.S. customers. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	October 13, 2010	January 3, 2010	Years Ended
	to	to	January 2,	January 3,
	January 1, 2011	October 12, 2010	2010	2009
	Successor	Predecessor	Predecessor	Predecessor
Vinyl windows	$118,778	$316,102	$389,293	$380,260
Vinyl siding products	41,504	181,904	210,212	254,563
Metal products	35,226	147,321	167,749	213,163
Third-party manufactured products	55,511	196,587	210,806	210,633
Other products and services	18,230	56,024	68,047	75,337

	$269,249	$897,938	$1,046,107	$1,133,956

At January 1, 2011, long-lived assets totaled approximately $47.2 million in Canada and $90.7 million in the U.S. At January 2, 2010, those amounts were $33.9 million and $75.1 million, respectively.
17. RETIREMENT PLANS
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
The Company’s Alside division also sponsors an unfunded post-retirement healthcare plan which covers hourly workers at its former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. The annual cost of this plan was approximately $0.2 million, $0.3 million and $0.3 million for the years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively. The accumulated post-retirement benefit obligation associated with this plan was approximately $4.5 million and $4.6 million at January 1, 2011 and January 2, 2010, respectively. In determining the benefit obligation at January 1, 2011 and January 2, 2010, a discount rate of 4.80% and 5.28%, respectively, was assumed. The assumed health care cost trend rates at January 1, 2011 for 2010 were 8.0% for medical claims, 5.0% for dental claims and 8.0% for prescription drugs claims, with an ultimate trend rate for medical, dental and prescription drugs claims of 5.0% by 2017, 2011 and 2017, respectively. A 1% increase or decrease in the assumed health care cost trend rates would have resulted in a $0.4 million increase or decrease of the accumulated post-retirement benefit obligation at January 1, 2011.

81

Information regarding the Company’s defined benefit pension plans is as follows (in thousands):

	October 13, 2010		January 3, 2010
	to		to		Year Ended
	January 1, 2011		October 12, 2010		2009
	Successor		Predecessor		Predecessor
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Accumulated Benefit Obligation	$59,435	$60,465	$64,061	$58,148	$55,107	$54,978

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of period	$64,061	$66,620	$55,243	$54,978	$51,093	$39,218
Service cost	165	560	567	1,568	572	1,440
Interest cost	647	809	2,447	2,801	3,127	3,205
Plan amendments	—	—	—	—	—	267
Actuarial (gain) loss	(4,685)	(870)	8,223	5,676	3,257	6,458
Employee contributions	—	101	—	317	—	360
Benefits paid	(753)	(962)	(2,419)	(1,182)	(2,806)	(2,767)
Effect of foreign exchange	—	861	—	2,462	—	6,797

Projected benefit obligation at end of period	59,435	67,119	64,061	66,620	55,243	54,978

Change In Plan Assets
Fair value of assets at beginning of period	$40,383	$51,892	$38,440	$47,475	$31,946	$34,768
Actual return on plan assets	1,934	1,473	2,988	593	7,513	5,858
Employer contributions	474	803	1,374	2,707	1,787	3,318
Employee contributions	—	101	—	317	—	360
Benefits paid	(753)	(962)	(2,419)	(1,182)	(2,806)	(2,767)
Effect of foreign exchange	—	676	—	1,982	—	5,938

Fair value of assets at end of period	42,038	53,983	40,383	51,892	38,440	47,475

Funded status	$(17,397)	$(13,136)	$(23,678)	$(14,728)	$(16,803)	$(7,503)

Amounts Recognized in Consolidated Balance Sheets
Non-current liabilities	$(17,397)	$(13,136)	$(23,678)	$(14,728)	$(16,803)	$(7,503)

The weighted average assumptions used to determine benefit obligations are as follows:

	October 13, 2010		January 3, 2010
	to		to		Year Ended
	January 1, 2011		October 12, 2010		2009
	Successor		Predecessor		Predecessor
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	5.31%	5.40%	4.70%	5.30%	5.77%	6.25%
Salary increases	N/A	3.50%	N/A	3.50%	3.75%	3.50%

The related weighted average assumptions used to determine net periodic pension cost are as follows:

	October 13, 2010		January 3, 2010
	to		to		Years Ended
	January 1, 2011		October 12, 2010		2009		2008
	Successor		Predecessor		Predecessor		Predecessor
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	4.70%	5.30%	5.77%	6.25%	6.28%	7.36%	5.94%	5.50%
Long-term rate of return on assets	8.00%	7.00%	8.00%	7.00%	8.50%	7.00%	8.50%	7.00%
Salary increases	N/A	3.50%	3.75%	3.50%	3.75%	3.50%	3.75%	3.50%
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
The discount rate for the Company’s foreign plans was selected on the same basis as described above for the domestic plans, except that the discount rate was evaluated using the spot rates generated by a Canadian corporate AA bond yield curve.
Included in accumulated other comprehensive income at January 1, 2011 are net actuarial gains of approximately $4.7 million, which is net of tax of $2.8 million associated with the Company’s pension and other postretirement plans. Included in accumulated other comprehensive loss at January 2, 2010 are net actuarial losses of approximately $20.9 million, which is net of tax of $8.1 million, and prior service costs of approximately $0.7 million, which is net of tax of $0.4 million, associated with the Company’s pension and other postretirement plans. Included in accumulated other comprehensive loss at January 3, 2009 are net actuarial losses of approximately $21.2 million, which is net of tax of $7.0 million, and prior service costs of approximately $0.6 million, which is net of tax of $0.3 million, associated with the Company’s pension and other postretirement plans. Less than $0.1 million of net actuarial gains included in accumulated other comprehensive income are expected to be recognized in net periodic pension cost during the 2011 fiscal year.
As of result of the Merger and the application of purchase accounting, the pension plans were adjusted to record all unrecognized prior service costs and cumulative net loss amounts. The net periodic pension cost for the successor period from October 13, 2010 through January 1, 2011, and the predecessor periods ended October 12, 2010, January 2, 2010, and January 3, 2009 are as follows (in thousands):

	October 13, 2010		January 3, 2010
	to		to		Years Ended
	January 1, 2011		October 12, 2010		2009		2008
	Successor		Predecessor		Predecessor		Predecessor
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$165	$560	$567	$1,568	$572	$1,440	$574	$2,073
Interest cost	647	809	2,447	2,801	3,127	3,205	2,972	3,003
Expected return on assets	(688)	(836)	(2,364)	(2,695)	(2,687)	(2,701)	(3,477)	(3,514)
Amortization of unrecognized:
Prior service cost	—	—	23	35	30	40	30	31
Cumulative net loss	—	—	1,003	151	1,512	58	572	96

Net periodic pension cost	$124	$533	$1,676	$1,860	$2,554	$2,042	$671	$1,689

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
The fair values of the Company’s domestic pension plans as of December 31, 2010 by asset category are as follows (in thousands):

	December 31, 2010
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities	$27,637	$—	$—	$27,637
Mutual Funds	—	5,166	—	5,166
Government Securities	—	7,972	—	7,972
Money Funds	—	1,230	—	1,230
Cash	33	—	—	33

Total	$27,670	$14,368	$—	$42,038

The fair values of the Company’s domestic pension plans as of December 31, 2009 by asset category are as follows (in thousands):

	December 31, 2009
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities	$25,232	$—	$—	$25,232
Mutual Funds	—	4,447	—	4,447
Government Securities	—	6,530	—	6,530
Money Funds	—	2,177	—	2,177
Cash	54	—	—	54

Total	$25,286	$13,154	$—	$38,440

The fair values of the Company’s foreign pension plans as of December 31, 2010 by asset category are as follows (in thousands):

	December 31, 2010
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Pooled Funds	$—	$53,717	$—	$53,717
Cash	266	—	—	266

Total	$266	$53,717	$—	$53,983

The fair values of the Company’s foreign pension plans as of December 31, 2009 by asset category are as follows (in thousands):

	December 31, 2009
	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets/Liabilities	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Pooled Funds	$—	$47,162	$—	$47,162
Cash	313	—	—	313

Total	$313	$47,162	$—	$47,475

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

Mutual Funds and Government Securities
Mutual funds and government securities classified as Level 2 investments primarily include government debt securities and bonds. The valuation of investments classified as Level 2 was determined using a market approach based upon quoted prices for similar assets and liabilities in active markets based on pricing models which incorporate information from market sources and observed market movements.
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
Estimated future benefit payments are as follows (in thousands):

	Domestic	Foreign
	Plans	Plans
2011	$2,674	$2,206
2012	2,901	2,162
2013	3,071	2,804
2014	3,230	2,757
2015	3,409	2,785
2016 — 2020	19,051	17,397
The Company expects to make $4.1 million and $6.1 million of contributions to the Domestic and Foreign Plans, respectively, in 2011. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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

Considering fiscal 2010 results, the table below provides a sensitivity analysis of the impact the significant assumptions would have on fiscal 2011 pension expense and funding requirements (in thousands):

	Percentage	Effect on Fiscal Year 2011
	Point	Annual	Cash
Assumption	Change	Expense	Contributions
Domestic Plans
Funding interest rate	+/- 100 basis point	$0 / $0	$0 / $0
Discount rate	+/- 100 basis point	170 /(249)	0 / 0
Long-term rate of return on assets	+/- 100 basis point	(424) / 423	0 / 0

Foreign Plans
Funding interest rate	+/- 100 basis point	$0 / $0	$(467) / $610
Discount rate	+/- 100 basis point	(444) / 526	0 / 0
Long-term rate of return on assets	+/- 100 basis point	(560) / 560	0 / 0
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions up to 3.5% of eligible compensation in both the United States and Canada, depending on length of service and levels of contributions. In April 2009, the Company temporarily suspended its matching contribution to the defined contribution plans as a result of the Company’s cost savings initiatives to mitigate the effect of the poor market and economic conditions. The Company reinstated its matching contribution effective January 1, 2011. The Company’s pre-tax contributions to its defined contribution plans were approximately $0.0 million for the successor period October 13, 2010 to January 1, 2011, and $0.0 million, $0.9 million, and $2.8 million for the predecessor period January 3, 2010 to October 12, 2010 and the years ended January 2, 2010 and January 3, 2009, respectively.
18. SUBSIDIARY GUARANTORS
The Company’s payment obligations under its 9.125% notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis, by its domestic wholly owned subsidiaries, Gentek Holdings, LLC and Gentek Building Products, Inc. AMH New Finance, Inc. (formerly Carey New Finance, Inc.) is a co-issuer of the 9.125% notes and is a domestic wholly owned subsidiary of the Company having no operations, revenues or cash flows for the periods presented.
Associated Materials Canada Limited, Gentek Canada Holdings Limited and Gentek Buildings Products Limited Partnership are Canadian companies and do not guarantee the Company’s 9.125% notes. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors.

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 1, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,911	$—	$—	$7,878	$—	$13,789
Accounts receivable, net	85,496	—	11,107	21,805	—	118,408
Intercompany receivables	406,309	—	9,257	2,264	(417,830)	—
Inventories	99,228	—	10,870	36,117	—	146,215
Income taxes receivable	19,731	—	—	—	(16,440)	3,291
Deferred income taxes	—	—	1,629	—	(1,629)	—
Prepaid expenses	6,622	—	1,174	1,199	—	8,995

Total current assets	623,297	—	34,037	69,263	(435,899)	290,698
Property, plant and equipment, net	86,636	—	4,014	47,212	—	137,862
Goodwill	353,434	—	28,978	184,011	—	566,423
Other intangible assets, net	495,850	—	51,006	184,158	—	731,014
Investment in subsidiaries	5,256	—	(42,289)	—	37,033	—
Intercompany receivable	—	788,000	—	—	(788,000)	—
Other assets	26,662	—	(1)	3,246	—	29,907

Total assets	$1,591,135	$788,000	$75,745	$487,890	$(1,186,866)	$1,755,904

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$66,087	$—	$5,761	$18,342	$—	$90,190
Intercompany payables	—	—	—	417,830	(417,830)	—
Payable to parent	—	—	—	—	—	—
Accrued liabilities	63,116	—	7,057	9,146	—	79,319
Deferred income taxes	11,454	—	—	10,164	(1,629)	19,989
Income taxes payable	—	—	16,440	2,506	(16,440)	2,506

Total current liabilities	140,657	—	29,258	457,988	(435,899)	192,004
Deferred income taxes	85,191	—	14,661	44,816	—	144,668
Other liabilities	78,810	—	26,570	27,375	—	132,755
Long-term debt	788,000	788,000	—	—	(788,000)	788,000
Member’s equity	498,477	—	5,256	(42,289)	37,033	498,477

Total liabilities and member’s equity	$1,591,135	$788,000	$75,745	$487,890	$(1,186,866)	$1,755,904

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period October 13, 2010 to January 1, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$210,944	$—	$30,795	$56,269	$(28,759)	$269,249
Cost of sales	170,252	—	30,133	51,111	(28,759)	222,737

Gross profit	40,692	—	662	5,158	—	46,512
Selling, general and administrative expense	43,206	—	555	9,782	—	53,543
Transaction costs	7,411	—	—	—	—	7,411

Income from operations	(9,925)	—	107	(4,624)	—	(14,442)
Interest expense, net	15,860	—	—	260	—	16,120
Loss on debt extinguishment	25,117	—	—	12	—	25,129
Foreign currency loss	—	—	—	771	—	771

(Loss) income before income taxes	(50,902)	—	107	(5,667)	—	(56,462)
Income taxes (benefit)	12,477	—	(2,286)	(1,638)	—	8,553

Income before equity income from subsidiaries	(63,379)	—	2,393	(4,029)	—	(65,015)
Equity loss from subsidiaries	(1,636)	—	(4,029)	—	5,665	—

Net income (loss)	$(65,015)	$—	$(1,636)	$(4,029)	$5,665	$(65,015)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period October 13, 2010 to January 1, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$(58,847)	$—	$(12,153)	$(1,141)	$(72,141)

Investing Activities
Acquisition, net of assumed debt	(557,591)	—	—	—	(557,591)
Capital expenditures	(3,973)	—	(18)	(1,169)	(5,160)

Net cash used in investing activities	(561,564)	—	(18)	(1,169)	(562,751)

Financing Activities
Net borrowings under ABL facilities	58,000	—	—	—	58,000
Issuance of senior notes	730,000	—	—	—	730,000
Repayment of Predecessor long-term debt, including redemption premiums and interest	(719,972)	—	—	—	(719,972)
Equity contribution	553,507				553,507
Financing costs	(39,211)	—	—	—	(39,211)
Dividends paid	—	—	44,500	(44,500)	—
Intercompany transactions	(16,774)	—	(32,046)	48,820	—

Net cash (used in) provided by financing activities	565,550	—	12,454	4,320	582,324

Effect of exchange rate changes on cash and cash equivalents	—	—	—	75	75

Net (decrease) increase in cash and cash equivalents	(54,861)	—	283	2,085	(52,493)
Cash and cash equivalents at beginning of period	60,772	—	(283)	5,793	66,282

Cash and cash equivalents at end of period	$5,911	$—	$—	$7,878	$13,789

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Period January 3, 2010 to October 12, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$648,331	$—	$130,099	$246,842	$(127,334)	$897,938
Cost of sales	477,674	—	124,682	183,487	(127,334)	658,509

Gross profit	170,657	—	5,417	63,355	—	239,429
Selling, general and administrative expense	127,453	—	2,602	29,393	—	159,448
Transaction costs	38,416	—	—	—	—	38,416
Transaction bonuses	26,231	—	—	—	—	26,231
Stock comp expense	38,014	—	—	—	—	38,014

(Loss) income from operations	(59,457)	—	2,815	33,962	—	(22,680)
Interest expense, net	58,104	—	1	654	—	58,759
(Gain) loss on debt extinguishment	(16,306)	—	—	1,105	—	(15,201)
Foreign currency (gain)	—	—	—	(184)	—	(184)

(Loss) income before income taxes	(101,255)	—	2,814	32,387	—	(66,054)
Income taxes (benefit)	(30,068)	—	25,720	9,568	—	5,220

(Loss) income before equity (loss) income from subsidiaries	(71,187)	—	(22,906)	22,819	—	(71,274)
Equity (loss) income from subsidiaries	(87)	—	22,819	—	(22,732)	—

Net income (loss)	$(71,274)	$—	$(87)	$22,819	$(22,732)	$(71,274)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period January 3, 2010 to October 12, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$1,946	$—	$(2,069)	$28,692	$28,569

Investing Activities
Capital expenditures	(7,869)	—	(55)	(2,378)	(10,302)
Other	385	—	—	(385)	—

Net cash used in investing activities	(7,484)	—	(55)	(2,763)	(10,302)

Financing Activities
Net repayments under prior ABL Facility	(10,000)	—	—	—	(10,000)
Excess tax benefit from redemption of options	1,817	—	—	—	1,817
Dividends paid	—	—	20,000	(20,000)	—
Financing costs	(223)	—	—	—	(223)
Intercompany transactions	68,799	—	(18,241)	(50,558)	—

Net cash provided by (used in) financing activities	60,393	—	1,759	(70,558)	(8,406)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	516	516

Net increase (decrease) in cash and cash equivalents	54,855	—	(365)	(44,113)	10,377
Cash and cash equivalents at beginning of period	5,917	—	82	49,906	55,905

Cash and cash equivalents at end of period	$60,772	$—	$(283)	$5,793	$66,282

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,917	$—	$82	$49,906	$—	$55,905
Accounts receivable, net	81,178	—	8,728	24,449	—	114,355
Intercompany receivables	—	—	76,138	3,045	(79,183)	—
Inventories	80,654	—	6,613	28,127	—	115,394
Income taxes receivable	3,905	—	—	—	—	3,905
Deferred income taxes	5,109	—	—	—	(188)	4,921
Prepaid expenses	6,542	—	1,263	1,140	—	8,945

Total current assets	183,305	—	92,824	106,667	(79,371)	303,425
Property, plant and equipment, net	73,086	—	2,033	33,918	—	109,037
Goodwill	194,813	—	36,450	—	—	231,263
Other intangible assets, net	86,561	—	9,465	55	—	96,081
Investment in subsidiaries	197,163	—	92,409	—	(289,572)	—
Intercompany receivable	—	197,552	—	—	(197,552)	—
Other assets	20,524	—	—	1,799	—	22,323

Total assets	$755,452	$197,552	$233,181	$142,439	$(566,495)	$762,129

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$54,618	$—	$9,111	$23,851	$—	$87,580
Intercompany payables	79,183	—	—	—	(79,183)	—
Payable to parent	(1,535)	—	1,535	—	—	—
Accrued liabilities	57,861	—	6,118	9,108	—	73,087
Deferred income taxes	—	—	188	2,312	(188)	2,312
Income taxes payable	—	—	—	1,112	—	1,112

Total current liabilities	190,127	—	16,952	36,383	(79,371)	164,091
Deferred income taxes	33,227	—	2,314	1,016	—	36,557
Other liabilities	31,943	—	16,752	12,631	—	61,326
Long-term debt	675,360	197,552	—	—	(197,552)	675,360
Convertible preferred stock	150,000	—	—	—	—	150,000
Stockholders’ (deficit)	(325,205)	—	197,163	92,409	(289,572)	(325,205)

Total liabilities and stockholders’ (deficit)	$755,452	$197,552	$233,181	$142,439	$(566,495)	$762,129

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 2, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$772,653	$—	$144,365	$270,317	$(141,228)	$1,046,107
Cost of sales	562,715	—	137,821	206,383	(141,228)	765,691

Gross profit	209,938	—	6,544	63,934	—	280,416
Selling, general and administrative expense	164,202	—	2,693	37,715	—	204,610
Manufacturing restructuring costs	5,255	—	—	—	—	5,255

Income from operations	40,481	—	3,851	26,219	—	70,551
Interest expense, net	76,585	—	—	767	—	77,352
Gain on debt extinguishment	(29,665)	—	—	—	—	(29,665)
Foreign currency (gain)	—	—	—	(184)	—	(184)

Income before income taxes	(6,439)	—	3,851	25,636	—	23,048
Income taxes	(6,504)	—	1,964	6,930	—	2,390

Income before equity income from subsidiaries	65	—	1,887	18,706	—	20,658
Equity income from subsidiaries	20,593	—	18,706	—	(39,299)	—

Net income	$20,658	$—	$20,593	$18,706	$(39,299)	$20,658

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 2, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$57,211	$—	$18,418	$43,072	$118,701

Investing Activities
Capital expenditures	(7,643)	—	(32)	(1,058)	(8,733)
Other	(383)	—	383	—	—

Net cash (used in) provided by investing activities	(8,026)	—	351	(1,058)	(8,733)

Financing Activities
Net repayments under prior ABL Facility	(46,000)	—	—	—	(46,000)
Issuance of senior notes	217,514	—	—	—	217,514
Cash paid to redeem senior notes	(216,013)	—	—	—	(216,013)
Financing costs	(16,708)	—	—	(94)	(16,802)
Troubled debt interest payments	(1,037)	—	—	—	(1,037)
Intercompany transactions	14,012	—	(18,784)	4,772	—

Net cash (used in) provided by financing activities	(48,232)	—	(18,784)	4,678	(62,338)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,566	1,566

Net increase (decrease) in cash and cash equivalents	953	—	(15)	48,258	49,196
Cash and cash equivalents at beginning of year	4,964	—	97	1,648	6,709

Cash and cash equivalents at end of year	$5,917	$—	$82	$49,906	$55,905

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Year Ended January 3, 2009 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$792,190	$—	$217,002	$315,171	$(190,407)	$1,133,956
Cost of sales	596,894	—	208,886	243,734	(190,407)	859,107

Gross profit	195,296	—	8,116	71,437	—	274,849
Selling, general and administrative expense	161,443	—	10,374	40,208	—	212,025
Manufacturing restructuring costs	1,133	—	—	650	—	1,783

Income (loss) from operations	32,720	—	(2,258)	30,579	—	61,041
Interest expense (income), net	82,238	—	(12)	341	—	82,567
Foreign currency loss	—	—	—	1,809	—	1,809

Income (loss) before income taxes	(49,518)	—	(2,246)	28,429	—	(23,335)
Income taxes	42,184	—	2,601	8,277	—	53,062

Income (loss) before equity income from subsidiaries	(91,702)	—	(4,847)	20,152	—	(76,397)
Equity income from subsidiaries	15,305	—	20,152	—	(35,457)	—

Net income (loss)	$(76,397)	$—	$15,305	$20,152	$(35,457)	$(76,397)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 3, 2009 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$3,452	$—	$(1,539)	$6,038	$7,951

Investing Activities
Capital expenditures	(6,773)	—	(217)	(4,508)	(11,498)
Proceeds from sale of assets	20	—	5	—	25

Net cash used in investing activities	(6,753)	—	(212)	(4,508)	(11,473)

Financing Activities
Borrowings under prior ABL Facility	56,000	—	—	—	56,000
Repayments of term loan	(61,000)	—	—	—	(61,000)
Dividends	—	—	8,873	(8,873)	—
Financing costs	(3,913)	—	—	(1,458)	(5,371)
Intercompany transactions	10,771	—	(7,396)	(3,375)	—

Net cash (used in) provided by financing activities	1,858	—	1,477	(13,706)	(10,371)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,001)	(1,001)

Net decrease in cash and cash equivalents	(1,443)	—	(274)	(13,177)	(14,894)
Cash and cash equivalents at beginning of year	6,407	—	371	14,825	21,603

Cash and cash equivalents at end of year	$4,964	$—	$97	$1,648	$6,709

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control system will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within a company have been or will be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the internal control system are met.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment and subject to the limitations described above, management, including our Chief Executive Officer and Chief Financial Officer, has determined that our internal control over financial reporting was effective as of January 1, 2011.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
As previously disclosed in our Form 10-K for the year ended January 2, 2010, management determined that as of January 2, 2010 we did not maintain operating effectiveness of certain internal controls over financial reporting related to maintaining effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts. As a result of such determination, management implemented enhanced internal controls and procedures for the tax provision calculations.

We engaged an independent public accounting firm (which was not our auditors, Deloitte & Touche LLP) effective the first quarter of 2010 to perform additional detail reviews of complex transactions, the income tax calculations and disclosures on a quarterly and annual basis and to advise us on matters beyond our in-house expertise. The accounting firm performed the reviews of the income tax calculations and disclosures for each of the three quarters ended October 2, 2010, the stub period ended October 12, 2010 and the period ended January 1, 2011.
Testing related to the revised internal controls and procedures for the annual tax provision calculations and disclosure reviews was completed during the first quarter of 2011 for the year ended January 1, 2011, and the revised internal controls and procedures for the annual tax provision calculations were determined by us to be operating effectively. As a result, we concluded that as of January 1, 2011 we have remediated the control issues identified during the fourth quarter of 2009 related to the completeness and accuracy of the income tax provision and the related balance sheet accounts.
Except as described above, there were no changes to our internal control over financial reporting during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about Parent’s and our directors and executive officers.

Name	Age	Position(s)
Thomas N. Chieffe	53	President, Chief Executive Officer and Director
Stephen E. Graham	53	Vice President — Chief Financial Officer and Secretary
Warren J. Arthur	43	Senior Vice President of Operations
John F. Haumesser	46	Vice President of Human Resources
Erik Ragatz	38	Director, Chairman of the Board of Directors and Compensation Committee
Charles A. Carroll	61	Director
Dana R. Snyder	64	Director and Former Interim President and Chief Executive Officer
Robert B. Henske	49	Director
Stefan Goetz	40	Director
Adam B. Durrett	30	Director, Chairman of the Audit Committee
Through its indirect ownership of our membership interest, the board of directors of Parent controls the actions taken by us. Parent’s and our directors are elected on an annual basis. All of the officers serve at the discretion of Parent’s board of directors. Set forth below is a brief description of the business experience of the directors and executive officers.
Thomas N. Chieffe, Age 53. Mr. Chieffe joined us in October 2006 as our President and Chief Executive Officer and has been a director since October 2010. Mr. Chieffe was also a director of AMH Holdings II, Inc., our then indirect parent company, from October 2006 to October 2010. Before joining us, Mr. Chieffe worked for Masco Corporation from 1993 to 2006 in various leadership positions, including Group Vice President, Retail Cabinets, from 2005 to 2006, President and Chief Executive Officer of Kraftmaid Cabinetry, Inc., from 2001 to 2005, General Manager of Kraftmaid from 1999 to 2001, Executive Vice President of Operations for Kraftmaid from 1996 to 1999 and Group Controller of Masco Corporation from 1993 to 1996. Mr. Chieffe also serves as a director for Knape & Vogt. Mr. Chieffe’s experience in the consumer and building products industries provide the Board of Directors with valuable insight regarding strategic decisions and our overall direction. Mr. Chieffe’s detailed knowledge of our operations, finances, strategies and industry qualify him to serve as our President and Chief Executive Officer and as a member of the Board of Directors.
Stephen E. Graham, Age 53. Mr. Graham has been our Vice President — Chief Financial Officer and Secretary since June 2009. Mr. Graham has 31 years of accounting and finance experience, including 16 years serving in a chief financial officer capacity. Most recently, Mr. Graham was the Chief Financial Officer of Wastequip, Inc., an international waste equipment manufacturer, from 2008 to March 2009, and Executive Vice President and Chief Financial Officer of Shiloh Industries, Inc., a publicly traded automotive components manufacturer, from 2001 to 2008.
Warren J. Arthur, Age 43. Mr. Arthur has been our Senior Vice President of Operations since March 2008. Mr. Arthur joined us in 2006 as Vice President — Purchasing and Supply Chain. Before joining us, Mr. Arthur worked for Laminate Technologies Corporation from January 2006 to November 2006 as its Chief Operating Officer and for Masco Corporation’s Retail Cabinet Group from 1994 to 2005 in various positions, last serving as its Vice President of Purchasing.
John F. Haumesser, Age 46. Mr. Haumesser joined us in February 2001 as Vice President of Human Resources. Before joining us, Mr. Haumesser was Director of Human Resources for the North American Building Products Division of Pilkington, PLC. Before joining Pilkington, Mr. Haumesser held a series of human resources and manufacturing management roles at Case Corporation and the Aluminum Company of America.

Erik Ragatz, Age 38. Mr. Ragatz has been a director and the Chairman of the Board of Directors since October 2010. Mr. Ragatz is a Managing Director at Hellman & Friedman. Before joining Hellman & Friedman in 2001, Mr. Ragatz was a vice-president with Pacific Equity Partners in Sydney, Australia and an associate with Bain Capital in Boston, Massachusetts. Mr. Ragatz also worked as a management consultant for Bain & Company in San Francisco, California. Mr. Ragatz currently serves as a director of Sheridan Holdings, Inc., LPL Investment Holdings, Inc. and Goodman Global Group, Inc., where he serves as Chairman. As a member of the Board of Directors, Mr. Ragatz contributes his financial and capital markets expertise and draws on his years of experience with Hellman & Friedman. Mr. Ragatz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on the boards of directors of Hellman & Friedman’s portfolio companies.
Charles A. Carroll, Age 61. Mr. Carroll has been a director since October 2010. Mr. Carroll served as President and Chief Executive Officer of Goodman Global, Inc. from September 2001 to April 2008. Before joining Goodman Global, Inc., Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer and was a member of the board of directors. Mr. Carroll currently serves as a director of Goodman Global Group, Inc. As a member of the Board of Directors, Mr. Carroll contributes his knowledge of the building products industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations.
Dana R. Snyder, Age 64. Mr. Snyder has been a director since November 2010. From December 2004 to October 2010, Mr. Snyder served as a director of AMH Holdings II, Inc., our then indirect parent company, and from July through September 2006, Mr. Snyder served as our Interim President and Chief Executive Officer. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation and served on the board of directors of Werner Ladder from 2004 to 2007. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions, adds value and extensive knowledge regarding our industry and evaluation of certain strategic alternatives. In addition, he has experience evaluating the financial and operational performance of companies within the building products industry. Mr. Snyder’s tenure as our Interim President and Chief Executive Officer gave him an understanding of the financial and business issues relevant to us and makes him well-qualified to serve as a member of the Board of Directors.
Robert B. Henske, Age 49. Mr. Henske has been a director since October 2010. Mr. Henske has served as a Managing Director at Hellman & Friedman since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Before joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc. from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a Partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. Mr. Henske is Chairman of the boards of directors of Activant Solutions, Inc., Datatel, Inc. and IRIS Software Group Limited and also serves on the boards of directors of Goodman Global Group, Inc., SSP Holdings plc and VeriFone Systems, Inc. Mr. Henske was previously a member of the boards of directors of Williams Scotsman, Inc., Grove Worldwide L.L.C., Reliant Building Products, Inc. and American Savings Bank. As a member of the Board of Directors, Mr. Henske contributes his financial and capital markets expertise and draw on his years of experience as a private equity investor and corporate executive. Mr. Henske also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.
Stefan Goetz, Age 40. Mr. Goetz has been a director since October 2010. Mr. Goetz is a Managing Director at Hellman & Friedman. Before joining Hellman & Friedman in 2007, Mr. Goetz was an Executive Director in the Principal Investments Area of Goldman Sachs International in London from 2000 to 2007. Previously, he worked at McKinsey & Co. in Germany. As a member of the Board of Directors, Mr. Goetz contributes his financial expertise and draws on his years of experience with Hellman & Friedman and in other corporate positions. Mr. Goetz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Adam B. Durrett, Age 30. Mr. Durrett has been a director since October 2010. Mr. Durrett is a Principal at Hellman & Friedman LLC. Before joining Hellman & Friedman in 2005, Mr. Durrett worked in the Media and Telecommunications Mergers and Acquisitions Department of Morgan Stanley & Co. in New York from 2003 to 2005. As a member of the Board of Directors, Mr. Durrett contributes his financial expertise and draws on his years of experience with Hellman & Friedman and in other financial positions.
BOARD COMPOSITION AND GOVERNANCE
Our Board of Directors consists of seven directors. Our amended and restated limited liability company agreement provides that our Board of Directors shall consist of a number of directors between one and ten. The exact number of directors will be determined from time to time by the affirmative vote of a majority of directors then in office.
Each director serves until such director’s resignation, death, disqualification or removal. Vacancies on the Board of Directors, whether caused by resignation, death, disqualification, removal, an increase in the authorized number of directors or otherwise, may be filled by Holdings (our sole member) or the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director.
In connection with the closing of the Merger on October 13, 2010, Parent, Holdings and we entered into a stockholders agreement (the “Stockholders Agreement”) with certain investment funds affiliated with Hellman & Friedman LLC (the “H&F Investors”) and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date. Under the Stockholders Agreement, before an initial public offering of the shares of Parent’s common stock, the board of directors of Parent will consist of the Chief Executive Officer of Parent (unless otherwise determined in writing by the H&F Investors) and such other directors as shall be designated from time to time by the H&F Investors.
For a discussion regarding the Stockholders Agreement, please refer to Item 13. “Certain Relationships, Related Transactions and Director Independence — Agreements Related to the Merger — Stockholders Agreement.”
The members of our Board of Directors have been determined by action of Holdings, our sole member and a wholly-owned subsidiary of Parent. Parent has designated the members of its board of directors to also be the members of each of Holdings’ and our board of directors. Because we have a single member, we do not have a standing nominating committee of our Board of Directors and do not recommend directors for approval by Holdings.
We believe that Holdings seeks to ensure that our Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure. In that regard, we believe that Holdings considers all factors it deems appropriate, including the information discussed in each director’s biographical information set forth above and, in particular, with regard to Messrs. Durrett, Ragatz, Goetz and Henske, their significant experience, expertise and background with regard to financial matters.
Parent’s board of directors currently has two standing committees, the Audit Committee and the Compensation Committee.

Audit Committee
The members of Parent’s Audit Committee are appointed by Parent’s board of directors. The Audit Committee currently consists of Messrs. Durrett, Ragatz and Henske, who were appointed to the Audit Committee in 2010. Mr. Durrett serves as the chairman of the Audit Committee. Mr. Henske is considered a financial expert under the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee are independent. Since Parent does not have a class of securities listed on any national securities exchange, Parent is not required to maintain an audit committee comprised entirely of “independent” directors under the heightened independence standards. The members of Parent’s Audit Committee do not qualify as independent under the heightened independence standards. Parent believes the experience and education of the directors on its Audit Committee qualify them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, its internal controls and procedures for financial reporting and its compliance with applicable provisions of the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the Audit Committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
Compensation Committee
The Compensation Committee currently consists of four directors, Messrs. Ragatz, Henske, Carroll and Snyder.
Compensation Committee Interlocks and Insider Participation
Compensation decisions are made by the board of directors and Compensation Committee of Parent. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of Parent or us or members of the Compensation Committee.
Messrs. Ragatz, Henske, and Goetz are managing directors of Hellman & Friedman. As of January 1, 2011, the H&F Investors control approximately 98% of the outstanding common stock of Parent. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, Related Transactions and Director Independence.”
Director Compensation
During fiscal year 2010, none of our directors who are executive officers (i.e., Mr. Chieffe) received additional compensation for serving on the Board of Directors, except for reimbursement of out-of-pocket expenses associated with attendance at board meetings.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Not applicable.
CODE OF ETHICS
We have adopted a code of ethics that applies to our principal executive officer and all senior financial officers, including the chief financial officer, controller and other persons performing similar functions. This code of ethics is posted on our website at http://www.associatedmaterials.com. Any waiver or amendment to this code of ethics will be timely disclosed on our website. Information contained on our website shall not be deemed a part of this report.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
For the fiscal year ending January 1, 2011, our named executive officers and their respective titles were as follows:
•	Thomas N. Chieffe, President and Chief Executive Officer
•	Stephen E. Graham, Vice President-Chief Financial Officer and Secretary
•	Warren J. Arthur, Senior Vice President of Operations
•	Robert M. Franco, President of AMI Distribution
•	John F. Haumesser, Vice President of Human Resources
In December 2010, we announced that Mr. Franco would be leaving us effective March 31, 2011.
Objectives of Our Executive Compensation Program
The goals of our executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value. For purposes of this discussion, the term “executive” refers to our named executive officers.
Our key performance indicator is Adjusted EBITDA. We and our shareholders utilize Adjusted EBITDA as the primary measure of our financial performance. Accordingly, our compensation programs are designed to reward executives for driving growth of our Adjusted EBITDA, which we believe corresponds to the enhancement of equity value. Adjusted EBITDA as presented elsewhere in this report for the year ended January 1, 2011 (the “2010 fiscal year”) has the same meaning as the defined term “EBITDA” as used in the employment agreements for our executives. However, “EBITDA,” as used in such employment agreements, as compared to Adjusted EBITDA, may be subject to additional adjustments as made in good faith by our Board of Directors for non-recurring or unusual transactions such as acquisitions or dispositions of assets outside the ordinary course of business. For purposes of the following discussion and the executive compensation disclosures within this Compensation Discussion and Analysis section, EBITDA has the meaning as defined in such employment agreements (i.e., Adjusted EBITDA subject to adjustment by our Board of Directors as described above).
Elements of Compensation
The compensation of our named executive officers consists of the following elements: (1) base salary, (2) bonus awards, (3) annual incentive bonus, (4) equity-based compensation in the form of stock options, (5) other long-term incentives based upon the enhancement of our equity value, and (6) severance benefits. We believe that offering these elements is necessary to remain competitive in attracting and retaining talented executives. Furthermore, the annual incentive bonus, equity-based compensation and other long-term incentives align the executive’s goals with those of the organization and our shareholders.
Collectively, these elements of the executive’s total compensation are designed to reward and influence the executive’s individual performance and our short-term and long-term performance. Base salaries and annual incentive bonuses are designed to reward executives for their performance and our short-term performance. Bonus awards typically include sign-on bonuses or incentives to attract executives, or awards to executives paid at the discretion of our Board of Directors. We believe that providing equity-based compensation and other long-term incentive compensation ensures that our executives have a continuing stake in our long-term success and have incentives to increase our equity value. Severance benefits are commonplace in executive positions, and we believe that offering such benefits is necessary to remain competitive in the marketplace. Total compensation for each executive is reviewed annually by the Compensation Committee of our Board of Directors (the “Committee”) to ensure that the proportions of the executive’s short-term incentives and long-term incentives are properly balanced.

Setting Executive Compensation
The Committee reviews all employment agreements and recommends changes to compensation for our top management group, including the executives, which are forwarded to our Board of Directors for approval. Our Human Resources Department compiles data regarding compensation paid by other companies for use in the determination of annual salary increases, as well as for use in the review of the overall compensation structure for executives. We subscribe to a compensation database (Hay Group PayNet Compensation Database) to obtain compensation data for similarly sized companies based on annual revenues. For the named executive officers, our Vice President of Human Resources and our Chief Executive Officer (the “CEO”) review the data obtained from the compensation database in conjunction with assessing each executive’s performance for the year and prepare recommendations to the Committee with respect to proposed annual increases for the executives, excluding themselves. The Committee reviews these assessments and recommendations, and either approves these recommendations or adjusts and approves the annual increases for these executives. Our Vice President of Human Resources provides the Committee with data from the database related to comparable CEO compensation; however, the Committee develops its own assessment of the performance of our CEO and, if deemed appropriate, recommends an annual base salary increase. The following further discusses each component of executive compensation.
Compensation Mix
The total compensation for each executive is reviewed annually by the Committee to ensure that the proportions of the executive’s salary, bonus and short-term incentives are properly balanced, and that compensation is aligned with our performance. For the 2010 fiscal year, salaries and discretionary bonuses comprised the following percentage of total compensation for each of our executives:

Salary and Bonus as a
% of Total Compensation

Thomas N. Chieffe	8%
Stephen E. Graham	13%
Warren J. Arthur	8%
Robert M. Franco	9%
John F. Haumesser	9%
For the 2010 fiscal year, salary and bonus comprised a much smaller percentage of total compensation than in previous years due to the receipt by our named executive officers of payments made in connection with the Merger as described below.
Base Salary
Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary based upon the executive’s individual contributions and performance during the prior year.
In connection with the Merger, each of our named executive officers entered into a new employment agreement on terms substantially similar to those in effect immediately prior to the Merger except each of the annual base salaries for the following named executive officers were increased as follows: Mr. Graham’s base salary increased from $300,000 to $312,000; Mr. Arthur’s base salary increased from $250,000 to $260,000; Mr. Franco’s base salary increased from $330,000 to $343,980; and Mr. Haumesser’s base salary increased from $252,000 to $262,080. The base salaries were increased in 2010 since such salaries had not been increased for Messrs. Franco and Haumesser since April 2008. Mr. Arthur’s base salary had been adjusted in August 2009.

Effective April 1, 2011, Mr. Chieffe’s base salary will increase to $625,000 and will further increase to $650,000 on April 1. 2012. These guaranteed salary increases were the result of negotiations with Mr. Chieffe in connection with his employment agreement.
Bonus Awards
Bonus awards encompass any bonus provided outside of the annual incentive bonus. Typical bonus awards include awards used to attract executives to us, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus based upon the achievement of defined performance goals. Bonus awards can also be awarded at the discretion of the Board of Directors to recognize extraordinary achievements or contributions by our executives.
Annual Incentive Bonus. Each year the Board of Directors establishes EBITDA performance goals, including a threshold, target, and maximum performance goals. The EBITDA performance goals are established by the Board of Directors, giving consideration to our prior year performance, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA performance goals are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of us and our shareholders and to tie their interest to meeting and exceeding our established financial goals. Failure to achieve the internal EBITDA performance goals is not necessarily an indication of our financial performance or our financial condition. If the EBITDA results for the period in question are between either the threshold and target performance goals or target and maximum performance goals, linear interpolation is used to calculate the incentive bonus payout. As described above under the heading, “—Objectives of Our Executive Compensation Program”, the Board of Directors may, at its discretion, allow adjustments to EBITDA for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report.
For fiscal year 2011, the annual incentive bonus payable to each of our named executive officers will be determined as a percentage of their base salaries based on the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives specific to 2011, which were established by the Board of Directors in February 2011. We believe that the performance goals established under the annual incentive bonus plan for compensation cycle that is currently in effect represent confidential financial information, the disclosure of which could cause us competitive harm. Accordingly, it is our practice not to include such information in our public filings until the completion of the relevant compensation cycle.
For fiscal year 2010, the executives’ annual incentive bonuses were determined as a percentage of their base salaries based on the achievement of defined EBITDA performance goals, which were established by the Board of Directors in February 2010 and remained unchanged as part of the Merger and the execution of new employment agreements. For 2010, the threshold, target and maximum EBITDA performance goals were $95 million, $105 million and $115 million, respectively, and EBITDA (as defined above under the heading, “—Objectives of Our Executive Compensation Program”) was approximately $133.8 million, calculated on the same basis as Adjusted EBITDA for the 2010 fiscal year, (as presented under the caption “Results of Operations” and elsewhere in this report), in accordance with the Board of Directors’ discretion in permitting adjustments for non-recurring or unusual transactions related to the Merger and as permitted under our new debt instruments.

For the 2010 fiscal year, the threshold, target and maximum bonuses payable to each of our named executive officers (expressed as a percentage of base salary) are set forth below:

	2010 Annual Incentive
	Bonus Payout Percentage
	Threshold	Target	Maximum
Thomas N. Chieffe	20%	100%	150%
Stephen E. Graham	20%	60%	100%
Warren J. Arthur	20%	60%	100%
Robert M. Franco	20%	60%	100%
John F. Haumesser	20%	60%	100%
Since EBITDA for the 2010 fiscal year exceeded the maximum performance goal, each of the named executive officers received the maximum bonus payout. Accordingly, for the 2010 fiscal year, Mr. Chieffe’s bonus was $900,000; Mr. Graham’s bonus was $312,000; Mr. Arthur’s bonus was $260,000; Mr. Franco’s bonus was $343,980 and Mr. Haumesser’s bonus was $262,080.
Retention Bonus. Mr. Chieffe’s employment agreement provides for a special retention incentive bonus of $2 million, payable in four equal annual installments commencing on October 1, 2010. The payment of the special retention incentive bonus will cease if Mr. Chieffe’s employment is terminated by us for cause or in the event Mr. Chieffe resigns without good reason. Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of his termination without cause; he resigns for good reason or due to his death or disability.
Equity-Based Compensation — Stock Options
The Committee awards equity-based compensation to executives based on the expected role of the executive in increasing equity value. Typically stock options will be awarded upon hiring or promotion of the executive; however, stock options may be granted at any time at the discretion of the Board of Directors.
In connection with the Merger, Messrs. Chieffe, Graham, Arthur, Franco, and Haumesser have each been granted stock options for the purchase of equity in Parent. Refer to the “Outstanding Equity Awards at Fiscal Year-End” section for a description of the 2010 Stock Option Plan pursuant to which such options were granted. The number of stock options granted to Messrs. Chieffe, Graham, Arthur, Franco and Haumesser were determined in connection with the negotiations between each such executive and Hellman & Friedman LLC (“H&F”) with respect to the execution of new employment agreements in connection with the Merger. The number of options granted to each named executive officer was determined by H&F based upon its knowledge of management ownership levels in similar private-equity transactions.
Severance Compensation/Change in Control Benefits
Severance and Change in Control Benefits under Employment Agreements. The executives have entered into employment agreements that provide for severance benefits either in the event that we terminate the executive without cause or, during the two year period following a change in control of us (which change in control occurred on October 13, 2010 as a result of the consummation of the Merger), if the executive resigns following the occurrence of certain adverse changes to his employment, as described in more detail below. In addition to the circumstances pursuant to which severance is payable that are described in the preceding sentence, Mr. Chieffe’s employment agreement also provides for severance benefits in the event he resigns for good reason. Refer to the “—Grants of Plan-Based Awards,” “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control” sections for additional discussion of these agreements. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). The severance benefits provided to the executives following the Merger are enhanced in comparison to the standard severance benefits provided to such executives. These enhanced benefits allow each executive to remain focused on his responsibilities and the interests of our shareholders following the Merger. Under each of the executive’s current employment agreements, these enhanced severance benefits will remain in place until October 13, 2012 (i.e., the second anniversary of the Merger).

Change in Control Benefits under Stock Option Award Agreements. As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” the stock option award agreements between us and our named executive officers provide that the time-based vesting options, granted pursuant to our 2010 Stock Incentive Plan, will vest in full immediately prior to a change in control (as defined in the plan). In the event of a change in control, the agreements also provide that the portion of the performance-based vesting options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. We agreed to provide accelerated vesting of unvested time-based options and performance-based options (other than that portion of the performance-based option that did not vest in any year prior to a change in control) in order to ensure that our executives are solely focused on helping us consummate a change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of our common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger (the “H&F Investors”) receive a three times return on their initial cash investment in Parent.
Transaction Bonuses. In connection with the Merger, the Committee approved transaction bonuses to each of Messrs. Chieffe and Arthur. For Mr. Chieffe, the bonus was comprised of two parts, one in the form of a cash bonus payment in the amount of $1,416,000 (before taxes), and the other in the form of an option grant under the AMH Holdings II, Inc. 2004 Stock Option Plan (the “2004 Plan”) to purchase 13,824 shares of our non-voting common stock, which resulted in cash proceeds to Mr. Chieffe equal to $1,837,900 (before taxes) upon the cash-out and cancellation of this option in the Merger. The option was granted with an exercise price of $1.00 per share, which was below the fair market value of such stock at the time of grant. The option could only be exercised (once it vested immediately prior to the occurrence of the Merger) within the short-term deferral period (i.e., by no later than the date which is two and one-half months following the end of the calendar year in which the option became exercisable). The amount of Mr. Arthur’s cash bonus payment was $1,167,000 (before taxes). The Committee paid these bonuses to reward Messrs. Chieffe and Arthur for their extraordinary efforts in helping us consummate the Merger.
In addition, certain options granted under the 2004 Plan were subject to adjustment in the event that Investcorp, one of our key shareholders prior to the Merger, converted its preferred stock of AMH II into common stock, which it did in connection with the Merger. Since Section 409A of the Internal Revenue Code prevented us from making this adjustment, we made cash payments to each of Messrs. Chieffe, Graham, Arthur, Franco, and Haumesser equal to the product of the number of additional shares that each such executive would have received if his option had been adjusted upwards multiplied by (2) the excess, if any, of $133.95 (the fair market value of the underlying stock at the time of such conversion) over the exercise price per share of the common stock subject to such option.
Stock Option Cash Out. In connection with the Merger, all outstanding vested options under our 2004 Plan and our 2002 Plan (as such terms are defined under the caption “Outstanding Equity Awards At Fiscal Year-End) were cancelled in exchange for an amount in cash equal to the product of (1) the number of shares of common stock subject to each option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 (which was the per share Merger consideration) over the exercise price per share of the common stock subject to such option. As of immediately prior to the Merger, there were no unvested options under the 2002 Plan. Unvested options under the 2004 Plan were cancelled and each holder of an unvested option under such plan executed a release of claims in our favor in exchange for a cash payment of $500.

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to, or earned by, each of the named executive officers for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
					Option	Incentive Plan	Deferred
			Bonus		Awards	Compensation	Compensation	All Other
Name and Principal Position	Year	Salary	(1)		(4)	(2)	Earnings	Compensation		Total

Thomas N. Chieffe,	2010	$587,502	$500,000	(3)	$14,100,490	$900,000	$—	$9,570,246	(5)	$25,658,238
President and Chief	2009	550,000	500,000		—	825,000	—	13,999		1,888,999
Executive Officer	2008	537,507	555,000		—	—	—	11,594		1,104,101

Stephen E. Graham,	2010	304,500	—		2,726,365	312,000	—	1,577,529	(5)	4,920,394
Vice President—Chief	2009	158,077	—		—	300,000	—	633		458,710
Financial Officer and Secretary

Warren J. Arthur,	2010	253,754	—		3,270,016	260,000	—	3,061,541	(5)	6,845,311
Senior Vice President of	2009	234,378	—		—	250,000	—	774		485,152
Operations	2008	218,876	13,500		—	—	—	705		233,081

Robert M. Franco,	2010	335,720	—		5,450,071	343,980	—	3,162,985	(5)	9,292,756
President of	2009	330,000	—		—	330,000	—	22,977		682,977
AMI Distribution	2008	326,817	19,845		—	—	—	23,948		370,610

John F. Haumesser,	2010	255,780	—		3,406,294	262,080	—	1,969,571	(5)	5,893,725
Vice President of	2009	252,000	—		—	252,000	—	4,474		508,474
Human Resources	2008	249,000	15,120		—	—	—	10,032		274,152

(1)	Except as described in footnote (3), amounts characterized as “Bonus” payments were discretionary awards authorized by the Committee.

(2)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(3)	As set forth in his employment agreement, Mr. Chieffe is entitled to a special retention incentive bonus of $2,000,000 payable in four equal annual installments commencing on October 1, 2010. He received the first installment of $500,000 on October 1, 2010.

(4)	The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2010 fiscal year in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”), due to the modification of the options referred to in footnote 5 immediately below to eliminate provisions which caused variability in the number of shares underlying the options. For Mr. Chieffe, the dollar amount also includes the amount recognized for financial statement reporting purposes for the 2010 fiscal year in accordance with ASC 718 for the option granted on September 7, 2010 in connection with the Merger.

(5)	The dollar amount provided herein includes a cash payment made in lieu of adjusting the number of shares subject to an option granted under the 2004 Plan, which option was subject to adjustment in the event our previous investor, Investcorp, converted its preferred stock of AMH II into common stock as described in more detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan.” The amount of the payment was determined by the product of the number of shares that would have been received had the option been adjusted upwards multiplied by (2) the excess, if any, of $133.95 (the fair market value of the underlying stock at the time of such conversion) over the exercise price per share of the common stock subject to such option. The cash payment amount per executive officer was: Mr. Chieffe — $8,151,031, Mr. Graham — $1,576,011, Mr. Arthur - $1,890,255, Mr. Franco — $3,150,382 and Mr. Haumesser — $1,968,988. Also included in the amounts provided were one-time cash transaction bonus payments made to Mr. Chieffe and Mr. Arthur of $1,416,000 and $1,167,000, respectively, related to the consummation of the Merger. Amounts include imputed income from group term life coverage provided by us in excess of $50,000. The amounts also include the value of customer incentive trips attended by the executive’s spouse, including the related tax liability, for Messrs. Arthur and Franco in the amounts of $3,746 and $9,223, respectively.

EMPLOYMENT AGREEMENTS
As a matter of practice, we enter into employment agreements with our executive officers that establish minimum salary levels, outline the terms of their discretionary and annual incentive bonuses, and provide for severance benefits in the event of a qualifying termination or a change in control. The following is a summary of the significant terms of each named executive officer’s employment agreement.
Mr. Chieffe
Mr. Chieffe initially entered into an employment agreement with us effective as of August 21, 2006. In connection with the Merger, Mr. Chieffe entered into a new employment agreement with us on October 13, 2010 on substantially similar terms to the agreement in effect immediately prior to the Merger. Under the terms of his new employment agreement, Mr. Chieffe continues to serve as our President and Chief Executive Officer. The initial term of the new employment agreement is three years and on the third anniversary of the effective date and each successive anniversary thereof, the employment term will automatically extend by one year unless we give Mr. Chieffe notice not to extend the employment term. The employment agreement provides for an initial base salary of $600,000 per year, subject to annual review and which may not be decreased. Mr. Chieffe is also (i) eligible to earn a target annual incentive bonus equal to 100% of his base salary, contingent upon the achievement of defined EBITDA performance goals with respect to each fiscal year, (ii) participate in the stock plan established by Parent, and (iii) entitled to receive a special retention incentive bonus of $2 million, payable in four equal annual installments commencing on October 1, 2010. The payment of the special retention incentive bonus will cease if Mr. Chieffe’s employment is terminated by us for cause or in the event Mr. Chieffe voluntarily resigns without good reason. Mr. Chieffe would be entitled to the remaining unpaid portion of his special retention incentive bonus in the event of his termination without cause, his resignation for good reason, or due to his death or disability.
The new employment agreement provides that if Mr. Chieffe’s employment is involuntarily terminated by us without cause of if Mr. Chieffe resigns for good reason (in each case, other than if such termination occurs during the two year post-change in control period commencing on October 13, 2010), he will be entitled to the following severance benefits: (1) an amount equal to two times the amount of his base salary as in effect immediately prior to the date of termination of his employment, which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (2) continued medical and dental benefits consistent with the terms in effect for our active employees for 24 months (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Chieffe from another employer during this period, (3) a pro rata portion of any annual incentive bonus payable for the year of termination, paid at the time such bonus would have otherwise been paid absent such termination, and (4) the remaining unpaid portion of his special retention incentive bonus. For purposes of Mr. Chieffe’s employment agreement, “good reason” means of any of the following events that occur without Mr. Chieffe’s consent: (i) an action by us resulting in a material adverse change in Mr. Chieffe’s reporting responsibilities or a material diminution in his duties or direct reports; or (ii) a material breach of any material provision of his employment agreement by us (which is not in connection with the termination of his employment for cause or due to his disability; provided, that the occurrence of any event described in clause (i) or (ii) of this sentence may only constitute good reason if the relevant circumstances or conditions are not remedied by us within 30 days after receipt by us of written notice from Mr. Chieffe.
The new employment agreement also provides that if Mr. Chieffe’s employment is involuntarily terminated by us without cause or if Mr. Chieffe elects to resign upon the occurrence of certain adverse changes to his employment, in each case, within two years of October 13, 2010 (i.e., the post-change in control period), Mr. Chieffe will be entitled to the following severance compensation and benefits in lieu of his normal severance benefits described above: (i) a payment in an amount equal to (A) two times Mr. Chieffe’s base salary and (B) two times Mr. Chieffe’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment, which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year paid at the time such bonus would have otherwise been paid absent such termination, (iii) the remaining unpaid portion of his special retention incentive bonus, (iv) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Chieffe from another employer during this period, and (v) the cost of employee outplacement services equal to $30,000.
These certain adverse changes to Mr. Chieffe’s employment include: (A) the failure to maintain him in the position, or a substantially equivalent or superior position, with us and/or with a direct or indirect parent company of us that he held immediately prior to October 13, 2010, which is not remedied by us within ten calendar days after receipt by us from Mr. Chieffe; (B) a reduction in his base salary or the termination or significant reduction in the aggregate of Mr. Chieffe’s right to participate in employee benefit plans or programs of us as in effect on October 13, 2010 (other than his annual incentive plan) or any other bonus, incentive or stock or equity-based compensation or benefits, in either case which is not remedied by us within ten calendar days after receipt of notice from Mr. Chieffe of such reduction or termination; (C) a reduction or elimination of Mr. Chieffe’s opportunity to earn an annual incentive bonus pursuant to any plan or program in effect on October 13, 2010 which is not remedied by us within ten calendar days after receipt of notice from Mr. Chieffe of such reduction or elimination; or (D) we require Mr. Chieffe to have his principal place of work changed to any location that is more than 35 miles from the location of the principal work place on October 13, 2010.
Mr. Chieffe’s employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Chieffe is employed by us and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Chieffe will be required to execute a general release of claims in favor of us and our affiliates within 60 days of his termination date.
Mr. Graham
Mr. Graham initially entered into an employment agreement with us on June 22, 2009. In connection with the Merger, Mr. Graham entered into a new employment agreement with us on October 13, 2010 on substantially similar terms to the agreement in effect immediately prior to the Merger. Under the terms of his new employment agreement, Mr. Graham continues to serve as our Vice President and Chief Financial Officer. The initial term of the new employment agreement is three years and on the third anniversary of the effective date and each successive anniversary thereof, the employment term will automatically extend by one year unless we give Mr. Graham notice not to extend the employment term. The new employment agreement provides for (i) a base salary of $312,000 per year, subject to annual review and which may not be decreased, (ii) the eligibility to earn a target annual incentive bonus equal to 60% of his base salary contingent upon the achievement of defined EBITDA performance goals with respect to each fiscal year, and (iii) participation in the stock plan established by Parent.
The new employment agreement provides that if Mr. Graham’s employment is involuntarily terminated by us without cause (other than if such termination occurs during the two year post-change in control period commencing on October 13, 2010), he will be entitled to the following severance benefits: (1) severance equal to the base salary in effect immediately prior to the date of termination of employment, which amount shall be paid commencing on the 61st day following such termination in 12 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (2) continued medical and dental benefits consistent with the terms in effect for our active employees for 12 months (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination, paid at the time such bonus would have otherwise been paid absent such termination. The terms of the new employment agreement also provides that if Mr. Graham’s employment is involuntarily terminated by us without cause or if Mr. Graham elects to resign following the occurrence of certain adverse changes to his employment (which are identical to the reasons described above for Mr. Chieffe), in each case, within two years from October 13, 2010 (i.e., the post-change in control period), Mr. Graham will be entitled to the following severance benefits in lieu of his normal severance benefits described above: (i) a payment in an amount equal to (A) two times Mr. Graham’s base salary and (B) two times Mr. Graham’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, paid at the time such bonus would have otherwise been paid absent such termination, (iii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Graham from another employer during this period, and (iv) the cost of employee outplacement services equal to $30,000. Mr. Graham’s new employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Graham is employed by us and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Graham will be required to execute a general release of claims in favor of us and our affiliates within 60 days of his termination date.

Mr. Arthur
Mr. Arthur initially entered into an employment agreement with us effective as of April 1, 2008. In connection with the Merger, Mr. Arthur entered into a new employment agreement with us on October 13, 2010 on substantially similar terms to the agreement in effect immediately prior to the Merger. Under the terms of his new employment agreement, Mr. Arthur continues to serve as our Senior Vice President of Operations. The initial term of the new employment agreement is three years and on the third anniversary of the effective date and each successive anniversary thereof, the employment term will automatically extend by one year unless we give Mr. Arthur notice not to extend the employment term. The new employment agreement provides for (i) a base salary of $260,000 per year, subject to annual review and which may not be decreased, (ii) eligibility to earn a target annual incentive bonus equal to 60% of his base salary contingent upon the achievement of defined EBITDA performance goals with respect to each fiscal year, and (iii) participation in the stock plan established by Parent.
The new employment agreement provides that if Mr. Arthur’s employment is involuntarily terminated by us without cause (other than if such termination occurs during the two year post-change in control period commencing on October 13, 2010), he will be entitled to the following severance benefits: (1) severance equal to the base salary in effect immediately prior to the date of termination of employment, which amount shall be paid commencing on the 61st day following such termination in 12 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (2) continued medical and dental benefits consistent with the terms in effect for our active employees for 12 months (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination, paid at the time such bonus would have otherwise been paid absent such termination. The terms of the new employment agreement also provides that if Mr. Arthur’s employment is involuntarily terminated by us without cause or if Mr. Arthur elects to resign following the occurrence of certain adverse changes to his employment, in each case, within two years from October 13, 2010 (i.e., the post-change in control period), Mr. Arthur will be entitled to the following severance benefits in lieu of his normal severance benefits described above: (i) a payment in an amount equal to (A) two times Mr. Arthur’s base salary and (B) two times Mr. Arthur’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, paid at the time such bonus would have otherwise been paid absent such termination, (iii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Arthur from another employer during this period, and (iv) the cost of employee outplacement services equal to $30,000. Mr. Arthur’s new employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Arthur is employed by us and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Arthur will be required to execute a general release of claims in favor of us and our affiliates within 60 days of his termination date.

Mr. Franco
Mr. Franco served as our President of AMI Distribution until March 31, 2011. His termination was treated as a termination without cause pursuant to the terms of the employment agreement described below.
Mr. Franco initially entered into an employment agreement with us effective as of August 21, 2002. In connection with the Merger, Mr. Franco entered into a new employment agreement with us on October 13, 2010 on substantially similar terms to the agreement in effect immediately prior to the Merger. Under the terms of his new employment agreement, Mr. Franco served as the President of AMI Distribution. The initial term of the new employment agreement was three years and on the third anniversary of the effective date and each successive anniversary thereof, the employment term would automatically extend by one year unless we gave Mr. Franco notice not to extend the employment term. The new employment agreement provided for (i) a base salary of $343,980 per year, subject to annual review and which could not be decreased, (ii) eligibility to earn a target annual incentive bonus equal to 60% of his base salary contingent upon the achievement of defined EBITDA performance goals with respect to each fiscal year, and (iii) participation in the stock plan established by Parent.
The new employment agreement provided that if Mr. Franco’s employment was involuntarily terminated by us without cause (other than if such termination occurred during the two year post-change in control period commencing on October 13, 2010), he would be entitled to the following severance benefits: (1) severance equal to the base salary in effect immediately prior to the date of termination of employment, which amount shall be paid commencing on the 61st day following such termination in 12 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (2) continued medical and dental benefits consistent with the terms in effect for our active employees for 12 months (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination, paid at the time such bonus would have otherwise been paid absent such termination. The terms of the new employment agreement also provided that if Mr. Franco’s employment was involuntarily terminated by us without cause or if he elected to resign following the occurrence of certain adverse changes to his employment (which are identical to the reasons described above for Mr. Chieffe), in each case, within two years from October 13, 2010 (i.e., the post-change in control period), Mr. Franco would be entitled to the following severance benefits in lieu of his normal severance benefits described above: (i) a payment in an amount equal to (A) two times Mr. Franco’s base salary and (B) two times Mr. Franco’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, paid at the time such bonus would have otherwise been paid absent such termination, (iii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Franco from another employer during this period, and (iv) the cost of employee outplacement services equal to $30,000. Mr. Franco’s new employment agreement also provided that he was subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Franco was employed by us and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Franco was required to execute a general release of claims in favor of us and our affiliates within 60 days of his termination date.
Mr. Haumesser
Mr. Haumesser initially entered into an employment agreement with us effective as of August 21, 2002. In connection with the Merger, Mr. Haumesser entered into a new employment agreement with us on October 13, 2010 on substantially similar terms to the agreement in effect immediately prior to the Merger. Under the terms of his new employment agreement, Mr. Haumesser continues to serve as our Vice President of Human Resources. The initial term of the new employment agreement is three years and on the third anniversary of the effective date and each successive anniversary thereof, the employment term will automatically extend by one year unless we give to Mr. Haumesser notice not to extend the employment term. The new employment agreement provides for (i) a base salary of $262,080 per year, subject to annual review and which may not be decreased, (ii) eligibility to earn a target annual incentive bonus equal to 60% of his base salary contingent upon the achievement of defined EBITDA performance goals with respect to each fiscal year, and (iii) participation in the stock plan established by Parent.
The new employment agreement provides that if Mr. Haumesser’s employment is involuntarily terminated by us without cause (other than if such termination occurs during the two year post-change in control period commencing on October 13, 2010), he will be entitled to the following severance benefits: (1) severance equal to the base salary in effect immediately prior to the date of termination of employment, which amount shall be paid commencing on the 61st day following such termination in 12 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (2) continued medical and dental benefits consistent with the terms in effect for our active employees for 12 months (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination, paid at the time such bonus would have otherwise been paid absent such termination. The terms of the new employment agreement also provides that if Mr. Haumesser’s employment is involuntarily terminated by us without cause or if he elects to resign following the occurrence of certain adverse changes to his employment (which are identical to the reasons described above for Mr. Chieffe), in each case, within two years from October 13, 2010 (i.e., the post-change in control period), Mr. Haumesser be entitled to the following severance benefits in lieu of his normal severance benefits described above: (i) a payment in an amount equal to (A) two times Mr. Haumesser’s base salary and (B) two times Mr. Haumesser’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, paid at the time such bonus would have otherwise been paid absent such termination, (iii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser from another employer during this period, and (iv) the cost of employee outplacement services equal to $30,000. Mr. Haumesser’s new employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Haumesser is employed by us and for the two-year period thereafter. In addition, as a condition to receiving any severance payments or benefits, Mr. Haumesser will be required to execute a general release of claims in favor of us and our affiliates within 60 days of his termination date.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity plan-based awards made to executive officers during the 2010 fiscal year:

								All Other
								Option
								Awards:					Grant
								Number		Exercise		Fair	Date
								of		or Base		Market	Fair
		Estimated Future Payouts Under			Estimated Future Payouts Under			Securities		Price of		Value	Value of
		Non-Equity Incentive Plan Awards (1)			Equity Incentive Plan Awards			Underlying		Option		on	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Options		Awards		Grant	Awards
Name	Grant Date	($)	($)	($)	(#)	(#) (2)	(#)	(#)		($/Sh)		Date ($)	($) (3)
Thomas N. Chieffe		125,000	625,000	1,875,000	—	—	—	—		—		—	—
	9/7/2010							13,824	(4)	1.00		133.95
	10/13/2010							106,055	(5)				14,100,490	(6)
	10/13/2010							576,099	(7)	10.00			—	(10)
	10/13/2010							480,082	(7)	20.00	(8)		—	(10)
	10/13/2010							480,082	(7)	30.00	(9)		—	(10)
	10/13/2010					384,066				10.00			—	(10)

Stephen E. Graham		99,840	187,200	449,280
	10/13/2010							20,506	(5)				2,726,365	(6)
	10/13/2010							135,553	(7)	10.00			—	(10)
	10/13/2010							112,961	(7)	20.00	(8)		—	(10)
	10/13/2010							112,961	(7)	30.00	(9)		—	(10)
	10/13/2010					90,368				10.00			—	(10)

Warren J. Arthur		83,200	156,000	374,400	—	—	—	—		—			—
	10/13/2010							24,595	(5)				3,270,016	(6)
	10/13/2010							169,441	(7)	10.00			—	(10)
	10/13/2010							141,201	(7)	20.00	(8)		—	(10)
	10/13/2010							141,201	(7)	30.00	(9)		—	(10)
	10/13/2010					112,961				10.00			—	(10)

Robert M. Franco		110,074	206,388	495,331	—	—	—	—		—			—
	10/13/2010							40,992	(5)				5,450,071	(6)
	10/13/2010							203,329	(7)	10.00			—	(10)
	10/13/2010							169,441	(7)	20.00	(8)		—	(10)
	10/13/2010							169,441	(7)	30.00	(9)		—	(10)
	10/13/2010					135,553				10.00			—	(10)

John F. Haumesser		83,866	157,248	377,395	—	—	—	—		—			—
	10/13/2010							25,620	(5)				3,406,294	(6)
	10/13/2010							135,553	(7)	10.00			—	(10)
	10/13/2010							112,961	(7)	20.00	(8)		—	(10)
	10/13/2010							112,961	(7)	30.00	(9)		—	(10)
	10/13/2010					90,368				10.00			—	(10)

(1)	Amounts in the table above under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the annual cash incentive bonuses payable to each of our named executive officers upon the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives for 2011 at threshold, target and maximum levels of performance.

(2)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” of the total number of options granted on October 13, 2010, eighty percent are subject to time-based vesting and the remaining twenty percent are subject to performance-based vesting. The performance-based options vest upon the attainment of specified annual EBITDA-based performance targets over a 5-year period, subject to the executive’s continued service over such period. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of our common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

(3)	The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2010 fiscal year in accordance ASC 718.

(4)	As part of his transaction bonus, Mr. Chieffe was granted an option on September 7, 2010 with an exercise price per share equal to $1.00. The exercise price was lower than the fair market value of our common stock on the date of grant. The option, however, could only be exercised within two and one-half months following the end of the year in which it first became exercisable.

(5)	Represents the number of options modified in connection with the Merger to eliminate provisions which caused variability in the number of shares underlying the options described in footnote 6 below.

(6)	The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2010 fiscal year in accordance with ASC 718, due to the modification of the options granted under the 2004 Plan, which option was subject to adjustment in the event our previous investor, Investcorp, converted its preferred stock of AMH II into common stock as described in more detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan” to eliminate provisions which caused variability in the number of shares underlying the options.

(7)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” of the total number of options granted on October 13, 2010, eighty percent are subject to time-based vesting and the remaining twenty percent are subject to performance-based vesting. Thirty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to three times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting of such time-based options accelerates in full if there is a change in control.

(8)	The exercise price equals two times the grant date fair market value of Parent’s common stock.

(9)	The exercise price equals three times the grant date fair market value of Parent’s common stock.

(10)	The grant date fair value is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the right of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
				Equity
				Incentive
	Number			Plan Awards:
	of	Number of		Number
	Securities	Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised		Option
	Options	Options		Unearned		Exercise	Option
	(#)	(#)		Options		Price	Expiration
Name	Exercisable	Unexercisable		(#)		($)	Date
Thomas N. Chieffe	—	576,099	(1)	—	(2)	10.00	10/13/2020
	—	480,082	(1)	—	(2)	20.00	10/13/2020
	—	480,082	(1)	—	(2)	30.00	10/13/2020
	—			384,066	(2)	10.00	10/13/2020

Stephen E. Graham	—	135,553	(1)	—	(2)	10.00	10/13/2020
	—	112,961	(1)	—	(2)	20.00	10/13/2020
	—	112,961	(1)	—	(2)	30.00	10/13/2020
	—			90,368	(2)	10.00	10/13/2020

Warren J. Arthur	—	169,441	(1)	—	(2)	10.00	10/13/2020
	—	141,201	(1)	—	(2)	20.00	10/13/2020
	—	141,201	(1)	—	(2)	30.00	10/13/2020
	—			112,961	(2)	10.00	10/13/2020

Robert M. Franco	—	203,329	(1)	—	(2)	10.00	10/13/2020
	—	169,441	(1)	—	(2)	20.00	10/13/2020
	—	169,441	(1)	—	(2)	30.00	10/13/2020
	—			135,553	(2)	10.00	10/13/2020

John F. Haumesser	—	135,553	(1)	—	(2)	10.00	10/13/2020
	—	112,961	(1)	—	(2)	20.00	10/13/2020
	—	112,961	(1)	—	(2)	30.00	10/13/2020
	—			90,368	(2)	10.00	10/13/2020

(1)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” of the total number of options granted on October 13, 2010, eighty percent are subject to time-based vesting and 20% are performance-based vesting. Of the total number of options granted, thirty percent have an exercise price equal to the grant date fair market value of the underlying common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to three times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting accelerates in full if there is a change in control.

(2)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” of the total number of options granted on October 13, 2010, twenty percent are subject to performance-based vesting. The performance-based options were granted with an exercise price equal to the grant date fair market value of the underlying stock and vest upon the attainment of specified annual EBITDA-based performance goals over a five year period, subject to the executive’s continued service over such period. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of our common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.
Options have been issued to our named executive officers under the AMH Investment Holdings Corp. 2010 Stock Incentive Plan. All of the options previously granted under the Associated Materials Holdings Inc. 2002 Stock Option Plan and the AMH Holdings II, Inc. 2004 Stock Option Plan were cancelled and cashed out in connection with the Merger. Below is a summary of these stock option plans.

AMH Investment Holdings Corp. 2010 Stock Incentive Plan
In October 2010, in connection with the Merger, Parent adopted the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (the “2010 Plan”), pursuant to which a total of 6,150,076 shares of Parent’s common stock, par value $0.01 per share, are reserved for issuance pursuant to awards under the 2010 Plan. The 2010 Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards. The Committee administers the 2010 Plan and selects eligible executives, directors, and employees of, and consultants to, Parent and its affiliates (including us), to receive awards under the 2010 Plan. Shares of Parent’s common stock acquired pursuant to awards granted under the 2010 Plan will be subject to certain transfer restrictions and repurchase rights set forth in the 2010 Plan. The Committee determines the number of shares of stock covered by awards granted under the 2010 Plan and the terms of each award, including but not limited to, the terms under which stock options may be exercised, the exercise price of the stock options and other terms and conditions of the options and other awards in accordance with the provisions of the 2010 Plan. In the event Parent undergoes a change of control, as defined below, the Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards. Subject to particular limitations specified in the 2010 Plan, the Board of Directors of Parent may amend or terminate the 2010 Plan. The 2010 Plan will terminate no later than 10 years following its effective date; however, any awards outstanding under the 2010 Plan will remain outstanding in accordance with their terms
In October 2010, stock options were granted to our named executive officers with the following terms: half of the total options granted have an exercise price equal to the grant date fair market value of Parent’s common stock and eighty percent of the total are subject to time-based vesting and twenty percent of the total is subject to performance-based vesting. Twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock, and the remaining twenty-five percent of the total number of options granted have an exercise price equal to three times the grant date fair market value of such stock. The time-based options vest solely upon the executive’s continued service over a five year period. The performance-based options vest solely upon the attainment of specified annual EBITDA-based performance goals over a five year period, subject to the executive’s continued service over such period. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control (as defined in the 2010 Plan), all of the time-based options will immediately vest prior to such change in control. With respect to the performance-based options, in the event of a change in control that portion of the option that was scheduled to vest in the year in which the change in control occurs and any portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of our common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent. Under the 2010 Plan, a change in control generally means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) the sale or disposition, in one or a series of related transactions, of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole, to any person or group other than to H&F Investors or any of their respective affiliates; (ii) any person or group, other than the H&F Investors or any of their respective affiliates, is or becomes the owner, directly or indirectly, of more than fifty percent of the total voting power of our outstanding voting stock, including by way of merger, consolidation or otherwise; or (ii) prior to an initial public offering, the H&F Investors and their respective affiliates do not have the ability to cause the election of a majority of the members of our Board of Directors and any person or group, other than H&F Investors and their respective affiliates, owns outstanding voting stock representing a greater percentage of voting power with respect to the general election of members of our Board than the shares of outstanding voting stock the H&F Investors and their respective affiliates collectively own.

AMH Holdings II, Inc. 2004 Stock Option Plan
In December 2004, AMH II adopted the AMH Holdings II, Inc. 2004 Stock Option Plan (the “2004 Plan”). The Committee administered the 2004 Plan and selected eligible executives, directors, and employees of, and consultants to, AMH II and its affiliates (including us), to receive options to purchase the common stock of our predecessor entity. The number of shares underlying certain options under the 2004 Plan were subject to adjustment in the event our previous investor, Investcorp, converted its preferred stock of AMH II into common stock, with the adjusted number of shares dependent on the fair market value of AMH II common stock at the time of such conversion. However, due to Section 409A of the Internal Revenue Code, we were not able to adjust these options upon the conversion. In lieu of this adjustment, we made cash payments to each of Messrs. Chieffe, Graham, Arthur, Franco, and Haumesser equal to the product of the number of additional shares that each such executive would have received if his option had been adjusted upwards multiplied by (2) the excess, if any, of $133.95 (the fair market value of the underlying stock at the time of such conversion) over the exercise price per share of the common stock subject to such option.
In addition, on September 7, 2010, the Committee approved an option grant to Mr. Chieffe to purchase 13,824 shares of our common stock as part of a transaction bonus for his exceptional performance in connection with the Merger. The exercise price of the option was $1.00 per share, which was below the fair market value of the underlying common stock at the time of such grant. The option, however, could only be exercised (once vested) within the short-term deferral period (i.e., no later than two and one-half months following the year in which such option vested).
In connection with the Merger, all outstanding vested options under the 2004 Plan, including the option granted to Mr. Chieffe on September 7, 2010, were cancelled in exchange for an amount in cash equal to the product of (1) the number of shares of common stock subject to each option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 (which was the per share Merger consideration) over the exercise price per share of common stock subject to such option. The remaining unvested options under the 2004 Plan were cancelled in exchange for a nominal payment of $500 to each holder thereof. Following the Merger, the 2004 Plan was terminated by the Board of Directors of AMH II in accordance with its terms.
Associated Materials Holdings Inc. 2002 Stock Option Plan
In June 2002, Associated Materials Holdings, LLC (“Holdings”) adopted the Associated Materials Holdings Inc. 2002 Stock Option Plan (the “2002 Plan”). In March 2004, AMH assumed the 2002 Plan and all outstanding options under the plan. Options under the 2002 Plan were converted from the right to purchase shares of Holdings common stock into a right to purchase shares of AMH common stock, with each option providing for the same number of shares and at the same exercise price as the original options. In connection with the Merger, all outstanding options under the 2002 Plan were cancelled in exchange for an amount in cash equal to the product of (1) the number of shares of common stock subject to each option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 (which was the per share Merger consideration) over the exercise price per share of common stock subject to such option. Following the Merger, the 2002 Plan was terminated by the Board of Directors of AMH II in accordance with its terms.
OPTIONS EXERCISES AND STOCK VESTED

	Option Awards
	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise
Name	(#) (1)	($) (2)
Thomas N. Chieffe	—	14,100,490
Stephen E. Graham	—	2,726,365
Warren J. Arthur	—	3,270,016
Robert M. Franco	—	5,450,071
John F. Haumesser	—	3,406,294

(1)	No shares of common stock were acquired upon option exercise. Rather the options were cancelled and cashed out in connection with the Merger and the named executive officer received the applicable value set forth herein.

(2)	The dollar amount provided herein reflects the cash payment for cancellation of the option in connection with the Merger, which amount was calculated as the product of (1) the number of shares of common stock subject to the option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 (which was the per share Merger consideration) over the exercise price per share of the common stock subject to such option.

PENSION BENEFITS
We do not maintain any pension plans which provide for payments or other benefits in connection with the retirement of any current named executive officer.
NON-QUALIFIED DEFERRED COMPENSATION
We do not maintain any non-qualified defined contribution or other deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Severance Benefits. We, as a matter of practice, provide severance benefits to all of our named executive officers and other management employees upon a termination by us without cause or by the executive for good reason. To be eligible to receive such benefits following a qualifying termination, the employee must first execute a general release of claims in the form determined by us.
Individual Agreements. Each of our named executive officers is party to an employment agreement that sets forth the severance benefits to be provided to such executive upon a qualifying termination that occurs outside of the two year period following a change in control or within the two year period following a change in control. We had a change in control on October 13, 2010, so the change in control period is currently in effect and will expire on October 13, 2012 (and will not apply following a subsequent change in control). Refer to the “Employment Agreements” section for additional discussion regarding the employment agreements with our executives.
Option Agreements. The stock option award agreements between us and our named executive officers provide that the time-based vesting options, granted pursuant to our 2010 Stock Incentive Plan, will vest in full immediately prior to a change in control. In the event of a change in control, the agreements also provide that the portion of the performance-based vesting options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering of our common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent. The value of the option acceleration is not included in the table below because the options granted with an exercise equal to the grant date fair market value would result in a payment equal to $0.00 since the value of our common stock has not increased since the Merger. The options granted with an exercise price equal to two times and three times, respectively, the grant date fair market value are also not included because these options have an exercise price that exceeds the fair market value of the underlying common stock as of January 1, 2011.

The table below summarizes the severance benefits that would have been payable to our named executive officers in connection with a termination without cause or a good leaver resignation had such event occurred on January 1, 2011, which date would occur during the post-change in control period.

	Change in Control Severance
	Severance		Benefits
Name	Payments (1)		(3)	Total
Thomas N. Chieffe	$4,500,000	(2)	$43,080	$4,543,080	(2)
Stephen E. Graham	1,248,000		43,080	1,291,080
Warren J. Arthur	1,040,000		43,080	1,083,080
Robert M. Franco	1,375,920		43,080	1,419,000
John F. Haumesser	1,048,320		43,080	1,091,400

(1)	Based on the terms of the employment agreements for each of our executives other than Mr. Chieffe, such amount is equal to the sum of two times the executive’s current annual base salary and two times the executive’s annual incentive bonus (based on the highest amount of annual incentive bonus earned by the executive in any calendar year during the three calendar years immediately preceding the year in which the Merger occurred). No pro rata bonus would be payable if an executive was terminated on January 1, 2011 because the applicable employment agreement provides that a pro-rata bonus is payable only if such termination occurs on or after June 30th of the same calendar year.

(2)	Based on the terms of Mr. Chieffe’s employment agreement, such amount is equal to the sum of two times his current annual base salary of $600,000; two times his annual incentive bonus of $600,000 (based on the highest amount of annual incentive bonus earned by Mr. Chieffe in any calendar year during the three calendar years immediately preceding the year in which the Merger occurred), and the remaining unpaid portion of his special retention incentive bonus in the amount of $1,500,000. No pro rata bonus would be payable if Mr. Chieffe was terminated on January 1, 2011 because his employment agreement provides that a pro-rata bonus is payable only if such termination occurs on or after June 30th of the same calendar year.

(3)	Represents an estimate of the medical benefits, based on our current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.

DIRECTOR COMPENSATION

Change
in Pension
Value and
	Fees				Non-Equity	Nonqualified
	Earned				Incentive	Deferred
	or Paid	Stock	Option		Plan	Compensation	All Other
Name	in Cash	Awards	Awards		Compensation	Earnings	Compensation		Total (1)
Erik Ragatz	$—	$—	$—		$—	$—	$—		$—
Charles A. Carroll	16,500	—	—		—	—	—		16,500
Dana R. Snyder (2)	31,000	—	817,537	(3)	—	—	472,531	(4)	1,321,068
Robert B. Henske	—	—	—		—	—	—		—
Stefan Goetz	—	—	—		—	—	—		—
Adam B. Durrett	—	—	—		—	—	—		—
Lars C. Haegg (2)	—	—	—		—	—	—		—
Ira D. Kleinman (2)	—	—	—		—	—	—		—
Kevin C. Nickelberry (2)	—	—	—		—	—	—		—
Dennis W. Vollmershausen (2)	15,000	—	—		—	—	—		15,000
Christopher D. Whalen (2)	—	—	—		—	—	—		—

(1)	Mr. Chieffe, our Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director. The compensation received by Mr. Chieffe is shown in the Summary Compensation Table.

(2)	Messrs. Snyder, Haegg, Kleinman, Nickelberry, Vollmershausen and Whalen were members of the Board of Directors of AMH II prior to the Merger. Mr. Haegg was the Chairman of the Board of Directors of AMH II.

(3)	The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2010 fiscal year in accordance with ASC 718, due to the modification of the options referred to in footnote 4 immediately below to eliminate provisions which caused variability in the number of shares underlying the options.

(4)	The dollar amount provided herein includes a cash payment made in lieu of adjusting the number of shares subject to an option granted under the 2004 Plan, which option was subject to adjustment in the event our previous investor, Investcorp, converted its preferred stock of AMH II into common stock as described in more detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Holdings II, Inc. 2004 Stock Option Plan.” The amount of the payment was determined by the product of the number of shares that would have been received had the option been adjusted upwards multiplied by (2) the excess, if any, of $133.95 (the fair market value of the underlying stock at the time of such conversion) over the exercise price per share of the common stock subject to such option.
Prior to the Merger, we paid two directors, Dennis Vollmershausen and Dana Snyder, $5,000 per meeting for their participation in meetings of our then Board of Directors, as neither was directly employed by either of our pre-Merger investors (Investcorp and Harvest Partners). Prior to the Merger, none of the other directors received any compensation for their services on the Board of Directors of AMH II or committees of the Board of Directors of AMH II. AMH II did reimburse its non-employee directors for all out of pocket expenses incurred in the performance of their duties as directors.
Following the consummation of the Merger, Charles A. Carroll became a member of our Board of Directors on October 13, 2010. In addition, Mr. Snyder re-joined our Board pursuant to a new arrangement on November 12, 2010. Following the Merger, each of Messrs. Snyder and Carroll are entitled to annual retainers of $40,000. They are each also entitled to receive an additional retainer of $10,000 per year for service on any committee of the Board. Each of Messrs. Snyder and Carroll also receives $2,000 for each Board or committee meeting he attends in person and $1,500 for each such meeting which he attends telephonically. Messrs. Snyder and Carroll are both members of the Compensation Committee of the Board. Annual retainers for Board and committee service, as applicable, along with meeting fees, are payable to Messrs. Snyder and Carroll quarterly, one quarter in arrears. We also pay direct travel expenses in connection with attending meetings and functions of the Board and committee(s) in accordance with applicable policies as in effect from time to time. In addition, each of Messrs. Ragatz, Henske, Goetz and Durrett did not receive any compensation for their services on our Board of Directors since they are employed by and receive compensation from the H&F Investors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of the Board of Directors of AMH Investment Holdings Corp. currently consists of Messrs. Ragatz, Carroll, Snyder and Henske.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of AMH Investment Holdings Corp. has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors of AMH Investment Holdings Corp. that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Erik D. Ragatz, Chairman
Charles A. Carroll
Dana R. Snyder
Robert B. Henske

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
AMH Investment Holdings Corp. (“Parent”), our indirect parent company, indirectly owns all of our equity interests through its direct ownership of all of the issued and outstanding capital stock of AMH Intermediate Holdings Corp. (“Holdings”). Parent currently has one class of common stock outstanding. All of Parent’s issued and outstanding common stock is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”) and certain members of Parent’s and our board of directors and management (the “Management Stockholders,” and together with H&F, the “Investors”). See Item 13. “Certain Relationships, Related Transactions and Director Independence.”
H&F is able to control all actions taken by the board of directors of Parent by virtue of its being able to designate a majority of the directors and its rights under the stockholders agreement to which it, Parent, Holdings, our company and the Management Stockholders are parties. In addition, as a result of the voting and transfer provisions of the stockholders agreement, the Investors may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each of the Investors in this group may be deemed to beneficially own all of the shares of Parent common stock held by the other Investors. Each of the Investors disclaims any beneficial ownership of shares of Parent common stock held by the other Investors.
All of our equity interests have been pledged as collateral to the lenders under the ABL facilities. If we were to default on the ABL facilities, the lenders could foreclose on these equity interests, which would result in a change of control.
We have no outstanding equity compensation plans under which securities of our company are authorized for issuance. Equity compensation plans are maintained by Parent. See Item 11. “Executive Compensation.”

The following table sets forth certain information as of March 30, 2011, regarding the beneficial ownership of Parent by:
•	each person known by us to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of Parent;
•	the directors and named executive officers of Parent and our company; and
•	all directors and named executive officers of Parent and our company as a group.
We determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days as of March 30, 2011 through the exercise of any options or the conversion of convertible debt. None of the shares of Parent common stock has been pledged as collateral. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Common Stock
	Number of Shares	% of Class
Investment funds affiliated with Hellman & Friedman LLC (1) (2)	53,995,650	97.83%

Executive Officers and Directors		*
Thomas N. Chieffe	338,114	*
Stephen E. Graham	61,463	*
Warren J. Arthur	90,391	*
Robert M. Franco	122,866	*
John F. Haumesser	76,791	*
Erik D. Ragatz (1)	—	*
Charles A. Carroll	500,000	*
Dana R. Snyder	10,000	*
Robert B. Henske (1)	—	*
Stefan Goetz (1)	—	*
Adam B. Durrett (1)	—	*
All directors and executive officers as a group	1,199,625	2.17%

*	Indicates ownership of less than 1%

(1)	Hellman & Friedman Capital Partners VI, L.P. (“HFCP VI”), Hellman & Friedman Capital Partners VI (Parallel), L.P. (“HFCP VI (Parallel)”), Hellman & Friedman Capital Executives VI, L.P. (“HFCE VI”) and Hellman & Friedman Capital Associates VI, L.P. (“HFCA VI,” and together with HFCP VI, HFCP VI (Parallel) and HFCE VI, the “H&F Entities”) beneficially own 53,995,650 shares of Parent common stock. The address for each of the H&F Entities is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, CA 94111. Such shares of Parent common stock are owned of record by HFCP VI, which owns 42,196,797 shares, HFCP VI (Parallel), which owns 11,077,555 shares, HFCE VI, which owns 174,424 shares, and HFCA VI, which owns 55,645 shares. Hellman & Friedman Investors VI, L.P. (“H&F Investors VI”) is the general partner of each of the H&F Entities. Hellman & Friedman LLC (“H&F”) is the general partner of H&F Investors VI. As the general partner of H&F Investors VI, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. An investment committee of H&F has sole voting and dispositive control over such shares of Parent common stock. Messrs. Ragatz, Henske and Goetz serve as Managing Directors of Hellman & Friedman, but none of them serves on the investment committee. Each of the members of the investment committee, as well as Messrs. Ragatz, Henske, Goetz and Durrett, disclaim beneficial ownership of such shares of Parent common stock, except to the extent of their respective pecuniary interest therein.

(2)	Includes shares issuable to the H&F Entities pursuant to convertible notes of Parent that mature on April 13, 2011 in the amounts of 387,414 shares to HFCP VI, 101,704 shares to HFCP VI (Parallel), 1,601 shares to HFCE VI and 510 shares to HFCA VI.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
AGREEMENTS RELATED TO THE MERGER
In connection with the Merger, Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), our indirect parent company, Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.) (“Holdings”), our direct parent company, and our company entered into several related party agreements. As a part of the Merger, and in accordance with the amended and restated management agreement between Harvest Partners and our company and the agreement between Harvest Partners and Investcorp International Inc. (“III”), which provided that transaction fees would be shared equally between Harvest and III, we paid (1) a transaction fee of $6.5 million and management fees for the remaining term of the amended and restated management agreement, including the cancellation notice period, of $3.2 million to Harvest Partners and (2) a transaction fee of $6.5 million to III. In addition, we paid $1.1 million to Hellman & Friedman LLC (“H&F”) in reimbursement for third party transaction related expenses incurred on behalf of Merger Sub primarily related to due diligence activities.
Stockholders Agreement
In connection with the closing of the Merger on October 13, 2010, Parent, Holdings and our company entered into a stockholders agreement (the “Stockholders Agreement”) with certain investment funds affiliated with H&F (the “H&F Investors”) and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date (the “Management Investors”). Parent may not issue any equity securities (prior to an initial public offering) without the consent of the H&F Investors and unless the recipient thereof agrees to become a party to the Stockholders Agreement. The Stockholders Agreement generally contains the following provisions:
Board of Directors. The Stockholders Agreement provides that, until an initial public offering of shares of Parent’s common stock, the owners of such shares who are parties to the agreement will vote their shares to elect a board of directors of Parent comprised of the following persons:
•	our Chief Executive Officer (unless otherwise determined in writing by the H&F Investors); and
•	such other directors as shall be designated from time to time by the H&F Investors.
Following an initial public offering, subject to certain exceptions, the H&F Investors will have the right to nominate a number of persons for election to Parent’s board of directors equal to the product (rounded up to the nearest whole number) of: (1) the percentage of outstanding equity securities beneficially owned by the H&F Investors and (2) the number of directors then on the board of directors. In addition, without the consent of the H&F Investors, each stockholder party (other than the H&F Investors) must vote all of his, her or its voting shares in favor of such H&F nominees, and each committee and subcommittee of Parent must include an H&F nominee, subject to applicable law and stock exchange rules.
Indemnification. Parent is generally required to indemnify and hold harmless the H&F Investors, together with each of their respective partners, stockholders, members, affiliates, directors, officers, fiduciaries, employees, managers, controlling persons and agents from any losses arising out of either of the following, subject to limited exceptions:
•	an H&F Investor’s or its affiliates’ ownership of equity interests or other securities of Parent or their control of or ability to influence Parent or any of its subsidiaries; or
•	the business, operations, properties, assets or other rights or liabilities of Parent or any of its subsidiaries.
Transfer Restrictions. The Stockholders Agreement contains transfer restrictions applicable to the equity securities held by the H&F Investors and other stockholder parties. In particular, the consent of the H&F Investors is required for all transfers of equity securities by the other stockholder parties, subject to certain exceptions, which include transfers to permitted transferees (i.e., certain affiliates) or transfers in connection with a tag-along or drag- along sale or, in certain circumstances, the exercise of preemptive rights. The transfer restrictions expire on the twelve-month anniversary of an initial public offering.

Registration Rights. Following an initial public offering, the Stockholders Agreement provides the H&F Investors with “demand rights” allowing them to require Parent to register all or a portion of such number of registrable securities as they shall designate. In connection with a marketed underwritten offering of Parent common stock other than an initial public offering, subject to certain exceptions, all stockholder parties will have certain “piggyback” registration rights.
Tag-Along Rights. Under the Stockholders Agreement, in connection with any sale by an H&F Investor constituting not less than 15% of the equity securities of Parent, subject to certain exceptions, the other stockholder parties, including H&F Investors not initiating the sale, will have “tag-along” rights that allow them to sell a proportional amount of their equity securities on substantially the same terms as those sold by the selling H&F Investors. The tag-along rights expire on the twelve-month anniversary of an initial public offering.
Drag-Along Rights. Under the Stockholders Agreement, subject to certain exceptions, the H&F Investors have “drag-along” rights that allow them to cause the other stockholder parties to participate in a transaction or transactions involving the transfer of not less than 50% of the equity securities of Parent. The drag-along rights expire on the twelve-month anniversary of an initial public offering.
Preemptive Rights. In the event that Parent issues capital stock outside of specified exempted issuances, unless the H&F Investors have notified Parent that they will not exercise their preemptive rights, each stockholder party, including the H&F Investors, may purchase up to its pro rata portion of such new securities. The preemptive rights expire upon the consummation of an initial public offering.
Call Rights. Upon termination of a Management Investor’s employment, Parent will have the right, but not the obligation, to purchase the common stock held by such Management Investor or his, her or its permitted transferee. If, at any time before it terminates, Parent determines not to exercise such call right, Parent must promptly notify the H&F Investors, and the H&F Investors will then have the right to exercise such call right in the same manner as Parent. The call rights expire upon the consummation of an initial public offering.
Indemnification of Directors and Officers
In February 2011, Parent, Holdings and our company, (collectively, the “Companies”) entered into indemnification agreements with each of the directors of the Companies (Messrs. Chieffe, Carroll, Snyder, Ragatz, Goetz, Henske and Durrett). The indemnification agreements provide that the Companies will jointly and severally indemnify each director to the fullest extent permitted by the Delaware general corporation law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding. Additionally, the Companies will generally advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith.
Our amended and restated limited liability company agreement provides that we will indemnify each of our members, directors and officers to the fullest extent permitted by law for claims arising by reason of the fact that such person is or was a member, director or officer of our company or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise.

AGREEMENTS WITH HARVEST PARTNERS AND INVESTCORP
AMH II Stockholders Agreement
On October 13, 2010, immediately before the consummation of the Acquisition Merger, the stockholders agreement of AMH II, dated as of December 22, 2004, as amended by Amendment No. 1 thereto, dated as of January 31, 2006, among AMH II and each holder of shares of the capital stock of AMH II (the “AMH II Stockholders Agreement”) was terminated. In connection with any underwritten public offering of the common stock of AMH II, including any initial public offering, the AMH II Stockholders Agreement provided each AMH II stockholder with the right to include common stock held by it under the registration statement pursuant to such offering. At any time after the occurrence of any initial public offering of AMH II, the AMH II Stockholders Agreement provided the Harvest Funds (as defined therein) and the Investcorp Investors (as defined therein) with certain demand registration rights and all stockholders party thereto with certain “piggyback” registration rights.
Management Advisory Agreement
We entered into an amended and restated management agreement (the “management agreement”) with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners received an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee was adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. We paid approximately $0.7 million, $0.9 million and $0.8 million of management fees to Harvest Partners for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provided that Harvest Partners would receive transaction fees in connection with financings, acquisitions and divestitures of our company. Such fees would be a percentage of the applicable transaction. In December 2004, Harvest Partners and Investcorp International Inc. (“III”) entered into an agreement pursuant to which they agreed that any transaction fee that became payable under the management agreement after December 22, 2004 would be shared equally by Harvest Partners and III. The initial term of the management agreement concluded on March 31, 2007, and the management agreement was then automatically renewed for one-year periods thereafter. On October 13, 2010, upon consummation of the Acquisition Merger, the management agreement was terminated.
As of January 1, 2011, we had a receivable from AMH Investment Holdings Corp (“Parent”), our indirect parent company, totaling approximately $3.2 million. The balance outstanding with Parent and our then indirect parent company related primarily to amounts owed under our tax sharing agreement, which included our company on their consolidated tax return.
OTHER RELATIONSHIPS
Intercompany Loan Agreement
In June 2009, we entered into an intercompany loan agreement with AMH II, our then indirect parent company, pursuant to which we agreed to periodically make loans to AMH II in an amount not to exceed an aggregate outstanding principal amount of approximately $33.0 million at any one time, plus accrued interest thereon. In connection with the closing of the Merger, the outstanding principal amount of the borrowings and accrued interest thereon under such intercompany loan agreement were deemed repaid.
Employment Agreements with Our Executive Officers
In connection with the Merger, we entered into new employment agreements with each of our executive officers (Messrs. Chieffe, Graham, Arthur, Franco and Haumesser, pursuant to which they each agreed to serve as an executive officer of our company and pursuant to which Mr. Chieffe agreed to serve as a member of Parent’s and our board of directors. See Item 11. “Executive Compensation — Employment Agreements.”
AlixPartners
During the year ended January 1, 2011, we paid AlixPartners, LLP, a portfolio company of H&F, $2.2 million in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics.

Other
Ms. Mason, the wife of Mr. Haumesser (our Vice President of Human Resources), is one of our employees and, during the year ended January 1, 2011, we paid Ms. Mason salary of $126,425, bonus compensation of $30,000 and payments in reimbursement for relocation expenses of $172,118.
POLICIES AND PROCEDURES FOR REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS
We have written policies governing conflicts of interest with our employees. In addition, we circulate director and executive officer questionnaires on an annual basis to identify potential conflicts of interest and related party transactions with such directors and officers. Although we do not have a formal process for approving related party transactions, the Board of Directors as a matter of practice has reviewed all of the transactions described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”
DIRECTOR INDEPENDENCE
The Board of Directors has determined that Messrs. Ragatz, Carroll, Snyder, Henske, Goetz and Durrett qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the Board of Directors for determining the independence of its directors. Mr. Chieffe is not an independent director because of his employment by us. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee of the Board of Directors are independent. The members of the Audit Committee (Messrs. Durrett, Ragatz and Henske) do not qualify as independent under the heightened independence requirements for audit committees. The Audit Committee of the Board of Directors is not comprised solely of independent members under the heightened independence requirements, because we are a privately held company and not subject to applicable listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to us by the independent accountants, Deloitte & Touche LLP and Ernst & Young LLP, for services rendered during fiscal years 2010 and 2009 (in thousands):

	2010	2009
Audit Fees	$841	$996
Audit-Related Fees	301	85
Tax Fees	210	64
Other Fees	429	358

Total Fees	$1,781	$1,503

Our Audit Committee adopted a policy in April 2003 to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the Audit Committee may delegate one or more members who are independent directors of the Board of Directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire Audit Committee at the next committee meeting.
AUDIT FEES
Audit fees principally constitute fees billed for professional services rendered by Deloitte & Touche LLP for the audit of our consolidated financial statements for the years ended January 1, 2011 and January 2, 2010, and interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q filed during the 2010 fiscal year and the third quarter of 2009 ended October 3, 2009. In addition, audit fees were billed for professional services rendered by Ernst & Young LLP for the interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the first two quarters of 2009 ended April 4, 2009 and July 4, 2009. The Audit Committee pre-approved 100% of the audit fees in 2010 and 2009.

AUDIT-RELATED FEES
Audit-related fees constitute fees billed for assurance and related services by Deloitte & Touche LLP and Ernst & Young LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than the services reported above under “Audit Fees.” In 2010, these fees were primarily related to the professional services rendered in connection with the Merger and application of purchase accounting. The Audit Committee pre-approved 100% of the audit-related fees in 2010 and 2009.
TAX FEES
Tax fees constitute fees billed for professional services rendered by Deloitte & Touche LLP and Ernst & Young LLP for tax compliance, tax advice and tax planning in each of the fiscal years 2010 and 2009. The Audit Committee pre-approved 100% of the tax fees in 2010 and 2009.
ALL OTHER FEES
In 2010, all other fees constitute fees billed for professional services rendered by Deloitte & Touche LLP and Ernst & Young LLP include due diligence in connection with the Merger, various debt restructurings and the reporting requirements associated with the issuance of our 9.125% notes in October 2010. In 2009, all other fees constitute fees billed for professional services rendered by Deloitte & Touche LLP and Ernst & Young LLP in connection with the reporting requirements associated with the issuance of our 9.875% notes in October 2009, which are no longer outstanding. The Audit Committee pre-approved 100% of the other fees in 2010 and 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are included in this report.
(A)(1) FINANCIAL STATEMENTS
See Index to Consolidated Financial Statements at Item 8. “Financial Statements and Supplementary Data” on page 44 of this report.
(A)(2) FINANCIAL STATEMENT SCHEDULES
All financial statement schedules have been omitted due to the absence of conditions under which they are required or because the information required is included in the consolidated financial statements or the notes thereto.
(A)(3) EXHIBITS
See Exhibit Index beginning on the page immediately preceding the exhibits for a list of exhibits filed as part of this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference. Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (*).

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
Vice President-Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)
Date: April 1, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas N. Chieffe Thomas N. Chieffe	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2011

/s/ Stephen E. Graham Stephen E. Graham	Vice President-Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 1, 2011

/s/ Erik Ragatz Erik Ragatz	Chairman of the Board of Directors	April 1, 2011

/s/ Charles A. Carroll Charles A. Carroll	Director	April 1, 2011

/s/ Dana R. Snyder Dana R. Snyder	Director	April 1, 2011

/s/ Robert B. Henske Robert B. Henske	Director	April 1, 2011

/s/ Stefan Goetz Stefan Goetz	Director	April 1, 2011

/s/ Adam B. Durrett Adam B. Durrett	Director	April 1, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of September 8, 2010, among AMH Holdings II, Inc., Carey Investment Holdings Corp., Carey Intermediate Holdings Corp. and Carey Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Associated Materials, LLC’s Form 8-K, filed with the SEC on September 13, 2010).

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2	Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC.

4.1
Indenture, dated as of October 13, 2010, among Carey Acquisition Corp., Carey New Finance, Inc., Associated Materials, LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee and notes collateral agent.

4.2	Form of 9.125% Senior Secured Note due 2017 (included in Exhibit 4.1 hereto).

4.3
Registration Rights Agreement, dated as of October 13, 2010, among Carey Acquisition Corp., Carey New Finance, Inc., Associated Materials, LLC, the guarantors named therein, Deutsche Bank Securities Inc., UBS Securities LLC and Barclays Capital Inc.

10.1
Revolving Credit Agreement, dated as of October 13, 2010, among Associated Materials, LLC, Carey Intermediate Holdings Corp., Gentek Holdings, LLC, Gentek Building Products, Inc., Gentek Canada Holdings Limited, Associated Materials Canada Limited, Gentek Building Products Limited Partnership, the lenders party thereto and the agents party thereto.

10.2
US Security Agreement, dated as of October 13, 2010, among Carey Intermediate Holdings Corp., Associated Materials, LLC, the other grantors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.3
US Pledge Agreement, dated as of October 13, 2010, among Carey Intermediate Holdings Corp., Associated Materials, LLC, the other pledgors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.4	US Guarantee, dated as of October 13, 2010, among Carey Intermediate Holdings Corp., Associated Materials, LLC, the other guarantors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.5
Canadian Security Agreement, dated as of October 13, 2010, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership, the other grantors named therein and UBS AG Canada Branch, as Canadian collateral agent.

Exhibit Number		Description

10.6
Canadian Pledge Agreement, dated as of October 13, 2010, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership, the other pledgors named therein and UBS AG Canada Branch, as Canadian collateral agent.

10.7		Canadian Pledge Agreement, dated as of October 13, 2010, between Gentek Building Products, Inc. and UBS AG, Stamford Branch, as US collateral agent.

10.8
Canadian Guarantee, dated as of October 13, 2010, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership, the other guarantors named therein and UBS AG Canada Branch, as Canadian collateral agent.

10.9
Intercreditor Agreement, dated as of October 13, 2010, between UBS AG, Stamford Branch, as collateral agent under the revolving loan documents, and Wells Fargo Bank, National Association, as collateral agent under the indenture and notes collateral documents.

10.10		Notes Security Agreement, dated as of October 13, 2010, among Associated Materials, LLC, the other grantors named therein and Wells Fargo Bank, National Association, as notes collateral agent.

10.11		Notes Pledge Agreement, dated as of October 13, 2010, among Associated Materials, LLC, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent.

10.12	*
Stockholders Agreement, dated as of October 13, 2010, among Carey Investment Holdings Corp., Carey Intermediate Holdings Corp., Associated Materials, LLC and the stockholders and holders of options signatory thereto.

10.13	*	Carey Investment Holdings Corp. 2010 Stock Incentive Plan.

10.14	*	Form of Stock Option Agreement (Time Vesting Option) for awards made under the 2010 Stock Incentive Plan.

10.15	*	Form of Stock Option Agreement (Performance Vesting Option) for awards made under the 2010 Stock Incentive Plan.

10.16	*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Thomas N. Chieffe.

10.17	*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Stephen Graham.

10.18	*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Warren J. Arthur.

10.19	*	Employment Agreement, dated as of December 20, 2010, between Associated Materials, LLC and Brad Beard.

Exhibit Number		Description

10.20	*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and John F. Haumesser.

10.21	*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Robert M. Franco.

10.22	*	Form of Indemnification Agreement between Associated Materials, LLC and certain of the directors and executive officers of Associated Materials, LLC.

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of the Registrant.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.