Form 10-Q
period 2011-04-02
ASSOCIATED MATERIALS, LLC
filed 2011-05-16
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2011, all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED APRIL 2, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 2,	January 1,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$5,682	$13,789
Accounts receivable, net of allowance for doubtful accounts of $9,863 at April 2, 2011 and $9,203 at January 1, 2011	111,745	118,408
Inventories	175,248	146,215
Income taxes receivable	—	3,291
Prepaid expenses	9,372	8,995

Total current assets	302,047	290,698

Property, plant and equipment, net	135,709	137,862
Goodwill	572,755	566,423
Other intangible assets, net	730,760	731,014
Other assets	29,024	29,907

Total assets	$1,770,295	$1,755,904

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$101,879	$90,190
Accrued liabilities	76,029	79,319
Deferred income taxes	13,951	19,989
Income taxes payable	2,244	2,506

Total current liabilities	194,103	192,004

Deferred income taxes	144,668	144,668
Other liabilities	132,989	132,755
Long-term debt	824,185	788,000
Member’s equity	474,350	498,477

Total liabilities and member’s equity	$1,770,295	$1,755,904

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor

Net sales	$196,736	$204,237
Cost of sales	156,657	155,798

Gross profit	40,079	48,439
Selling, general and administrative expenses	58,916	47,481

(Loss) income from operations	(18,837)	958
Interest expense, net	18,700	18,694
Foreign currency (gain)	(30)	(122)

Loss before income taxes	(37,507)	(17,614)
Income taxes (benefit) provision	(389)	1,078

Net loss	$(37,118)	$(18,692)

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Operating Activities
Net loss	$(37,118)	$(18,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,657	5,633
Amortization of deferred financing costs	1,102	1,007
Amortization of net liabilities recorded in purchase accounting for the fair value of leased facilities and warranty liabilities	(299)	—
Deferred income taxes	(301)	1,078
Provision for losses on accounts receivable	872	1,000
Debt accretion	—	63
Loss on sale or disposal of assets other than by sale	84	14
Changes in operating assets and liabilities:
Accounts receivable	6,535	(9,498)
Inventories	(27,730)	(22,176)
Accounts payable and accrued liabilities	7,716	(712)
Income taxes receivable / payable	(4,610)	(2,967)
Other	(871)	133

Net cash used in operating activities	(41,963)	(45,117)

Investing Activities
Capital expenditures	(2,400)	(5,050)

Net cash used in investing activities	(2,400)	(5,050)

Financing Activities
Net borrowings under ABL facilities	36,185	—
Net borrowings under prior ABL Facility	—	18,000
Financing costs	(36)	—

Net cash provided by financing activities	36,149	18,000

Effect of exchange rate changes on cash and cash equivalents	107	(56)

Net decrease in cash and cash equivalents	(8,107)	(32,223)
Cash and cash equivalents at beginning of period	13,789	55,905

Cash and cash equivalents at end of period	$5,682	$23,682

Supplemental information:
Cash paid for interest	$673	$24,714

Cash paid for income taxes	$4,540	$2,966

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 2, 2011
Note 1 — Basis of Presentation
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC (the “Company”) is now an indirect wholly-owned subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”).
The financial statements for the period ended April 3, 2010 have been presented to reflect the financial results of the Company and its former direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II (together, the “Predecessor”). The financial statements for the period ended April 2, 2011 have been presented to reflect the financial results of the Company subsequent to the Merger (the “Successor”). The Company’s financial position, results of operations and cash flows prior to the date of the Merger include the activity and results of its former direct and indirect parent companies, which principally consisted of borrowings and related interest expense, and are presented as the results of the Predecessor. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor.
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended April 2, 2011 and April 3, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 1, 2011. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 1, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”) provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

Note 2 — Business Combination
Unaudited pro forma operating results of the Company giving effect to the Merger on January 3, 2010 is summarized as follows (in thousands):

Quarter Ended
April 3,
2010
Net sales	$204,237
Net loss	(22,035)
Note 3 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	April 2,	January 1,
	2011	2011

Raw materials	$39,077	$39,729
Work-in-progress	12,655	10,746
Finished goods and purchased products	123,516	95,740

	$175,248	$146,215

Note 4 — Goodwill and Other Intangible Assets
The Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed resulted in goodwill. Total goodwill was approximately $572.8 million and $566.4 million as of April 2, 2011 and January 1, 2011, respectively. The Company did not recognize any impairment losses of its goodwill during any of the periods presented. The impact of foreign currency translation increased the carrying value of goodwill by $6.4 million for the quarter ended April 2, 2011. None of the Company’s goodwill is deductible for income tax purposes.
The Company’s other intangible assets consist of the following (in thousands):

	April 2, 2011				January 1, 2011
	Average				Average
	Amortization			Net	Amortization			Net
	Period		Accumulated	Carrying	Period		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	(In Years)	Cost	Amortization	Value
Amortized customer bases	13	$333,111	$12,087	$321,024	13	$330,915	$5,453	$325,462
Non-amortized trade names		409,736	—	409,736		405,552	—	405,552

Total intangible assets		$742,847	$12,087	$730,760		$736,467	$5,453	$731,014

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually at the beginning of the fourth quarter.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $6.6 million and $0.7 million for the quarters ended April 2, 2011 and April 3, 2010, respectively. The foreign currency translation impact on accumulated amortization of intangibles was less than $0.1 million for the quarter ended April 2, 2011. Amortization expense is expected to be approximately $19.5 million for the remainder of fiscal 2011. Amortization expense is estimated to be $26.1 million per year for fiscal years 2012, 2013, 2014 and 2015.

Note 5 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 2,	January 1,
	2011	2011

9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	94,185	58,000

Total long-term debt	$824,185	$788,000

9.125% Senior Secured Notes due 2017
In October 2010, in connection with the consummation of the Merger, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). The first semi-annual interest payment was made on April 29, 2011.
As the Company has not yet completed its offer to exchange all of its outstanding privately placed 9.125% notes for newly registered 9.125% notes as of the date of this filing, the fair value of the 9.125% notes at April 2, 2011 and January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010.
ABL Facilities
In October 2010, in connection with the consummation of the Merger, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) LIBOR (for eurodollar loans under the U.S. facility) or CDOR (for loans under the Canadian facility), plus an applicable margin of 2.75% as of April 2, 2011, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of April 2, 2011, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of April 2, 2011.
As of April 2, 2011, there was $94.2 million drawn under the Company’s ABL facilities and $36.5 million available for additional borrowings. As of April 2, 2011, the per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.4%. As of April 2, 2011, the per annum interest rates applicable to borrowings under the Canadian portion of the ABL facilities were in the range of 3.0% to 4.8%. The weighted average interest rate for borrowings under the ABL facilities was 3.9% for the quarter ended April 2, 2011. As of April 2, 2011, the Company had letters of credit outstanding of $7.3 million primarily securing deductibles of various insurance policies.
Note 6 — Comprehensive Loss
Comprehensive loss differs from net loss due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows:

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Net loss	$(37,118)	$(18,692)
Unrecognized prior service cost and net loss, net of tax	—	242
Foreign currency translation adjustments	12,965	2,864

Comprehensive loss	$(24,153)	$(15,586)

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

	Quarters Ended
	April 2, 2011		April 3, 2010
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
	Successor		Predecessor
Net periodic pension cost
Service cost	$186	$648	$155	$604
Interest cost	772	955	778	903
Expected return on assets	(845)	(1,004)	(760)	(867)
Amortization of unrecognized:
Prior service costs	—	—	7	11
Cumulative net loss	—	—	303	48

Net periodic pension cost	$113	$599	$483	$699

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
Although changes in market conditions, current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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
Note 8 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Vinyl windows	$71,709	$76,337
Vinyl siding products	37,160	39,356
Metal products	36,369	36,375
Third-party manufactured products	37,120	37,563
Other products and services	14,378	14,606

	$196,736	$204,237

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
As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions the Company believes market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the estimated fair value of the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs, which was included in the Company’s warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The provision for warranties is reported within cost of sales in the consolidated statements of operations.
A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Balance at the beginning of the period	$94,712	$33,016
Provision for warranties issued and changes in estimates for pre-existing warranties	1,372	1,540
Claims paid	(628)	(1,237)
Foreign currency translation	477	263

Balance at the end of the period	$95,933	$33,582

Note 10 — Manufacturing Restructuring Costs
The following is a reconciliation of the manufacturing restructuring liability of the warehouse facility adjacent to the Ennis manufacturing plant related to the discontinued use (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Beginning liability	$4,583	$5,036
Accretion of related lease obligations	138	91
Payments	(423)	(397)

Ending liability	$4,298	$4,730

Of the remaining restructuring liability at April 2, 2011, approximately $0.8 million is expected to be paid during the remainder of 2011. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.

Note 11 — Subsidiary Guarantors
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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
April 2, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,040	$—	$—	$1,642	$—	$5,682
Accounts receivable, net	70,621	—	10,624	30,500	—	111,745
Intercompany receivables	387,641	—	12,094	2,265	(402,000)	—
Inventories	121,119	—	12,281	41,848	—	175,248
Income taxes receivable	19,995	—	—	—	(19,995)	—
Deferred income taxes	—	—	1,634	—	(1,634)	—
Prepaid expenses	6,414	—	1,095	1,863	—	9,372

Total current assets	609,830	—	37,728	78,118	(423,629)	302,047

Property, plant and equipment, net	83,916	—	3,739	48,054	—	135,709
Goodwill	353,432	—	28,978	190,345	—	572,755
Other intangible assets, net	490,870	—	50,894	188,996	—	730,760
Investment in subsidiaries	17,002	—	(30,332)	—	13,330	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	25,768	—	10	3,246	—	29,024

Total assets	$1,580,818	$730,000	$91,017	$508,759	$(1,140,299)	$1,770,295

Liabilities And Member’s Equity
Current liabilities:
Accounts payable	$65,509	$—	$11,166	$25,204	$—	$101,879
Intercompany payables	—	—	—	402,000	(402,000)	—
Accrued liabilities	63,212	—	4,925	7,892	—	76,029
Deferred taxes	11,407	—	—	4,178	(1,634)	13,951
Income taxes payable	—	—	16,438	5,801	(19,995)	2,244

Total current liabilities	140,128	—	32,529	445,075	(423,629)	194,103

Deferred income taxes	85,191	—	14,661	44,816	—	144,668
Other liabilities	78,145	—	26,825	28,019	—	132,989
Long-term debt	803,000	730,000	—	21,185	(730,000)	824,185
Member’s equity	474,350	—	17,002	(30,332)	13,330	474,350

Total liabilities and member’s equity	$1,580,814	$730,000	$91,017	$508,763	$(1,140,299)	$1,770,295

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended April 2, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$144,212	$—	$34,168	$51,065	$(32,709)	$196,736
Cost of sales	115,133	—	33,335	40,898	(32,709)	156,657

Gross profit	29,079	—	833	10,167	—	40,079
Selling, general and administrative expenses	46,641	—	1,042	11,233	—	58,916

Loss from operations	(17,562)	—	(209)	(1,066)	—	(18,837)
Interest expense, net	18,339	—	—	361	—	18,700
Foreign currency (gain)	—	—	—	(30)	—	(30)

Loss before income taxes	(35,901)	—	(209)	(1,397)	—	(37,507)
Income taxes (benefit)	—	—	—	(389)	—	(389)

Loss before equity loss from subsidiaries	(35,901)	—	(209)	(1,008)	—	(37,118)
Equity loss from subsidiaries	(1,217)	—	(1,008)	—	2,225	—

Net loss	$(37,118)	$—	$(1,217)	$(1,008)	$2,225	$(37,118)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 2, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(33,874)	$—	$2,851	$(10,940)	$(41,963)

Investing Activities

Capital expenditures	(1,630)	—	(13)	(757)	(2,400)

Net cash used in investing activities	(1,630)	—	(13)	(757)	(2,400)

Financing Activities
Net borrowings under ABL facilities	15,000	—	—	21,185	36,185
Intercompany transactions	18,669	—	(2,838)	(15,831)	—
Financing costs	(36)	—	—	—	(36)

Net cash provided by (used in) financing activities	33,633	—	(2,838)	5,354	36,149

Effect of exchange rate changes on cash and cash equivalents	—	—	—	107	107

Net decrease in cash and cash equivalents	(1,871)	—	—	(6,236)	(8,107)
Cash and cash equivalents at beginning of period	5,911	—	—	7,878	13,789

Cash and cash equivalents at end of period	$4,040	$—	$—	$1,642	$5,682

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended April 3, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$145,891	$—	$29,561	$57,981	$(29,196)	$204,237
Cost of sales	112,476	—	27,512	45,006	(29,196)	155,798

Gross profit	33,415	—	2,049	12,975	—	48,439
Selling, general and administrative expenses	37,405	—	808	9,268	—	47,481

(Loss) income from operations	(3,990)	—	1,241	3,707	—	958
Interest expense, net	18,445	—	2	247	—	18,694
Foreign currency (gain)	—	—	—	(122)	—	(122)

(Loss) income before income taxes	(22,435)	—	1,239	3,582	—	(17,614)
Income taxes (benefit)	(936)	—	936	1,078	—	1,078

(Loss) income before equity income from subsidiaries	(21,499)	—	303	2,504	—	(18,692)
Equity income from subsidiaries	2,807	—	2,504	—	(5,311)	—

Net income (loss)	$(18,692)	$—	$2,807	$2,504	$(5,311)	$(18,692)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended April 3, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash used in operating activities	$(36,727)	$—	$(2,000)	$(6,390)	$(45,117)

Investing Activities

Capital expenditures	(4,133)	—	(10)	(907)	(5,050)

Net cash used in investing activities	(4,133)	—	(10)	(907)	(5,050)

Financing Activities
Net borrowings under prior ABL Facility	18,000	—	—	—	18,000
Dividends from non-guarantor subsidiary	—	—	20,000	(20,000)	—
Intercompany transactions	20,612	—	(17,996)	(2,616)	—

Net cash provided by (used in) financing activities	38,612	—	2,004	(22,616)	18,000

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(56)	(56)

Net decrease in cash and cash equivalents	(2,248)	—	(6)	(29,969)	(32,223)
Cash and cash equivalents at beginning of period	5,917	—	82	49,906	55,905

Cash and cash equivalents at end of period	$3,669	$—	$76	$19,937	$23,682

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our company-operated supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 36%, 19%, 18% and 19%, respectively, of our net sales for quarter ended April 2, 2011. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 120 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 250 independent distributors and dealers, who then sell to their customers. We estimate that, for the quarter ended April 2, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. During the quarter ended April 2, 2011, approximately 70% of our net sales were generated through our network of company-operated supply centers.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, weather, government incentives and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the short term, however, the building products industry continues to be negatively impacted by a weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of existing homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2010 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets over the same time period have further hampered the housing market. Our sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Reduced levels of existing homes sales and housing price depreciation have had a significant negative impact on our remodeling sales over the past few years. In addition, a reduced number of new housing starts has had a negative impact on our new construction sales. As a result of the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for our products and lower gross margins. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record an impairment of certain of our assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.
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
Recently, due to industry-wide shortages of ethylene and other inputs to the vinyl resin manufacturing process, our vinyl resin supplier has invoked a force majeure clause in its supply contract with us, and it has informed us that it will need to reduce its supply commitments with its customers. We use vinyl resin in manufacturing of our vinyl siding and windows. Our supplier has indicated that it expects this shortage to continue for the next few months. Based on our current inventory levels, and the expected reduction in vinyl resin from our supplier, we do not believe that the reduced supply will have a significant impact on our business. However, should the level of supply further contract or continue beyond a few months, or should our supply requirements increase above our current expectations, we may be forced to acquire vinyl resin from other suppliers at higher prices, or we may unable to meet sales demand, which would consequently have a negative impact on our results of operations.

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
The following table sets forth for the periods indicated our results of operations (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor

Net sales	$196,736	$204,237
Cost of sales	156,657	155,798

Gross profit	40,079	48,439
Selling, general and administrative expenses	58,916	47,481

(Loss) income from operations	(18,837)	958
Interest expense, net	18,700	18,694
Foreign currency (gain)	(30)	(122)

Loss before income taxes	(37,507)	(17,614)
Income taxes (benefit) provision	(389)	1,078

Net loss	$(37,118)	$(18,692)

Other Data:
EBITDA (1)	$(6,150)	$6,713
Adjusted EBITDA (1)	(4,194)	8,789

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our revolving credit agreement and the indenture governing the 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our senior secured asset-based revolving credit facilities (the “ABL facilities”) and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

Prior year Adjusted EBITDA amounts are presented to conform to the current year’s presentation of the computation of Adjusted EBITDA, which is in conformity with the Adjusted EBITDA as defined in our revolving credit agreement and the indenture governing the 9.125% notes.
The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Net loss	$(37,118)	$(18,692)
Interest expense, net	18,700	18,694
Income taxes (benefit) provision	(389)	1,078
Depreciation and amortization	12,657	5,633

EBITDA	(6,150)	6,713
Merger costs (a)	489	—
Purchase accounting related adjustments (b)	(976)	—
Management fees (c)	—	220
Tax restructuring costs (d)	—	88
Write-offs of assets other than by sale	84	14
Bank fees (e)	—	15
Stock compensation expense (f)	27	—
Other normalizing and unusual items (g)	2,362	1,258
Foreign currency (gain) (h)	(30)	(122)
Pro forma cost savings (i)	—	603

Adjusted EBITDA	$(4,194)	$8,789

(a)	Represents professional fees incurred in connection with the Merger.

(b)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the Merger, which include the following: $0.7 million of reduced pension expense as a result of purchase accounting adjustments and amortization related to net liabilities recorded in purchase accounting for the fair value of certain of our leased facilities and warranty liabilities of $0.1 million and $0.2 million, respectively.

(c)	Represents annual management fees paid to Harvest Partners, L.P. (one of our sponsors prior to the Merger).

(d)	Represents legal and accounting fees incurred in connection with tax restructuring projects.

(e)	Represents bank audit fees incurred under our prior ABL Facility and our ABL facilities.

(f)	Represents stock compensation related to restricted share units issued to certain board members.

(g)	Represents the following (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Professional fees (i)	$1,805	$880
Accretion on lease liability (ii)	138	91
Excess severance costs (iii)	198	287
Excess legal expense (iv)	221	—

Total	$2,362	$1,258

(i)	Represents management’s estimate of unusual or non-recurring consulting fees primarily associated with cost savings initiatives.

(ii)	Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within senior management.

(iv)	Represents management’s estimate of excess legal expense incurred in connection with the defense of certain warranty related claims.

(h)	Represents currency transaction/translation (gains)/losses, including on currency exchange hedging agreements.

(i)	For the quarter ended April 3, 2010, the amounts represent management’s estimates of cost savings that could have resulted from producing glass in-house at our Cuyahoga Falls, Ohio window facility had such production started on January 4, 2009 of $0.5 million and cost savings that could have resulted from entering into our leveraged procurement program with an outside consulting firm had such program been entered into on January 4, 2009 of $0.1 million.
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Vinyl windows	$71,709	$76,337
Vinyl siding products	37,160	39,356
Metal products	36,369	36,375
Third-party manufactured products	37,120	37,563
Other products and services	14,378	14,606

	$196,736	$204,237

Quarter Ended April 2, 2011 Compared to Quarter Ended April 3, 2010
Net sales decreased 3.7% to $196.7 million for the first quarter of 2011 compared to $204.2 million for the same period in 2010. The decrease in sales is primarily due to vinyl siding and vinyl window unit volume decreases of 10% and 5%, respectively, partially offset by the impact of the stronger Canadian dollar in 2011.
Gross profit in the first quarter of 2011 was $40.1 million, or 20.4% of net sales, compared to gross profit of $48.4 million, or 23.7% of net sales, for the same period in 2010. The decrease in gross margin was primarily the result of lower volumes, an increase in the cost of certain commodities used in manufacturing processes, increased freight costs and a negative impact from product mix, partially offset by our continued implementation of cost reduction initiatives.

Selling, general and administrative expenses were approximately $58.9 million, or 29.9% of net sales, for the first quarter of 2010 versus $47.5 million, or 23.2% of net sales, for the same period in 2010. Selling, general and administrative expenses for the quarter ended April 2, 2011 included professional fees associated with the Merger and cost savings initiatives of approximately $2.3 million, employee termination costs and excess severance of approximately $0.2 million, excess legal expenses incurred in connection with the defense of certain warranty related claims of approximately $0.2 million and reduced pension expense as a result of purchase accounting adjustments of approximately $0.5 million, while selling, general and administrative expenses for the quarter ended April 3, 2010 included professional fees associated with cost savings initiatives of approximately $0.9 million, employee termination costs and excess severance of approximately $0.3 million and management fees of approximately $0.2 million. Excluding these costs, selling, general and administrative expenses for the quarter ended April 2, 2011 increased approximately $10.6 million when compared to the same period in 2010. The increase in selling, general and administrative expenses was primarily due to increased depreciation of fixed assets and amortization of intangible assets of approximately $6.4 million as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in 2010, increased salaries and wages of approximately $1.8 million as a result of increased headcount and the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2011 of approximately $0.6 million.
Loss from operations was approximately $18.8 million for the quarter ended April 2, 2011 compared to income from operations of approximately $1.0 million for the same period in 2010.
Interest expense recorded for the quarter ended April 2, 2011 of approximately $18.7 million remained consistent with the same period in 2010. Interest expense for the quarter ended April 2, 2011 relates to interest on the 9.125% notes and borrowings under our ABL facilities, while interest expense for the same period in 2010 relates to interest on the then outstanding 9.875% notes, 11.25% notes, 20% notes and borrowings under the prior ABL Facility.
The income tax provision for the first quarter of 2011 reflects an effective income tax rate of 1.0%, compared to an effective income tax rate of (6.1)% for the same period in 2010. The change in the tax rate was primarily the result of foreign losses in the first quarter of 2011 compared to foreign income in the same period in 2010. No tax benefit was taken for U.S. losses in either period.
Net loss for the quarter ended April 2, 2011 was $37.1 million compared to a net loss of $18.7 million for the same period in 2010.
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
Liquidity and Capital Resources
The following sets forth a summary of our cash flows for the quarters ended April 2, 2011 and April 3, 2010 (in thousands):

	Quarters Ended
	April 2,	April 3,
	2011	2010
	Successor	Predecessor
Net cash used in operating activities	$(41,963)	$(45,117)
Net cash used in investing activities	(2,400)	(5,050)
Net cash provided by financing activities	36,149	18,000
Cash Flows
At April 2, 2011, we had cash and cash equivalents of $5.7 million and available borrowing capacity of approximately $36.5 million under our ABL facilities. Outstanding letters of credit as of April 2, 2011 totaled approximately $7.3 million primarily securing deductibles of various insurance policies.

Cash Flows from Operating Activities
Net cash used in operating activities was $42.0 million for the three months ended April 2, 2011, compared to $45.1 million for the same period in 2010. The factors typically impacting cash flows from operating activities during the first three months of the year include the seasonal increase of inventory levels and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a source of cash of $6.5 million for the three months ended April 2, 2011, compared to a use of cash of $9.5 million for the same period in 2010, resulting in a net increase in cash flows of $16.0 million reflecting the decreased sales in the current year. Inventory was a use of cash of $27.7 million during the three months ended April 2, 2011, compared to $22.2 million during the same period in 2010, resulting in a net decrease in cash flows of $5.6 million, which was primarily due to increased inventory levels and rising costs of certain raw materials in the current year. Accounts payable and accrued liabilities were a source of cash of $7.7 million for the three months ended April 2, 2011, compared to a use of cash of $0.7 million for the same period in 2010, resulting in a net increase in cash flows of $8.4 million. Cash flows provided by operating activities for the three months ended April 2, 2011 includes income tax payments of $4.5 million, compared to $3.0 million of income tax payments for the same period in 2010.
Cash Flows from Investing Activities
During the three months ended April 2, 2011, net cash used in investing activities consisted of capital expenditures of $2.4 million. Capital expenditures in 2011 were primarily at supply centers for continued operations, relocations, opening preparations and various enhancements at our manufacturing facilities. During the three months ended April 3, 2010, net cash used in investing activities consisted of capital expenditures of $5.1 million. Capital expenditures in 2010 were primarily at supply centers for continued operations and relocations, the continued development of our glass insourcing process and various enhancements at plant locations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended April 2, 2011 included net borrowings under our ABL facilities of $36.2 million, partially offset by payments of financing costs of less than $0.1 million. Net cash provided by financing activities for the three months ended April 3, 2010 included net borrowings under our prior ABL Facility of $18.0 million.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, in connection with the consummation of the Merger, Associated Materials, LLC and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of the 9.125% notes. The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the ABL facilities. The first semi-annual interest payment was made on April 29, 2011.
As we have not yet completed our offer to exchange all of our outstanding privately placed 9.125% notes for newly registered 9.125% notes as of the date of this filing, the fair value of the 9.125% notes at April 2, 2011 and January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010.
ABL Facilities
In October 2010, in connection with the consummation of the Merger, Associated Materials, LLC entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) LIBOR (for eurodollar loans under the U.S. facility) or CDOR (for loans under the Canadian facility), plus an applicable margin of 2.75% as of April 2, 2011, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of April 2, 2011, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of April 2, 2011.
As of April 2, 2011, there was $94.2 million drawn under our ABL facilities and $36.5 million available for additional borrowings. As of April 2, 2011, the per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.4%. As of April 2, 2011, the per annum interest rates applicable to borrowings under the Canadian portion of the ABL facilities were in the range of 3.0% to 4.8%. The weighted average interest rate for borrowings under the ABL facilities was 3.9% for the quarter ended April 2, 2011. As of April 2, 2011, we had letters of credit outstanding of $7.3 million primarily securing deductibles of various insurance policies.

Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the indenture governing the 9.125% notes (“Indenture”), other than (A) a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold, and (B) as otherwise described below.
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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on our key commodities has increased significantly over the past three years. In response, we announced price increases over the past several years on certain of our product offerings to offset the inflation of raw materials, and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At April 2, 2011, we had no raw material hedge contracts in place.

Certain Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	our operations and results of operations;
•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;
•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;
•	changes in raw material costs and availability of raw materials and finished goods;
•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;
•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;
•	market acceptance of price increases;
•	declines in national and regional trends in home remodeling and new housing starts;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;
•	changes in weather conditions;
•	consolidation of our customers;
•	our ability to attract and retain qualified personnel;
•	our ability to comply with certain financial covenants in the indenture governing the 9.125% notes and our ABL facilities;
•	declines in market demand;
•	our substantial level of indebtedness;
•	increases in our indebtedness;
•	increases in costs of environmental compliance or environmental liabilities;
•	increases in warranty or product liability claims;
•	increases in capital expenditure requirements; and
•	the other factors discussed under Item 1A. “Risk Factors” as filed in our Annual Report on Form 10-K for the year ended January 1, 2011 and elsewhere in this report.
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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” (as defined). At April 2, 2011, we had borrowings outstanding of $94.2 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.9 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. As our offer to exchange all of our outstanding privately placed 9.125% notes for newly registered 9.125% notes has not been completed as of the date of this filing, the fair value of our 9.125% notes at April 2, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar.
At April 2, 2011, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial. A 10% strengthening or weakening from the levels experienced during the first quarter of 2011 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.1 million decrease or increase, respectively, in net income for the quarter ended April 2, 2011.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials — vinyl resin, aluminum and steel.

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

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 filed with the Securities and Exchange Commission on April 1, 2011.

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

ASSOCIATED MATERIALS, LLC

(Registrant)

Date: May 16, 2011	By:	/s/ Thomas N. Chieffe Thomas N. Chieffe
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Stephen E. Graham Stephen E. Graham
Vice President — Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)