Form 10-Q
period 2011-07-02
ASSOCIATED MATERIALS, LLC
filed 2011-08-11
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 2, 2011
For the quarterly period ended July 2, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2011, all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED JULY 2, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 2,	January 1,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$6,785	$13,789
Accounts receivable, net of allowance for doubtful accounts of $9,732 at July 2, 2011 and $9,203 at January 1, 2011	158,291	118,408
Inventories	193,429	146,215
Income taxes receivable	—	3,291
Prepaid expenses	9,058	8,995

Total current assets	367,563	290,698

Property, plant and equipment, net of accumulated depreciation of $17,293 at July 2, 2011 and $4,943 at January 1, 2011	137,460	137,862
Goodwill	573,912	566,423
Other intangible assets, net	725,940	731,014
Other assets	28,326	29,907

Total assets	$1,833,201	$1,755,904

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$138,500	$90,190
Accrued liabilities	69,937	79,319
Deferred income taxes	16,422	19,989
Income taxes payable	738	2,506

Total current liabilities	225,597	192,004

Deferred income taxes	144,668	144,668
Other liabilities	135,468	132,755
Long-term debt	857,800	788,000
Member’s equity	469,668	498,477

Total liabilities and member’s equity	$1,833,201	$1,755,904

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Net sales	$310,459	$328,322	$507,195	$532,559
Cost of sales	230,119	236,464	386,776	392,262

Gross profit	80,340	91,858	120,419	140,297
Selling, general and administrative expenses	65,624	53,589	124,540	101,070

Income (loss) from operations	14,716	38,269	(4,121)	39,227
Interest expense, net	19,095	18,797	37,795	37,491
Foreign currency loss (gain)	124	70	94	(52)

(Loss) income before income taxes	(4,503)	19,402	(42,010)	1,788
Income taxes provision (benefit)	2,690	(326)	2,301	752

Net income (loss)	$(7,193)	$19,728	$(44,311)	$1,036

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 2,	July 3,
	2011	2010
	Successor	Predecessor
Operating Activities
Net income (loss)	$(44,311)	$1,036
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,457	11,266
Deferred income taxes	1,850	261
Provision for losses on accounts receivable	1,531	1,974
Amortization of deferred financing costs	2,238	2,027
Stock compensation	114	—
Amortization of net liabilities recorded in purchase accounting for the fair value of leased facilities and warranty liabilities	(598)	—
Debt accretion	—	127
Loss on sale or disposal of assets other than by sale	173	27
Changes in operating assets and liabilities:
Accounts receivable	(39,939)	(48,448)
Inventories	(45,153)	(43,764)
Accounts payable and accrued liabilities	37,512	61,014
Income taxes receivable / payable	(6,142)	(5,725)
Other	2,113	832

Net cash used in operating activities	(65,155)	(19,373)

Investing Activities
Supply center acquisition	(1,550)	—
Capital expenditures	(9,941)	(8,263)

Net cash used in investing activities	(11,491)	(8,263)

Financing Activities
Net borrowings under ABL Facilities	69,800	—
Net borrowings under prior ABL Facility	—	5,000
Financing costs	(371)	(106)

Net cash provided by financing activities	69,429	4,894

Effect of exchange rate changes on cash and cash equivalents	213	(971)

Net decrease in cash and cash equivalents	(7,004)	(23,713)
Cash and cash equivalents at beginning of period	13,789	55,905

Cash and cash equivalents at end of period	$6,785	$32,192

Supplemental information:
Cash paid for interest	$38,365	$35,837

Cash paid for income taxes	$6,611	$6,214

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JULY 2, 2011
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
The financial statements for the periods ended July 3, 2010 have been presented to reflect the financial results of the Company and its former direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II (together, the “Predecessor”). The financial statements for the periods ended July 2, 2011 have been presented to reflect the financial results of the Company subsequent to the Merger (the “Successor”). The Company’s results of operations and cash flows prior to and including the Merger include the activity and results of its former direct and indirect parent companies, which principally consisted of borrowings and related interest expense, and are presented as the results of the Predecessor. The results of operations following the Merger are presented as the results of the Successor.
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarter and the six months ended July 2, 2011 and July 3, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 1, 2011. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 1, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on its consolidated financial position, results of operations or cash flows.
ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.
Note 2 — Business Combination
Unaudited pro forma operating results of the Company giving effect to the Merger on January 3, 2010 is summarized as follows (in thousands):

	Quarter	Six Months
	Ended	Ended
	July 3,	July 3,
	2010	2010
Net sales	$328,322	$532,559
Net income (loss)	16,376	(5,659)
Note 3 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	July 2,	January 1,
	2011	2011

Raw materials	$49,212	$39,729
Work-in-progress	12,000	10,746
Finished goods and purchased products	132,217	95,740

	$193,429	$146,215

Note 4 — Goodwill and Other Intangible Assets
The Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed resulted in goodwill. Total goodwill was approximately $573.9 million and $566.4 million as of July 2, 2011 and January 1, 2011, respectively. The Company did not recognize any impairment losses of its goodwill during any of the periods presented. The impact of foreign currency translation increased the carrying value of goodwill by $7.5 million for the six months ended July 2, 2011. None of the Company’s goodwill is deductible for income tax purposes.
In May 2011, the Company completed its acquisition of a supply center located in Evansville, Indiana. As a result, the Company recorded an additional customer base intangible asset of approximately $0.6 million and a non-compete agreement of less than $0.1 million, both of which will be amortized.

The Company’s other intangible assets consist of the following (in thousands):

	July 2, 2011				January 1, 2011
	Average				Average
	Amortization			Net	Amortization			Net
	Period		Accumulated	Carrying	Period		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	(In Years)	Cost	Amortization	Value
Amortized customer bases	13	$334,141	$18,711	$315,430	13	$330,915	$5,453	$325,462
Amortized non-compete agreements	3	10	—	10		—	—	—

Total amortized intangible assets		334,151	18,711	315,440		330,915	5,453	325,462
Non-amortized trade names		410,500	—	410,500		405,552	—	405,552

Total intangible assets		$744,651	$18,711	$725,940		$736,467	$5,453	$731,014

The Company’s non-amortized intangible assets consist of the Alside®, Revere® and Gentek® trade names and are tested for impairment at least annually at the beginning of the fourth quarter.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $6.6 million and $0.7 million for the quarters ended July 2, 2011 and July 3, 2010, respectively. Amortization expense related to intangible assets was approximately $13.2 million and $1.4 million for the six months ended July 2, 2011 and July 3, 2010, respectively. The foreign currency translation impact on accumulated amortization of intangibles was less than $0.1 million for the quarter ended July 2, 2011. Amortization expense is expected to be approximately $13.2 million for the remainder of fiscal 2011. Amortization expense is estimated to be $26.5 million per year for fiscal years 2012, 2013, 2014 and 2015.
Note 5 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 2,	January 1,
	2011	2011

9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	127,800	58,000

Total long-term debt	$857,800	$788,000

9.125% Senior Secured Notes due 2017
In October 2010, in connection with the consummation of the Merger, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantee the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). The first semi-annual interest payment was made on April 29, 2011.
As the Company did not complete its offer to exchange all of its outstanding privately placed 9.125% notes for newly registered 9.125% notes until July 2011, the fair value of the 9.125% notes at July 2, 2011 and January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010. Subsequent to the completion of the notes exchange, the 9.125% notes have an estimated fair value of $671.6 million based on quoted market prices as of August 8, 2011.
ABL Facilities
In October 2010, in connection with the consummation of the Merger, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate (“LIBOR”) (for Eurodollar loans under the U.S. facility) or Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 3.00% as of July 2, 2011, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 2.00% as of July 2, 2011, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 2.00% as of July 2, 2011.

As of July 2, 2011, there was $127.8 million drawn under the Company’s ABL facilities and $52.7 million available for additional borrowings. As of July 2, 2011, the per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.9%. As of July 2, 2011, the per annum interest rate applicable to borrowings under the Canadian portion of the ABL facilities was 4.4%. The weighted average interest rate for borrowings under the ABL facilities was 4.0% for the quarter ended July 2, 2011. As of July 2, 2011, the Company had letters of credit outstanding of $7.4 million primarily securing deductibles of various insurance policies.
Note 6 — Comprehensive Income (Loss)
Comprehensive income (loss) differs from net income (loss) due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$(7,193)	$19,728	$(44,311)	$1,036
Unrecognized prior service cost and net loss	—	240	—	482
Foreign currency translation adjustments	2,425	(3,803)	15,389	(939)

Comprehensive income (loss)	$(4,768)	$16,165	$(28,922)	$579

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

	Quarters Ended
	July 2, 2011		July 3, 2010
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
	Successor	Successor	Predecessor	Predecessor
Net periodic pension cost
Service cost	$186	$652	$155	$593
Interest cost	772	961	778	887
Expected return on assets	(845)	(1,010)	(760)	(852)
Amortization of unrecognized:
Prior service costs	—	—	7	11
Cumulative net loss	—	—	303	48

Net periodic pension cost	$113	$603	$483	$687

	Six Months Ended
	July 2, 2011		July 3, 2010
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
	Successor	Successor	Predecessor	Predecessor
Net periodic pension cost
Service cost	$372	$1,300	$310	$1,197
Interest cost	1,544	1,916	1,556	1,790
Expected return on assets	(1,690)	(2,014)	(1,520)	(1,719)
Amortization of unrecognized:
Prior service costs	—	—	14	22
Cumulative net loss	—	—	606	96

Net periodic pension cost	$226	$1,202	$966	$1,386

In March 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“Reconciliation Act”). The PPACA and Reconciliation Act include provisions that reduce the tax benefits available to employers that receive Medicare Part D subsidies. During the first quarter of 2010, the Company recognized a $0.1 million impact on its deferred tax asset as a result of the reduced deductibility of the subsidy.
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
Note 8 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Vinyl windows	$97,131	$115,443	$168,840	$191,780
Vinyl siding products	62,823	68,998	99,983	108,354
Metal products	47,101	52,086	83,470	88,461
Third-party manufactured products	85,651	72,329	122,771	109,892
Other products and services	17,753	19,466	32,131	34,072

	$310,459	$328,322	$507,195	$532,559

Note 9 — Product Warranty Costs and Service Returns
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as stress cracks and seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates of such future costs using historical trends of claims experience, sales history of products to which such costs relate, and other factors. An independent actuary assists the Company in determining reserve amounts related to warranties for product failures.
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

A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Balance at the beginning of the period	$95,933	$33,582	$94,712	$33,016
Provision for warranties issued and changes in estimates for pre-existing warranties	1,653	1,780	3,025	3,320
Claims paid	(1,213)	(2,039)	(1,841)	(3,276)
Foreign currency translation	92	338	569	601

Balance at the end of the period	$96,465	$33,661	$96,465	$33,661

Note 10 — Manufacturing Restructuring Costs
The following is a reconciliation of the manufacturing restructuring liability of the warehouse facility adjacent to the Ennis manufacturing plant related to the discontinued use (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Beginning liability	$4,298	$4,730	$4,583	$5,036
Additions	228	—	228	—
Accretion of related lease obligations	121	93	259	184
Payments	(299)	(289)	(722)	(686)

Ending liability	$4,348	$4,534	$4,348	$4,534

During the second quarter of 2011, the Company re-measured its restructuring liability due to changes in the expected timing and amount of cash flows over the remaining lease term. As a result, the Company recorded an adjustment to increase the restructuring liability and recognized a charge of approximately $0.2 million within selling, general and administrative expenses reported in the condensed consolidated statements of operations for the quarter and six months ended July 2, 2011.
Of the remaining restructuring liability at July 2, 2011, approximately $0.5 million is expected to be paid during the remainder of 2011. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.
Note 11 — Employee Termination Costs
On June 2, 2011, Thomas N. Chieffe resigned from his position as President and Chief Executive Officer and as a director of the Company, and on June 29, 2011, Warren J. Arthur resigned from his position as Senior Vice President of Operations of the Company. The Company accrued $5.5 million for separation costs, including payroll taxes, certain benefits and related professional fees, which has been recorded as a component of selling, general and administrative expenses for the quarter and six months ended July 2, 2011. Payments for Mr. Chieffe and Mr. Arthur’s separation costs will be paid in accordance with their respective employment agreements, with approximately $2.6 million to be paid over the next 12 months and the remainder paid at various dates through October 2013.
Note 12 — Lease Termination Costs
During the second quarter ended July 2, 2011, the Company purchased previously leased equipment via a buy-out option and paid the lessor the present value of the remaining lease payments, the residual value and sales and personal property taxes. As a result, the Company recorded a charge of approximately $0.8 million within selling, general and administrative expenses for the quarter and six months ended July 2, 2011. The charge represents the excess of cash paid over the estimated fair values of the purchased equipment. The estimated fair values of the purchased equipment have been recorded within the Company’s property, plant and equipment totals and will be depreciated over their estimated remaining useful lives.

Note 13 — Subsidiary Guarantors
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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
July 2, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,785	$—	$—	$—	—	$6,785
Accounts receivable, net	102,716	—	14,801	40,774	—	158,291
Intercompany receivables	368,466	—	6,953	2,364	(377,783)	—
Inventories	129,534	—	16,848	47,047	—	193,429
Income taxes receivable	19,987	—	—	—	(19,987)	—
Deferred income taxes	—	—	1,634	—	(1,634)	—
Prepaid expenses	6,278	—	904	1,876	—	9,058

Total current assets	633,766	—	41,140	92,061	(399,404)	367,563

Property, plant and equipment, net	86,105	—	3,452	47,903	—	137,460
Goodwill	353,433	—	28,978	191,501	—	573,912
Other intangible assets, net	486,525	—	50,780	188,635	—	725,940
Investment in subsidiaries	27,627	—	(20,385)	—	(7,242)	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	25,184	—	11	3,131	—	28,326

Total assets	$1,612,640	$730,000	$103,976	$523,231	$(1,136,646)	$1,833,201

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$90,538	$—	$13,226	$34,736	—	$138,500
Intercompany payables	—	—	—	377,783	(377,783)	—
Accrued liabilities	54,000	—	5,536	10,401	—	69,937
Deferred income taxes	11,407	—	—	6,649	(1,634)	16,422
Income taxes payable	—	—	16,320	4,405	(19,987)	738

Total current liabilities	155,945	—	35,082	433,974	(399,404)	225,597

Deferred income taxes	85,191	—	14,661	44,816	—	144,668
Other liabilities	81,036	—	26,606	27,826	—	135,468
Long-term debt	820,800	730,000	—	37,000	(730,000)	857,800
Member’s equity	469,668	—	27,627	(20,385)	(7,242)	469,668

Total liabilities and member’s equity	$1,612,640	$730,000	$103,976	$523,231	$(1,136,646)	$1,833,201

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended July 2, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$226,284	$—	$44,309	$83,885	$(44,019)	$310,459
Cost of sales	169,717	—	42,674	61,747	(44,019)	230,119

Gross profit	56,567	—	1,635	22,138	—	80,340
Selling, general and administrative expenses	53,440	—	858	11,326	—	65,624

Income from operations	3,127	—	777	10,812	—	14,716
Interest expense, net	18,520	—	—	575	—	19,095
Foreign currency loss	—	—	—	124	—	124

(Loss) income before income taxes	(15,393)	—	777	10,113	—	(4,503)
Income taxes provision	—	—	—	2,690	—	2,690

(Loss) income before equity income from subsidiaries	(15,393)	—	777	7,423	—	(7,193)
Equity income from subsidiaries	8,200	—	7,423	—	(15,623)	—

Net income (loss)	$(7,193)	$—	$8,200	$7,423	$(15,623)	$(7,193)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended July 2, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$370,496	$—	$78,477	$134,950	$(76,728)	$507,195
Cost of sales	284,850	—	76,009	102,645	(76,728)	386,776

Gross profit	85,646	—	2,468	32,305	—	120,419
Selling, general and administrative expenses	100,081	—	1,900	22,559	—	124,540

(Loss) income from operations	(14,435)	—	568	9,746	—	(4,121)
Interest expense, net	36,859	—	—	936	—	37,795
Foreign currency loss	—	—	—	94	—	94

(Loss) income before income taxes	(51,294)	—	568	8,716	—	(42,010)
Income taxes provision	—	—	—	2,301	—	2,301

(Loss) income before equity income from subsidiaries	(51,294)	—	568	6,415	—	(44,311)
Equity income from subsidiaries	6,983	—	6,415	—	(13,398)	—

Net income (loss)	$(44,311)	$—	$6,983	$6,415	$(13,398)	$(44,311)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended July 2, 2011 (Successor)
(In thousands)

				Non-
			Subsidiary	Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash used in operating activities	$(59,823)	$—	$(2,188)	$(3,144)	$(65,155)

Investing Activities
Supply center acquisition	(1,550)	—	—	—	(1,550)
Capital expenditures	(8,029)	—	(15)	(1,897)	(9,941)

Net cash used in investing activities	(9,579)	—	(15)	(1,897)	(11,491)

Financing Activities
Net borrowings under ABL facilities	32,800	—	—	37,000	69,800
Intercompany transactions	37,847	—	2,203	(40,050)	—
Financing costs	(371)	—	—	—	(371)

Net cash provided by (used in) financing activities	70,276	—	2,203	(3,050)	69,429

Effect of exchange rate changes on cash and cash equivalents	—	—	—	213	213

Net increase (decrease) in cash and cash equivalents	874	—	—	(7,878)	(7,004)
Cash and cash equivalents at beginning of period	5,911	—	—	7,878	13,789

Cash and cash equivalents at end of period	$6,785	$—	$—	$—	$6,785

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended July 3, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$239,861	$—	$50,352	$88,987	$(50,878)	$328,322
Cost of sales	173,694	—	47,425	66,223	(50,878)	236,464

Gross profit	66,167	—	2,927	22,764	—	91,858
Selling, general and administrative expenses	43,199	—	296	10,094	—	53,589

Income from operations	22,968	—	2,631	12,670	—	38,269
Interest expense, net	18,614	—	—	183	—	18,797
Foreign currency loss	—	—	—	70	—	70

Income before income taxes	4,354	—	2,631	12,417	—	19,402
Income taxes (benefit) provision	(4,904)	—	840	3,738	—	(326)

Income before equity income from subsidiaries	9,258	—	1,791	8,679	—	19,728
Equity income from subsidiaries	10,470	—	8,679	—	(19,149)	—

Net income	$19,728	$—	$10,470	$8,679	$(19,149)	$19,728

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Six Months Ended July 3, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$385,752	$—	$79,913	$146,968	$(80,074)	$532,559
Cost of sales	286,170	—	74,937	111,229	(80,074)	392,262

Gross profit	99,582	—	4,976	35,739	—	140,297
Selling, general and administrative expenses	80,604	—	1,104	19,362	—	101,070

Income from operations	18,978	—	3,872	16,377	—	39,227
Interest expense, net	37,059	—	2	430	—	37,491
Foreign currency (gain)	—	—	—	(52)	—	(52)

(Loss) income before income taxes	(18,081)	—	3,870	15,999	—	1,788
Income taxes (benefit) provision	(5,840)	—	1,776	4,816	—	752

(Loss) income before equity income from subsidiaries	(12,241)	—	2,094	11,183	—	1,036
Equity income from subsidiaries	13,277	—	11,183	—	(24,460)	—

Net income	$1,036	$—	$13,277	$11,183	$(24,460)	$1,036

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended July 3, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(26,372)	$—	$3,739	$3,260	$(19,373)

Investing Activities
Capital expenditures	(6,286)	—	(54)	(1,923)	(8,263)
Other	385	—	—	(385)	—

Net cash used in investing activities	(5,901)	—	(54)	(2,308)	(8,263)

Financing Activities
Net borrowings under prior ABL Facility	5,000	—	—	—	5,000
Dividends from non-guarantor subsidiary	—	—	20,000	(20,000)	—
Intercompany transactions	26,671	—	(23,640)	(3,031)	—
Financing costs	(106)	—	—	—	(106)

Net cash provided by (used in) financing activities	31,565	—	(3,640)	(23,031)	4,894

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(971)	(971)

Net (decrease) increase in cash and cash equivalents	(708)	—	45	(23,050)	(23,713)
Cash and cash equivalents at beginning of period	5,917	—	82	49,906	55,905

Cash and cash equivalents at end of period	$5,209	$—	$127	$26,856	$32,192

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our company-operated supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 20%, 15% and 28%, respectively, of our net sales for the quarter ended July 2, 2011. For the six months ended July 2, 2011, vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 33%, 20%, 16% and 24%, respectively, of our net sales. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 123 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 250 independent distributors and dealers, who then sell to their customers. We estimate that, for the six month period ended July 2, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. During the quarter and six months ended July 2, 2011, net sales generated through our network of company-operated supply centers represented approximately 74% and 72%, respectively, of our total net sales.

Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, weather, government incentives and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the short term, however, the building products industry continues to be negatively impacted by a weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of existing homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2011 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets over the same time period have further hampered the housing market. Our sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Reduced levels of existing homes sales and housing price depreciation have had a significant negative impact on our remodeling sales over the past few years. In addition, a reduced number of new housing starts has had a negative impact on our new construction sales. As a result of the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes and reduced selling prices for our products and lower gross margins. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record an impairment of certain of our assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.
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
Because most of our building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
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

Results of Operations
Our results of operations, along with the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II, prior to and including the Merger are presented as the results of the predecessor (the “Predecessor”). The results of operations following the Merger are presented as the results of the successor (the “Successor”).
The following table sets forth for the periods indicated our results of operations (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net sales	$310,459	$328,322	$507,195	$532,559
Cost of sales	230,119	236,464	386,776	392,262

Gross profit	80,340	91,858	120,419	140,297
Selling, general and administrative expenses	65,624	53,589	124,540	101,070

Income (loss) from operations	14,716	38,269	(4,121)	39,227
Interest expense, net	19,095	18,797	37,795	37,491
Foreign currency loss (gain)	124	70	94	(52)

(Loss) income before income taxes	(4,503)	19,402	(42,010)	1,788
Income taxes provision (benefit)	2,690	(326)	2,301	752

Net income (loss)	$(7,193)	$19,728	$(44,311)	$1,036

Other Data:
EBITDA (1)	$27,392	$43,832	$21,242	$50,545
Adjusted EBITDA (1)	34,230	46,655	30,036	55,444

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our revolving credit agreement and the indenture governing the 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our senior secured asset-based revolving credit facilities (the “ABL facilities”) and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

Prior year Adjusted EBITDA amounts are presented to conform to the current year’s presentation of the computation of Adjusted EBITDA, which is in conformity with the Adjusted EBITDA as defined in our revolving credit agreement and the indenture governing the 9.125% notes.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$(7,193)	$19,728	$(44,311)	$1,036
Interest expense, net	19,095	18,797	37,795	37,491
Income taxes provision (benefit)	2,690	(326)	2,301	752
Depreciation and amortization	12,800	5,633	25,457	11,266

EBITDA	27,392	43,832	21,242	50,545
Merger costs (a)	96	1,263	585	1,263
Purchase accounting related adjustments (b)	(878)	—	(1,854)	—
Management fees (c)	—	227	—	447
Executive officers separation costs (d)	5,467	—	5,467	—
Restructuring costs (e)	228	—	228	—
Tax restructuring costs (f)	—	—	—	88
Write-offs of assets other than by sale	89	13	173	27
Bank audit fees (g)	—	35	—	50
Stock compensation expense (h)	87	—	114	—
Other normalizing and unusual items (i)	1,625	1,215	3,987	2,473
Foreign currency loss (gain) (j)	124	70	94	(52)
Pro forma cost savings (k)	—	—	—	603

Adjusted EBITDA	$34,230	$46,655	$30,036	$55,444

(a)	Represents professional fees incurred in connection with the Merger.

(b)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the Merger, which include the following: $0.7 million of reduced pension expense as a result of purchase accounting adjustments and amortization related to net liabilities recorded in purchase accounting for the fair value of certain of our leased facilities and warranty liabilities of $0.1 million and $0.2 million, respectively, for both the first and second quarters of 2011. These purchase accounting related adjustments related to the Merger are offset by a $0.1 million negative adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.

(c)	Represents annual management fees paid to Harvest Partners, L.P. (one of our sponsors prior to the Merger).

(d)	Represents separation costs, including payroll taxes and certain benefits of $5.4 million, and professional fees of $0.1 million, related to the terminations of Mr. Chieffe, our former President and Chief Executive Officer, and Mr. Arthur, our former Senior Vice President of Operations, in June 2011.

(e)	During the second quarter of 2011, we recognized a charge of approximately $0.2 million within selling, general and administrative expenses reported in the condensed consolidated statements of operations. The charge was a result of re-measuring the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant due to changes in the expected timing and amount of cash flows over the remaining lease term.

(f)	Represents legal and accounting fees incurred in connection with tax restructuring projects.

(g)	Represents bank audit fees incurred under our prior ABL Facility.

(h)	Represents stock compensation related to restricted share units issued to certain board members, including the Interim Chief Executive Officer.

(i)	Represents the following (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Professional fees (i)	$656	$1,020	$2,461	$1,900
Accretion on lease liability (ii)	85	93	223	184
Excess severance costs (iii)	67	102	265	389
Operating lease termination penalty (iv)	773	—	773	—
Excess legal expense (v)	44	—	265	—

Total	$1,625	$1,215	$3,987	$2,473

(i)	Represents management’s estimate of unusual or non-recurring consulting fees primarily associated with cost savings initiatives.

(ii)	Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within management.

(iv)	Represents the excess of cash paid over the estimated fair values of purchased equipment previously leased.

(v)	Represents management’s estimate of excess legal expense incurred in connection with the defense of certain warranty related claims.

(j)	Represents currency transaction/translation (gains)/losses, including on currency exchange hedging agreements.

(k)	For the six months ended July 3, 2010, the amount represents management’s estimates of cost savings that could have resulted from producing glass in-house at our Cuyahoga Falls, Ohio window facility had such production started on January 4, 2009 of $0.5 million and cost savings that could have resulted from entering into our leveraged procurement program with an outside consulting firm had such program been entered into on January 4, 2009 of approximately $0.1 million.
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Vinyl windows	$97,131	$115,443	$168,840	$191,780
Vinyl siding products	62,823	68,998	99,983	108,354
Metal products	47,101	52,086	83,470	88,461
Third-party manufactured products	85,651	72,329	122,771	109,892
Other products and services	17,753	19,466	32,131	34,072

	$310,459	$328,322	$507,195	$532,559

Quarter Ended July 2, 2011 Compared to Quarter Ended July 3, 2010
Net sales decreased 5.4% to $310.5 million for the second quarter of 2011 compared to $328.3 million for the same period in 2010. The decrease in sales is primarily due to vinyl siding and vinyl window unit volume decreases of 14% each and lower sales of metal products of approximately $5.0 million, partially offset by increased sales of third-party manufactured products of approximately $13.3 million and the impact of the stronger Canadian dollar in 2011 of approximately $6.0 million.
Gross profit in the second quarter of 2011 was $80.3 million, or 25.9% of net sales, compared to gross profit of $91.9 million, or 28.0% of net sales, for the same period in 2010. The decrease in gross margin percentage was primarily the result of lower volumes, a negative impact from product mix, an increase in the cost of certain commodities used in manufacturing processes and increased freight costs.
Selling, general and administrative expenses were approximately $65.6 million, or 21.1% of net sales, for the second quarter of 2011 compared to $53.6 million, or 16.3% of net sales, for the same period in 2010. Selling, general and administrative expenses for the quarter ended July 2, 2011 included separation costs related to the terminations of senior management personnel of approximately $5.5 million, an operating lease termination penalty of approximately $0.8 million, professional fees associated with cost savings initiatives of approximately $0.7 million, expense related to the re-measurement of the Ennis restructuring liability due to changes in the expected timing and amount of cash flows over the remaining lease term of approximately $0.2 million and professional fees associated with the Merger of approximately $0.1 million, partially offset by amortization related to net liabilities recorded as part of purchase accounting for the fair value of certain liabilities of approximately $0.3 million and reduced pension expense as a result of purchase accounting adjustments of approximately $0.3 million. Selling, general and administrative expenses for the quarter ended July 3, 2010 included professional fees associated with the Merger of approximately $1.3 million, professional fees associated with cost savings initiatives of approximately $1.0 million and management fees of approximately $0.2 million. Excluding these costs, selling, general and administrative expenses for the quarter ended July 2, 2011 increased approximately $7.8 million when compared to the same period in 2010. This increase in selling, general and administrative expenses was primarily due to increased depreciation of fixed assets and amortization of intangible assets as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in the fourth quarter of 2010 of approximately $6.4 million, increased salaries and wages as a result of increased headcount of approximately $1.3 million, increased operating lease and delivery costs within our distribution centers of approximately $1.0 million and the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2011 of approximately $0.8 million. These increases to expense were partially offset by decreased sales commissions and incentive compensation program expense of approximately $3.1 million.
Income from operations was approximately $14.7 million for the quarter ended July 2, 2011, compared to approximately $38.3 million for the same period in 2010 primarily due to the decrease in sales, combined with a decrease in the gross margin rate and increased selling, general and administrative costs.
Interest expense was approximately $19.1 million for the quarter ended July 2, 2011, compared to approximately $18.8 million for the same period in 2010. Interest expense for the quarter ended July 2, 2011 related to interest on the 9.125% notes and borrowings under our ABL facilities, while interest expense for the same period in 2010 related to interest on the then outstanding 9.875% notes, 11.25% notes, 20% notes and borrowings under the prior ABL Facility. Interest expense has remained relatively consistent when compared to the same period in the prior year as higher note principal balances and average borrowings under our ABL facilities have been offset by lower interest rates on both our notes and our credit facilities.
The income tax provision for the second quarter of 2011 reflects an effective income tax rate of (59.7)%, compared to an effective income tax rate of (1.7)% for the same period in 2010. The change in the tax rate was primarily the result of an inability to recognize the benefit of current U.S. losses in the quarter ended July 2, 2011 compared to the same period in 2010.
Net loss for the quarter ended July 2, 2011 was $7.2 million compared to net income of $19.7 million for the same period in 2010.
Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010
Net sales decreased 4.8% to $507.2 million for the six months ended July 2, 2011, compared to $532.6 million for the same period in 2010. The decrease in sales is primarily due to vinyl siding and vinyl window unit volume decreases of 13% and 11%, respectively, and lower sales of metal products of approximately $5.0 million, partially offset by increased sales of third-party manufactured products of approximately $12.9 million and the impact of the stronger Canadian dollar in 2011 of approximately $8.0 million.
Gross profit for the six months ended July 2, 2011 was $120.4 million, or 23.7% of net sales, compared to gross profit of $140.3 million, or 26.3% of net sales, for the same period in 2010. The decrease in gross margin percentage was primarily the result of lower volumes, a negative impact from product mix, an increase in the cost of certain commodities used in manufacturing processes and increased freight costs.
Selling, general and administrative expenses were approximately $124.5 million, or 24.6% of net sales, for the six months ended July 2, 2011, compared to $101.1 million, or 19.0% of net sales, for the same period in 2010. Selling, general and administrative expenses for the six months ended July 2, 2011 included separation costs related to the terminations of senior management personnel of approximately $5.5 million, professional fees associated with cost savings initiatives of approximately $2.5 million, an operating lease termination penalty of approximately $0.8 million, professional fees associated with the Merger of approximately $0.6 million and expense related to the re-measurement of the Ennis restructuring liability due to changes in the expected timing and amount of cash flows over the remaining lease term of approximately $0.2 million, partially offset by amortization related to net liabilities recorded as part of purchase accounting for the fair value of certain liabilities of approximately $0.6 million and reduced pension expense as a result of purchase accounting adjustments of approximately $0.5 million. Selling, general and administrative expenses for the six months ended July 3, 2010 included professional fees associated with cost savings initiatives of approximately $1.9 million, professional fees associated with the Merger of approximately $1.3 million and management fees of approximately $0.4 million. Excluding these costs, selling, general and administrative expenses for the six months ended July 2, 2011 increased approximately $18.5 million when compared to the same period in 2010. This increase in selling, general and administrative expenses was primarily due to increased depreciation of fixed assets and amortization of intangible assets as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in the fourth quarter of 2010 of approximately $12.7 million, increased salaries and wages as a result of increased headcount of approximately $3.0 million, the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2011 of approximately $1.5 million and increased operating lease and delivery costs within our distribution centers of approximately $1.2 million. These increases to expense were partially offset by decreased sales commissions and incentive compensation program expense of approximately $2.9 million.

Loss from operations was approximately $4.1 million for the six months ended July 2, 2011 compared to income from operations of approximately $39.2 million for the same period in 2010 primarily due to the decrease in sales, combined with a decrease in the gross margin rate and increased selling, general and administrative costs.
Interest expense was approximately $37.8 million for the six months ended July 2, 2011, compared to approximately $37.5 million for the same period in 2010. Interest expense for the six months ended July 2, 2011 related to interest on the 9.125% notes and borrowings under our ABL facilities, while interest expense for the same period in 2010 related to interest on the then outstanding 9.875% notes, 11.25% notes, 20% notes and borrowings under the prior ABL Facility. Interest expense has remained relatively consistent when compared to the same period in the prior year as higher note principal balances and average borrowings under our ABL facilities have been offset by lower interest rates on both our notes and our credit facilities.
The income tax provision for the six months ended July 2, 2011 reflects an effective income tax rate of (5.5)%, compared to an effective income tax rate of 42.1% for the same period in 2010. The change in the tax rate was primarily the result of an inability to recognize the benefit of current U.S. losses in the six months ended July 2, 2011 compared to the same period in 2010.
Net loss for the six months ended July 2, 2011 was $44.3 million compared to net income of $1.0 million for the same period in 2010.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position, results of operations or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on our consolidated financial position, results of operations or cash flows.
ASU No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for us prospectively for business combinations occurring after December 31, 2010.
Liquidity and Capital Resources
The following sets forth a summary of our cash flows for the six months ended July 2, 2011 and July 3, 2010 (in thousands):

	Six Months Ended
	July 2,	July 3,
	2011	2010
	Successor	Predecessor
Net cash used in operating activities	$(65,155)	$(19,373)
Net cash used in investing activities	(11,491)	(8,263)
Net cash provided by financing activities	69,429	4,894

Liquidity
At July 2, 2011, we had cash and cash equivalents of $6.8 million and available borrowing capacity of approximately $52.7 million under our ABL facilities. Outstanding letters of credit as of July 2, 2011 totaled approximately $7.4 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash used in operating activities was $65.2 million for the six months ended July 2, 2011, compared to $19.4 million for the same period in 2010. The factors typically impacting cash flows from operating activities during the first six months of the year include the seasonal increase of inventory levels and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a use of cash of $39.9 million for the six months ended July 2, 2011, compared to $48.4 million for the same period in 2010, resulting in a lower use of cash of $8.5 million reflecting the decreased sales levels in the current year. Inventory was a use of cash of $45.2 million during the six months ended July 2, 2011, compared to $43.8 million during the same period in 2010, resulting in a greater use of cash of $1.4 million, which was primarily due to increased inventory levels and rising costs of certain raw materials in the current year. Accounts payable and accrued liabilities were a source of cash of $37.5 million for the six months ended July 2, 2011, compared to $61.0 million for the same period in 2010, resulting in a smaller source of cash of $23.5 million. This smaller source of cash was primarily due to lower sales and purchasing volumes in 2011, as well as the current year’s beginning accounts payable balances being higher than that of the prior year based on the timing of purchases and higher raw material costs.
Cash Flows from Investing Activities
During the six months ended July 2, 2011, net cash used in investing activities consisted of capital expenditures of $9.9 million and a supply center acquisition of approximately $1.6 million. Capital expenditures in 2011 were primarily at supply centers for continued operations, relocations, opening preparations, the purchase of previously leased equipment and various enhancements at our manufacturing facilities. During the six months ended July 3, 2010, net cash used in investing activities consisted of capital expenditures of $8.3 million. Capital expenditures in 2010 were primarily at supply centers for continued operations and relocations, the continued implementation of our glass insourcing process and various enhancements at plant locations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended July 2, 2011 included net borrowings under our ABL facilities of $69.8 million, partially offset by payments of financing costs of approximately $0.4 million. Net cash provided by financing activities for the six months ended July 3, 2010 included net borrowings under our prior ABL Facility of $5.0 million, partially offset by payments of financing costs of approximately $0.1 million.
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
As we did not complete our offer to exchange all of our outstanding privately placed 9.125% notes for newly registered 9.125% notes until July 2011, the fair value of the 9.125% notes at July 2, 2011 and January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010. Subsequent to the completion of the notes exchange, the 9.125% notes have an estimated fair value of $671.6 million based on quoted market prices as of August 8, 2011.

ABL Facilities
In October 2010, in connection with the consummation of the Merger, Associated Materials, LLC entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate (“LIBOR”) (for Eurodollar loans under the U.S. facility) or Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 3.00% as of July 2, 2011, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 2.00% as of July 2, 2011, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 2.00% as of July 2, 2011.
As of July 2, 2011, there was $127.8 million drawn under our ABL facilities and $52.7 million available for additional borrowings. As of July 2, 2011, the per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.9%. As of July 2, 2011, the per annum interest rate applicable to borrowings under the Canadian portion of the ABL facilities was 4.4%. The weighted average interest rate for borrowings under the ABL facilities was 4.0% for the quarter ended July 2, 2011. As of July 2, 2011, we had letters of credit outstanding of $7.4 million primarily securing deductibles of various insurance policies.
Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the indenture governing the 9.125% notes (“Indenture”), other than (A) a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold, and (B) as otherwise described below. As of August 11, 2011, we have not triggered such covenant.
In addition to the covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. As of August 11, 2011, we were in compliance with such covenants.
EBITDA is calculated by reference to net income plus interest and amortization of other financing costs, provision for income taxes, depreciation and amortization. Consolidated EBITDA, as defined in the Revolving Credit Agreement and the Indenture, is calculated by adjusting EBITDA to reflect adjustments permitted in calculating covenant compliance under these agreements. Consolidated EBITDA is referred to as Adjusted EBITDA herein. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financial covenant.
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
Other Matters
The union contract for our West Salem, Ohio manufacturing facility, which expired on November 1, 2010, was recently renegotiated and became effective retroactive to the former expiration date and now expires on October 31, 2013. The union contract for our Lambeth, Ontario manufacturing facility, which expired on June 5, 2011, was recently renegotiated and became effective retroactive to the former expiration date and now expires on June 4, 2014. In addition, the union contract for our Burlington, Ontario manufacturing facility, which was set to expire on September 1, 2011, was recently renegotiated and will become effective on September 1, 2011 and will expire on August 31, 2014. We do not believe that any of the recently negotiated contract rates will have a significant impact on our consolidated financial position, results of operations or cash flows.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on our key commodities has increased significantly over the past three years. In response, we announced price increases over the past several years on certain of our product offerings to offset the inflation of raw materials, and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At July 2, 2011, we had no raw material hedge contracts in place.
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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” (as defined). At July 2, 2011, we had borrowings outstanding of $127.8 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $1.3 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. As we did not complete our offer to exchange all of our outstanding privately placed 9.125% notes for newly registered 9.125% notes until July 2011, the fair value of the 9.125% notes at July 2, 2011 and January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the 9.125% notes at the time of issuance in October 2010. Subsequent to the completion of the notes exchange, the 9.125% notes have an estimated fair value of $671.6 million based on quoted market prices as of August 8, 2011.

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
At July 2, 2011, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial. A 10% strengthening or weakening from the levels experienced during the second quarter of 2011 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.7 million decrease or increase, respectively, in net income for the quarter ended July 2, 2011. A 10% strengthening or weakening from the levels experienced during the six months ended July 2, 2011 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.6 million decrease or increase, respectively, in net income for the six months ended July 2, 2011.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials — vinyl resin, aluminum and steel.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter or six months ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED MATERIALS, LLC
(Registrant)

Date: August 11, 2011	By:	/s/ Dana R. Snyder Dana R. Snyder
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Stephen E. Graham Stephen E. Graham
Senior Vice President — Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)