Form 10-Q
period 2011-10-01
ASSOCIATED MATERIALS, LLC
filed 2011-11-15
CIK 802967

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 11, 2011 all of the registrant’s membership interests outstanding were held by an affiliate of the Registrant.

ASSOCIATED MATERIALS, LLC
REPORT FOR THE QUARTER ENDED OCTOBER 1, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1,	January 1,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$8,453	$13,789
Accounts receivable, net of allowance for doubtful accounts of $10,712 at October 1, 2011 and $9,203 at January 1, 2011	165,273	118,408
Inventories	171,016	146,215
Income taxes receivable	—	3,291
Prepaid expenses	7,774	8,995

Total current assets	352,516	290,698

Property, plant and equipment, net of accumulated depreciation of $23,189 at October 1, 2011 and $4,943 at January 1, 2011	130,036	137,862
Goodwill	557,262	566,423
Other intangible assets, net	631,933	731,014
Other assets	26,400	29,907

Total assets	$1,698,147	$1,755,904

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$125,343	$90,190
Accrued liabilities	92,493	79,319
Deferred income taxes	13,207	19,989
Income taxes payable	1,666	2,506

Total current liabilities	232,709	192,004

Deferred income taxes	122,802	144,668
Other liabilities	128,700	132,755
Long-term debt	826,000	788,000
Member’s equity	387,936	498,477

Total liabilities and member’s equity	$1,698,147	$1,755,904

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor

Net sales	$349,201	$329,547	$856,396	$862,106

Cost of sales	264,042	238,508	650,818	630,770

Gross profit	85,159	91,039	205,578	231,336

Selling, general and administrative expenses	63,576	52,997	187,531	152,804

Impairment of other intangible assets	72,242	—	72,242	—

Transaction costs	—	189	585	1,452

Income (loss) from operations	(50,659)	37,853	(54,780)	77,080

Interest expense, net	19,056	18,674	56,851	56,165

Foreign currency loss (gain)	371	31	465	(21)

Income (loss) before income taxes	(70,086)	19,148	(112,096)	20,936

Income taxes provision (benefit)	(22,068)	8,585	(19,767)	9,337

Net income (loss)	$(48,018)	$10,563	$(92,329)	$11,599

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
	Successor	Predecessor

Operating Activities
Net income (loss)	$(92,329)	$11,599
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38,363	16,854
Deferred income taxes	(19,004)	4,060
Impairment of other intangible assets	72,242	—
Provision for losses on accounts receivable	2,903	3,149
Amortization of deferred financing costs	3,351	3,055
Stock compensation	817	—
Amortization of net liabilities recorded in purchase accounting for the fair value of leased facilities and warranty liabilities	(895)	—
Debt accretion	—	192
Loss on sale or disposal of assets other than by sale	195	43
Changes in operating assets and liabilities:
Accounts receivable	(51,972)	(53,759)
Inventories	(26,781)	(44,118)
Accounts payable and accrued liabilities	50,760	59,203
Income taxes receivable / payable	(4,819)	4,984
Other	(1,240)	3,019

Net cash (used in) provided by operating activities	(28,409)	8,281

Investing Activities
Supply center acquisition	(1,550)	—
Capital expenditures	(13,177)	(10,302)

Net cash used in investing activities	(14,727)	(10,302)

Financing Activities
Net borrowings under ABL Facilities	38,000	500
Financing costs	(398)	(223)

Net cash provided by (used in) financing activities	37,602	277

Effect of exchange rate changes on cash and cash equivalents	198	73

Net decrease in cash and cash equivalents	(5,336)	(1,671)
Cash and cash equivalents at beginning of period	13,789	55,905

Cash and cash equivalents at end of period	$8,453	$54,234

Supplemental information:
Cash paid for interest	$39,825	$60,601

Cash paid for income taxes	$4,070	$292

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED OCTOBER 1, 2011
Note 1 — Basis of Presentation
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a direct subsidiary of Parent (“Holdings”), Merger Sub, a direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC (the “Company”) is now an indirect subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”).
The financial statements for the quarter and nine month periods ended October 2, 2010 have been presented to reflect the financial results of the Company and its former direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II (together, the “Predecessor”). The financial statements for the quarter and nine month periods ended October 1, 2011 have been presented to reflect the financial results of the Company subsequent to the Merger (the “Successor”). The Company’s results of operations and cash flows prior to and including the Merger include the activity and results of its former direct and indirect parent companies, which principally consisted of borrowings and related interest expense, and are presented as the results of the Predecessor. The results of operations following the Merger are presented as the results of the Successor.
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarter and the nine months ended October 1, 2011 and October 2, 2010. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 1, 2011. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended January 1, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ” ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU No. 2011-08 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on its consolidated financial position, results of operations or cash flows.
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
Note 2 — Business Combination
Unaudited pro forma operating results of the Company giving effect to the Merger on January 3, 2010 is summarized as follows (in thousands):

	Quarter	Nine Months
	Ended	Ended
	October 2,	October 2,
	2010	2010

Net sales	$329,547	$862,106
Net income	8,037	2,378
Note 3 — Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	October 1,	January 1,
	2011	2011

Raw materials	$40,318	$39,729
Work-in-progress	11,442	10,746
Finished goods and purchased products	119,256	95,740

	$171,016	$146,215

Note 4 — Goodwill and Other Intangible Assets
The Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed resulted in goodwill. Total goodwill was approximately $557.3 million and $566.4 million as of October 1, 2011 and January 1, 2011, respectively.

The Company did not recognize any impairment losses of its goodwill during any of the periods presented. However, if events or circumstances indicate that goodwill might be impaired, the Company will test goodwill at interim dates. Throughout 2011, the Company’s results of operations have deteriorated as compared to management’s projections for the year. Through the second quarter of 2011, management believed that the declines experienced during the first half of the year were primarily related to the impact of the reduction to the energy tax credit, a weakened economic environment and unfavorable weather conditions, all of which can impact the demand for exterior building products. Management believed that some portion of these conditions were temporary in nature. During the third quarter, the weaker economic conditions and lower results of operations persisted, resulting in management changing its outlook and lowering its forecast used for its discounted cash flow analysis. In addition, Parent granted stock options in September 2011 to its newly appointed President and Chief Executive Officer at an exercise price of $5 per share based on a determination of fair market value by the board of directors of Parent, and also modified certain other outstanding options to an exercise price of $5 per share. As a result of the lower management projections for operating results and the calculated lower per share equity value, the Company believes that it has an indicator of impairment and performed interim impairment testing as of September 3, 2011. The Company completed the first step of its goodwill impairment testing with the assistance of an independent valuation firm and has determined that the fair value of its reporting unit is lower than its carrying value by approximately $70 million. The Company is in the process of determining the fair value of its identified tangible and intangible assets and liabilities with the assistance of the same independent valuation firm for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, the Company has not finalized its review of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of accounting for contingencies. Given that the second step of the valuation analysis has not been completed and the complexities involved in such analysis, management cannot reasonably estimate the amount of an impairment charge, but has concluded that an impairment loss is probable. During the fourth quarter, the Company intends to complete the valuation work and the estimates of fair value necessary to complete the second step of the impairment analysis and to record the resulting impairment charge, if any. Any goodwill impairment charge will be a non-cash item and will not affect the calculation of the borrowing base in the Company’s credit agreement.
The impact of foreign currency translation decreased the carrying value of goodwill by $9.1 million for the nine months ended October 1, 2011. None of the Company’s goodwill is deductible for income tax purposes.
In May 2011, the Company completed its acquisition of a supply center located in Evansville, Indiana. As a result, the Company recorded an additional customer base intangible asset of approximately $0.6 million and a non-compete agreement of less than $0.1 million, both of which will be amortized.
The Company’s other intangible assets consist of the following (in thousands):

	October 1, 2011				January 1, 2011
	Average				Average
	Amortization			Net	Amortization			Net
	Period		Accumulated	Carrying	Period		Accumulated	Carrying
	(In Years)	Cost	Amortization	Value	(In Years)	Cost	Amortization	Value
Amortized customer bases	13	$328,367	$24,825	$303,542	13	$330,915	$5,453	$325,462
Amortized non-compete agreements	3	10	1	9		—	—	—

Total amortized intangible assets		328,377	24,826	303,551		330,915	5,453	325,462
Non-amortized trade names(1)		328,382	—	328,382		405,552	—	405,552

Total intangible assets		$656,759	$24,826	$631,933		$736,467	$5,453	$731,014

(1)	Balance at October 1, 2011 reflects an impairment charge of $72.2 million recorded during the third quarter of 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine trade names and are tested for impairment at least annually at the beginning of the fourth quarter. In addition, the Company tests such assets for impairment on a more frequent basis if there are indications of potential impairment. During the third quarter of 2011, as indicated previously, due to the weaker economic conditions and lower projections for results of operations, management lowered its forecast. Because of the lower projections, the Company believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test of the fair value with the assistance of an independent valuation firm. The Company determined that the fair value determined by the income approach of certain non-amortized trade names was lower than the carrying value. Accordingly, the Company recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with its non-amortized trade names.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to intangible assets was approximately $6.5 million and $0.7 million for the quarters ended October 1, 2011 and October 2, 2010, respectively. Amortization expense related to intangible assets was approximately $19.7 million and $2.1 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. The foreign currency translation impact on accumulated amortization of intangibles was approximately $0.3 million for the quarter ended October 1, 2011. Amortization expense is expected to be approximately $6.5 million for the remainder of fiscal 2011. Amortization expense is estimated to be $25.9 million per year for fiscal years 2012, 2013, 2014 and 2015.
Note 5 — Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 1,	January 1,
	2011	2011

9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	96,000	58,000

Total long-term debt	$826,000	$788,000

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
The Company completed the exchange of all outstanding privately placed 9.125% notes for newly registered 9.125% notes in July 2011. These notes have an estimated fair value of $635.1 million based on quoted market prices as of October 25, 2011.
ABL Facilities
In October 2010, in connection with the consummation of the Merger, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate (“LIBOR”) (for Eurodollar loans under the U.S. facility) or Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.75% as of the quarter ended October 1, 2011, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of the quarter ended October 1, 2011, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of the quarter ended October 1, 2011.
At October 1, 2011, there was $96.0 million drawn under the Company’s ABL facilities and $98.1 million available for additional borrowings. For the quarter ended October 1, 2011, the per annum interest rate applicable to the borrowings under the U.S. portion of the ABL facilities was 4.3% and the per annum interest rate applicable to borrowings under the Canadian portion of the ABL facilities was 3.5%. The weighted average interest rate for borrowings under the ABL facilities was 4.1% for the quarter ended October 1, 2011. In addition, at October 1, 2011, the Company had letters of credit outstanding totaling $7.4 million primarily securing deductibles of various insurance policies.

Note 6 — Commitments and Contingencies
On September 20, 2010, Associated Materials, LLC and its subsidiary, Gentek Building Products, Inc., were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al. The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. The Company’s motion to dismiss was recently denied and the parties will now begin discovery. The Company will vigorously defend this action, on the merits and by opposing class certification. A second putative class action has now been filed by the same plaintiff attorneys related to warranty proof of purchase requirements for steel and aluminum siding. The Company cannot comment on this matter as it was just recently filed. The Company is also aware of a third putative class action being filed in Missouri by different attorneys also related to steel and aluminum warranties and warranty processing procedures. The Company has not yet received formal service of this matter. The Company cannot currently estimate the amount of liability that may be associated with these matters and if a liability is probable and accordingly, has not recorded a liability for these lawsuits. The Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.
Note 7 — Comprehensive Income (Loss)
Comprehensive income (loss) differs from net income (loss) due to the reclassification of actuarial gains or losses and prior service costs associated with the Company’s pension and other postretirement plans and foreign currency translation adjustments as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$(48,018)	$10,563	$(92,329)	$11,599
Unrecognized retirement plans’ prior service cost and net loss	—	241	—	723
Foreign currency translation adjustments	(34,199)	3,573	(18,809)	2,634

Comprehensive income (loss)	$(82,217)	$14,377	$(111,138)	$14,956

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

	Quarters Ended
	October 1, 2011		October 2, 2010
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
	Successor		Predecessor

Net periodic pension cost
Service cost	$93	$628	$183	$515
Interest cost	777	927	783	920
Expected return on assets	(853)	(974)	(760)	(887)
Amortization of unrecognized:
Prior service costs	—	—	7	12
Cumulative net loss	—	—	318	52

Net periodic pension cost	$17	$581	$531	$612

	Nine Months Ended
	October 1, 2011		October 2, 2010
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
	Successor		Predecessor

Net periodic pension cost
Service cost	$465	$1,928	$493	$1,712
Interest cost	2,321	2,843	2,339	2,710
Expected return on assets	(2,543)	(2,988)	(2,280)	(2,606)
Amortization of unrecognized:
Prior service costs	—	—	21	34
Cumulative net loss	—	—	924	148

Net periodic pension cost	$243	$1,783	$1,497	$1,998

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
Note 9 — Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Vinyl windows	$97,814	$111,109	$266,654	$302,889
Vinyl siding products	69,618	66,959	169,601	175,313
Metal products	53,684	53,158	137,154	141,619
Third-party manufactured products	107,512	77,925	230,283	187,817
Other products and services	20,573	20,396	52,704	54,468

	$349,201	$329,547	$856,396	$862,106

Note 10 — Product Warranty Costs and Service Returns
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
A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Balance at the beginning of the period	$96,465	$33,661	$94,712	$33,016
Provision for warranties issued and changes in estimates for pre-existing warranties	3,032	2,669	6,057	5,989
Claims paid	(3,248)	(1,113)	(5,089)	(4,389)
Foreign currency translation	(1,322)	(286)	(753)	315

Balance at the end of the period	$94,927	$34,931	$94,927	$34,931

Note 11 — Manufacturing Restructuring Costs
The following is a reconciliation of the manufacturing restructuring liability of the warehouse facility adjacent to the Ennis manufacturing plant related to its discontinued use (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Beginning liability	$4,348	$4,534	$4,583	$5,036
Additions	—	—	228	—
Accretion of related lease obligations	118	98	376	282
Payments	(251)	(270)	(972)	(956)

Ending liability	$4,215	$4,362	$4,215	$4,362

During the second quarter of 2011, the Company re-measured its restructuring liability due to changes in the expected timing and amount of cash flows over the remaining lease term. As a result, the Company recorded an adjustment to increase the restructuring liability and recognized a charge of approximately $0.2 million within selling, general and administrative expenses reported in the condensed consolidated statements of operations for the nine months ended October 1, 2011.
Of the remaining restructuring liability at October 1, 2011, approximately $0.3 million is expected to be paid during the remainder of 2011. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.

Note 12 — Executive Officers’ Separation and Hiring Costs
On June 2, 2011, Thomas N. Chieffe resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer. On June 29, 2011, Warren J. Arthur resigned from his position as Senior Vice President of Operations of the Company. On August 1, 2011, Robert Gaydos was appointed Senior Vice President, Operations. On September 12, 2011, Jerry W. Burris was appointed President and Chief Executive Officer, and Mr. Snyder resigned from his position as Interim Chief Executive Officer. The Company accrued $0.8 million and $6.3 million for the quarter and nine months ended October 1, 2011, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees, which has been recorded as a component of selling, general and administrative expenses. Payments for Mr. Chieffe and Mr. Arthur’s separation costs will be paid in accordance with their respective employment agreements, with approximately $2.6 million to be paid during the twelve months subsequent to October 1, 2011 and the remainder paid at various dates through October 2013.
Note 13 — Lease Termination Costs
During the second quarter ended July 2, 2011, the Company purchased previously leased equipment via a buy-out option and paid the lessor the present value of the remaining lease payments, the residual value and sales and personal property taxes. As a result, the Company recorded a charge of approximately $0.8 million within selling, general and administrative expenses for the nine months ended October 1, 2011. The charge represents the excess of cash paid over the estimated fair values of the purchased equipment. The estimated fair values of the purchased equipment have been recorded within the Company’s property, plant and equipment totals and will be depreciated over their estimated remaining useful lives.
Note 14 — Subsidiary Guarantors
The Company’s payment obligations under its 9.125% notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis, by its domestic 100% owned subsidiaries, Gentek Holdings, LLC and Gentek Building Products, Inc. AMH New Finance, Inc. (formerly Carey New Finance, Inc.) is a co-issuer of the 9.125% notes and is a domestic 100% owned subsidiary of the Company having no operations, revenues or cash flows for the periods presented.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
October 1, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,453	$—	$—	$—	—	$8,453
Accounts receivable, net	113,459	—	14,781	37,033	—	165,273
Intercompany receivables	369,799	—	13,142	(2,083)	(380,858)	—
Inventories	119,017	—	13,238	38,761	—	171,016
Income taxes receivable	16,609	—	—	—	(16,609)	—
Deferred income taxes	—	—	1,634	—	(1,634)	—
Prepaid expenses	5,612	—	901	1,261	—	7,774

Total current assets	632,949	—	43,696	74,972	(399,101)	352,516

Property, plant and equipment, net	84,068	—	3,172	42,796	—	130,036
Goodwill	353,433	—	28,978	174,851	—	557,262
Other intangible assets, net	431,327	—	47,826	152,780	—	631,933
Investment in subsidiaries	(15,952)	—	(65,096)	—	81,048	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	23,817	—	(1)	2,584	—	26,400

Total assets	$1,509,642	$730,000	$58,575	$447,983	$(1,048,053)	$1,698,147

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$87,181	$—	$10,085	$28,077	—	$125,343
Intercompany payables	5	—	—	380,853	(380,858)	—
Accrued liabilities	75,862	—	6,133	10,498	—	92,493
Deferred income taxes	11,407	—	—	3,434	(1,634)	13,207
Income taxes payable	—	—	16,068	2,207	(16,609)	1,666

Total current liabilities	174,455	—	32,286	425,069	(399,101)	232,709

Deferred income taxes	65,170	—	16,552	41,039	41	122,802
Other liabilities	78,040	—	25,689	24,971	—	128,700
Long-term debt	804,000	730,000	—	22,000	(730,000)	826,000
Member’s equity	387,977	—	(15,952)	(65,096)	81,007	387,936

Total liabilities and member’s equity	$1,509,642	$730,000	$58,575	$447,983	$(1,048,053)	$1,698,147

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended October 1, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$261,047	$—	$45,630	$88,432	$(45,908)	$349,201
Cost of sales	199,263	—	43,372	67,315	(45,908)	264,042

Gross profit	61,784	—	2,258	21,117	—	85,159
Selling, general and administrative expenses	51,542	—	841	11,193	—	63,576
Impairment of other intangible assets	50,200	—	3,965	18,077	—	72,242

Income (loss) from operations	(39,958)	—	(2,548)	(8,153)	—	(50,659)
Interest expense, net	18,520	—	—	536	—	19,056
Foreign currency loss	—	—	—	371	—	371

Income (loss) before income taxes	(58,478)	—	(2,548)	(9,060)	—	(70,086)
Income taxes (benefit) provision	(19,842)	—	1,578	(3,804)	—	(22,068)

Income (loss) before equity income from subsidiaries	(38,636)	—	(4,126)	(5,256)	—	(48,018)
Equity income (loss) from subsidiaries	(9,382)	—	(5,256)	—	14,638	—

Net income (loss)	$(48,018)	$—	$(9,382)	$(5,256)	$14,638	$(48,018)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Months Ended October 1, 2011 (Successor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$631,543	$—	$124,107	$223,382	$(122,636)	$856,396
Cost of sales	484,113	—	119,381	169,960	(122,636)	650,818

Gross profit	147,430	—	4,726	53,422	—	205,578
Selling, general and administrative expenses	151,110	—	2,741	33,680	—	187,531
Impairment of other intangible assets	50,200	—	3,965	18,077	—	72,242
Transactions costs	513	—	—	72	—	585

Income (loss) from operations	(54,393)	—	(1,980)	1,593	—	(54,780)
Interest expense, net	55,379	—	—	1,472	—	56,851
Foreign currency loss	—	—	—	465	—	465

Income (loss) before income taxes	(109,772)	—	(1,980)	(344)	—	(112,096)
Income taxes (benefit) provision	(19,842)	—	1,578	(1,503)	—	(19,767)

Income (loss) before equity income from subsidiaries	(89,930)	—	(3,558)	1,159	—	(92,329)
Equity income (loss) from subsidiaries	(2,399)	—	1,159	—	1,240	—

Net income (loss)	$(92,329)	$—	$(2,399)	$1,159	$1,240	$(92,329)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended October 1, 2011 (Successor)
(In thousands)

				Non-
			Subsidiary	Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash used in operating activities	$(37,296)	$—	$(436)	$9,323	$(28,409)

Investing Activities
Supply center acquisition	(1,550)	—	—	—	(1,550)
Capital expenditures	(10,728)	—	(26)	(2,423)	(13,177)

Net cash used in investing activities	(12,278)	—	(26)	(2,423)	(14,727)

Financing Activities
Net borrowings under ABL facilities	16,000	—	—	22,000	38,000
Intercompany transactions	36,514	—	462	(36,976)	—
Financing costs	(398)	—	—	—	(398)

Net cash provided by (used in) financing activities	52,116	—	462	(14,976)	37,602

Effect of exchange rate changes on cash and cash equivalents	—	—	—	198	198

Net increase (decrease) in cash and cash equivalents	2,542	—	—	(7,878)	(5,336)
Cash and cash equivalents at beginning of period	5,911	—	—	7,878	13,789

Cash and cash equivalents at end of period	$8,453	$—	$—	$—	$8,453

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Quarter Ended October 2, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$236,192	$—	$46,117	$91,179	$(43,941)	$329,547
Cost of sales	170,960	—	45,507	65,982	(43,941)	238,508

Gross profit	65,232	—	610	25,197	—	91,039
Selling, general and administrative expenses	42,568	—	181	10,248	—	52,997
Transaction costs	189	—	—	—	—	189

Income from operations	22,475	—	429	14,949	—	37,853
Interest expense, net	18,477	—	(1)	198	—	18,674
Foreign currency loss	—	—	—	31	—	31

Income before income taxes	3,998	—	430	14,720	—	19,148
Income taxes provision	2,399	—	2,305	3,881	—	8,585

Income (loss) before equity income from subsidiaries	1,599	—	(1,875)	10,839	—	10,563
Equity income from subsidiaries	8,964	—	10,839	—	(19,803)	—

Net income	$10,563	$—	$8,964	$10,839	$(19,803)	$10,563

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For The Nine Months Ended October 2, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor	Reclassification/
	Company	Co-Issuer	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$621,944	$—	$126,030	$238,147	$(124,015)	$862,106
Cost of sales	457,130	—	120,444	177,211	(124,015)	630,770

Gross profit	164,814	—	5,586	60,936	—	231,336
Selling, general and administrative expenses	121,909	—	1,285	29,610	—	152,804
Transaction costs	1,452	—	—	—	—	1,452

Income from operations	41,453	—	4,301	31,326	—	77,080
Interest expense, net	55,536	—	1	628	—	56,165
Foreign currency (gain)	—	—	—	(21)	—	(21)

Income (loss) before income taxes	(14,083)	—	4,300	30,719	—	20,936
Income taxes (benefit) provision	(3,441)	—	4,081	8,697	—	9,337

Income (loss) before equity income from subsidiaries	(10,642)	—	219	22,022	—	11,599
Equity income from subsidiaries	22,241	—	22,022	—	(44,263)	—

Net income	$11,599	$—	$22,241	$22,022	$(44,263)	$11,599

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended October 2, 2010 (Predecessor)
(In thousands)

			Subsidiary	Non-Guarantor
	Company	Co-Issuer	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities	$(14,122)	$—	$1,101	$21,302	$8,281

Investing Activities
Capital expenditures	(7,869)	—	(55)	(2,378)	(10,302)
Other	385	—	—	(385)	—

Net cash used in investing activities	(7,484)	—	(55)	(2,763)	(10,302)

Financing Activities
Net borrowings under prior ABL Facility	500	—	—	—	500
Dividends from non-guarantor subsidiary	—	—	20,000	(20,000)	—
Intercompany transactions	23,361	—	(21,057)	(2,304)	—
Financing costs	(223)	—	—	—	(223)

Net cash provided by (used in) financing activities	23,638	—	(1,057)	(22,304)	277

Effect of exchange rate changes on cash and cash equivalents	—	—	—	73	73

Net (decrease) increase in cash and cash equivalents	2,032	—	(11)	(3,692)	(1,671)
Cash and cash equivalents at beginning of period	5,917	—	82	49,906	55,905

Cash and cash equivalents at end of period	$7,949	$—	$71	$46,214	$54,234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our company-operated supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 28%, 20%, 15% and 31%, respectively, of our net sales for the quarter ended October 1, 2011. For the nine months ended October 1, 2011, vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 20%, 16% and 27%, respectively, of our net sales. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 123 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 250 independent distributors and dealers, who then sell to their customers. We estimate that, for the nine month period ended October 1, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. During the quarter and nine months ended October 1, 2011, net sales generated through our network of company-operated supply centers represented approximately 76% and 74%, respectively, of our total net sales.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence, weather, government incentives and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the short term, however, the building products industry continues to be negatively impacted by a weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of existing homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines since 2006 in single-family housing starts and announcements from home builders of significant decreases in their orders. Increased delinquencies on sub-prime and other mortgages, increased foreclosure rates and tightening consumer credit markets over the same time period have further hampered the housing market. Our sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Reduced levels of existing home sales and housing price depreciation have had a significant negative impact on our remodeling sales over the past few years. In addition, a reduced number of new housing starts has had a negative impact on our new construction sales. As a result of the prolonged housing market downturn, competition in the building products market may intensify, which could result in lower sales volumes, reduced selling prices for our products and lower gross margins. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record additional impairment charges of certain of our assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases on certain of our product offerings to offset inflation in raw material pricing and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.

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
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a direct subsidiary of Parent (“Holdings”), Merger Sub, a direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC is now an indirect subsidiary of Parent. Approximately 98% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”).
Results of Operations
Our results of operations, along with the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II, prior to and including the Merger are presented as the results of the predecessor (the “Predecessor”). The results of operations following the Merger are presented as the results of the successor (the “Successor”).
The following table sets forth for the periods indicated our results of operations (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net sales	$349,201	$329,547	$856,396	$862,106
Cost of sales	264,042	238,508	650,818	630,770

Gross profit	85,159	91,039	205,578	231,336
Selling, general and administrative expenses	63,576	52,997	187,531	152,804
Impairment of other intangible assets	72,242	—	72,242	—
Transaction costs	—	189	585	1,452

Income (loss) from operations	(50,659)	37,853	(54,780)	77,080
Interest expense, net	19,056	18,674	56,851	56,165
Foreign currency loss (gain)	371	31	465	(21)

Income (loss) before income taxes	(70,086)	19,148	(112,096)	20,936
Income taxes provision (benefit)	(22,068)	8,585	(19,767)	9,337

Net income (loss)	$(48,018)	$10,563	$(92,329)	$11,599

Other Data:
EBITDA (1)	$(38,124)	$43,410	$(16,882)	$93,955
Adjusted EBITDA (1)	36,259	44,741	66,295	100,185

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our revolving credit agreement and the indenture governing the 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our senior secured asset-based revolving credit facilities (the “ABL facilities”) and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.
Prior year Adjusted EBITDA amounts are presented to conform to the current year’s presentation of the computation of Adjusted EBITDA, which is in conformity with the Adjusted EBITDA as defined in our revolving credit agreement and the indenture governing the 9.125% notes.
The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Net income (loss)	$(48,018)	$10,563	$(92,329)	$11,599
Interest expense, net	19,056	18,674	56,851	56,165
Income taxes provision (benefit)	(22,068)	8,585	(19,767)	9,337
Depreciation and amortization	12,906	5,588	38,363	16,854

EBITDA	(38,124)	43,410	(16,882)	93,955
Impairment of other intangible assets (a)	72,242	—	72,242	—
Merger costs (b)	—	189	585	1,452
Purchase accounting related adjustments (c)	(968)	—	(2,822)	—
Management fees (d)	—	234	—	681
Executive officers separation and hiring costs (e)	807	—	6,274	—
Restructuring costs (f)	—	—	228	—
Tax restructuring costs (g)	—	—	—	88
Write-offs of assets other than by sale	22	16	195	43
Bank audit fees (h)	80	6	80	56
Stock compensation expense (i)	703	—	817	—
Other normalizing and unusual items (j)	1,126	855	5,113	3,328
Foreign currency loss (gain) (k)	371	31	465	(21)
Pro forma cost savings (l)	—	—	—	603

Adjusted EBITDA	$36,259	$44,741	$66,295	$100,185

(a)	During the third quarter of 2011, due to the weaker economic conditions and lower projections for operating results, we believed that potential indicators for impairment existed for non-amortized trade names. We completed an interim test for potential impairment with the assistance of an independent valuation firm and determined that fair value of certain non-amortized trade names, as derived under the income approach, was lower than the carrying value. Therefore, we recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with these non-amortized trade names.

(b)	Represents professional fees incurred in connection with the Merger.

(c)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Pension expense adjustments (i)	$(671)	$—	$(2,027)	$—
Amortization related to fair value adjustment of leased facilities (ii)	(114)	—	(342)	—
Amortization related to warranty liabilities (iii)	(183)	—	(553)	—
Inventory adjustment related to supply center acquisition (iv)	—	—	100	—

Total	$(968)	$—	$(2,822)	$—

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(iv)	Represents the adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.

(d)	Represents annual management fees paid to Harvest Partners, L.P. (one of our sponsors prior to the Merger).

(e)	Represents separation and hiring costs, including payroll taxes and certain benefits, and professional fees, related to the terminations of Mr. Chieffe, our former President and Chief Executive Officer, and Mr. Arthur, our former Senior Vice President of Operations, in June 2011, the hiring of Mr. Gaydos, our Senior Vice President of Operations in August 2011 and the hiring of Mr. Burris, our President and Chief Executive Officer in September 2011.

(f)	During the second quarter of 2011, we recognized a charge of approximately $0.2 million within selling, general and administrative expenses as a result of re-measuring the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant.

(g)	Represents legal and accounting fees incurred in connection with tax restructuring projects.

(h)	Represents bank audit fees incurred under our current ABL facilities and prior ABL Facility.

(i)	Represents stock compensation related to restricted share units issued to certain board members, including the Interim Chief Executive Officer.

(j)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Professional fees (i)	$666	$757	$3,127	$2,657
Accretion on lease liability (ii)	118	98	341	282
Excess severance costs (iii)	325	—	590	389
Operating lease termination penalty (iv)	—	—	773	—
Excess legal expense (v)	17	—	282	—

Total	$1,126	$855	$5,113	$3,328

(i)	Represents management’s estimate of unusual or non-recurring consulting fees primarily associated with cost savings initiatives.

(ii)	Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within management.

(iv)	Represents the excess of cash paid over the estimated fair values of purchased equipment previously leased.

(v)	Represents management’s estimate of excess legal expense incurred in connection with the defense of certain warranty related claims.

(k)	Represents currency transaction/translation (gains)/losses, including on currency exchange hedging agreements.

(l)	For the nine months ended October 2, 2010, the amount represents management’s estimates of cost savings that could have resulted from producing glass in-house at our Cuyahoga Falls, Ohio window facility had such production started on January 4, 2009 of $0.5 million and cost savings that could have resulted from entering into our leveraged procurement program with an outside consulting firm had such program been entered into on January 4, 2009 of approximately $0.1 million.
The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	Successor	Predecessor	Successor	Predecessor
Vinyl windows	$97,814	$111,109	$266,654	$302,889
Vinyl siding products	69,618	66,959	169,601	175,313
Metal products	53,684	53,158	137,154	141,619
Third-party manufactured products	107,512	77,925	230,283	187,817
Other products and services	20,573	20,396	52,704	54,468

	$349,201	$329,547	$856,396	$862,106

Quarter Ended October 1, 2011 Compared to Quarter Ended October 2, 2010
Net sales increased 6.0% to $349.2 million for the third quarter of 2011 compared to $329.5 million for the same period in 2010. The sales increase was primarily due to third-party manufactured product sales increases of approximately $29.6 million and increases in vinyl siding sales of $2.7 million, on flat unit volumes, partially offset by lower vinyl window sales of $13.3 million, or a reduction in units of 10%. Third-party manufactured product sales were favorably impacted by higher roofing volumes as a result of our roll-out of roofing to additional supply centers in 2011 and increased storm related activity. Vinyl window sales were negatively impacted by the significant reduction in energy tax incentives compared to 2010 which has affected consumer purchasing decisions in 2011. The macroeconomic drivers for our industry have also continued to decline during 2011 and have affected consumer confidence and spending. In addition, we realized $1.8 million from the impact of the stronger Canadian dollar in 2011.
Gross profit in the third quarter of 2011 was $85.2 million, or 24.4% of net sales, compared to gross profit of $91.0 million, or 27.6% of net sales, for the same period in 2010. The decrease in gross profit was primarily related to product mix, including increases in lower margin third-party manufactured products and lower volumes for manufactured vinyl windows, and increased material costs. We have also experienced increased production costs, including labor and material costs, in our window manufacturing plants, resulting in higher costs per unit produced. Freight costs were also higher and we experienced increases in commodity costs for certain raw materials. Price increases have been instituted to cover commodity cost increases; however, our sales pricing typically lags the change in purchase cost.
Selling, general and administrative expenses were approximately $63.6 million, or 18.2% of net sales, for the third quarter of 2011 compared to $53.0 million, or 16.1% of net sales for the same period in 2010. Approximately $6.3 million of the increase for the third quarter of 2011 compared to the third quarter of 2010 was due to depreciation of fixed assets and amortization of intangible assets as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in the fourth quarter of 2010. Selling, general and administrative expenses for the quarter ended October 1, 2011, compared to the same period for the prior year, also included increased compensation, related taxes and benefits, and operating lease and delivery costs of $3.5 million primarily related to additional headcount for supply center and roofing distribution expansion. Selling, general and administrative expenses for the quarter ended October 1, 2011 included separation and hiring costs related to changes in senior management personnel of approximately $0.8 million, stock compensation expense related to restricted shares issued to certain board members of approximately $0.7 million, professional fees associated with cost savings initiatives of approximately $0.7 million, and $0.3 million of excess severance primarily due to unusual changes within management, partially offset by reduced pension expense of approximately $0.5 million as a result of the application of purchase accounting. Selling, general and administrative expenses for the quarter ended October 2, 2010 included professional fees associated with cost savings initiatives of approximately $0.8 million, professional fees associated with the Merger of approximately $0.2 million, and management fees of approximately $0.2 million. For the quarter ended October 1, 2011, the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2011 was approximately $0.3 million of additional selling, general and administrative expense compared to the same period in the prior year.

We recorded an impairment charge of $72.2 million during the third quarter of 2011 for our non-amortized trade names. Throughout 2011, our results of operations have deteriorated as compared to our projections for the year. Through the second quarter of 2011, we believed that the declines experienced during the first half of the year were primarily related to the impact of the reduction to the energy tax credit, a weakened economic environment and unfavorable weather conditions, all of which can impact the demand for exterior building products. We believed that a portion of these conditions were temporary in nature. During the third quarter, the weaker economic conditions and lower results of operations persisted and we adjusted our outlook and lowered the forecast used for discounted cash flow analysis. Because of our lower projections, we believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test for fair value with the assistance of an independent valuation firm. We determined that the fair value of certain non-amortized trade names, determined using the income approach, was lower than the carrying value. Accordingly, we recorded the impairment charge of $72.2 million.
In addition, Parent granted stock options in September 2011 to our newly appointed President and Chief Executive Officer at an exercise price of $5 per share based on a determination of fair market value by the board of directors of Parent, and modified certain other outstanding options to an exercise price of $5 per share. As a result of the lower projections for operating results and the calculated lower per share equity value, we believe that these factors are contributing indicators of impairment and have performed interim impairment testing as of September 3, 2011. We have completed the first-step of goodwill impairment testing with the assistance of an independent valuation firm and have determined that the fair value of our reporting unit is lower than its carrying value by approximately $70 million. We are in the process of determining the fair value of identified tangible and intangible assets and liabilities with the assistance of the same independent valuation firm for purposes of determining the implied fair value of goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, we have not finalized our review of the impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of accounting for contingencies. Given that the second step of the valuation analysis has not been completed and the complexities involved in such analysis, we cannot reasonably estimate the amount of an impairment charge, but have concluded that an impairment loss is probable. During the fourth quarter, we intend to complete the valuation work and the estimates of fair value necessary to complete the second step of the impairment analysis and to record the resulting impairment charge, if any. Any goodwill impairment charge will be a non-cash item and will not affect the calculation of the borrowing base in our credit agreement.
Loss from operations was approximately $50.7 million for the quarter ended October 1, 2011, compared to income from operations of approximately $37.9 million for the same period in 2010. The decrease is primarily due to the impairment charge of other intangibles of $72.2 million, combined with a decrease in gross margin rate and increased selling, general and administrative costs.
Interest expense was approximately $19.1 million for the quarter ended October 1, 2011, compared to approximately $18.7 million for the same period in 2010. Interest expense for the quarter ended October 1, 2011 related to interest on the 9.125% notes and borrowings under our ABL facilities, while interest expense for the same period in 2010 related to interest on the then outstanding 9.875% notes, 11.25% notes, 20% notes and borrowings under the prior ABL Facility. Interest expense has remained relatively consistent when compared to the same period in the prior year as higher note principal balances and average borrowings under our ABL facilities have been offset by lower interest rates on both our notes and our credit facilities.
The income tax provision (benefit) for the third quarter of 2011 reflects an effective income tax rate of (31.5)%, compared to an effective income tax rate of 44.8% for the same period in 2010. The change in the tax rate was primarily the result of the impact of the impairment charge for the indefinite lived intangibles in the quarter ended October 1, 2011 compared to the same period in 2010.
Net loss for the quarter ended October 1, 2011 was $48.0 million compared to net income of $10.6 million for the same period in 2010.

Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010
Net sales decreased 0.7% to $856.4 million for the nine months ended October 1, 2011, compared to $862.1 million for the same period in 2010. The decrease in sales is primarily due to a $36.2 million decline in vinyl window sales, or a reduction in units of 11%, a $5.7 million decrease in vinyl siding sales, or a reduction in units of 8%, and lower sales of metal products of approximately $4.5 million, partially offset by increased sales for third-party manufactured products of approximately $42.5 million. The increase in third-party manufactured products is a result of our roll-out of roofing materials to additional supply centers and increased storm related activity. Vinyl window sales were negatively impacted by the significant reduction in energy tax incentives compared to 2010 which has affected consumer purchasing decisions in 2011. The macroeconomic drivers for our industry have also continued to decline during 2011 and have affected consumer confidence and spending. In addition, we realized $10.6 million from the impact of the stronger Canadian dollar in 2011.
Gross profit for the nine months ended October 1, 2011 was $205.6 million, or 24.0% of net sales, compared to gross profit of $231.3 million, or 26.8% of net sales, for the same period in 2010. The decrease in gross profit was primarily related to product mix, including increases in lower margin third-party manufactured products and lower volumes for manufactured vinyl windows, and increased material costs. We have also experienced increased production costs, including labor and material costs, in our window manufacturing plants, resulting in higher costs per unit produced. Freight costs were also higher and we experienced increases in commodity costs for certain raw materials. Price increases have been instituted to cover commodity cost increases; however, our sales pricing typically lags the change in purchase cost.
Selling, general and administrative expenses were approximately $187.5 million, or 21.9% of net sales, for the nine months ended October 1, 2011, compared to $152.8 million, or 17.7% of net sales, for the same period in 2010. Approximately $18.9 million of the increase for the nine months ended October 1, 2011 compared to the same period in 2010 was due to depreciation of fixed assets and amortization of intangible assets as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in the fourth quarter of 2010. Selling, general and administrative expenses for the nine months ended October 1, 2011, compared to the same period of the prior year, also included increased compensation, related taxes and benefits, and operating lease and delivery costs of $7.2 million primarily related to additional headcount for supply center and roofing distribution expansion. Selling, general and administrative expenses for the nine months ended October 1, 2011 included separation and hiring costs related to the changes in senior management personnel of approximately $6.3 million, professional fees associated with cost savings initiatives of approximately $3.1 million, an operating lease termination penalty of approximately $0.8 million, stock compensation expense related to restricted shares issued to certain board members of approximately $0.8 million, professional fees associated with the Merger of approximately $0.6 million, and $0.6 million of excess severance primarily due to unusual changes within management, partially offset by reduced pension expense of approximately $1.4 million as a result of the application of purchase accounting. Selling, general and administrative expenses for the nine months ended October 2, 2010 included professional fees associated with cost savings initiatives of approximately $2.7 million, professional fees associated with the Merger of approximately $1.5 million, management fees of approximately $0.7 million, and $0.4 million of excess severance primarily due to unusual changes within management. For the nine months ended October 1, 2011, the translation impact on Canadian expenses as a result of a stronger Canadian dollar in 2011 was approximately $2.0 million of additional selling, general and administrative expense compared to the same period in the prior year. Incentive compensation programs expense decreased by $4.7 million for the nine months ended October 1, 2011 compared to the same period for the prior year.
We recorded an impairment charge of $72.2 million during the third quarter of 2011 for our non-amortized trade names. Throughout 2011, our results of operations have deteriorated as compared to our projections for the year. Through the second quarter of 2011, we believed that the declines experienced during the first half of the year were primarily related to the impact of the reduction to the energy tax credit, a weakened economic environment and unfavorable weather conditions, all of which can impact the demand for exterior building products. We believed that a portion of these conditions were temporary in nature. During the third quarter, the weaker economic conditions and lower results of operations persisted and we adjusted our outlook and lowered the forecast used for discounted cash flow analysis. Because of our lower projections, we believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test for fair value with the assistance of an independent valuation firm. We determined that the fair value of certain non-amortized trade names, determined using the income approach, was lower than the carrying value. Accordingly, we recorded the impairment charge of $72.2 million.

In addition, Parent granted stock options in September 2011 to our newly appointed President and Chief Executive Officer at an exercise price of $5 per share based on a determination of fair market value by the board of directors of Parent, and modified certain other outstanding options to an exercise price of $5 per share. As a result of the lower projections for operating results and the calculated lower per share equity value, we believe that these factors are contributing indicators of impairment and have performed interim impairment testing as of September 3, 2011. We have completed the first-step of goodwill impairment testing with the assistance of an independent valuation firm and have determined that the fair value of our reporting unit is lower than its carrying value by approximately $70 million. We are in the process of determining the fair value of identified tangible and intangible assets and liabilities with the assistance of the same independent valuation firm for purposes of determining the implied fair value of goodwill and any resulting goodwill impairment. As of the date of the filing of this Form 10-Q, we have not finalized our review of the impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of accounting for contingencies. Given that the second step of the valuation analysis has not been completed and the complexities involved in such analysis, we cannot reasonably estimate the amount of an impairment charge, but have concluded that an impairment loss is probable. During the fourth quarter, we intend to complete the valuation work and the estimates of fair value necessary to complete the second step of the impairment analysis and to record the resulting impairment charge, if any. Any goodwill impairment charge will be a non-cash item and will not affect the calculation of the borrowing base in our credit agreement.
Loss from operations was approximately $54.8 million for the nine months ended October 1, 2011 compared to income from operations of approximately $77.1 million for the same period in 2010 primarily due to the impairment charge for trademarks, combined with a decrease in gross margin rate and increased selling, general and administrative costs.
Interest expense was approximately $56.9 million for the nine months ended October 1, 2011, compared to approximately $56.2 million for the same period in 2010. Interest expense for the nine months ended October 1, 2011 related to interest on the 9.125% notes and borrowings under our ABL facilities, while interest expense for the same period in 2010 related to interest on the then outstanding 9.875% notes, 11.25% notes, 20% notes and borrowings under the prior ABL Facility. Interest expense has remained relatively consistent when compared to the same period in the prior year as higher note principal balances and average borrowings under our ABL facilities have been offset by lower interest rates on both our notes and our credit facilities.
The income tax provision (benefit) for the nine months ended October 1, 2011 reflects an effective income tax rate of (17.6%), compared to an effective income tax rate of 44.6% for the same period in 2010. The change in the tax rate was primarily the result of the impact of the impairment charge for the indefinite lived intangibles in the nine months ended October 1, 2011 compared to the same period in 2010.
Net loss for the nine months ended October 1, 2011 was $92.3 million compared to net income of $11.6 million for the same period in 2010.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ” ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoption of the provisions of ASU No. 2011-08 will have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position, results of operations or cash flows.

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
Liquidity and Capital Resources
The following sets forth a summary of our cash flows for the nine months ended October 1, 2011 and October 2, 2010 (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2011	2010
	Successor	Predecessor
Net cash (used in) provided by operating activities	$(28,409)	$8,281
Net cash used in investing activities	(14,727)	(10,302)
Net cash provided by (used in) financing activities	37,602	277
Liquidity
At October 1, 2011, we had cash and cash equivalents of $8.5 million and available borrowing capacity of approximately $98.1 million under our ABL facilities. Outstanding letters of credit as of October 1, 2011 totaled approximately $7.4 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash used in operating activities was $28.4 million for the nine months ended October 1, 2011 and consisted of a net loss of $92.3 million, a positive $98.0 million in non-cash adjustments to the net loss and a $34.1 million use of cash for working capital needs. Non-cash adjustments to the net loss included $72.2 million for the impairment of our non-amortized trade names, $41.7 million in depreciation and amortization and $16.0 million for deferred taxes, provision for bad debts and other. For the nine months ended October 1, 2010, net cash provided by operating activities was $8.3 million and consisted of net income of $11.6 million, $27.4 million in non-cash adjustments to net income including $19.9 million of depreciation and amortization, and a $30.7 million use of cash for working capital requirements. Inventory was a use of cash of $26.8 million during the nine months ended October 1, 2011, compared to $44.1 million during the same period in 2010, resulting in a lower use of cash of $17.3 million, which was primarily due to increased inventory levels at the beginning of the current year compared to the prior year. Accounts payable and accrued liabilities were a source of cash of $50.8 million for the nine months ended October 1, 2011, compared to $59.2 million for the same period in 2010, resulting in a smaller source of cash of $8.4 million. This smaller source of cash was primarily due to lower beginning accounts payable balances in the current year being higher than that of the prior year based on the timing of purchases.
Typically, cash flows from operating activities during the first nine months of the year are impacted by the seasonal increase of inventory and accounts receivable levels and use of cash related to payments for accrued liabilities, including payments of incentive compensation and customer sales incentives.
Cash Flows from Investing Activities
During the nine months ended October 1, 2011, net cash used in investing activities consisted of capital expenditures of $13.2 million and a supply center acquisition of approximately $1.6 million. Capital expenditures in 2011 were primarily at supply centers for continued operations, relocations, opening preparations, the purchase of previously leased equipment and various enhancements at our manufacturing facilities. During the nine months ended October 2, 2010, net cash used in investing activities consisted of capital expenditures of $10.3 million. Capital expenditures in 2010 were primarily at supply centers for continued operations and relocations, the continued implementation of our glass insourcing process and various enhancements at plant locations.

Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended October 1, 2011 included net borrowings under our ABL facilities of $38.0 million, partially offset by payments of financing costs of approximately $0.4 million. Net cash provided by financing activities for the nine months ended October 2, 2010 included payments for financing costs of $0.2 million, partially offset by net borrowings of $0.5 million under our ABL Facility.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, in connection with the consummation of the Merger, Associated Materials, LLC and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantee our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). The first semi-annual interest payment was made on April 29, 2011.
We completed the exchange of all outstanding privately placed 9.125% notes for newly registered 9.125% notes in July 2011. These notes have an estimated fair value of $635.1 million based on quoted market prices as of October 25, 2011.
ABL Facilities
In October 2010, in connection with the consummation of the Merger, Associated Materials, LLC entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate (“LIBOR”) (for Eurodollar loans under the U.S. facility) or Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.75% as of the quarter ended October 1, 2011, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of the quarter ended October 1, 2011, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of the quarter ended October 1, 2011.
At October 1, 2011, there was $96.0 million drawn under our ABL facilities and $98.1 million available for additional borrowings. For the quarter ended October 1, 2011, the per annum interest rate applicable to the borrowings under the U.S. portion of the ABL facilities was 4.3% and the per annum interest rate applicable to borrowings under the Canadian portion of the ABL facilities was 3.5%. The weighted average interest rate for borrowings under the ABL facilities was 4.1% for the quarter ended October 1, 2011. In addition, at October 1, 2011, we had letters of credit outstanding totaling $7.4 million primarily securing deductibles of various insurance policies.
Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the indenture governing the 9.125% notes (“Indenture”), other than a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered when excess availability for borrowings under the Revolving Credit Agreement is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold. As of November 15, 2011, we have not triggered such covenant.
As discussed under “—Overview” above, we have typically utilized our revolving credit facilities to meet seasonal cash flow needs, which tend to be most pronounced in the fourth quarter and the first quarter of each calendar year. Accordingly, we expect to increase borrowings under the Revolving Credit Agreement in the fourth quarter of calendar year 2011 and the first quarter of calendar year 2012, and that such borrowings will remain outstanding until we repay them with cash flow from operations, which typically rises in the third and fourth quarters. Such borrowings will reduce excess availability under the Revolving Credit Agreement, which, as discussed above, is the basis for the trigger of the financial maintenance covenant regarding the fixed charge coverage ratio.

In addition to the covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the Indenture (which include various exceptions and basket amounts). The breach of any of these covenants could result in a default under the Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. Our incurrences of debt and our investments through November 15, 2011 complied with such covenants.
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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on our key commodities has increased significantly over the past three years. In response, we announced price increases over the past several years on certain of our product offerings to offset the inflation of raw materials, and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At October 1, 2011, we had no raw material hedge contracts in place.
Certain Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:
•	our operations and results of operations;
•	impairments of goodwill and other intangible assets;
•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;
•	changes in raw material costs and availability of raw materials and finished goods;
•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;
•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;
•	market acceptance of price increases;
•	declines in national and regional trends in home remodeling and new housing starts;
•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;
•	changes in weather conditions;
•	consolidation of our customers;
•	our ability to attract and retain qualified personnel;
•	our ability to comply with certain financial covenants in the indenture governing the 9.125% notes and our ABL facilities;
•	declines in market demand;
•	our substantial level of indebtedness;
•	increases in our indebtedness;
•	increases in costs of environmental compliance or environmental liabilities;
•	increases in warranty or product liability claims;
•	increases in capital expenditure requirements; and
•	the other factors discussed under Item 1A. “Risk Factors” as filed in our Annual Report on Form 10-K for the year ended January 1, 2011 and elsewhere in this report.
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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” (as defined). At October 1, 2011, we had borrowings outstanding of $96.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $1.0 million.

We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. At October 25, 2011, the 9.125% notes have an estimated fair value of $635.1 million based on quoted market prices.
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
At October 1, 2011, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial. A 10% strengthening or weakening from the levels experienced during the third quarter of 2011 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.5 million decrease or increase, respectively, in net income for the quarter ended October 1, 2011. A 10% strengthening or weakening from the levels experienced during the nine months ended October 1, 2011 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.1 million decrease or increase, respectively, in net income for the nine months ended October 1, 2011.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter or nine months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Product Liability Claims
On September 20, 2010, Associated Materials, LLC and its subsidiary, Gentek Buildings Products, Inc., were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al. The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. Our motion to dismiss was recently denied and the parties will now begin discovery. We will vigorously defend this action, on the merits and by opposing class certification. A second putative class action has now been filed by the same plaintiff attorneys related to warranty proof of purchase requirements for steel and aluminum siding. We cannot comment on this matter as it was just recently filed. We are also aware of a third putative class action being filed in Missouri by different attorneys also related to steel and aluminum warranties and warranty processing procedures. We have not yet received formal service of this matter. We cannot currently estimate the amount of liability that may be associated with these matters and if a liability is probable and accordingly, have not recorded a liability for these lawsuits. We do not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

Item 1A.	Risk Factors
There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011 filed with the Securities and Exchange Commission on April 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number		Description
10.1	*
Employment Agreement, dated as of August 1, 2011, by and between Associated Materials, LLC and Robert C. Gaydos (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Form 8-K, filed with the SEC on October 3, 2011).

10.2	*
Employment Agreement, dated as of September 12, 2011, by and between Associated Materials, LLC and Jerry W. Burris (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Form 8-K, filed with the SEC on September 12, 2011).

10.3	*	Agreement and General Release, executed September 22, 2011, by and between Associated Materials Incorporated and Dana R. Snyder.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	††	XBRL Instance Document.

101.SCH	††	XBRL Taxonomy Extension Schema Document.

101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under such section.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED MATERIALS, LLC (Registrant)

Date: November 15, 2011	By:	/s/ Jerry W. Burris
Jerry W. Burris
President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2011	By:	/s/ Stephen E. Graham

Stephen E. Graham
Senior Vice President — Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	*
Employment Agreement, dated as of August 1, 2011, by and between Associated Materials, LLC and Robert C. Gaydos (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Form 8-K, filed with the SEC on October 3, 2011).

10.2	*
Employment Agreement, dated as of September 12, 2011, by and between Associated Materials, LLC and Jerry W. Burris (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Form 8-K, filed with the SEC on September 12, 2011).

10.3	*	Agreement and General Release, executed September 22, 2011, by and between Associated Materials Incorporated and Dana R. Snyder.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	††	XBRL Instance Document.

101.SCH	††	XBRL Taxonomy Extension Schema Document.

101.CAL	††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under such section.