Form 10-K
period 2011-12-31
ASSOCIATED MATERIALS, LLC
filed 2012-03-30
CIK 802967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act for the period commencing January 1, 2012, the registrant has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No public trading market exists for the membership interests of the registrant. The aggregate market value of the membership interests held by non-affiliates of the registrant was zero as of July 4, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. The membership interest of the registrant is held by AMH Intermediate Holdings Corp., a wholly owned subsidiary of AMH Investment Holdings Corp. As of March 30, 2012, there was one (1) outstanding membership interest of the registrant.

PART I

ITEM 1.	BUSINESS

OVERVIEW

On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Mergers, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”).

We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools. We distribute these products primarily to professional contractors through our extensive dual-distribution network. Our dual-distribution network consists of 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 19%, 15% and 28%, respectively, of our net sales for the year ended December 31, 2011.

Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. The products we distribute are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction. During the year ended December 31, 2011, 75% of our net sales were generated through our network of supply centers.

We also distribute products through our direct sales channel, which consists of approximately 275 independent distributors and dealers. We utilize our manufacturing and marketing capabilities to drive growth with distributors and dealers in both markets where we have existing supply centers as well as new markets where we may not have a supply center presence. Our distributor and dealer customers in this channel are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. This sales channel also allows us to service larger customers with a broader geographic scope, which drives additional volume. In addition, we utilize our vertical integration in this channel by selling and shipping our products directly to our contractor customers in many cases. For the year ended December 31, 2011, we generated 25% of our net sales from this channel.

We believe that the strength of our products and distribution network has resulted in strong brand loyalty and long-standing relationships with our contractor customers and enabled us to develop and maintain a leading position in the markets that we serve. In addition, our focus is primarily on the residential repair and remodeling market, which we believe has been less cyclical than the residential new construction market. We estimate that, during the year ended December 31, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market.

FINANCIAL INFORMATION ABOUT SEGMENTS

We are in the single business of manufacturing and distributing exterior residential building products. See Note 16 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”

DESCRIPTION OF BUSINESS

Our Competitive Strengths

We believe we are well-positioned in our industry, and we expect to utilize our strengths to capture additional market share from our competitors. Our key competitive strengths include:

Dual-Distribution Network

We have developed a distribution strategy that successfully combines a network of company-operated supply centers with a complementary network of independent distributors and dealers.

•

Company-Operated Supply Centers. We believe that our U.S. and Canadian supply center network offers a superior distribution channel compared to our competitors who rely principally on local third-party distributors and dealers who carry an assortment of brands and may not focus on any particular brand. We believe that distributing our products through our network of 121 company-operated supply centers enables us to: (1) build direct long-standing customer relationships; (2) maintain control of the customer value proposition (i.e., product availability and quality, “one-stop” shopping, sales support and service) through integrated logistics between our manufacturing and distribution facilities; (3) monitor developments in local customer preferences; (4) bring new products to market quickly, shortening customary product development cycles; and (5) target our marketing efforts.

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

Strong Brands

We believe our brands are synonymous with quality and durability in the residential building products industry and that they are a distinguishing factor for our customers. For example, our Alside Excalibur® vinyl window was named the Consumer Digest® Best Buy for replacement windows in the 2008 and 2009 issues of Consumer Digest® magazine. Additionally, many of our window product lines have earned the ENERGY STAR® rating.

We sell our high-quality products under several brand names, including Alside®, Revere®, Gentek®, UltraGuard®, Preservation® and Alpine Windowstm. This portfolio of brands allows us to offer different brands to contractors within a local market, which in turn allows local contractors to differentiate themselves to the end consumer.

Long-Standing Deep Customer Relationships

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

Diversified Operations

Among exterior residential building product companies, we believe we have one of the broadest manufacturing and distribution footprints in North America. We sell our products into substantially all regions of the United States and Canada, either through company-operated supply centers or through independent distributors and dealers. Our geographically diverse presence in the United States and Canada minimizes our sales concentrations from any particular region and positions us better than many of our regionally focused competitors. In addition, our customer base remains diversified as well. We have approximately 50,000 contractor customers and approximately 275 independent distributor and dealer customers.

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

Opportunity for Growth

Impact of Macroeconomic Drivers/Overall Contraction of the U.S. Economy

Since 2006, according to the National Association of Realtors, sales of existing single-family homes have decreased from recent historic levels, the inventory of homes available for sale has increased, and in many areas, home values have declined significantly. According to the National Association of Home Builders, single-family housing starts were 434,000 for 2011 (near their lowest yearly level in the last 50 years, and down 8% versus 2010 levels), and existing single family home sales were 3.8 million for 2011 (up 2% from 2010, but near their lowest yearly level since 1997). The U.S. economy continues to face uncertainty and has experienced significant contraction since the beginning of 2008. Unemployment rates remained near 9% during 2011, negatively impacting consumer confidence and causing consumers to look to save a greater percentage of their income. As such, disposable income and, specifically, money available for repair and remodeling expenditures has declined.

Impact on Volumes

As a result of the downward trend in the housing market and overall economic conditions, sales of windows and siding have been negatively impacted. According to Ducker Worldwide, the overall market volumes of windows and siding declined 43% and 48%, respectively, from 2006 to 2009. Sales volume due to repair and remodeling has been less cyclical historically; the repair and remodeling market volumes for windows and siding declined 21% and 27%, respectively, from 2006 to 2009. We believe our focus on the repair and remodeling end market has led to relative stability in our revenue base. In 2010, our window unit revenue grew 11%, for a cumulative increase of 3% from 2006 to 2010. Window sales in 2011, however, have been significantly impacted by the expiration of the energy tax credit at the end of 2010, which drove a significant pull-forward of energy efficient window unit sales into 2010.

Long-Term Drivers of Growth

We believe the long-term demand for exterior building products, specifically windows and siding, will continue to be driven by:

•

Aging of the Housing Stock. The median estimated home age increased from 23 years in 1985 to 35 years in 2010, and more than 62% of the current housing stock was built prior to 1980, according to the American Housing Survey by the U.S. Census and the U.S. Department of Housing and Urban Development. We believe the aging housing stock trend will continue to drive demand for residential repair and remodeling projects.

•

Long-Term Demand for New Construction. We believe that household formation is an important driver of both new housing starts and repair and remodel spending. We expect that a combination of population growth and “teardowns” of existing homes will necessitate continued construction of new homes at rates in excess of the low levels we are currently experiencing. On a historical basis, seasonally-adjusted total housing starts have averaged 1.5 million since 1970 according to the U.S. Census Bureau – this compares to 609,000 housing starts in 2011. The foregoing household formation projections suggest that total housing starts will return to levels closer to long-term historical averages than recent levels.

•

Energy Efficiency. There is favorable demand for energy efficient building products given measurable payback periods and strong environmentally focused trends. For example, a National Association of Home Builder’s Consumer Preferences Survey found that home buyers were willing to make an average upfront investment of nearly $9,000 to save $1,000 annually in utility costs, which implies a nine-year payback period. We expect that this increased demand for energy efficient—or “green”—building products will benefit companies like ours with products that meet energy efficiency standards. Additionally, many of our window product lines have earned the ENERGY STAR® rating.

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

•

Repair and Remodeling Expenditures. According to Ducker Worldwide, U.S. total improvement expenditures reached lows of $115.8 billion in 2009, but are projected to grow to $151.0 billion in 2013, a 7% compound annual growth rate.

•

Existing Home Sales. According to the National Association of Home Builders, existing single family home sales are expected to grow from 3.8 million in 2011 to 5.4 million in 2013, a 19% compound annual growth rate.

•

Single Family Housing Starts. National Association of Home Builders housing start forecasts suggest single-family housing starts will grow from 434,000 in 2011 to 660,000 in 2013, a 23% compound annual growth rate. A Joint Center for Housing Studies of Harvard University study projects that 11.8 million to 13.8 million households will be formed from 2010 through 2020.

We believe a stabilization of the housing environment and growth in exterior building products, or windows and siding, specifically, will benefit our business as we are well-positioned to generate growth and capture market share in our industry.

Products

Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. For the year ended December 31, 2011, vinyl windows and vinyl siding products together comprised approximately 51% of our net sales, while aluminum and steel products comprised approximately 15%. We also sell complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools.

We manufacture and distribute vinyl windows in the premium categories, primarily under the Alside®, Revere®, Gentek® Alpine and Preservation® brand names. Vinyl window performance and price vary across categories and are generally based on a number of differentiating factors, including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl windows are available in a broad range of models, including fixed, double- and single-hung, horizontal sliding, casement and decorative bay and bow, as well as patio doors. All of our windows for the repair and remodeling market are made to order and are custom-manufactured to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning and high-energy efficiency glass packages. Most models offer multiple finish and glazing options and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim design, which was awarded the Consumer Digest® Best Buy for vinyl replacement windows in 2008 and 2009; Performance Seriestm, a new construction product with superior strength and stability; and Sheffield® and UltraMaxx®, an extra-thick premium window completed with higher-end options. Preservation® is a high-end siding and window bundled program available to specific dealers on an exclusive basis. Most replacement window lines feature the Frameworks® colors palette with seven interior woodgrains (White, Soft Maple, Rich Maple, Light Oak, Dark Oak, Foxwood and Cherry) and seven special exterior finishes (Architectural Bronze, English Red, Desert Clay, Hudson Khaki, Forest Green, American Terra and Castle Gray) along with the two solid colors of White and Beige.

We also manufacture and distribute vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere®, Gentek® and Preservation® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance, insulation benefits, color selection, ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. We also offer specialty siding products, such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. Our product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of our siding products are accompanied by limited 50-year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose exclusive TriBeam® design system provides superior rigidity; Prodigy®, a premium product that offers an insulating underlayment with a surface texture of finely milled cedar lumber; and CenterLock®, an easy-to-install product designed for maximum visual appeal.

Our metal offerings include aluminum trim coil and flatstock, aluminum gutter coil, as well as aluminum and steel siding and accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. We offer steel siding in a full complement of profiles including 8”, vertical and Dutch lap. We manufacture aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. While aluminum siding sales are limited to niche markets, particularly Canada, aluminum accessories enjoy popularity in vinyl siding applications. All aluminum soffit colors match or complement our core vinyl siding colors, as well as those of several of our competitors.

We manufacture a broad range of painted and vinyl coated aluminum trim coil and flatstock for application in siding projects. Our innovative Color Clear Through® and ColorConnect® programs match core colors across our vinyl, aluminum and steel product lines, as well as those of other siding manufacturers. Trim coil and flatstock products are installed in most siding projects, whether vinyl, brick, wood, stucco or metal, and are used to seal and finish exterior corners, fenestration and other areas. These products are typically formed on site by professional installers to fit such surfaces. As a result, due to its superior pliability, aluminum remains the preferred material for these products and is rarely substituted by other materials. Trim coil and flatstock represent a majority of our metal product sales.

We generally market our products under our brand names, including Alside®, Revere®, Gentek®, Alpine and Preservation®, and offer product, sales and marketing support. A summary of our key window and siding product offerings is presented in the table below according to our product line classification:

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Premium	8000 Series Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx Westbridge Platinum	Alliance Soffit

Beaded Premium Soffit

Bennington

Board and Batten

Berkshire Beaded

Centennial Beaded

CenterLock

Charter Oak

Charter Oak Soffit

Cypress Creek

EnFusion

Fairweather

Greenbriar Soffit

Northern Forest Elite

Oxford Premium Soffit

Premium Beaded Soffit

Preservation

Prodigy

Sequoia Select

Sequoia Select Soffit

Sovereign Select

Sovereign Select Soffit

SuperSpan Soffit

Trilogy

Williamsport Beaded

			Cedarwood Driftwood Gallery Series Satinwood SuperGard SteelTek SteelSide Universal	Aluminum HT Soffit Aluminum Econ. Soffit Cedarwood Deluxe

Standard	Alpine 80 Series Berkshire Excalibur Fairfield 80 Sierra Signature Westbridge Elite	Advantage III Advantage Plus Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme Somerville III

Economy	Alpine 70 Series Amherst Blue Print Series Builder Series Centurion Concord Fairfield 70 Series Geneva Performance Series	Aurora Conquest Driftwood		Woodgrain Series

We also produce vinyl fencing and railing under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing. We primarily market our fencing and railing through independent dealers.

To complete our line of exterior residential building products, we also distribute building products manufactured by other companies. The third-party manufactured products that we distribute complement our exterior building product offerings and include such products as roofing materials, insulation, housewrap, exterior doors, vinyl and polypropylene siding in shake and scallop designs, shutters and accents, and installation equipment and tools. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 19%, 15% and 28%, respectively, of our net sales for the year ended December 31, 2011.

Marketing and Distribution

We market exterior residential building products to approximately 50,000 professional exterior contractors (whom we refer to as our contractor customers) engaged in home remodeling and new home construction. Primary distribution is through 121 company-operated supply centers (through which we sell directly to our contractor customers), and also through our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. Management believes that we are one of only two major vinyl window and siding manufacturers that markets its products primarily through company-operated supply centers. For the year ended December 31, 2011, approximately 75% of our net sales were generated through our company-operated supply centers.

We believe that distributing our vinyl window and siding products through our network of 121 supply centers enables us to: (a) build long-standing customer relationships; (b) monitor developments in local customer preferences; (c) ensure product availability through integrated logistics between our manufacturing and distribution facilities; (d) offer “one-stop” shopping to our customers; and (e) target our marketing efforts. Our customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and home building customers. Many have established long-standing relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. We support our contractor customer base with marketing and promotional programs that include a wide range of product samples, sales literature, presentation materials, visualization software, and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective consumers. The consumer generally relies on the professional contractor to specify the brand of window or siding to be purchased, subject to the consumer’s price, color and quality requirements. Our daily contact with our contractor customers also enables us to closely monitor activity in each of the remodeling and new construction markets in which we compete. This direct presence in the marketplace permits us to obtain current local market information, which helps us recognize trends in the marketplace earlier and adapt our product offerings on a location-by-location basis.

We believe that our strategic approach to provide a comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We also believe that our supply centers provide “one-stop shopping” to meet the specialized needs of our contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories and vinyl fencing and railing, as well as products manufactured by third parties. We believe that our supply centers have strong appeal to contractor customers and that the ability to provide a broad range of products is a key competitive advantage because it allows our contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, we have historically achieved economies of scale in sales and marketing by deploying integrated, multiple product programs on a national, regional and local level. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our Installed Sales Solutions (“ISS”) group. This provides a turn-key solution for remodeling dealers and builders whom benefit from purchasing bundled products and installation from one resource.

We also sell the products we manufacture directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that we manufacture and, as such, remain a key focus of our marketing activities. With our multi-brand offering, we can often provide these customers with distinct brands and differentiated product, sales and marketing support. Our distribution partners are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. We believe that our strength in independent distribution provides us with a high level of operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which drives additional volume. For the year ended December 31, 2011, sales to independent distributors and dealers accounted for approximately 25% of our net sales. Despite their aggregate lower percentage of total sales, our largest individual customers are among our direct dealers and independent distributors. In 2011, 2010 and 2009, sales to Window World, Inc. and its licensees represented approximately 13%, 14% and 13% of net sales, respectively.

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

Our window fabrication plants in Cuyahoga Falls, Ohio; Kinston, North Carolina; Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high-speed welding and cleaning equipment for their welded window products. By internally producing a portion of our vinyl extrusions, we believe we achieve higher product quality compared to purchasing these materials from third-party suppliers. Our Bothell, Washington and Yuma, Arizona facilities have short-term contracts to purchase their vinyl extrusions from a third-party supplier, which we typically renew on an annual basis.

Our window plants generally operate on a single shift basis utilizing both a second shift and increased numbers of leased production personnel to meet higher seasonal needs. Our vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.

Raw Materials

The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which are available from a number of suppliers and have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and continually monitor market conditions for price changes as warranted. We have a contract with our resin supplier through December 2015 to supply substantially all of our vinyl resin requirements. We believe that other suppliers could meet our requirements for vinyl resin in the event of supply disruptions or upon the expiration of the contract with our current resin supplier.

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

BACKLOG

We do not have material long-term contracts. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for our products, and is not necessarily indicative of the level of future sales. We did not have a significant manufacturing backlog at December 31, 2011.

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

EMPLOYEES

Our employment needs vary seasonally with sales and production levels. As of December 31, 2011, we had approximately 2,580 full-time employees, including approximately 1,240 hourly workers. Additionally, we had approximately 225 employees in the United States and approximately 210 employees in Canada located at unionized facilities covered by collective bargaining agreements. We consider our labor relations to be good.

We utilize leased employees to supplement our own workforce at our manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,290 workers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

All of our business operations are located in the United States and Canada. Revenue from customers outside the United States was approximately $248 million for the year ended December 31, 2011, $48 million for the successor period October 13, 2010 to January 1, 2011, $210 million for the predecessor period January 3, 2010 to October 12, 2010 and $228 million for the year ended January 2, 2010 and was primarily derived from customers in Canada. Our remaining revenue totaling $912 million for the year ended December 31, 2011, $221 million for the successor period October 13, 2010 to January 1, 2011, $688 million for the predecessor period January 3, 2010 to October 12, 2010 and $818 million for the year ended January 2, 2010 was derived from U.S. customers. We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”

At December 31, 2011, long-lived assets totaled approximately $43.2 million in Canada and $83.4 million in the United States. At January 1, 2011, those amounts were $47.2 million and $90.7 million, respectively.

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

MARKET SHARE AND SIMILAR INFORMATION

The market share and other information contained in this report is based on our own estimates, independent industry publications, reports by market research firms, including confidential third-party commissioned studies, or other published and unpublished independent sources. In each case, we believe that they are reasonable estimates, although we have not independently verified market and industry data provided by third parties. Market share information is subject to change, however, and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data-gathering process and other limitations and uncertainties inherent in any statistical survey of market share. In addition, customer preferences can and do change and the definition of the relevant market is a matter of judgment and analysis. As a result, you should be aware that market share and other similar information set forth in this report and estimates and beliefs based on such data may not be reliable.

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

Our business is largely dependent on home improvement (including repair and remodeling) and new home construction activity levels in the United States and Canada. The prolonged decline in the housing market, which remains at historically low levels, continues to adversely affect the markets we serve. High unemployment, low consumer confidence, declining home prices and tightened credit markets have limited the ability of consumers to finance home improvements and may continue to affect investment in existing homes in the form of renovations and home improvements. In addition, sales of existing homes, which significantly impact our home improvement business, have decreased significantly in the past few years. The new home construction market has also undergone a downturn marked by declines in the demand for new homes, an oversupply of existing homes on the market and a reduction in the availability of financing for homebuyers. It is uncertain when, and to what extent, these trends and factors will continue or improve, and a recovery may be slow or may not occur at all. These industry conditions and general economic conditions have had and may continue to have an adverse impact on our business, financial condition and results of operations.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which requires significant interest payments. As of December 31, 2011, we had approximately $804.0 million of indebtedness, and interest expense, net, for the year ended December 31, 2011 was approximately $75.7 million.

Our substantial level of indebtedness could have important consequences, including the following:

•

We must use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured asset-based revolving credit facilities (the “ABL facilities”) and 9.125% Senior Secured Notes due 2017 (the “notes”) and other indebtedness, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

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

•	we may be more vulnerable to economic downturn and adverse developments in our business; and

•

we may be unable to comply with financial and other restrictive covenants in the ABL facilities, the indenture governing the notes and other debt instruments, as applicable, some of which requires the obligor to maintain specified financial ratios and limits our ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.

Our ability to access funding under the ABL facilities depends upon, among other things, the absence of a default under the ABL facilities, including any default arising from a failure to comply with the related covenants. If we are unable to comply with our covenants under the ABL facilities, our liquidity may be adversely affected.

Our ability to meet expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

We may be able to incur more indebtedness, in which case the risks associated with our substantial leverage, including our ability to service our indebtedness, would increase.

The ABL facilities and the indenture relating to the notes permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of December 31, 2011, we would have been able to incur an additional $82.5 million of indebtedness under the ABL facilities. If we or our parent companies incur additional debt, the risks associated with this substantial leverage and the ability to service such debt would increase.

The indenture for the notes and the ABL facilities impose significant operating and financial restrictions on us.

The indenture for the notes and the ABL facilities, as applicable, impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and that of our subsidiaries to:

•	pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	incur liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us.

In addition, as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness,” if our borrowing availability under the ABL facilities is below specified levels, we will be subject to compliance with a fixed charge coverage ratio. We were in compliance with our debt covenants as of December 31, 2011.

All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. If repayment of our indebtedness is accelerated as a result of such default, we cannot assure that we would have sufficient assets or access to credit to repay such indebtedness.

Continued disruption in the financial markets could negatively affect us, and the inability to access financing on terms and at a time acceptable to us for any reason could have a material adverse effect on our financial condition, results of operations and liquidity.

Along with our customers and suppliers, we rely on stable and efficient financial markets. Availability of financing depends on the lending practices of financial institutions, financial and credit markets, government policies and economic conditions, all of which are beyond our control. The credit markets and the financial services industry have experienced significant volatility and disruption, characterized by limitations on credit availability, persistently high unemployment rates in the United States, continued weakness in many real estate markets, global economic turmoil and growing debt loads for many governments. A prolonged continuation of adverse economic conditions and disrupted financial markets could compromise the financial condition of our customers and suppliers. Customers may not be able to pay, or may delay payment of, accounts receivable due to liquidity and financial performance issues or concerns affecting them or due to their inability to secure financing. Suppliers may modify, delay or cancel projects and reduce their levels of business with us. In addition, the weak credit markets may also impact the ability of the end consumer to obtain any needed financing to purchase our products, resulting in a reduction in overall demand, and consequently negatively impact our sales levels. Furthermore, continued volatility and disruption in the financial markets could adversely affect our ability to refinance indebtedness when required and have a material adverse effect on our financial condition, results of operations and liquidity.

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

The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years and we expect pricing to continue to increase. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw materials and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.

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

Our business is seasonal and can be affected by inclement weather conditions, which could affect the timing of the demand for our products and cause reduced profit margins and adversely affect our financial condition when such conditions exist.

Because most of our building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had small profits or losses in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters. Our inability to meet our seasonal cash flow needs because of inclement weather conditions or any other reason could have a material adverse effect on our financial condition and results of operations.

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

Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to our business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. In 2011, 2010 and 2009, sales to our largest customer and its licensees represented approximately 13%, 14% and 13% of net sales, respectively. The contract with this customer expires in December 2012 and is expected to be renewed. The loss of a substantial portion of sales to this customer could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2011, we have approximately $478.9 million of goodwill and $622.1 million of other intangible assets, net. The value of these assets is dependent, among other things, upon our future expected operating results. We are required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on our financial condition and on the results of operations for the period in which the impairment charge is incurred.

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

Our total valuation allowance of $57.8 million as of December 31, 2011 is based on the uncertainty of the future realization of deferred tax assets. This reflects our assessment that a portion of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into one or more transactions that limit our ability to realize all of our deferred tax assets. The assumptions used to make this determination are subject to revision based on changes in tax laws or variances between our future expected operating performance and actual results. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance. If we determine that we would not be able to realize all or a portion of the deferred tax assets in the future, we would further reduce our deferred tax asset through a charge to earnings in the period in which the determination was made. Any such charge could have an adverse effect on our consolidated results of operations and financial condition.

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

We are controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”), whose interests may be different than the interests of other holders of our securities.

By reason of their majority ownership interest in Parent, which is our indirect parent company, H&F and its affiliates have the ability to designate a majority of the members of our board of directors (the “Board of Directors”). H&F and its affiliates are able to control actions to be taken by us, including amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of H&F and its affiliates may be materially different than the interests of our other stakeholders. For example, H&F and its affiliates may cause us to take actions or pursue strategies that could impact our ability to make payments under the indenture governing the notes and the ABL facilities or that cause a change of control. In addition, to the extent permitted by the indenture governing the notes and the ABL facilities, H&F and its affiliates may cause us to pay dividends rather than make capital expenditures or repay debt.

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

We are currently a defendant in actions filed, whereby the plaintiffs, a number of individual and a putative nationwide class of owners of steel and aluminum siding products manufactured by us, assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that we have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest.

We believe the claims lack merit and intend to vigorously defend the cases. We cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and accordingly, have not recorded a liability for these lawsuits.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As of December 31, 2011, our management concluded that the disclosure controls and procedures over financial reporting were effective.

We cannot assure that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses and cause us to fail to timely meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information.

We are subject to various environmental statutes and regulations, which may result in significant costs and liabilities.

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

Also, we cannot be certain that we have identified all environmental matters giving rise to potential liability. Our past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of our current or formerly owned or operated properties or at off-site locations such as waste treatment or disposal facilities, more stringent future environmental requirements (or stricter enforcement of existing requirements) or our inability to enforce indemnification agreements could result in increased expenditures or liabilities, which could have an adverse effect on our business and financial condition. Any final judgment in an environmental proceeding entered against us or our subsidiaries that is greater than $25.0 million (net of amounts covered by insurance policies) and remains unpaid, undischarged and unstayed for a period of more than 60 days after becoming final would be an event of default under the indenture governing the notes and the ABL facilities. For further details regarding environmental matters giving rise to potential liability, see Item 3. “Legal Proceedings.”

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Corporate Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows, Vinyl Fencing and Railing	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)(4)
Cedar Rapids, Iowa	Vinyl Windows	259,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	394,000	(2)
Ennis, Texas	Vinyl Siding Products	538,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	278,000
Woodbridge, New Jersey	Metal Products	318,000	(1)
Ashtabula, Ohio	Distribution Center	297,000	(1)

(1)	Leased facilities.
(2)	We lease a portion of our warehouse space in this facility.
(3)	Includes a 237,000 square foot warehouse that was built during 2005, which, along with the land under the warehouse, is leased.
(4)	The land for this facility is owned by us, but we lease the use of the building.

Management believes that our facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.

We also operate 121 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, we lease our supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 50,000 square feet depending on sales volume and the breadth and type of products offered at each location.

The leases for our window plants expire in January 2014 for the Bothell location, in 2015 for the Yuma location, in 2020 for the Cedar Rapids location and in 2015 for the Kinston location. The leases at the Bothell and Yuma locations and for the warehouse at the Ennis location are renewable at our option for two additional five-year periods.

The lease for the warehouse at our Ennis location expires in 2020. In 2009, we transitioned the majority of the distribution of our U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of our warehouse facility adjacent to our Ennis, Texas vinyl manufacturing facility. The lease for the warehouse at our Ashtabula location expires in 2013, with a portion of the warehouse space expiring in September 2012. The leases for our Burlington warehouse space and our Woodbridge location both expire in 2014.

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

Environmental Claims

The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source. A standby letter of credit for $228,000 has been provided to the NJDEP. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, we cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. We believe that this matter will not have a material adverse effect on our financial position, results of operations or liquidity.

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

The following putative class actions have been filed since September 20, 2010:

•	Stroh v. Gentek Building Products, Inc. and Associated Materials, Inc. filed in the Northern District of Ohio on October 19, 2011;

•	Patrick v. Gentek Building Products, Inc. and Associated Materials, Inc. filed in the Eastern District of Missouri on October 31, 2011;

•	Fleck v. Gentek Building Products, Inc. and Associated Materials, Inc. filed in the District of Minnesota on November 2, 2011;

•	Wroughton v. Gentek Building Products, Inc. and Associated Materials, LLC filed in the Northern District of Ohio on December 14, 2011;

•	McIntyre v. Gentek Building Products, Inc. and Associated Materials, Inc. filed in the District of Colorado on December 29, 2011;

•	Clark v. Gentek Building Products, Inc. and Associated Materials, LLC filed in the District of Kansas on January 12, 2012; and

•	Johnson v. Gentek Building Products, Inc. and Associated Materials, Inc. filed in the District of Minnesota on February 15, 2012.

On January 26, 2012, we filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases have agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considers the motion. We believe the claims lack merit and intend to vigorously defend the cases.

We cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and accordingly, have not recorded a liability for these lawsuits. In addition, we do not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our membership interests.

HOLDERS

As of March 30, 2012, AMH Intermediate Holdings Corp. is the sole record holder of our membership interest.

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

The selected financial data set forth below for the five-year period ended December 31, 2011 was derived from our audited consolidated financial statements. Our results of operations prior to the date of the Merger are presented as the results of the Predecessor, which includes the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH Holdings, LLC and AMH Holdings II, Inc. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Successor		Predecessor
	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Years Ended
				January 2, 2010	January 3, 2009	December 29, 2007
			(in thousands)
Income Statement Data:
Net sales	$1,159,515	$269,249	$897,938	$1,046,107	$1,133,956	$1,204,056
Cost of sales	894,333	222,737	658,509	765,691	859,107	899,839

Gross profit	265,182	46,512	239,429	280,416	274,849	304,217
Selling, general and administrative expenses	247,278	53,543	159,448	204,610	212,025	208,001
Impairment of goodwill	84,253	—	—	—	—	—
Impairment of other intangible assets	79,894	—	—	—	—	—
Merger costs	585	7,411	102,661	—	—	—
Manufacturing restructuring costs	228	—	—	5,255	1,783	—

(Loss) income from operations	(147,056)	(14,442)	(22,680)	70,551	61,041	96,216
Interest expense, net	75,729	16,120	58,759	77,352	82,567	81,087
Net loss (gain) on debt extinguishments	—	25,129	(15,201)	(29,665)	—	—
Foreign currency loss (gain)	438	771	(184)	(184)	1,809	(227)

(Loss) income before income taxes	(223,223)	(56,462)	(66,054)	23,048	(23,335)	15,356
Income tax (benefit) expense	(20,434)	8,553	5,220	2,390	53,062	7,051

Net income (loss)	$(202,789)	$(65,015)	$(71,274)	$20,658	$(76,397)	$8,305

	Successor		Predecessor
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
			(in thousands)
Balance Sheet Data (end of period):
Cash and cash equivalents	$11,374	$13,789	$55,905	$6,709	$21,603
Working capital	104,046	98,694	139,334	172,857	163,444
Total assets	1,521,168	1,755,904	762,129	752,466	802,461
Total debt	804,000	788,000	675,360	745,762	702,285
Member’s equity / Shareholders’ (deficit)	270,464	498,477	(325,205)	(356,866)	(254,477)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 19%, 15% and 28%, respectively, of our net sales for the year ended December 31, 2011. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. We estimate that, for the year ended December 31, 2011, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service.

Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the short term, however, the building products industry could be negatively impacted by a weak housing market. Since 2006, sales of existing single-family homes have decreased from peak levels previously experienced, the inventory of homes available for sale has increased, and in many areas, home values have declined significantly. In addition, the pace of new home construction has slowed dramatically, as evidenced by declines in 2006 through 2011 in single-family housing starts. Continued high levels of delinquencies on sub-prime and other mortgages, high levels of foreclosure rates and tight consumer credit markets continue to further hamper the housing market. Our sales volumes are dependent on the strength in the housing market, including both residential remodeling and new residential construction activity. Reduced levels of existing homes sales and housing price depreciation have had a significant negative impact on our remodeling sales over the past few years. In addition, a reduced number of new housing starts have had a negative impact on our new construction sales. As a result of the prolonged housing market downturn, competition in the building products market may intensify which could result in lower sales volumes and reduced selling prices for our products and lower gross margins. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record an impairment of certain of our assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.

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

We are a wholly-owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than a direct or indirect ownership of the membership interest of Associated Materials, LLC.

We operate on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. Our 2011, 2010, and 2009 fiscal years ended on December 31, 2011, January 1, 2011, and January 2, 2010, respectively, and included 52 weeks of operations.

The Merger

On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), our then indirect parent company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Parent, Holdings, Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.

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

In connection with the consummation of the Merger, we repaid and terminated our prior asset-based credit facility (the “prior ABL Facility”) and repaid the 20% Senior Notes due 2014 (the “20% notes”). In addition, we called and discharged our obligations under the indentures governing the 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) and the 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”).

The Merger and the repayment of the 9.875% notes, the 11.25% notes and the 20% notes and related expenses were financed with (1) $553.5 million in cash contributed by Parent (which included $8.5 million invested by management), (2) the issuance of $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”), (3) $73.0 million in cash drawn under our new $225.0 million asset-based lending facility (the “ABL facilities”) and (4) $45.9 million of cash from our balance sheet.

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

The following table sets forth for the periods indicated our results of operations (dollars in thousands):

	Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010		Year Ended January 2, 2010
	Successor		Successor		Predecessor		Predecessor
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales (1)	$1,159,515	100.0%	$269,249	100.0%	$897,938	100.0%	$1,046,107	100.0%
Gross profit	265,182	22.9	46,512	17.3	239,429	26.7	280,416	26.8
Selling, general and administrative expenses	247,278	21.3	53,543	19.9	159,448	17.8	204,610	19.6
Impairment of goodwill	84,253	7.3	—	—	—	—	—	—
Impairment of other intangible assets	79,894	6.9	—	—	—	—	—	—
Merger costs	585	0.1	7,411	2.8	102,661	11.4	—	—
Manufacturing restructuring costs	228	—	—	—	—	—	5,255	0.5

(Loss) income from operations	(147,056)	(12.7)	(14,442)	(5.4)	(22,680)	(2.5)	70,551	6.7

Interest expense, net	75,729		16,120		58,759		77,352
(Gain) loss on debt extinguishment	—		25,129		(15,201)		(29,665)
Foreign currency loss (gain)	438		771		(184)		(184)

(Loss) income before income taxes	(223,223)		(56,462)		(66,054)		23,048
Income tax (benefit) expense	(20,434)		8,553		5,220		2,390

Net income (loss)	$(202,789)		$(65,015)		$(71,274)		$20,658

Other Data:
EBITDA (2)	$(96,168)		$(29,844)		$10,287		$122,569
Adjusted EBITDA (2)	96,770		30,583		103,259		116,830
Depreciation and amortization	51,326		10,498		17,582		22,169
Capital expenditures	(15,447)		(5,160)		(10,302)		(8,733)

(1)	The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Vinyl windows	$362,570	$118,778	$316,102	$389,293
Vinyl siding products	224,388	41,504	181,904	210,212
Metal products	178,398	35,226	147,321	167,749
Third-party manufactured products	320,852	55,511	196,587	210,806
Other products and services	73,307	18,230	56,024	68,047

	$1,159,515	$269,249	$897,938	$1,046,107

(2)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our revolving credit agreement and the indenture governing the notes. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the indenture governing the notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Net income (loss)	$(202,789)	$(65,015)	$(71,274)	$20,658
Interest expense, net	75,729	16,120	58,759	77,352
Income tax (benefit)/expense	(20,434)	8,553	5,220	2,390
Depreciation and amortization	51,326	10,498	17,582	22,169

EBITDA	(96,168)	(29,844)	10,287	122,569
Impairment of goodwill (a)	84,253	—	—	—
Impairment of other intangible assets (a)	79,894	—	—	—
Merger costs (b)	585	7,411	103,467	—
Loss (gain) on debt extinguishments (c)	—	25,129	(15,201)	(29,665)
Purchase accounting related adjustments (d)	(3,786)	21,427	—	—
Management fees (e)	—	—	681	1,400
Restructuring costs (f)	228	—	88	5,762
Loss on disposal or write-offs of assets other than by sale (g)	215	1,230	43	1,130
Executive officer separation and hiring costs (h)	6,706	1,397	—	—
Employee termination costs (i)	—	—	—	1,182
Bank audit fees (j)	113	—	56	142
Stock-based compensation expense (k)	709	—	—	—
Non-cash expense adjustments (l)	7,574	—	—	—
Other normalizing and unusual items (m)	6,560	3,062	3,419	6,505
Foreign currency loss/(gain) (n)	438	771	(184)	(184)
Run-rate cost savings (o)	9,449	—	603	7,989

Adjusted EBITDA	$96,770	$30,583	$103,259	$116,830

(a)	We review goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets. During the third quarter, the weaker economic conditions and lower results of operations resulted in management changing our outlook and lowering our forecast used for our discounted cash flow analysis. As a result of the lower management projections for operating results and the calculated lower per share equity value, we believed that we had an indicator of impairment and performed interim impairment testing on goodwill and indefinite lived intangibles as of September 3, 2011 resulting in impairment charges of $84.3 million during the fourth quarter of 2011 and $72.2 million during the third quarter of 2011, respectively.

In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter. We had revised our forecasts downward after the date of the interim impairment testing based on our annual budgeting process which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill.

(b)	Represents the following (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Transaction costs (i)	$585	$7,411	$38,416	$—
Transaction bonuses (ii)	—	—	26,231	—
Stock option compensation (iii)	—	—	38,014	—
Stock warrants expense (iv)	—	—	806	—

Total	$585	$7,411	$103,467	$—

(i)	Predecessor expenses include investment banking, legal and other expenses, including $16.2 million of expense accrued and paid to affiliates of Investcorp and Harvest Partners in connection with the amended and restated management agreement between Harvest Partners and our company. Successor expenses primarily include fees paid on behalf of Merger Sub related to due diligence activities.
(ii)	Represents transaction bonuses paid to senior management and certain employees in connection with the Merger.
(iii)	Represents stock option compensation expense recognized as a result of the modification of certain stock option awards in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger.
(iv)	Represents expense for stock warrants, which were redeemed for cash in connection with the Merger. The expense associated with the stock warrants has been recognized in our statement of operations as a reduction in net sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50, Equity-Based Payments to Non-Employees.
(c)	Expenses recorded by the Predecessor for the period ended October 12, 2010 include the write-off of deferred financing fees associated with the prior ABL Facility and the write-off of an accrual for all future interest payments on the 20% notes, which was recorded during the year ended January 2, 2010, in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors. Expenses recorded by the Successor include the loss on the extinguishment of the 9.875% notes and the 11.25% notes totaling $13.6 million and fees of $11.5 million related to an interim financing facility, which was negotiated, but ultimately not utilized, in conjunction with the financing for the Merger.

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

(d)	Represents the following (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Pension expense adjustment (i)	$(2,694)	$(589)	$—	$—
Amortization related to fair value adjustment of leased facilities (ii)	(456)	(95)	—	—
Amortization related to warranty liabilities (iii)	(736)	(153)	—	—
Inventory adjustment related to Merger (iv)	—	22,264	—	—
Inventory adjustment related to supply center acquisition (v)	100	—	—	—

Total	$(3,786)	$21,427	$—	$—

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.
(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.
(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.
(iv)	Represents $23.1 million of amortization for the step-up in basis of inventory, partially offset by $0.8 million of other purchase accounting related adjustments to inventory included in cost of sales.
(v)	Represents the adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.
(e)	Represents (i) amortization of a prepaid management fee paid to Investcorp International Inc. in connection with a December 2004 recapitalization transaction of $0.5 million for the fiscal year ended January 2, 2010 and (ii) annual management fees paid to Harvest Partners.
(f)	Represents the following (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Manufacturing restructuring charges (i)	$228	$—	$—	$5,255
Tax restructuring charges (ii)	—	—	88	507

Total	$228	$—	$88	$5,762

(i)	During 2008, we relocated a portion of our vinyl siding production from Ennis, Texas to West Salem, Ohio and Burlington, Ontario. In connection with this change, during 2009, we discontinued the use of the warehouse facility adjacent to the Ennis manufacturing plant. Expenses during 2009 represent lease costs associated with our discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. During the second quarter of 2011, we recognized a charge of approximately $0.2 million within selling, general and administrative expenses as a result of re-measuring the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant.
(ii)	Represents legal and accounting fees in connection with tax restructuring projects.
(g)	Represents loss on disposals or write-offs of assets principally including (i) $0.2 million for loss on sale of fixed assets during the year ended December 31, 2011, (ii) $1.2 million and $0.6 million incurred during the successor period ended January 1, 2011 and the year ended January 2, 2010, respectively, related to issues with a new product line, and the ultimate discontinuation of the product line by the Successor, and (iii) $0.4 million expensed during the year ended January 2, 2010 for software write-offs due to changes in our information technology and business strategies during 2009.

(h)	Represents separation and hiring costs, including payroll taxes and certain benefits, as follows:
(i)	Separation and hiring costs, including payroll taxes and certain benefits, and professional fees of $6.7 million during the year ended December 31, 2011 related to the terminations of Mr. Chieffe, our former President and Chief Executive Officer, and Mr. Arthur, our former Senior Vice President of Operations, in June 2011, the hiring of Mr. Snyder, our former Interim Chief Executive Officer, in June 2011, the hiring of Mr. Gaydos, our Senior Vice President of Operations in August 2011, and the hiring of Mr. Burris, our President and Chief Executive Officer in September 2011.
(ii)	Separation costs, including payroll taxes and certain benefits, of $1.4 million in the successor period ended January 1, 2011 related to the termination of Mr. Franco, our former President of AMI Distribution.
(i)	Represents $1.2 million for the year ended January 2, 2010 related to a workforce reduction in connection with our overall cost reduction initiatives.
(j)	Represents bank audit fees incurred under our current ABL facilities and our prior ABL Facility.
(k)	Represents stock-based compensation related to restricted share units issued to certain board members, including the Interim Chief Executive Officer.
(l)	Represents non-cash expense related to warranty expense in excess of payments for the year ended December 31, 2011.
(m)	Represents the following (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Professional fees (i)	$3,271	$2,973	$2,734	$1,285
Discontinued inventory expense (ii)	1,066	—	—	—
Accretion on lease liability (iii)	498	89	296	76
Excess severance costs (iv)	590	—	389	910
Unusual bad debt expense (v)	—	—	—	4,234
Operating lease termination penalty (vi)	773	—	—	—
Unusual legal expense (vii)	362	—	—	—

Total	$6,560	$3,062	$3,419	$6,505

(i)	Represents management’s estimate of unusual or non-recurring consulting fees primarily associated with cost savings initiatives.
(ii)	Represents management’s estimate of unusual inventory obsolescence recorded related to a new window product launch and an inventory write-off related to a process change.
(iii)	Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.
(iv)	Represents management’s estimates for excess severance expense due primarily to unusual changes within senior management.
(v)	Represents management’s estimate of unusual bad debt expense based on historical averages from 2004 through 2008.
(vi)	Represents the excess of cash paid over the estimated fair values of purchased equipment previously leased.
(vii)	Represents unusual legal expense incurred in connection with the defense of actions filed by plaintiffs and a putative nationwide class of homeowners regarding certain warranty related claims related to steel and aluminum siding.
(n)	Represents currency transaction/translation (gains)/losses, including on currency exchange hedging agreements.

(o)	Represents the following (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
2011 run-rate cost savings (i)	$9,449	$—	$—	$—
Savings from headcount reductions (ii)	—	—	—	2,975
Insourcing glass production savings (iii)	—	—	462	3,735
Procurement savings (iv)	—	—	141	1,279

Total	$9,449	$—	$603	$7,989

(i)	Represents our estimate of run-rate cost savings related to actions taken or to be taken related to operational changes identified during 2011. We estimate the total savings identified would have improved our Adjusted EBITDA for 2011 by approximately $17 million had such improvements occurred on January 2, 2011. Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. Our revolving credit agreement and the indenture governing the notes permits us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $9.4 million of the approximately $17 million of cost savings identified has been included in the Adjusted EBITDA run-rate cost savings above.
(ii)	Represents savings from headcount reductions as a result of general economic conditions.
(iii)	Represents management’s estimates of cost savings that could have resulted from producing glass in-house at our Cuyahoga Falls, Ohio window facility had such production started on January 4, 2009.
(iv)	Represents management’s estimate of cost savings that could have resulted from entering into our leveraged procurement program with an outside consulting firm had such program been entered into on January 4, 2009.

YEAR ENDED DECEMBER 31, 2011 AND SUCCESSOR PERIOD ENDED JANUARY 1, 2011 AND PREDECESSOR PERIOD ENDED OCTOBER 12, 2010

Net sales for the year ended December 31, 2011 were $1,159.5 million and primarily consisted of 31.3% vinyl windows, 19.4% siding products, 15.4% metal products and 27.7% third-party manufactured products. Third-party manufactured products were positively impacted as a result of our roll-out of roofing materials to additional supply centers and increased storm-related activity. Vinyl window sales were negatively impacted by the significant reduction in energy tax incentives compared to 2010, which affected consumer purchasing decisions in 2011. The macroeconomic drivers for our industry continued to decline during 2011 and negatively affected consumer confidence and spending. In addition, we realized $9.0 million from the impact of the stronger Canadian dollar in 2011. Net sales for the successor period October 13, 2010 to January 1, 2011 were $269.2 million and primarily consisted of 44.1% vinyl windows, 15.4% siding products, 13.1% metal products and 20.6% third-party manufactured products. Net sales for the predecessor period January 3, 2010 to October 12, 2010 were $897.9 million and primarily consisted of 35.2% vinyl windows, 20.3% siding products, 16.4% metal products and 21.9% third-party manufactured products. Sales for the successor period October 13, 2010 to January 1, 2011 reflected strong demand in vinyl windows and third-party manufactured products and benefited from the impact of the stronger Canadian dollar during 2010.

Gross profit for the year ended December 31, 2011 was $265.2 million, or 22.9% of net sales. We have experienced negative trends in gross margin primarily related to product mix, including a greater percentage of lower margin third-party manufactured products, increased material costs and lower absorption of costs due to lower production volumes. We have also experienced increased production costs in our window manufacturing plants, resulting in higher costs per unit produced. Freight costs were also higher and we experienced increases in commodity costs for certain raw materials. Price increases have been instituted to cover commodity cost increases; however, our sales pricing typically lags the change in purchase cost. Gross profit for the successor period October 13, 2010 to January 1, 2011 was $46.5 million, or 17.3% of net sales, and reflects a reduction of $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting, partially offset by $1.2 million of other purchase accounting related adjustments, and $1.2 million for the impairment related to issues with and the ultimate discontinuation of a new product line. Gross profit for the predecessor period January 3, 2010 to October 12, 2010 was $239.4 million, or 26.7% of net sales.

Selling, general and administrative expenses were $247.3 million, or 21.3% of net sales, for the year ended December 31, 2011. Selling, general and administrative expenses for the period were negatively impacted by increased depreciation and amortization related to the application of purchase accounting for the Merger of approximately $20.0 million, executive officer separation and hiring costs of $6.7 million, higher delivery expense reflecting increased fuel costs, supply center and roofing distribution expansion costs, an operating lease termination penalty of $0.8 million, stock compensation expense related to restricted shares issued to certain board members of $0.7 million and $0.6 million of excess severance primarily due to changes within management, partially offset by reduced pension expense of $1.9 million as a result of the application of purchase accounting. For the successor period October 13, 2010 to January 1, 2011, selling, general and administrative expenses totaled $53.5 million, or 19.9% of net sales, and included increased depreciation of fixed assets and amortization of intangible assets of approximately $5.0 million as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in 2010, professional fees associated with cost savings initiatives of $3.0 million, $1.2 million in impairment and write-offs of assets and employee termination costs totaling $1.4 million. Selling, general and administrative expenses for the predecessor period January 3, 2010 to October 12, 2010 totaled $159.4 million, or 17.8% of net sales. Selling, general and administrative expenses for the predecessor period January 3, 2010 to October 12, 2010 included professional fees associated with cost savings initiatives of $2.7 million, excess severance of $0.4 million and management fees expense of $0.7 million. Selling, general and administrative expenses also included increased costs as a result of the translation impact on Canadian expenses as a result of the stronger Canadian dollar and increased salaries and incentive compensation programs.

During the third quarter of 2011, the weaker economic conditions and lower results of operations resulted in management changing our outlook and lowering our forecast used for our discounted cash flow analysis. As a result of the lower management projections for operating results and the calculated lower per share equity value, we believed that we had an indicator of impairment and performed interim impairment testing on goodwill and indefinite lived intangibles as of September 3, 2011 resulting in impairment charges of $84.3 million during the fourth quarter of 2011 and $72.2 million during the third quarter, respectively.

In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter of 2011. We had revised our forecasts downward after the date of the interim impairment testing based on our annual budgeting process, which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill.

Transaction costs associated with the Merger were $0.6 million for the year ended December 31, 2011. For the successor period October 13, 2010 to January 1, 2011, transaction costs associated with the Merger were $7.4 million. Merger costs for the predecessor period January 3, 2010 to October 12, 2010 included $38.4 million related to investment banking fees and expenses, legal fees and expenses and sponsor fees paid to Harvest Partners and Investcorp International Inc. In addition, we recorded $26.2 million of expense related to transaction bonuses paid to certain members of management in connection with the completion of the Merger and $38.0 million of stock option compensation expense related to the modification of certain Predecessor stock options in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger.

Loss from operations was $147.1 million for the year ended December 31, 2011 primarily due to the impairment charges related to goodwill and other intangible assets, a full year of increased depreciation and amortization related to the application of purchase accounting for the Merger, reduced gross profit margins, executive officer separation and hiring costs and lower supply center expense leverage. Loss from operations was $14.4 million for the successor period October 13, 2010 to January 1, 2011 and was primarily due to the purchase accounting related adjustments reflected in gross margin and transaction costs related to the Merger. Loss from operations was $22.7 million for the predecessor period January 3, 2010 to October 12, 2010 and was primarily due to the Merger costs included in the results of operations.

Interest expense was $75.7 million for the year ended December 31, 2011 and $16.1 million for the successor period ended January 1, 2011 pertaining to interest on the 9.125% notes and borrowings under our ABL facilities and amortization of deferred financing costs. Interest expense of $58.8 million for the predecessor period January 3, 2010 to October 12, 2010 primarily consisted of interest expense on the 11.25% notes, the 9.875% notes and the prior ABL Facility for the period January 3, 2010 through October 12, 2010 and amortization of deferred financing costs. The 9.875% notes and the 11.25% notes were redeemed and the indentures related thereto were discharged in October 2010 in connection with the Merger.

The loss on debt extinguishment of $25.1 million for the successor period October 13, 2010 to January 1, 2011 was comprised of $13.6 million related to the redemption of the previously outstanding 9.875% notes and 11.25% notes and $11.5 million of expense related to an interim financing facility, which was negotiated but ultimately not utilized. The net gain on debt extinguishment of $15.2 million for the predecessor period January 3, 2010 to October 12, 2010 was recorded by the Predecessor in connection with the Merger and related to the write-off of the troubled debt accrued interest associated with the redemption of the previously outstanding 13.625% notes and the write-off of the financing fees related to the prior ABL Facility.

The income tax provision (benefit) for the year ended December 31, 2011 was ($20.4) million and reflects an effective income tax rate of 9.2%. The income tax provision for the successor period October 13, 2010 to January 1, 2011 was $8.6 million on a loss before income taxes of $56.5 million and reflects an effective income tax rate of (15.1%). The changes in the effective income tax rates for the year ended December 31, 2011 and the successor period ended January 1, 2011 were primarily due to the impact of the changes in the valuation allowance between periods and the goodwill impairment charge. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions. The income tax provision for the predecessor period January 3, 2010 to October 12, 2010 of $5.2 million on a loss before income taxes of $66.1 million, or an effective income tax rate of (7.9%) reflects the impact of the changes between years in the valuation allowance. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions.

Net loss for the year ended December 31, 2011 was $202.8 million. Net loss for the successor period October 13, 2010 to January 1, 2011 was $65.0 million. Net loss for the predecessor period January 3, 2010 to October 12, 2010 was $71.3 million.

EBITDA was a loss of $96.2 million and Adjusted EBITDA was $96.8 million for the year ended December 31, 2011. EBITDA was a loss of $29.8 million and Adjusted EBITDA was $30.6 million for the successor period October 13, 2010 to January 1, 2011. EBITDA was $10.3 million and Adjusted EBITDA was $103.3 million for the predecessor period January 3, 2010 to October 12, 2010. Additional details of the EBITDA adjustments are provided with the reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA in the table shown above.

SUCCESSOR PERIOD ENDED JANUARY 1, 2011 AND PREDECESSOR PERIOD ENDED OCTOBER 12, 2010 COMPARED TO YEAR ENDED JANUARY 2, 2010

Net sales for the successor period October 13, 2010 to January 1, 2011 were $269.2 million and primarily consisted of 44.1% vinyl windows, 15.4% siding products, 13.1% metal products and 20.6% third-party manufactured products. Net sales for the predecessor period January 3, 2010 to October 12, 2010 were $897.9 million and primarily consisted of 35.2% vinyl windows, 20.3% siding products, 16.4% metal products and 21.9% third-party manufactured products. Net sales were $1,046.1 million for the 2009 fiscal year and primarily consisted of 37.2% vinyl windows, 20.1% siding products, 16.0% metal products and 20.2% third-party manufactured products. Sales for the predecessor period January 3, 2010 to October 12, 2010 reflected strong demand in vinyl windows and third-party manufactured products and benefited from the impact of the stronger Canadian dollar during 2010.

Gross profit for the successor period October 13, 2010 to January 1, 2011 was $46.5 million, or 17.3% of net sales, and reflects a reduction of $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting, partially offset by $1.2 million of other purchase accounting related adjustments, and $1.2 million for the impairment related to issues with and the ultimate discontinuation of a new product line. Gross profit for the predecessor period January 3, 2010 to October 12, 2010 was $239.4 million, or 26.7% of net sales. Gross profit for fiscal 2009 was $280.4 million, or 26.8% percent of net sales.

Selling, general and administrative expenses for the successor period October 13, 2010 to January 1, 2011 totaled $53.5 million, or 19.9% of net sales, which included increased depreciation of fixed assets and amortization of intangible assets of approximately $5.0 million as a result of the revaluation of certain assets as part of the application of the purchase accounting fair value adjustments in 2010, professional fees associated with cost savings initiatives of $3.0 million, $1.2 million in impairment and write-offs of assets and employee termination costs totaling $1.4 million. Selling, general and administrative expenses for the predecessor period January 3, 2010 to October 12, 2010 totaled $159.4 million, or 17.8% of net sales. Selling, general and administrative expenses for the predecessor period January 3, 2010 to October 12, 2010 included professional fees associated with cost savings initiatives of $2.7 million, excess severance of $0.4 million and management fees expense of $0.7 million. Selling, general and administrative expenses were $204.6 million, or 19.6% of net sales, for the 2009 fiscal year. Selling, general and administrative expenses for the 2009 fiscal year included excess bad debt expense resulting from the 2009 economic conditions of $4.2 million, employee termination costs and excess severance of $2.1 million, management fees expense of $1.4 million, professional fees associated with cost savings initiatives of $1.3 million, tax restructuring costs of $0.5 million and software impairment costs of $0.4 million.

Transaction costs associated with the Merger were $7.4 million for the successor period October 13, 2010 to January 1, 2011. Merger costs for the predecessor period January 3, 2010 to October 12, 2010 included $38.4 million related to investment banking fees and expenses, legal fees and expenses and sponsor fees paid to Harvest Partners and Investcorp International Inc. In addition, we recorded $26.2 million of expense related to transaction bonuses paid to certain members of management in connection with the completion of the Merger and $38.0 million of stock option compensation expense related to the modification of certain Predecessor stock options in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger. There were no merger costs in the year ended January 2, 2010.

Loss from operations was $14.4 million for the successor period October 13, 2010 to January 1, 2011 and was primarily due to the purchase accounting related adjustments reflected in gross margin and transaction costs due to the Merger. Loss from operations was $22.7 million for the predecessor period January 3, 2010 to October 12, 2010 primarily due to the Merger costs included in the results of operations. Income from operations was $70.6 million for the 2009 fiscal year.

Interest expense of $16.1 million for the successor period October 13, 2010 to January 1, 2011 pertains to our notes, borrowings under our ABL facilities and amortization of deferred financing costs. Interest expense of $58.8 million for the predecessor period January 3, 2010 to October 12, 2010 primarily consisted of (i) interest expense on the 11.25% notes, the 9.875% notes and the prior ABL Facility for the period January 3, 2010 through October 12, 2010 and (ii) amortization of deferred financing costs. The 9.875% notes and the 11.25% notes were redeemed and the indentures related thereto were discharged in October 2010 in connection with the Merger. Interest expense of $77.4 million for the year ended January 2, 2010 primarily consisted of accretion of the 13.625% notes, accretion of and interest expense on the 11.25% notes and interest expense on the 9.75% notes through October 2009, interest expense on the 9.875% notes for the period November 2009 through December 2009, interest expense on the prior ABL Facility and amortization of deferred financing costs. The 9.75% notes were redeemed and the indenture related thereto was discharged in November 2009 in conjunction with the issuance of the 9.875% notes.

The loss on debt extinguishment of $25.1 million for the successor period October 13, 2010 to January 1, 2011 was comprised of $13.6 million related to the redemption of the previously outstanding 9.875% notes and 11.25% notes and $11.5 million of expense related to an interim financing facility, which was negotiated but ultimately not utilized, related to financing for the Merger. The net gain on debt extinguishment of $15.2 million for the predecessor period January 3, 2010 to October 12, 2010 was recorded by the Predecessor in connection with the Merger and related to the write-off of the troubled debt accrued interest associated with the redemption of the previously outstanding 13.625% notes and the write-off of the financing fees related to the prior ABL Facility. The net gain on debt extinguishment of approximately $29.7 million for the year ended January 2, 2010 represents a $29.6 million gain on troubled debt restructuring of the 13.625% notes and an $8.9 million gain on debt extinguishment in connection with the purchase of $15.0 million par value of the 11.25% notes directly from noteholders for approximately $5.9 million, partially offset by debt extinguishment costs of $8.8 million incurred with the redemption of the 9.75% notes and the 15% notes and the issuance of the 9.875% notes.

The income tax provision of $8.6 million for the successor period October 13, 2010 to January 1, 2011 on a loss before income taxes of $56.5 million reflects the impact of the change in the valuation allowance. The income tax provision for the predecessor period January 3, 2010 to October 12, 2010 was $5.2 million on a loss before income taxes of $66.1 million and reflects the impact of the changes between years in the valuation allowance. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions. The income tax provision for the 2009 fiscal year resulted in an effective tax rate of 10.4%.

Net loss for the successor period October 13, 2010 to January 1, 2011 was $65.0 million. Net loss for the predecessor period January 3, 2010 to October 12, 2010 was $71.3 million. Net income for the year ended January 2, 2010 was $20.7 million.

EBITDA was a loss of $29.8 million and Adjusted EBITDA was $30.6 million for the successor period October 13, 2010 to January 1, 2011. EBITDA was $10.3 million and Adjusted EBITDA was $103.3 million for the predecessor period January 3, 2010 to October 12, 2010. EBITDA was $122.6 million and Adjusted EBITDA was $116.8 million for the year ended January 2, 2010. Additional details of the EBITDA adjustments are provided with the reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA in the table shown above.

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

Quarterly sales and operating profit data for 2011 and 2010 are shown in the tables below (in thousands):

	Three Months Ended
	April 2	July 2	October 1	December 31
	Successor
2011
Net sales	$196,736	$310,459	$349,201	$303,119
Gross profit	40,079	80,340	85,159	59,604
Selling, general and administrative expenses (1)	58,427	65,300	63,576	59,975
(Loss) income from operations	(18,837)	14,716	(50,659)	(92,276)
Net loss	(37,118)	(7,193)	(48,018)	(110,460)

				Periods Ended
	Three Months Ended			October 3, 2010 to October 12, 2010	October 13, 2010 to January 1, 2011
	April 3	July 3	October 2
	Predecessor	Predecessor	Predecessor	Predecessor	Successor
2010
Net sales	$204,237	$328,322	$329,547	$35,832	$269,249
Gross profit (2)	48,439	91,858	91,039	8,093	46,512
Selling, general and administrative expenses (3)	47,481	53,589	51,734	6,644	53,543
Income (loss) from operations	958	38,269	37,853	(99,760)	(14,442)
Net income (loss)	(18,692)	19,728	10,563	(82,873)	(65,015)

(1)	Selling, general and administrative expenses include increased depreciation and amortization related to the application of purchase accounting for the Merger of approximately $20.0 million, executive officer separation and hiring costs of $6.7 million, professional fees associated with cost savings initiatives of $3.3 million, an operating lease termination penalty of $0.8 million, stock compensation expense of $0.7 million and excess severance costs of $0.6 million.

(2)	Gross profit for the successor period October 13, 2010 to January 1, 2011 reflects $23.1 million of amortization of the step-up in basis of inventory related to purchase accounting, partially offset by $1.2 million of other purchase accounting related adjustments, and $1.2 million for the impairment related to issues with and the ultimate discontinuation of a new product line.
(3)	Selling, general and administrative expenses include professional fees associated with cost savings initiatives of $5.7 million, employee termination costs and excess severance of $1.8 million, and management fees expense of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth a summary of our cash flows (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Net cash (used in) provided by operating activities	$(2,005)	$(72,141)	$28,569	$118,701
Net cash used in investing activities	(16,503)	(562,751)	(10,302)	(8,733)
Net cash provided by (used in) financing activities	15,902	582,324	(8,406)	(62,338)

CASH FLOWS

At December 31, 2011, we had cash and cash equivalents of $11.4 million and available borrowing capacity of approximately $82.5 million under our ABL facilities. See “- Description of Our Outstanding Indebtedness” for further details of our ABL facilities. As of December 31, 2011, we had letters of credit outstanding of $7.4 million primarily securing deductibles of various insurance policies.

CASH FLOWS FROM OPERATING ACTIVITIES

Successor Company

Net cash used in operating activities was $2.0 million for the year ended December 31, 2011. Cash flows from changes in operating assets and liabilities for the year ended December 31, 2011 were a source of cash of $9.4 million. Accounts receivable was a use of cash of $7.8 million due to higher year end December 31, 2011 accounts receivable as a result of timing of collections. Inventory was a source of cash of $29.7 million for the year ended December 31, 2011 due to management actions to reduce inventory levels. Prepaid expenses were a use of cash of $2.7 million for the same period. Accounts payable and accrued liabilities were reduced, resulting in a $15.5 million use of cash due to reduced inventory purchases and lower accruals related to management incentive compensation due to lower operating results during 2011. Income taxes receivable/payable were a source of cash of $8.1 million as a result of receiving a federal income tax refund of $3.2 million during the year related to the carryback of net operating losses to the 2009 tax year, along with a current year increase in the Canadian taxes payable related to the Canadian partnership.

Net cash used in operating activities was $72.1 million for the successor period October 13, 2010 to January 1, 2011. Cash flows from operating activities for the successor period ended January 1, 2011 were reduced by $71.4 million of costs related to the Merger. Cash flows from changes in operating assets and liabilities for the successor period ended January 1, 2011 was a use of cash totaling $76.4 million. The change in accounts receivable was a source of cash of $42.9 million for the successor period primarily due to the collection of customer payments for sales earlier in the year. Inventories for the same period provided a source of cash of $13.1 million due to reduced inventory levels during the fourth quarter of 2010. Prepaid expenses were a use of cash totaling $1.3 million for the same period. Changes in accounts payable and accrued liabilities were a use of cash of $131.2 million for the successor period October 13, 2010 to January 1, 2011, primarily related to the payment of costs related to the Merger which were accrued in the predecessor period ended October 12, 2010, along with the seasonal decline in accounts payable.

Predecessor Company

Net cash provided by operating activities was $28.6 million for the predecessor period January 3, 2010 to October 12, 2010. Cash flows from operating activities for the predecessor period ended October 12, 2010 were reduced by $0.7 million of costs related to the Merger. Cash flows from changes in operating assets and liabilities for the predecessor period ended October 12, 2010 was a source of cash totaling $47.6 million. The change in accounts receivable was a use of cash $49.9 million for the predecessor period ended October 12, 2010 primarily due to increased sales levels during 2010. Inventories for the same period were a use of cash of $42.0 million due to increased inventory levels and rising commodity costs during 2010. Prepaid expenses were a source of cash totaling $1.7 million for the same period. Changes in accounts payable and accrued liabilities were a source of cash of $137.8 million for the predecessor period January 3, 2010 to October 12, 2010. The change was primarily due to the initial impact of improved vendor terms in 2009, reduced inventory purchase requirements during the fourth quarter of 2008 and expenses accrued in connection with the Merger which were paid in the successor period October 12, 2010 to January 1, 2011.

Net cash provided by operating activities was $118.7 million for the year ended January 2, 2010 primarily due to improved operating income and favorable changes in working capital. The change in accounts receivable was a use of cash of $2.9 million for the year ended January 2, 2010 due to decreased sales levels during the year ended January 2, 2010. The change in inventory was a source of cash of $30.4 million for the year ended January 2, 2010 primarily due to reduced inventory levels and the decline of commodity costs towards the end of the previous year. Changes in accounts payable and accrued liabilities were a source of cash of $45.7 million for the year ended January 2, 2010 primarily due to the initial impact of improved vendor terms in the year ended January 2, 2010, accrued interest on the 11.25% notes in the year ended January 2, 2010, reduced inventory purchase requirements during the fourth quarter of the previous year and the decline of commodity prices toward the end of fiscal 2008.

CASH FLOWS FROM INVESTING ACTIVITIES

Successor Company

During the year ended December 31, 2011, net cash used in investing activities consisted of capital expenditures of $15.4 million and a supply center acquisition of $1.6 million, partially offset by proceeds received from the sale of certain assets of $0.5 million. Capital expenditures in 2011 were primarily at supply centers for continued operations, relocations, opening preparations, the purchase of previously leased equipment and various enhancements at our manufacturing facilities.

For the successor period October 13, 2010 to January 1, 2011, net cash used in investing activities included $557.6 million of cash used in connection with the Merger to purchase the Predecessor’s equity interests, including in-the-money stock options and warrants, and capital expenditures of $5.2 million. Capital expenditures were primarily at supply centers for continued operations and relocations and various enhancements at plant locations.

Predecessor Company

For the predecessor period January 3, 2010 to October 12, 2010, net cash used in investing activities included capital expenditures of $10.3 million. Capital expenditures were primarily at supply centers for continued operations and relocations, the continued development of our new glass insourcing process and various enhancements at plant locations.

For the year ended January 2, 2010, net cash used in investing activities consisted of capital expenditures of $8.7 million. The major areas of expenditures were for maintenance capital, cost improvement projects and our glass insourcing project.

CASH FLOWS FROM FINANCING ACTIVITIES

Successor Company

Net cash provided by financing activities for the year ended December 31, 2011 included net borrowings under our ABL facilities of $16.0 million and an equity contribution of $0.3 million, partially offset by payments of financing costs of $0.4 million.

Net cash provided by financing activities for the successor period October 13, 2010 to January 1, 2011 included an equity contribution of $553.5 million in connection with the Merger, proceeds from the issuance of the 9.125% notes of $730.0 million, and net borrowings under our current ABL facilities of $58.0 million. These inflows were partially offset by cash paid of $720.0 million to redeem the 20% notes, the 11.25% notes and the 9.875% notes and payments of $39.2 million of financing costs related to the Merger.

Predecessor Company

Net cash used by financing activities for the predecessor period January 3, 2010 to October 12, 2010 included $10.0 million of repayments, net of borrowings, under our prior ABL Facility and payments of $0.2 million of financing costs in connection with the Merger, offset by $1.8 million related to the excess tax benefit from the redemption of options in connection with the Merger.

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

For 2012, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on our ABL facilities.

DESCRIPTION OF OUR OUTSTANDING INDEBTEDNESS

9.125% Senior Secured Notes due 2017

On October 13, 2010, in connection with the consummation of the Merger, Associated Materials, LLC and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”) pursuant to the indenture, dated as of October 13, 2010 (the “Indenture”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantee our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). Interest on the notes is paid on May 1st and November 1st of each year. The first semi-annual interest payment was made on April 29, 2011.

We may from time to time, in our sole discretion, purchase, redeem or retire the notes in privately negotiated or open market transactions by tender offer or otherwise.

We completed the exchange of all outstanding privately placed notes for newly registered notes in July 2011. These notes have an estimated fair value of $636.9 million based on quoted market prices as of December 31, 2011. The estimated fair value of the previously privately placed notes as of January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the notes at the time of issuance in October 2010.

The following is a brief description of the terms of the notes:

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

Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly wholly-owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. Such assets are referred to as the “notes collateral.”

In addition, the notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof. Such assets are referred to as the “ABL collateral.” The notes collateral and the ABL collateral together are referred to as the “collateral.” The bank lenders under the Revolving Credit Agreement have a first-priority lien securing the ABL facilities and other customary liens subject to an intercreditor agreement (the “Intercreditor Agreement”) entered into between the collateral agent under the ABL facilities and the collateral agent under the Indenture and security documents for the notes, until such ABL facilities and obligations are paid in full.

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

Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things:

•	pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us.

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

ABL Facilities

On October 13, 2010, in connection with the consummation of the Mergers, we entered into the ABL facilities pursuant to a Revolving Credit Agreement, dated as of October 13, 2010 (the “Revolving Credit Agreement”), among Holdings, the U.S. borrowers (as defined below), the Canadian borrowers (as defined below), UBS Securities LLC, Deutsche Bank Securities Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners, UBS AG, Stamford Branch, as U.S. administrative agent and U.S. collateral agent and a U.S. letter of credit issuer and Canadian letter of credit issuer, UBS AG Canada Branch, as Canadian administrative agent and Canadian collateral agent, Wells Fargo Capital Finance, LLC, as co-collateral agent, UBS Loan Finance LLC, as swingline lender, Deutsche Bank AG New York Branch, as a U.S. letter of credit issuer, Deutsche Bank AG Canada Branch, as a Canadian letter of credit issuer, Wells Fargo Bank, National Association, as a U.S. letter of credit issuer and as a Canadian letter of credit issuer, and the banks, financial institutions and other institutional lenders and investors from time to time parties thereto.

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

Interest Rate and Fees. At the option of the borrowers, the revolving credit loans under the Revolving Credit Agreement bear interest at the following:

•

a rate equal to (i) the London Interbank Offered Rate, or LIBOR, with respect to eurodollar loans under the U.S. facility or (ii) the Canadian Deposit Offered Rate, or CDOR, with respect to loans under the Canadian facility, plus, as of December 31, 2011, an applicable margin of 2.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 2.50% to 3.00%, based on excess availability, which is defined in the Revolving Credit Agreement as (a) the sum of (x) the lesser of (1) the aggregate commitments under the U.S. sub-facility at such time and (2) the then applicable U.S. borrowing base and (y) the lesser of (1) the aggregate commitments under the Canadian sub-facility at such time and (2) the then applicable Canadian borrowing base less (b) the sum of the aggregate principal amount of the revolving credit loans (including swingline loans) and letters of credit outstanding at such time;

•

the alternate base rate which is the highest of (i) the prime commercial lending rate published by The Wall Street Journal as the “prime rate,” (ii) the Federal Funds Effective Rate plus 0.50% and (iii) the one-month Published LIBOR rate plus 1.0% per annum, plus, in each case, as of December 31, 2011, an applicable margin of 1.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 1.50% to 2.00%, based on excess availability, as set forth in the preceding paragraph; or

•

the alternate Canadian base rate is be the higher of (i) the annual rate from time to time publicly announced by Toronto Dominion Bank (Toronto) as its prime rate in effect for determining interest rates on Canadian Dollar denominated commercial loans in Canada and (ii) the 30-day CDOR Rate plus 1.0%, plus, in each case, as of December 31, 2011, an applicable margin of 1.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 1.50% to 2.00%, based on excess availability, as set forth in the second preceding paragraph.

In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter. As of December 31, 2011, we pay a commitment fee of 0.50% per annum. The ABL facilities also require customary letter of credit fees.

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

Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of our Company and the direct parent of our Company, other than certain excluded subsidiaries (the “U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of our Company, other than certain excluded subsidiaries (the “Canadian guarantors,” and together with the U.S. guarantors, the “ABL guarantors”) and the U.S. guarantors.

Security. Pursuant to the US Security Agreement, dated as of October 13, 2010, among Holdings, our Company, the U.S. subsidiary grantors named therein and UBS AG, Stamford Branch, as U.S. collateral agent (the “U.S. collateral agent”), the US Pledge Agreement, dated as of October 13, 2010, among Holdings, our Company, the U.S. subsidiary pledgors named therein and the U.S. collateral agent, and the Canadian Pledge Agreement, dated as of October 13, 2010, between Gentek Building Products, Inc. and the U.S. collateral agent, all obligations of the U.S. borrowers and the U.S. guarantors are secured by the following:

•

a first-priority perfected security interest in all present and after-acquired inventory and accounts receivable of the U.S. borrowers and the U.S. guarantors and all investment property, general intangibles, books and records, documents and instruments and supporting obligations relating to such inventory, such accounts receivable and such other receivables, and all proceeds of the foregoing, including all deposit accounts, other bank and securities accounts, cash and cash equivalents (other than certain excluded deposit, securities and commodities accounts), investment property and other general intangibles, in each case arising from such inventory, such accounts receivable and such other receivables, subject to certain exceptions to be agreed and a first priority security interest in the capital stock of our Company (the “U.S. first priority collateral”); and

•

a second-priority security interest in the capital stock of each direct, material wholly-owned restricted subsidiary of our Company and of each guarantor of the notes and substantially all tangible and intangible assets of our Company and each guarantor of the notes (to the extent not included in the U.S. first priority collateral) and proceeds of the foregoing (the “U.S. second priority collateral”, and together with the U.S. first priority collateral, the “U.S. ABL collateral”).

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

Covenants, Representations and Warranties. The ABL facilities contain customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Revolving Credit Agreement other than a springing minimum fixed charge coverage ratio as defined in the credit facilities of at least 1.00 to 1.00, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold.

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

Covenant Compliance

There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold.

For the four consecutive fiscal quarter test period ended October 1, 2011, the fixed charge coverage ratio was 1.87:1.00. For the four consecutive fiscal quarter test period ended December 31, 2011, the fixed charge coverage ratio was 1.01:1.00, and is the applicable calculation from the date of filing our year-end 2011 financial statements through the filing of our first quarter 2012 financial statements. We currently do not expect to be required to test the fixed charge coverage ratio covenant for fiscal year 2012. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.

In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors.”

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

We were in compliance with our debt covenants as of December 31, 2011.

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

CONTRACTUAL OBLIGATIONS

We have commitments for maturities of long-term debt, obligations under defined benefit pension plans, and future minimum lease payments under non-cancelable operating leases principally for manufacturing and distribution facilities and certain equipment. The following summarizes certain of our scheduled maturities of long-term debt, scheduled interest payments on our notes, estimated required contributions to our defined benefit pension plans, and obligations for future minimum lease payments under non-cancelable operating leases at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	After 2016
Long-term debt (1)	$804,000	$—	$—	$—	$74,000	$—	$730,000
Interest payments on 9.125% notes	399,678	66,613	66,613	66,613	66,613	66,613	66,613
Operating leases (2)	147,672	37,021	32,894	26,799	17,557	11,562	21,839
Expected pension contributions (3)	65,419	11,888	13,773	14,364	13,681	11,713	—

Total	$1,416,769	$115,522	$113,280	$107,776	$171,851	$89,888	$818,452

(1)	Represents principal amounts, but not interest. Our long-term debt consists of the $74.0 million outstanding balance under the ABL facilities as of December 31, 2011 and $730.0 million aggregate principal amount of 9.125% notes. We are not able to estimate reasonably the cash payments for interest associated with the ABL facilities due to the significant estimation required related to both market rates as well as projected principal payments. The stated maturity date of our 9.125% notes is November 1, 2017. See Note 8 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data” for further details.
(2)	For additional information on our operating leases, see Note 9 to the consolidated financial statements.
(3)	Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2016.

Net long-term deferred income tax liabilities as of December 31, 2011 were $131.7 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At December 31, 2011, we had unrecognized tax benefits of $7.9 million relating to uncertain tax positions. Due to the high degree of uncertainty regarding the timing of future cash flows associated with these tax positions, we are unable to estimate when cash settlement may occur.

Consistent with industry practice, we provide to homeowners limited warranties on certain products, primarily related to window and siding product categories. We have recorded reserves of approximately $101.2 million at December 31, 2011 related to warranties issued to homeowners. We estimate that approximately $9.8 million of payments will be made in 2012 to satisfy warranty obligations. However, we cannot reasonably estimate payments by year for 2013 and thereafter due to the nature of the obligations under these warranties.

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

At December 31, 2011, we had stand-by letters of credit of $7.4 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL facilities. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.

Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify the lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. In 2011, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.

EFFECTS OF INFLATION

The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on our key commodities has increased significantly over the past three years. In response, we announced price increases over the past several years on certain of our product offerings to offset the inflation of raw materials, and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At December 31, 2011, we had no raw material hedge contracts in place.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe that the adoption of the provisions of ASU 2011-08 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of ASU 2011-05 and ASU 2011-12 concerns presentation and disclosure only and will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of the provisions of ASU 2011-04 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, customer programs and incentives, bad debts, inventories, warranties, valuation allowances for deferred tax assets, share-based compensation and pensions and postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We primarily sell and distribute our products through two channels: direct sales from our manufacturing facilities to independent distributors and dealers and sales to contractors through our company-operated supply centers. Direct sales revenue is recognized when our manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and sales generated through our supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of our sales is in the repair and replacement segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from our customers.

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

Goodwill and Other Intangible Assets. Under the provisions of FASB ASC 350, Intangibles—Goodwill and Other, goodwill and intangible assets with indefinite useful lives must be reviewed for impairment annually or when factors indicating impairment are present.

During the third quarter of 2011, the weaker economic conditions and lower results of operations resulted in management changing our outlook and lowering our forecast used for our discounted cash flow analysis. As a result of the lower management projections for operating results and the calculated lower per share equity value, we believed that we had an indicator of impairment and performed interim impairment testing on goodwill and indefinite lived intangibles as of September 3, 2011 resulting in impairment charges of $84.3 million and $72.2 million, respectively.

In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter of 2011. We had revised our forecasts downward after the date of the interim impairment testing based on our annual budgeting process which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill.

As of December 31, 2011, goodwill and intangible assets were $478.9 million and $622.1 million, respectively, and were associated with the Merger. Given the significant amount of goodwill and intangible assets, any future impairment could have an adverse effect on our results of operations and financial position.

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

Product Warranty Costs and Service Returns. Consistent with industry practice, we provide homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. We have various options for remedying product warranty claims including repair, refinishing or replacement and directly incur the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to us that mitigate the costs incurred by us.

As a result of the Merger and the application of purchase accounting, we adjusted our warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions we believe market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the liability at the date of the Merger. The unamortized excess of the estimated fair value over the expected future remedy costs of $8.6 million, which is included in our warranty reserve as of December 31, 2011, will be amortized as a reduction of warranty expense over the remaining expected term such warranty claims will be satisfied. Prior to the Merger, the reserves for future warranty costs were based on our estimates of such future costs. We believe that the newly adopted actuarial method provides us additional information to base our estimates of the expected future remedy costs and is a preferable method for estimating warranty reserves. The provision for warranties is reported within cost of sales in the consolidated statements of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

INTEREST RATE RISK

We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities. At December 31, 2011, we had borrowings outstanding of $74.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.7 million.

We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $636.9 million based on quoted market prices as of December 31, 2011.

FOREIGN CURRENCY EXCHANGE RATE RISK

Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. At December 31, 2011, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at December 31, 2011.

We experienced foreign currency translation losses of $7.4 million, net of tax, for the year ended December 31, 2011, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during 2011 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $2.1 million decrease or increase, respectively, in net income for the year ended December 31, 2011.

COMMODITY PRICE RISK

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials — vinyl resin, aluminum, and steel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED MATERIALS, LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	55

Consolidated Statements of Operations	56

Year Ended December 31, 2011 (Successor)

October 13, 2010 through December 31, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Year Ended January 2, 2010 (Predecessor)

Consolidated Statements of Member’s Equity / Stockholders’ (Deficit) and Comprehensive Income (Loss)	57

Year Ended December 31, 2011 (Successor)

October 13, 2010 through December 31, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Year Ended January 2, 2010 (Predecessor)

Consolidated Statements of Cash Flows	58

Year Ended December 31, 2011 (Successor)

October 13, 2010 through December 31, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Year Ended January 2, 2010 (Predecessor)

Notes to Consolidated Financial Statements	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

Associated Materials, LLC

We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the year ended December 31, 2011 and the period from October 13, 2010 to January 1, 2011. We have also audited the consolidated statements of operations, stockholders’ (deficit) and comprehensive income (loss), and cash flows of AMH Holdings II, Inc. and subsidiaries (the “Predecessor”) for the period from January 3, 2010 to October 12, 2010 and the year ended January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period October 13, 2010 to January 1, 2011, and the results of the Predecessor’s operations and the Predecessor’s cash flows for the period January 3, 2010 to October 12, 2010 and for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

March 30, 2012

ASSOCIATED MATERIALS, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,374	$13,789
Accounts receivable, net of allowance for doubtful accounts of $7,823 at December 31, 2011 and $9,203 at January 1, 2011	121,998	118,408
Inventories	115,653	146,215
Income taxes receivable	—	3,291
Deferred income taxes	8,013	—
Prepaid expenses	11,653	8,995

Total current assets	268,691	290,698
Property, plant and equipment, net	126,593	137,862
Goodwill	478,912	566,423
Other intangible assets, net	622,100	731,014
Other assets	24,872	29,907

Total assets	$1,521,168	$1,755,904

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$80,260	$90,190
Accrued liabilities	72,429	79,319
Deferred income taxes	4,967	19,989
Income taxes payable	6,989	2,506

Total current liabilities	164,645	192,004
Deferred income taxes	131,698	144,668
Other liabilities	150,361	132,755
Long-term debt	804,000	788,000
Commitments and contingencies
Member’s Equity:
Membership interest	554,297	553,507
Accumulated other comprehensive income (loss)	(16,029)	9,985
Accumulated deficit	(267,804)	(65,015)

Total member’s equity	270,464	498,477

Total liabilities and member’s equity	$1,521,168	$1,755,904

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Net sales	$1,159,515	$269,249	$897,938	$1,046,107
Cost of sales	894,333	222,737	658,509	765,691

Gross profit	265,182	46,512	239,429	280,416
Selling, general and administrative expenses	247,278	53,543	159,448	204,610
Impairment of goodwill	84,253	—	—	—
Impairment of other intangible assets	79,894	—	—	—
Merger costs:
Transaction costs	585	7,411	38,416	—
Transaction bonuses	—	—	26,231	—
Stock option compensation	—	—	38,014	—
Manufacturing restructuring costs	228	—	—	5,255

(Loss) income from operations	(147,056)	(14,442)	(22,680)	70,551
Interest expense, net	75,729	16,120	58,759	77,352
Loss (gain) on debt extinguishment	—	25,129	(15,201)	(29,665)
Foreign currency loss (gain)	438	771	(184)	(184)

(Loss) income before income taxes	(223,223)	(56,462)	(66,054)	23,048
Income tax (benefit) expense	(20,434)	8,553	5,220	2,390

Net income (loss)	$(202,789)	$(65,015)	$(71,274)	$20,658

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY / STOCKHOLDERS’ (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Capital in Excess Of Par	Membership Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) / Retained Earnings	Total Member’s Equity/ Stockholders’ (Deficit)
	Shares	Amount
Predecessor
Balance at January 3, 2009	1,721,076	$16	$15	$—	$(18,813)	$(338,084)	$(356,866)

Comprehensive income:
Net income		—	—	—	—	20,658	20,658
Unrecognized prior service cost and net gain, net of tax		—	—	—	217	—	217
Foreign currency translation adjustments, net of tax		—	—	—	10,786	—	10,786

Total comprehensive income							31,661

Balance at January 2, 2010	1,721,076	16	15	—	(7,810)	(317,426)	(325,205)

Comprehensive loss:
Net loss		—	—	—	—	(71,274)	(71,274)
Unrecognized prior service cost and net loss, net of tax		—	—	—	(12,663)	—	(12,663)
Foreign currency translation adjustments, net of tax		—	—	—	3,023	—	3,023

Total comprehensive loss		—	—	—	—	—	(80,914)
Accrued stock options		—	38,014	—	—	—	38,014
Accrued warrants		—	806	—	—	—	806
Excess tax benefit on stock options		—	1,817	—	—	—	1,817

Balance at October 12, 2010	1,721,076	$16	$40,652	$—	$(17,450)	$(388,700)	$(365,482)

Successor
Balance at October 13, 2010				$—	$—	$—	$—
Equity contribution				553,507	—	—	553,507
Comprehensive loss:
Net loss				—	—	(65,015)	(65,015)
Unrecognized prior service cost and net gain, net of tax				—	4,799	—	4,799
Foreign currency translation adjustments, net of tax				—	5,186	—	5,186

Total comprehensive loss							(55,030)

Balance at January 1, 2011				553,507	9,985	(65,015)	498,477

Comprehensive loss:
Net loss				—	—	(202,789)	(202,789)
Unrecognized actuarial losses and prior service costs, net of tax				—	(18,640)	—	(18,640)
Foreign currency translation adjustments, net of tax				—	(7,374)	—	(7,374)

Total comprehensive loss							(228,803)
Equity contribution from parent				300	—	—	300
Stock-based compensation expense				709	—	—	709
Restricted stock surrendered upon vesting				(219)	—	—	(219)

Balance at December 31, 2011				$554,297	$(16,029)	$(267,804)	$270,464

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
OPERATING ACTIVITIES
Net income (loss)	$(202,789)	$(65,015)	$(71,274)	$20,658
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	51,326	10,498	17,582	22,169
Deferred income taxes	(32,616)	8,267	4,278	1,444
Impairment of goodwill and other intangible assets	164,147	—	—	—
Impact of inventory step-up	—	23,091	—	—
Provision for losses on accounts receivable	3,114	1,343	3,292	10,363
Loss on sale or disposal of assets	215	—	43	509
Loss (gain) on debt extinguishment	—	25,129	(15,201)	(29,665)
Amortization of deferred financing costs	4,459	914	3,203	12,843
Stock-based compensation expense	709	—	38,014	—
Compensation expense related to warrants	—	—	806	—
Debt accretion	—	—	201	—
Non-cash portion of manufacturing restructuring costs	—	—	—	5,255
Amortization of management fee	—	—	—	500
Changes in operating assets and liabilities:
Accounts receivable	(7,774)	42,933	(49,940)	(2,909)
Inventories	29,701	13,128	(41,998)	30,392
Prepaid expenses	(2,701)	(1,258)	1,712	1,326
Accounts payable	(8,573)	(67,762)	68,507	28,794
Accrued liabilities	(6,950)	(63,501)	69,282	16,861
Income taxes receivable/payable	8,078	(98)	(1,204)	(4,416)
Other assets	918	(32)	(566)	2,315
Other liabilities	(3,269)	222	1,832	2,262

Net cash (used in) provided by operating activities	(2,005)	(72,141)	28,569	118,701
INVESTING ACTIVITIES
Supply center acquisition	(1,550)	—	—	—
Acquisition, net of assumed debt	—	(557,591)	—	—
Capital expenditures	(15,447)	(5,160)	(10,302)	(8,733)
Proceeds from the sale of assets	494	—	—	—

Net cash used in investing activities	(16,503)	(562,751)	(10,302)	(8,733)
FINANCING ACTIVITIES
Net borrowings (repayments) under ABL facilities	16,000	58,000	(10,000)	(46,000)
Repayment of Predecessor long-term debt, including redemption premiums and interest	—	(719,972)	—	—
Excess tax benefit from redemption of options	—	—	1,817	—
Issuance of senior notes	—	730,000	—	217,514
Equity contribution from parent	300	553,507	—	—
Financing costs	(398)	(39,211)	(223)	(16,802)
Cash paid to redeem senior notes	—	—	—	(216,013)
Troubled debt interest payments	—	—	—	(1,037)

Net cash provided by (used in) financing activities	15,902	582,324	(8,406)	(62,338)
Effect of exchange rate changes on cash and cash equivalents	191	75	516	1,566

Net (decrease) increase in cash and cash equivalents	(2,415)	(52,493)	10,377	49,196
Cash and cash equivalents at beginning of the period	13,789	66,282	55,905	6,709

Cash and cash equivalents at end of the period	$11,374	$13,789	$66,282	$55,905

Supplemental Information:
Cash paid for interest	$74,300	$8,729	$60,601	$49,159

Cash paid for income taxes	$5,918	$280	$292	$6,064

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

NATURE OF OPERATIONS

Associated Materials, LLC (the “Company”) was originally formed in Delaware in 1983 and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. The Company distributes these products direct to independent distributors and dealers and through its 121 company-operated supply centers. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools, which are largely distributed through the company-operated supply centers. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

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

The financial statements for the year ended December 31, 2011 and the period October 13, 2010 to January 1, 2011 have been presented to reflect the financial results of the Company subsequent to the Merger (the “Successor”). The financial statements for the period January 3, 2010 to October 12, 2010, and the year ended January 2, 2010 have been presented to reflect the financial results of the Company and its former direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II (together, the “Predecessor”). The Company’s financial position, results of operations and cash flows prior to the date of the Merger include the activity and results of its former direct and indirect parent companies, which principally consisted of borrowings and related interest expense, and are presented as the results of the Predecessor. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor.

The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2011, 2010 and 2009 fiscal years ended on December 31, 2011, January 1, 2011, and January 2, 2010, respectively, and included 52 weeks of operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to goodwill and intangible asset impairment, customer programs and incentives, bad debts, inventories, warranties, valuation allowance for deferred tax assets, share-based compensation and pensions and postretirement benefits. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of the Company’s sales is in the repair and replacement segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. In 2011, 2010 and 2009, sales to one customer represented approximately 13%, 14% and 13% of total net sales, respectively. The contract with this customer expires in December 2012 and is expected to be renewed.

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

The Company offers certain sales incentives to customers who become eligible based on the level of purchases made during the calendar year and are accrued as earned throughout the year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, the Company does not receive an identifiable benefit in exchange for the consideration, and therefore, the Company characterizes the volume rebate to the customer as a reduction of revenue in the Company’s consolidated statements of operations.

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

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Balance at beginning of period	$9,203	$9,471	$8,015	$13,160
Provision for losses	3,114	1,343	3,292	10,363
Losses sustained (net of recoveries)	(4,494)	(1,611)	(1,836)	(15,508)

Balance at end of period	$7,823	$9,203	$9,471	$8,015

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

The Company has a contract with its resin supplier through December 2015 to supply substantially all of its vinyl resin requirements. The Company believes that other suppliers could meet its requirements for vinyl resin in the event of supply disruptions or upon the expiration of the contract with our current resin supplier.

PROPERTY, PLANT AND EQUIPMENT

Additions to property, plant and equipment are stated at cost. The cost of maintenance and repairs of property, plant and equipment is charged to operations in the period incurred. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, which generally are as follows:

Building and improvements	7 to 28 years
Computer equipment	2 to 5 years
Machinery and equipment	3 to 25 years

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

As a result of the Merger completed during the fourth quarter of 2010, the Company engaged an independent valuation firm to assist management in the estimation of the fair values of certain tangible and intangible assets. The valuation analyses were based on the definition of fair value as promulgated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, and ASC 820, Fair Value Measurements and Disclosures. The analysis was performed as of October 13, 2010, which was the closing date of the Merger.

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

GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES

The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with ASC 350, Intangibles—Goodwill and Other. The impairment test is conducted using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. The Company conducts its impairment test of its goodwill and other intangible assets with indefinite lives annually at the beginning of the fourth quarter of each year or as indicators of impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measures. See Note 6 for further discussion regarding the results of the Company’s impairment testing performed on goodwill and indefinite lived intangible assets in 2011.

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

As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions the Company believes market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the estimated fair value of the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in the Company’s warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at December 31, 2011 is $8.6 million. Prior to the Merger, the reserves for future warranty costs were based on management estimates of such future costs. Management believes that the newly adopted actuarial method provides management additional information to base its estimates of the expected future remedy costs and is a preferable method for estimating warranty reserves. The provision for warranties is reported within cost of sales in the consolidated statements of operations.

A reconciliation of warranty reserve activity is as follows for the year ended December 31, 2011 and the successor period October 13, 2010 to January 1, 2011, the predecessor period ended October 12, 2010 and the year ended January 2, 2010 (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Balance at beginning of period	$94,712	$93,387	$33,016	$29,425
Provision for warranties issued and changes in estimates for pre-existing warranties	14,661	2,599	7,602	9,421
Claims paid	(7,823)	(1,441)	(5,675)	(6,603)
Foreign currency translation	(387)	167	210	773

Balance at end of period	$101,163	$94,712	$35,153	$33,016

LITIGATION EXPENSES

The Company is involved in certain legal proceedings, as discussed in Note 9, “Commitments and Contingencies”. The Company recognizes litigation expenses in the period in which the litigation services are provided.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. It also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. The Company applies the provisions of the ASC 740 as it relates to the measurement and recognition of tax benefits associated with uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions within income tax expense.

DERIVATIVES AND HEDGING ACTIVITIES

In accordance with FASB ASC 815, Derivatives and Hedging, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss on the accompanying consolidated statements of operations. At December 31, 2011, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at December 31, 2011 was less than $0.1 million.

STOCK PLANS

The Company accounts for share-based payments to employees and directors, including grants of restricted stock awards, in accordance with FASB ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be measured and recognized in the Company’s consolidated statements of operations using a fair value method.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For products manufactured by the Company, cost of sales includes the purchase cost of raw materials, net of vendor rebates, payroll and benefit costs for direct and indirect labor incurred at the Company’s manufacturing locations including purchasing, receiving and inspection, inbound freight charges, freight charges to deliver product to the Company’s supply centers, and freight charges to deliver product to the Company’s independent distributor and dealer customers. It also includes all variable and fixed costs incurred to operate and maintain the manufacturing locations and machinery and equipment, such as lease costs, repairs and maintenance, utilities and depreciation. For third-party manufactured products, which are sold through the Company’s supply centers, cost of sales includes the purchase cost of the product, net of vendor rebates, as well as inbound freight charges.

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

Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of selling, general and administrative expenses for each of the periods ended December 31, 2011, January 1, 2011, October 12, 2010 and January 2, 2010 were less than 1% of net sales. Shipping and handling costs included in selling, general and administrative expense totaled approximately $32.1 million for the year ended December 31, 2011, $6.1 million for the successor period October 13, 2010 to January 1, 2011, $21.4 million for the predecessor period January 2, 2010 to October 12, 2010 and $26.4 million for the year ended January 2, 2010.

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

In connection with the Merger and the application of purchase accounting, the Company evaluated its operating leases and recorded adjustments to reflect the fair market values of its operating leases. As a result, a favorable lease asset of $0.8 million and an unfavorable lease liability of $5.0 million were recorded based on the current market analysis. The favorable lease asset and unfavorable lease liability are being amortized over the related remaining lease terms and are reported within cost of sales and selling, general and administrative expenses in the consolidated statements of operations beginning October 13, 2010. The unamortized balances as of December 31, 2011 for the lease asset and lease liability were $0.6 million and $4.2 million, respectively.

MARKETING AND ADVERTISING

The Company expenses marketing and advertising costs as incurred. Marketing and advertising expense was $12.3 million for the year ended December 31, 2011, $2.7 million for the successor period October 13, 2010 to January 1, 2011, $9.5 million for the predecessor period January 3, 2010 to October 12, 2010 and $12.5 million for the year ended January 2, 2010. Marketing materials included in prepaid expenses were $2.2 million and $2.5 million at December 31, 2011 and January 1, 2011, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2011-08 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of ASU 2011-05 and ASU 2011-12 concerns presentation and disclosure only and will not have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of the provisions of ASU 2011-04 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

2. BUSINESS COMBINATION

On October 13, 2010, AMH II, the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (the “Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a 100% owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (the “Downstream Mergers,” and together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, the Company is now an indirect wholly-owned subsidiary of Parent. The Merger was completed to provide a liquidity event for the Company’s then indirect parent company and to provide the Company with additional growth opportunities and access to capital in order to capitalize on the long-term growth prospects of the business. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.

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

In connection with the consummation of the Merger, the Company repaid and terminated the prior asset-based credit facility (the “prior ABL Facility”) and repaid the 20% Senior Notes due 2014 (the “20% notes”). In addition, the Company called and discharged its obligations under the indentures governing the 9.875% Senior Secured Second Lien Notes due 2016 (the “9.875% notes”) and the 11 1/4% Senior Discount Notes due 2014 (the “11.25% notes”). Expenses related to the redemption of the prior ABL Facility and the 20% notes were recorded as a net gain on debt extinguishment of the Predecessor. Expenses related to the redemption of the 9.875% notes and the 11.25% notes were in part recognized as fair value increases to the debt balances in the allocation of purchase price, with the remaining redemption costs in excess of the fair value adjustments totaling $13.6 million recognized as a net loss on debt extinguishment in the Successor’s statement of operations.

The Merger and the repayment of the 9.875% notes, the 11.25% notes and the 20% notes and related expenses were financed with (1) $553.5 million in cash contributed by Parent (which includes $8.5 million invested by management), (2) the issuance of $730.0 million of 9.125% senior secured notes, (3) $73.0 million in cash drawn under the Company’s new $225.0 million asset-based lending facility (the “ABL facilities”) and (4) $45.9 million of cash from the Company’s balance sheet. In connection with the Merger and new debt structure, the Successor paid deferred financing fees of $39.2 million in the period ended January 1, 2011, which included $11.5 million related to an interim financing facility, which was negotiated, but ultimately not utilized and expensed by the Successor in net loss on debt extinguishment in the Successor’s statement of operations for the period ended January 1, 2011.

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

In connection with the Merger, the Predecessor incurred certain transaction related costs, including investment banking fees and expenses, legal fees and expenses, sponsor fees payable to the Predecessor’s sponsors and other transaction related expenses, which have been classified as Merger costs in the Predecessor’s statement of operations. In addition, the Predecessor recorded transaction bonuses payable to certain members of management in connection with the completion of the Merger and stock option compensation expense in connection with the Merger related to the modification of certain Predecessor stock options and the fair value of an in-the-money stock option award granted immediately prior to the Merger. The Predecessor also recorded expense related to stock warrants payable as a result of the transaction, which has been classified as a reduction of net sales in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees in the Predecessor’s statement of operations for the period ended October 12, 2010. The Successor recorded transaction related expenses classified as Merger costs in the Successor’s statement of operations for the period ended January 1, 2011 primarily for fees paid on behalf of Merger Sub related to due diligence activities.

Unaudited pro forma operating results of the Company for the year ended January 1, 2011 giving effect to the Merger on January 3, 2010 is summarized as follows (in thousands):

Net sales (1)	$1,167,993
Net income (loss) (2)	(58,456)

(1)	Does not include $0.8 million of expense for stock warrants, which were redeemed for cash in connection with the Merger.
(2)	Does not include $143.9 million of non-recurring expenses directly related to the Merger as follows: (i) $38.4 million of Predecessor expenses including investment banking, legal and other expenses; (ii) $7.4 million of Successor expenses primarily including fees paid on behalf of Merger Sub related to due diligence activities; (iii) $26.2 million of transaction bonuses paid to senior management and certain employees in connection with the Merger; (iv) $38.0 million of stock option compensation expense recognized as a result of the modification of certain stock option awards in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger; (v) $0.8 million of expense for stock warrants, which were redeemed for cash in connection with the Merger; (vi) $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting which is non-recurring; (vii) a $15.2 million net gain on debt extinguishment recorded by the Predecessor in connection with the Merger, which was related to the write-off of the troubled debt accrued interest associated with the redemption of the previously outstanding 13.625% notes and the write-off of the financing fees related to the prior ABL Facility; and (viii) a $25.1 million loss on debt extinguishment recorded by the Successor, which is comprised of $13.6 million related to the redemption of the previously outstanding 9.875% notes and 11.25% notes and $11.5 million of expense related to an interim financing facility, which was negotiated but ultimately not utilized, related to financing for the Merger.

3. RELATED PARTIES

During the year ended December 31, 2011 and the successor period ended January 1, 2011, the Company paid AlixPartners, LLP, a portfolio company of H&F, $2.9 million and $2.2 million, respectively, in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics, which is included in selling, general and administrative expenses.

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

The Company entered into a management advisory agreement with III for management advisory, strategic planning and consulting services, for which the Company paid III the total due under the agreement of $6.0 million on December 22, 2004. As described in the management advisory agreement with III, $4.0 million of this management fee related to services to be provided during the first year of the agreement, with $0.5 million related to services to be provided each year of the remaining four year term of the agreement. The term of the management advisory agreement ended on December 22, 2009. The Company expensed the prepaid management fee in accordance with the services provided over the life of the agreement and recorded $0.5 million of expense in connection with this agreement for the year ended January 2, 2010, which is included in selling, general and administrative expenses in the consolidated statements of operations.

The Company entered into an amended and restated management agreement with Harvest Partners in December 2004 for financial advisory and strategic planning services. For these services, Harvest Partners received an annual fee payable on a quarterly basis in advance, beginning on the date of execution of the original agreement. The fee was adjusted on a yearly basis in accordance with the U.S. Consumer Price Index. The Company paid approximately $0.7 million and $0.9 million of management fees to Harvest Partners for the predecessor period ended October 12, 2010 and the year ended January 2, 2010, which are included in selling, general and administrative expenses in the consolidated statements of operations. The agreement also provided that Harvest Partners would receive transaction fees in connection with financings, acquisitions and divestitures of the Company. Such fees were to be a percentage of the applicable transaction. In December 2004, Harvest Partners and III entered into an agreement pursuant to which they agreed that any transaction fee that became payable under the amended management agreement after December 22, 2004 would be shared equally by Harvest Partners and III. On October 13, 2010, upon consummation of the Merger, the amended and restated management agreement with Harvest Partners was terminated.

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

4. INVENTORIES

Inventories consist of (in thousands):

	December 31, 2011	January 1, 2011
Raw materials	$29,770	$39,729
Work-in-progress	8,580	10,746
Finished goods and purchased products	77,303	95,740

	$115,653	$146,215

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of (in thousands):

	December 31, 2011	January 1, 2011
Land	$15,032	$15,697
Buildings	39,991	38,933
Machinery and equipment	98,500	82,516
Construction in process	2,797	5,660

	156,320	142,806
Less accumulated depreciation	29,727	4,944

	$126,593	$137,862

Due to the application of purchase accounting as a result of the Merger, fair values were assigned to all fixed assets. As a result, the fixed asset values recorded at that time represented the estimated fair values of the assets acquired, and accumulated depreciation was reset to zero as of the date of the Merger. For assets that were assigned fair values as of the date of the Merger, depreciation is provided by the straight-line method over the remaining useful lives, which are as follows:

Building and improvements	1 to 28 years
Computer equipment	2 to 5 years
Machinery and equipment	1 to 25 years

Depreciation expense was approximately $23.6 million for the year ended December 31, 2011, $5.0 million for the successor period October 13, 2010 to December 31, 2011, $15.4 million for the predecessor period January 3, 2010 to October 12, 2010, and $19.1 million for the year ended January 2, 2010.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Merger completed during the fourth quarter of 2010 was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed resulted in goodwill. None of the Company’s goodwill is deductible for income tax purposes.

The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets. During 2011, the Company’s results of operations deteriorated as compared to management’s projections for the year. Management believed that the declines experienced during the first half of 2011 were primarily related to the impact of the reduction to the energy tax credit, a weakened economic environment and unfavorable weather conditions, all of which can impact the demand for exterior building products. Management believed that some portion of these conditions were temporary in nature. During the third quarter of 2011, the weaker economic conditions and lower results of operations persisted, resulting in management changing its outlook and lowering its forecast used for its discounted cash flow analysis. In addition, Parent granted stock options in September 2011 to its newly appointed President and Chief Executive Officer at an exercise price of $5 per share based on a determination of fair market value by Parent’s board of directors, and also modified certain other outstanding options to an exercise price of $5 per share. As a result of the lower management projections for operating results and the calculated lower per share equity value, the Company believed that it had an indicator of impairment and performed interim impairment testing as of September 3, 2011.

The Company, comprised of a single reporting unit, completed the first step of its goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of its reporting unit was lower than its carrying value prior to filing its third quarter Form 10-Q on November 15, 2011. The Company’s fair value was determined using a discounted cash flow approach incorporating current estimates regarding future financial performance and macroeconomic factors discounted at a weighted average cost of capital. The Company had not finalized its review of the interim impairment analysis due to the limited time period from the first indication of potential impairment to the date of its third quarter filing and the complexities involved in estimating the fair value of certain assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of accounting for contingencies. Given that the second step of the valuation analysis had not been completed and the complexities involved in such analysis, management could not reasonably estimate the amount of an impairment charge prior to the filing of the third quarter Form 10-Q, but had concluded that an impairment loss was probable.

Prior to the completion of the 2011 annual financial statements, the Company finalized the valuation work necessary to complete the second step of the impairment analysis, in which it determined the fair value of its identified tangible and intangible assets and liabilities with the assistance of the same independent valuation firm utilized to assist in the first step of its impairment testing. Based on that analysis, the Company calculated an implied fair value of goodwill, which was lower than the book value of goodwill, resulting in the Company recording a goodwill impairment charge of $84.3 million during the fourth quarter of 2011. The goodwill impairment charge was a non-cash item and does not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement. There was no tax benefit associated with this non-cash charge.

In addition to the interim impairment testing of goodwill, the Company conducted its annual impairment test as of beginning of the fourth quarter of 2011. The annual fourth quarter test occurs in connection with the Company’s annual budgeting process. In connection with this process, the Company further lowered its financial projections and with the assistance of an independent valuation firm determined that the fair value of its reporting unit was lower than its carrying value as of the annual testing date. The fair value of the reporting unit was determined using a discounted cash flow approach incorporating current estimates regarding future performance and macroeconomic factors discounted at a weighted average cost of capital. As a result, the Company was required to conduct a second step impairment analysis, in which it updated the fair value estimates of its identified tangible and intangible assets and liabilities. As a result of completing its second step impairment analysis, the fair value of implied goodwill exceeded the carrying value, and as a result, no further impairment of goodwill was recorded.

The changes in the carrying amount of goodwill since the merger date are as follows (in thousands):

Goodwill
Balance at October 13, 2010	$564,072
Foreign currency translation	2,351

Balance at January 1, 2011	566,423
Foreign currency translation	(3,258)
Impairment loss	(84,253)

Balance at December 31, 2011	$478,912

In May 2011, the Company completed its acquisition of a supply center located in Evansville, Indiana. As a result, the Company recorded an additional customer base intangible asset of approximately $0.6 million and a non-compete agreement of less than $0.1 million, both of which are being amortized.

The Company’s other intangible assets consist of the following (in thousands):

	December 31, 2011				January 1, 2011
	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	13	$330,080	$31,498	$298,582	13	$330,915	$5,453	$325,462
Amortized non-compete agreements	3	10	2	8		—	—	—

Total amortized intangible assets		330,090	31,500	298,590		330,915	5,453	325,462
Non-amortized trade names(1)		323,510	—	323,510		405,552	—	405,552

Total intangible assets		$653,600	$31,500	$622,100		$736,467	$5,453	$731,014

(1)	Balance at December 31, 2011 reflects impairment charges of $72.2 million and $7.7 million recorded during the third and fourth quarters of 2011, respectively.

The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine trade names and are tested for impairment at least annually at the beginning of the fourth quarter. In addition, the Company tests such assets for impairment on a more frequent basis if there are indications of potential impairment. During the third quarter of 2011, as indicated previously, due to the weaker economic conditions and lower projections for results of operations, management lowered its forecast. Because of the lower projections, the Company believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test of the fair value with the assistance of an independent valuation firm. The Company determined that the fair value using the income approach of certain non-amortized trade names was lower than the carrying value. Accordingly, the Company recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with its non-amortized trade names.

In addition to the interim impairment testing of other intangible assets, the Company conducted its annual impairment test at the beginning of the fourth quarter of 2011. The Company had revised its forecasts downward after the date of the interim impairment testing based on its annual budgeting process. Using the income approach, the Company determined that the fair value of certain non-amortized trade names was lower than the carrying value determined during the interim impairment test. Accordingly, the Company recorded an additional impairment charge of $7.7 million during the fourth quarter of 2011 associated with its non-amortized trade names.

Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets was approximately $26.2 million for the year ended December 31, 2011, $5.5 million for the successor period October 13, 2010 to January 1, 2011, $2.1 million for the predecessor period January 3, 2010 to October 12, 2010 and $3.1 million for the year ended January 2, 2010. The foreign currency translation impact of intangibles was $3.4 million for the year ended December 31, 2011, $0.1 million for the successor period October 13, 2010 to January 1, 2011, $0.1 million for the predecessor period January 3, 2010 to October 12, 2010 and $0.3 million for the year ended January 2, 2010. Amortization expense is estimated to be $26.1 million per year for fiscal years 2012, 2013, 2014, 2015 and 2016.

7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31, 2011	January 1, 2011
Employee compensation	$13,426	$20,825
Sales promotions and incentives	18,326	17,704
Warranty reserves	9,779	7,005
Employee benefits	6,080	5,830
Interest	11,842	14,868
Taxes other than income	2,902	3,949
Other	10,074	9,138

	$72,429	$79,319

Other liabilities consist of (in thousands):

	December 31, 2011	January 1, 2011
Pensions and other postretirement plans	$49,757	$36,323
Warranty reserves	91,384	87,707
Other	9,220	8,725

	$150,361	$132,755

8. LONG-TERM DEBT

Long-term debt consists of (in thousands):

	December 31, 2011	January 1, 2011
9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	74,000	58,000

Total long-term debt	$804,000	$788,000

9.125% Senior Secured Notes due 2017

On October 13, 2010, in connection with the consummation of the Merger, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”) which mature on November 1, 2017, pursuant to the indenture, dated as of October 13, 2010 (the “Indenture”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantee the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). Interest on the notes will be paid on May 1st and November 1st of each year. The first semi-annual interest payment was made on April 29, 2011.

The Company may from time to time, in its sole discretion, purchase, redeem or retire the notes in privately negotiated or open market transactions by tender offer or otherwise.

The Company completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value of $636.9 million based on quoted market prices as of December 31, 2011. The estimated fair value of the previously privately placed notes as of January 1, 2011 was estimated to be $730.0 million based upon the pricing determined in the private offering of the notes at the time of issuance in October 2010.

The following is a brief description of the terms of the notes and the Indenture:

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

Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly 100 % owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. Such assets are referred to as the “notes collateral.”

In addition, the notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof. Such assets are referred to as the “ABL collateral.” The notes collateral and the ABL collateral together are referred to as the “collateral.” The bank lenders under the Revolving Credit Agreement have a first-priority lien securing the ABL facilities and other customary liens subject to an intercreditor agreement (the “Intercreditor Agreement”) entered into between the collateral agent under the ABL facilities and the collateral agent under the Indenture and security documents for the notes, until such ABL facilities and obligations are paid in full.

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

Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things:

•	pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	incur liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us.

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

ABL Facilities

On October 13, 2010, in connection with the consummation of the Merger, the Company entered into the ABL facilities pursuant to a Revolving Credit Agreement, dated as of October 13, 2010 (the “Revolving Credit Agreement”), among Holdings, the U.S. borrowers (as defined below), the Canadian borrowers (as defined below), UBS Securities LLC, Deutsche Bank Securities Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners, UBS AG, Stamford Branch, as U.S. administrative agent and U.S. collateral agent and a U.S. letter of credit issuer and Canadian letter of credit issuer, UBS AG Canada Branch, as Canadian administrative agent and Canadian collateral agent, Wells Fargo Capital Finance, LLC, as co-collateral agent, UBS Loan Finance LLC, as swingline lender, Deutsche Bank AG New York Branch, as a U.S. letter of credit issuer, Deutsche Bank AG Canada Branch, as a Canadian letter of credit issuer, Wells Fargo Bank, National Association, as a U.S. letter of credit issuer and as a Canadian letter of credit issuer, and the banks, financial institutions and other institutional lenders and investors from time to time parties thereto.

The borrowers under the ABL facilities are the Company, each of its existing and subsequently acquired or organized direct or indirect 100% owned U.S. restricted subsidiaries designated as a borrower thereunder (together with the Company, the “U.S. borrowers”) and each of its existing and subsequently acquired or organized direct or indirect 100% owned Canadian restricted subsidiaries designated as a borrower thereunder (the “Canadian borrowers,” and together with the U.S. borrowers, the “borrowers”). The ABL facilities provide for a five-year asset-based revolving credit facility in the amount of $225.0 million, comprised of a $150.0 million U.S. facility (which may be drawn in U.S. dollars) and a $75.0 million Canadian facility (which may be drawn in U.S. or Canadian dollars), in each case subject to borrowing base availability under the applicable facility, and include a letter of credit facility and a swingline facility. In addition, subject to certain terms and conditions, the Revolving Credit Agreement provides for one or more uncommitted incremental increases in the ABL facilities in an aggregate amount not to exceed $150.0 million (which may be allocated among the U.S. facility or the Canadian facility). Proceeds of the revolving credit loans on the initial borrowing date were used to refinance certain indebtedness of the Company and certain of its affiliates, to pay fees and expenses incurred in connection with the Merger and to partially finance the Merger. Proceeds of the ABL facilities (including letters of credit issued thereunder) and any incremental facilities will be used for working capital and general corporate purposes of the Company and its subsidiaries.

Interest Rate and Fees. At the option of the borrowers, the revolving credit loans under the Revolving Credit Agreement bear interest at the following:

•

a rate equal to (i) the London Interbank Offered Rate, or LIBOR, with respect to eurodollar loans under the U.S. facility or (ii) the Canadian Deposit Offered Rate, or CDOR, with respect to loans under the Canadian facility, plus, as of December 31, 2011, an applicable margin of 2.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 2.50% to 3.00%, based on excess availability, which is defined in the Revolving Credit Agreement as (a) the sum of (x) the lesser of (1) the aggregate commitments under the U.S. sub-facility at such time and (2) the then applicable U.S. borrowing base and (y) the lesser of (1) the aggregate commitments under the Canadian sub-facility at such time and (2) the then applicable Canadian borrowing base less (b) the sum of the aggregate principal amount of the revolving credit loans (including swingline loans) and letters of credit outstanding at such time;

•

the alternate base rate, which is the highest of (i) the prime commercial lending rate published by The Wall Street Journal as the “prime rate,” (ii) the federal funds effective rate plus 0.50% and (iii) the one-month published LIBOR rate plus 1.0% per annum, plus, in each case, as of December 31, 2011, an applicable margin of 1.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 1.50% to 2.00%, based on excess availability, as set forth in the preceding paragraph; or

•

the alternate Canadian base rate, which is the higher of (i) the annual rate from time to time publicly announced by Toronto Dominion Bank (Toronto) as its prime rate in effect for determining interest rates on Canadian dollar denominated commercial loans in Canada and (ii) the 30-day CDOR rate plus 1.0%, plus, in each case, as of December 31, 2011, an applicable margin of 1.75%, which margin can vary quarterly in 0.25% increments between three pricing levels, ranging from 1.50% to 2.00%, based on excess availability, as set forth in the second preceding paragraph.

In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter. As of December 31, 2011, the Company pays a commitment fee of 0.50% per annum. The ABL facilities also require customary letter of credit fees.

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

Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect 100% owned material U.S. restricted subsidiary of the Company and the direct parent of the Company, other than certain excluded subsidiaries (the “U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect 100% owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries (the “Canadian guarantors,” and together with the U.S. guarantors, the “ABL guarantors”) and the U.S. guarantors.

Security. Pursuant to the US security agreement, dated as of October 13, 2010, among Holdings, the Company, the U.S. subsidiary grantors named therein and UBS AG, Stamford Branch, as U.S. collateral agent (the “U.S. collateral agent”), the US pledge agreement, dated as of October 13, 2010, among Holdings, the Company, the U.S. subsidiary pledgors named therein and the U.S. collateral agent, and the Canadian pledge agreement, dated as of October 13, 2010, between Gentek Building Products, Inc. and the U.S. collateral agent, all obligations of the U.S. borrowers and the U.S. guarantors are secured by the following:

•

a first-priority perfected security interest in all present and after-acquired inventory and accounts receivable of the U.S. borrowers and the U.S. guarantors and all investment property, general intangibles, books and records, documents and instruments and supporting obligations relating to such inventory, such accounts receivable and such other receivables, and all proceeds of the foregoing, including all deposit accounts, other bank and securities accounts, cash and cash equivalents (other than certain excluded deposit, securities and commodities accounts), investment property and other general intangibles, in each case arising from such inventory, such accounts receivable and such other receivables, subject to certain exceptions to be agreed and a first priority security interest in the capital stock of the Company (the “U.S. first priority collateral”); and

•

a second-priority security interest in the capital stock of each direct, material 100% owned restricted subsidiary of the Company and of each guarantor of the notes and substantially all tangible and intangible assets of the Company and each guarantor of the notes (to the extent not included in the U.S. first priority collateral) and proceeds of the foregoing (the “U.S. second priority collateral”, and together with the U.S. first priority collateral, the “U.S. ABL collateral”).

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

Covenants, Representations and Warranties. The ABL facilities contain customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Revolving Credit Agreement other than a springing minimum fixed charge coverage ratio, as defined in the credit facilities, of at least 1.00 to 1.00, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold.

For the four consecutive fiscal quarter test period ended October 1, 2011, the fixed charge coverage ratio was 1.87:1.00. For the four consecutive fiscal quarter test period ended December 31, 2011, the fixed charge coverage ratio was 1.01:1.00, and is the applicable calculation from the date of filing the year-end 2011 financial statements through the filing of the first quarter 2012 financial statements. The Company currently does not expect to reduce its available borrowings below the cash dominion amount during 2012. Accordingly, the Company currently does not expect to be required to test the fixed charge coverage ratio covenant for fiscal year 2012.

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

As of December 31, 2011, there was $74.0 million drawn under the ABL facilities and $82.5 million available for additional borrowings. The per annum interest rate applicable to borrowings under the ABL facilities was 3.5% and 4.3% as of December 31, 2011 and January 1, 2011, respectively. The weighted average interest rate for borrowings under the current ABL facilities was 4.0% for the year ended December 31, 2011 and 3.7% for the successor period October 13, 2010 to January 1, 2011. The weighted average interest rate for borrowing under the prior ABL Facility was 5.1% for the predecessor period January 3, 2010 to October 12, 2010 and 4.2% for the year ended January 2, 2010. As of December 31, 2011, the Company had letters of credit outstanding of $7.4 million primarily securing deductibles of various insurance policies.

9. COMMITMENTS AND CONTINGENCIES

Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2012	$37,021
2013	32,894
2014	26,799
2015	17,557
2016	11,562
Thereafter	21,839

Total future minimum lease payments	$147,672

Lease expense was approximately $40.8 million for the year ended December 31, 2011, $8.3 million for the successor period October 13, 2010 to January 1, 2011 and $30.5 million for the predecessor period January 3, 2010 to October 12, 2010, and $38.2 million the year ended January 2, 2010. The Company’s facility lease agreements typically contain renewal options.

As of December 31, 2011, approximately 17% of the Company’s employees are covered by collective bargaining agreements.

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

The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for Gentek Building Products, Inc. (“Gentek U.S.”). The facility is currently leased by Gentek U.S. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek U.S. signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek U.S. agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek U.S. under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $228,000 standby letter of credit provided to the NJDEP. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

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

On September 20, 2010, Associated Materials, LLC and its subsidiary, Gentek Buildings Products, Inc., were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al (the “Eliason complaint”). The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by Associated Materials and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that Associated Materials and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. Since such time that the Eliason complaint was filed, seven additional putative class actions have been filed.

On January 26, 2012, the Company filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases have agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considers the motion. The Company believes the claims lack merit and intends to vigorously defend the cases.

The Company cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and accordingly, have not recorded a liability for these lawsuits. In addition, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

10. INCOME TAXES

Income tax (benefit) expense for the periods presented consists of (in thousands):

	Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010		Year Ended January 2, 2010
	Successor				Predecessor
	Current	Deferred	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$1,462	$(18,434)	$—	$10,036	$(3,218)	$452	$(5,401)	$(803)
State	844	(4,658)	92	66	477	(2,060)	1,680	(17)
Foreign	9,876	(9,524)	194	(1,835)	3,683	5,886	4,667	2,264

	$12,182	$(32,616)	$286	$8,267	$942	$4,278	$946	$1,444

(Loss) income before taxes from the Company’s U.S. entities and Canadian subsidiary totaled ($202.2) million and ($21.0) million, respectively, for the year ended December 31, 2011, ($50.8) million and ($5.7) million for the successor period October 13, 2010 through January 1, 2011, ($98.4) million and $32.3 million for the predecessor period January 3, 2010 to October 12, 2010, and ($2.6) million and $25.6 million, respectively, for the year ended January 2, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 31, 2011	January 1, 2011
Deferred income tax assets:
Medical benefits	$2,040	$2,091
Allowance for doubtful accounts	2,916	4,038
Pension and other postretirement plans	14,671	10,085
Inventory costs	1,214	1,635
Warranty costs	37,921	35,355
Net operating loss carryforwards	132,871	119,076
Foreign tax credit carryforwards	4,455	8,427
Accrued expenses and other	16,015	14,911

Total deferred income tax assets	212,103	195,618
Valuation allowance	(57,832)	(29,460)

Net deferred income tax assets	154,271	166,158

Deferred income tax liabilities:
Depreciation	26,402	28,230
Intangible assets	220,244	258,425
Tax liability on unremitted foreign earnings	4,693	4,157
Gain on debt extinguishment	23,385	23,398
Other	8,199	16,605

Total deferred income tax liabilities	282,923	330,815

Net deferred income tax liabilities	$(128,652)	$(164,657)

As of December 31, 2011, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $332.2 million and foreign tax credit carryforwards of $4.5 million. The U.S. NOL carryforwards expire in years 2029 through 2032 and the foreign tax credit carryforward expire in year 2017. In addition, the Company has tax benefits related to state NOLs of $14.6 million, which expire in the years 2014 through 2030.

The Company has valuation allowances as of December 31, 2011 and January 1, 2011 of $57.8 million and $29.5 million, respectively, against its deferred tax assets. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. After reviewing all available positive and negative evidence as of December 31, 2011 and January 1, 2011, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets. The net valuation allowance provided against these U.S. net deferred tax assets during 2011 increased by $28.4 million. Of this amount, $23.9 million was recorded as an increase in the current year provision for income taxes with the remainder being reflected through other comprehensive income. The Company reviews its valuation allowance related to deferred tax assets and will reverse this valuation allowance, partially or totally, when, and if, appropriate under ASC 740.

The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010

	Successor		Predecessor
Statutory rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State income tax, net of federal income tax benefit	(2.3)	(3.3)	(4.4)	4.1
Tax liability on remitted and unremitted foreign earnings	0.2	(4.2)	36.8	6.9
Goodwill impairment	12.4
Foreign rate differential	0.7	0.6	(2.3)	(3.4)
Valuation allowance	10.7	53.2	9.0	(38.8)
Foreign tax credit	1.8	—	—	—
Non-deductible merger transaction costs	—	3.2	3.3	—
Other	2.3	0.6	0.5	6.6

Effective rate	(9.2)%	15.1%	7.9%	10.4%

As of January 1, 2011, it was the Company’s intent to remit all of its post 2004 earnings of its foreign subsidiary to the U.S. parent. As of December 31, 2011, the Company intends to repatriate all previously unremitted earnings of its foreign subsidiary to the U.S. parent. This change in the Company’s intent to repatriate earnings had no impact on the Company’s income tax provision due to the offsetting change in the valuation allowance. As of December 31, 2011, the Company has recorded a net deferred tax liability of $4.7 million which represents the incremental U.S income tax on the repatriation of $12.3 million of previously unremitted foreign earnings.

A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010

	Successor		Predecessor
Unrecognized tax benefits, beginning of year	$4,465	$2,775	$964	$914
Gross increases for tax positions of prior years	3,594	—	—	50
Gross increases for tax positions of the current year	—	1,690	2,140	—
Gross decreases for tax positions of prior years	(177)	—	—	—
Settlements	(22)	—	(329)	—

Unrecognized tax benefits, end of year	$7,860	$4,465	$2,775	$964

As of December 31, 2011 and January 1, 2011, the Company recorded $0.2 million and $0.2 million, respectively, of accrued interest related to uncertain tax positions.

As of December 31, 2011, the Company is subject to U.S. federal income tax examinations for the tax years 2008 through 2010, and to non-U.S. income tax examinations for the tax years of 2006 through 2010. In addition, the Company is subject to state and local income tax examinations for the tax years 2007 through 2010. The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $3.4 million and $3.6 million as of December 31, 2011 and January 1, 2011, respectively. The Company is currently undergoing examinations of its U.S. federal, non-U.S. federal and certain state income tax returns. The final outcome of these examinations are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity.

The Company and its subsidiaries are included in the consolidated income tax returns filed by AMH Investment Holdings Corp., its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. As of December 31, 2011, there were no amounts due to or payable from AMH Investment Holdings Corp. related to the tax sharing agreement. As of January 1, 2011, the Company had a receivable from AMH Investment Holdings Corp. totaling approximately $3.2 million related primarily to amounts owed under the tax sharing agreement.

11. MEMBER’S EQUITY/STOCKHOLDERS’ (DEFICIT)

As discussed in Note 1, as a result of the Merger completed on October 13, 2010, the Company is a wholly owned subsidiary of Holdings, which is a wholly owned subsidiary of Parent, which is controlled by investment funds affiliated with H&F. The Successor’s membership interest primarily consists of $553.5 million of cash contributions from Holdings made in connection with the Merger during the successor period ended January 1, 2011. For the year ended December 31, 2011, member’s equity increased as a result of an additional capital contribution from Parent of $0.3 million, plus approximately $0.7 million of stock-based compensation expense, less shares surrendered for withholding taxes of $0.2 million.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Pension Liability Adjustments, Net of Tax	Foreign Currency Translation Adjustments, Net of Tax	Accumulated Other Comprehensive Income (Loss)
Predecessor
January 3, 2009	$(21,840)	$3,027	$(18,813)
Net change through January 2, 2010	217	10,786	11,003

January 2, 2010	(21,623)	13,813	(7,810)
Net change through October 12, 2010	(12,663)	3,023	(9,640)

October 12, 2010	$(34,286)	$16,836	$(17,450)

Successor
October 13, 2010	$—	$—	$—
Net change through January 1, 2011	4,799	5,186	9,985

January 1, 2011	4,799	5,186	9,985
Net change through December 31, 2011	(18,640)	(7,374)	(26,014)

December 31, 2011	$(13,841)	$(2,188)	$(16,029)

12. STOCK PLANS

On October 13, 2010, the Parent’s board of directors adopted the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan is an incentive compensation plan that permits grants of equity-based compensation awards to employees, directors and consultants of the Parent and its subsidiaries. Awards under the 2010 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock awards and stock appreciation rights. The maximum number of shares reserved for the grant or settlement of awards under the 2010 Plan is 6,150,076 shares of Parent common stock, subject to adjustment in the event of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, or any extraordinary dividend or other similar corporate transaction. Any shares subject to awards which terminate or lapse without payment of consideration may be granted again under the 2010 Plan. In the event of a change in control, Parent’s Compensation Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards.

For the year ended December 31, 2011 and the successor period ended January 1, 2011, Parent granted options to purchase 2.2 million and 5.9 million shares of Parent’s common stock, respectively, which were within authorized levels taking into consideration forfeitures. Such awards were made at exercise prices at or above the fair market value of such stock on the date of grant. Each option holder was granted awards with time-based vesting and performance-based vesting provisions. The time-based options vest with respect to 20% of the shares on each anniversary of grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined in the 2010 Plan. The performance-based options vest based on the achievement of Adjusted EBITDA targets as established by the Board annually with respect to 20% of the shares per year over a 5 year period, or if the target for a given year is not achieved, the option may vest if the applicable Adjusted EBITDA target is achieved in the next succeeding year. In addition, the performance-based options also provide that in the event of a change in control, that portion of the option that was scheduled to vest in the year in which the change in control occurs and in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering of Parent’s common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger receive a three times return on their initial cash investment in Parent. Each option award has a contractual life of 10 years.

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

In June 2011, Parent’s board of directors modified certain outstanding performance-based options held by eligible participants to reduce the Adjusted EBITDA target of such options for the portion of the award vesting in 2011 and to defer the establishment of Adjusted EBITDA targets for subsequent tranches, which will be set at an amount equal to or greater than the Company’s budgeted Adjusted EBITDA as determined by Parent’s board of directors within 90 days of the commencement of each fiscal year. The number of options included in the modification was approximately 0.5 million to 8 employees, with a weighted average exercise price of $10.00 and an average remaining contractual life of 9.3 years. There was no incremental compensation cost related to this modification.

In September 2011, Parent’s board of directors modified certain performance-based and time-based options held by eligible participants to reduce the exercise price of such options. The number of options repriced was approximately 2.4 million to 43 employees, with a weighted average exercise price prior to repricing of $19.25 and an average remaining contractual life of 9.3 years. The compensation cost relating to this repricing resulted in additional unrecognized non-cash expense of approximately $1.3 million that may be recognized over the remaining life of the options subject to vesting conditions.

As of December 31, 2011, there was $15.2 million of unrecognized compensation cost related to Parent’s stock based awards granted under the 2010 Plan and this cost is expected to be recognized at the time of a liquidity event, IPO or earlier exercise. Compensation cost of $0.7 million was incurred related to Parent’s stock-based compensation plans recorded during 2011. The Company did not receive any cash from employees as a result of employee vesting and release of restricted shares for the year ended December 31, 2011.

Stock option activity during the year ended December 31, 2011 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term(years)
Options outstanding January 1, 2011	5,873,948	$17.50
Granted	2,167,204	13.47
Exercised	—	—
Reissued	2,488,216	11.12
Cancelled	(6,084,879)	17.52

Options outstanding December 31, 2011	4,444,489	$11.94	9.3

Options exercisable December 31, 2011	572,910	$16.83	8.9

Grants of restricted stock have been awarded to certain officers and board members under the 2010 Plan. The awards vest at various dates with vesting periods up to one year. The fair value of restricted share awards has been calculated using the estimated market value of the shares on the date of grant. No restricted stock grants were made in 2010 or 2009. The following table summarizes the Company’s restricted stock award activity for the year ended December 31, 2011:

	Shares	Weighted Average Fair Value Per Share
Nonvested at January 1, 2011	—	$—
Granted	134,800	5.89
Vested	110,800	6.24
Cancelled	—	—

Nonvested at December 31, 2011	24,000	$4.25

The fair value of the options granted during 2011, 2010 and 2009 was estimated at the date of the grant using the Black-Scholes model. The weighted average assumptions and fair value of the options were as follows:

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	Year Ended January 2, 2010
	Successor		Predecessor
Dividend yield	0.0%	0.0%	0.0%
Annual risk-free rate	1.92%	2.17%	3.37%
Expected life of options (years)	8.57	8.37	6.00
Volatility	54.8%	52.3%	49.1%
Weighted average fair value of options granted per share	$2.51	$3.88	$0.00

The expected dividend yield is based on Parent’s historical and expected future dividend policy. The annual risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected lives of the awards are based on historical exercise patterns and the terms of the options. Due to the fact that the common shares of both the Parent and the Predecessor’s then indirect parent company have not and do not trade publicly, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards. Certain options were granted by the Predecessor during 2010 immediately prior to the Merger. Compensation cost associated with these awards was recognized in the Predecessor’s statement of operations at intrinsic value, which was assumed to approximate the grant date fair value.

All of the outstanding options issued pursuant to the Predecessor’s equity plans to acquire shares of the Company’s then direct and indirect parent companies’ common stock (except those options that were subject to vesting solely upon the achievement of certain internal rates of return in their investment in the Predecessor by our previous investors) became vested immediately prior to the Merger. Each vested option was redeemed for an amount of cash equal to the product of (1) the number of shares of common stock subject to each option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 over the exercise price per share of common stock subject to such option. Total cash paid to redeem outstanding options and warrants in connection with the Merger was $43.9 million, which is included in the Successor’s statement of cash flows as part of the acquisition in investing activities. The remaining unvested options under the Predecessor’s equity plans were cancelled in exchange for a nominal payment. In addition, immediately prior to the Merger, certain of the option awards were modified to eliminate provisions which caused variability in the number of shares underlying the options. In accordance with ASC 718, the Company determined the fair value of the options at the date of modification and recognized stock compensation expense for the amounts in excess of previously recorded amounts. The fair value of the modification, along with the fair value of an in-the-money stock option award granted to the Company’s Chief Executive Officer immediately prior to the Merger, totaled $38.0 million, which was recorded in the Predecessor’s statement of operations during the fourth quarter of 2010.

13. MANUFACTURING RESTRUCTURING COSTS

During the second quarter of 2011, the Company re-measured its restructuring liability due to changes in the expected timing and amount of cash flows over the remaining lease term. As a result, the Company recorded an adjustment to increase the restructuring liability and recognized a charge of approximately $0.2 million within selling, general and administrative expenses reported in the consolidated statement of operations for the year ended December 31, 2011.

The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of approximately $5.3 million during fiscal 2009.

The following is a reconciliation of the manufacturing restructuring liability (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Beginning liability	$4,583	$4,728	$5,036	$—
Additions	228	—	—	5,332
Reclass of related lease obligations	—	—	389	—
Accretion of related lease obligations	498	89	295	76
Payments	(1,223)	(234)	(992)	(372)

Ending liability	$4,086	$4,583	$4,728	$5,036

Of the remaining restructuring liability as of December 31, 2011, approximately $1.2 million is expected to be paid in 2012. Amounts related to the ongoing facility obligations will continue to be paid over the lease term, which ends April 2020.

14. EMPLOYEE SEPARATION AND HIRING COSTS

On June 2, 2011, Thomas N. Chieffe resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer. On June 29, 2011, Warren J. Arthur resigned from his position as Senior Vice President of Operations of the Company. On August 1, 2011, Robert C. Gaydos was appointed Senior Vice President, Operations. On September 12, 2011, Jerry W. Burris was appointed President and Chief Executive Officer, and Mr. Snyder resigned from his position as Interim Chief Executive Officer. On December 21, 2010, the Company announced that Robert M. Franco, President of AMI Distribution for the Company, would be leaving the Company effective March 31, 2011.

The Company accrued $6.7 million and $1.4 million for the year ended December 31, 2011 and the successor period ended January 1, 2011, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. Payments for Mr. Chieffe, Mr. Franco and Mr. Arthur’s separation costs will be paid in accordance with their respective employment agreements. As of December 31, 2011, remaining separation costs of approximately $4.8 million are accrued, which will be paid at various dates through 2013.

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

15. LEASE TERMINATION COSTS

During the second quarter ended July 2, 2011, the Company purchased previously leased equipment via a buy-out option and paid the lessor the present value of the remaining lease payments, the residual value and sales and personal property taxes. As a result, the Company recorded a charge of approximately $0.8 million within selling, general and administrative expenses for the year ended December 31, 2011. The charge represents the excess of cash paid over the estimated fair values of the purchased equipment. The estimated fair values of the purchased equipment have been recorded within property, plant and equipment and will be depreciated over their estimated remaining useful lives.

16. BUSINESS SEGMENTS

The Company is in the single business of manufacturing and distributing exterior residential building products. The Company operates principally in the United States and Canada. Revenue from customers outside the United States was approximately $248 million for the year ended December 31, 2011, $48 million for the successor period October 13, 2010 to January 1, 2011, $210 million for the predecessor period January 3, 2010 to October 12, 2010 and $228 million for the year ended January 2, 2010. These sales were primarily derived from customers in Canada. The Company’s remaining revenue totaling $912 million for the year ended December 31, 2011, $221 million for the successor period October 13, 2010 to January 1, 2011, $688 million for the predecessor period January 3, 2010 to October 12, 2010 and $818 million for the year ended January 2, 2010 was derived from U.S. customers.

The following table sets forth a summary of net sales by principal product offering (in thousands):

	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended January 2, 2010
	Successor		Predecessor
Vinyl windows	$362,570	$118,778	$316,102	$389,293
Vinyl siding products	224,388	41,504	181,904	210,212
Metal products	178,398	35,226	147,321	167,749
Third-party manufactured products	320,852	55,511	196,587	210,806
Other products and services	73,307	18,230	56,024	68,047

	$1,159,515	$269,249	$897,938	$1,046,107

At December 31, 2011, long-lived assets totaled approximately $43.2 million in Canada and $83.4 million in the U.S. At January 1, 2011, those amounts were $47.2 million and $90.7 million, respectively.

17. RETIREMENT PLANS

The Company sponsors defined benefit pension plans which cover hourly workers at its West Salem, Ohio plant, and hourly union employees at its Woodbridge, New Jersey plant, and a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (the “Domestic Plans”). The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). Accrued pension liabilities are included in accrued and other long-term liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31st.

The Company also sponsors an unfunded post-retirement healthcare plan which covers hourly workers at its former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. The annual cost of this plan was approximately $0.2 million for the year ended December 31, 2011, $0.0 million for the successor period October 13, 2010 to January 1, 2011, $0.2 million for the predecessor period January 3, 2010 to October 12, 2010 and $0.3 million for the year ended January 2, 2010. The accumulated post-retirement benefit obligation associated with this plan was approximately $4.3 million and $4.5 million at December 31, 2011 and January 1, 2011, respectively. In determining the benefit obligation at December 31, 2011 and January 1, 2011, a discount rate of 4.11% and 4.80%, respectively, was assumed. The assumed health care cost trend rates at December 31, 2011 for 2011 were 8.0% for medical claims, 5.0% for dental claims and 8.0% for prescription drugs claims, with an ultimate trend rate for medical, dental and prescription drugs claims of 5.0% by 2018, 2012 and 2018, respectively. A 1% increase or decrease in the assumed health care cost trend rates would have resulted in a $0.4 million increase or decrease of the accumulated post-retirement benefit obligation at December 31, 2011.

Information regarding the Company’s defined benefit pension plans is as follows (in thousands):

	December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010
	Successor				Predecessor
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Accumulated Benefit Obligation	$68,462	$68,884	$59,435	$60,465	$64,061	$58,148

Change In Projected Benefit Obligation
Projected benefit obligation at beginning of period	$59,435	$67,119	$64,061	$66,620	$55,243	$54,978
Service cost	620	2,575	165	560	567	1,568
Interest cost	3,095	3,782	647	809	2,447	2,801
Plan amendments	—	457	—	—	—	—
Actuarial (gain) loss	8,441	2,495	(4,685)	(870)	8,223	5,676
Employee contributions	—	349	—	101	—	317
Benefits paid	(3,129)	(2,322)	(753)	(962)	(2,419)	(1,182)
Effect of foreign exchange	—	(1,755)	—	861	—	2,462

Projected benefit obligation at end of period	68,462	72,700	59,435	67,119	64,061	66,620

Change In Plan Assets
Fair value of assets at beginning of period	42,038	53,983	40,383	51,892	38,440	47,475
Actual return on plan assets	14	(2,445)	1,934	1,473	2,988	593
Employer contributions	4,020	5,837	474	803	1,374	2,707
Employee contributions	—	349	—	101	—	317
Benefits paid	(3,129)	(2,322)	(753)	(962)	(2,419)	(1,182)
Effect of foreign exchange	—	(1,280)	—	676	—	1,982

Fair value of assets at end of period	42,943	54,122	42,038	53,983	40,383	51,892

Funded status	$(25,519)	$(18,578)	$(17,397)	$(13,136)	$(23,678)	$(14,728)

Amounts Recognized in Consolidated Balance Sheets
Non-current liabilities	$(25,519)	$(18,578)	$(17,397)	$(13,136)	$(23,678)	$(14,728)

The weighted average assumptions used to determine benefit obligations are as follows:

	December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010
	Successor				Predecessor
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Discount rate	4.54%	5.17%	5.31%	5.40%	4.70%	5.30%
Salary increases	N/A	3.50%	N/A	3.50%	N/A	3.50%

The related weighted average assumptions used to determine net periodic pension cost are as follows:

	Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010		Year Ended January 2, 2010
	Successor				Predecessor
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Discount rate	5.31%	5.40%	4.70%	5.30%	5.77%	6.25%	6.28%	7.36%
Long-term rate of return on assets	7.50%	6.50%	8.00%	7.00%	8.00%	7.00%	8.50%	7.00%
Salary increases	N/A	3.50%	N/A	3.50%	3.75%	3.50%	3.75%	3.50%

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

Included in accumulated other comprehensive loss at December 31, 2011 are net actuarial losses of approximately $13.5 million, net of tax of ($0.6) million, and prior service costs of approximately $0.3 million, net of tax of $0.1 million, associated with the Company’s pension and other postretirement plans. Included in accumulated other comprehensive income at January 1, 2011 are net actuarial gains of approximately $4.7 million, net of tax of $2.8 million, associated with the Company’s pension and other postretirement plans.

The net periodic pension cost for the year ended December 31, 2011, the successor period from October 13, 2010 through January 1, 2011, the predecessor period ended October 12, 2010, and the year ended January 2, 2010 are as follows (in thousands):

	Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010		Year Ended January 2, 2010
	Successor				Predecessor
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Service cost	$620	$2,575	$165	$560	$567	$1,568	$572	$1,440
Interest cost	3,095	3,782	647	809	2,447	2,801	3,127	3,205
Expected return on assets	(3,380)	(3,947)	(688)	(836)	(2,364)	(2,695)	(2,687)	(2,701)
Amortization of unrecognized:
Prior service cost	—	21	—	—	23	35	30	40
Cumulative net loss	(12)	—	—	—	1,003	151	1,512	58

Net periodic pension cost	$323	$2,431	$124	$533	$1,676	$1,860	$2,554	$2,042

The Company’s financial objectives with respect to its pension plan assets are to provide growth, income from plan assets and benefits to its plan participants. The plan assets must be invested with care, skill and diligence to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis.

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

Plan asset investment policies are based on target allocations. The target allocations for the Domestic Plans are 60% equities, 35% fixed income and 5% cash and cash equivalents. The target allocations for the Foreign Plans are 60% equities and 40% fixed income. The portfolios are periodically rebalanced when significant differences occur from target.

The fair values of the Company’s domestic pension plans as of December 31, 2011 by asset category are as follows (in thousands):

	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	$26,533	$—	$—	$26,533
Mutual Funds	—	6,529	—	6,529
Government Securities	—	7,698	—	7,698
Money Funds	—	2,141	—	2,141
Cash	42	—	—	42

Total	$26,575	$16,368	$—	$42,943

The fair values of the Company’s domestic pension plans as of December 31, 2011 by asset category are as follows (in thousands):

	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	$27,637	$—	$—	$27,637
Mutual Funds	—	5,166	—	5,166
Government Securities	—	7,972	—	7,972
Money Funds	—	1,230	—	1,230
Cash	33	—	—	33

Total	$27,670	$14,368	$—	$42,038

The fair values of the Company’s foreign pension plans as of December 31, 2011 by asset category are as follows (in thousands):

	December 31, 2011
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled Funds	$—	$54,105	$—	$54,105
Cash	16	—	—	16

Total	$16	$54,105	$—	$54,121

The fair values of the Company’s foreign pension plans as of December 31, 2010 by asset category are as follows (in thousands):

	December 31, 2010
Asset Category	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled Funds	$—	$53,717	$—	$53,717
Cash	266	—	—	266

Total	$266	$53,717	$—	$53,983

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

Estimated future benefit payments are as follows (in thousands):

	Domestic Plans	Foreign Plans
2012	$2,970	$2,288
2013	3,145	2,616
2014	3,263	2,908
2015	3,440	2,858
2016	3,588	3,271
2017 — 2021	20,153	17,825

The Company expects to make $4.1 million and $5.9 million of contributions to the Domestic Plans and Foreign Plans, respectively, in 2012. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.

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

Considering fiscal 2011 results, the table below provides a sensitivity analysis of the impact the significant assumptions would have on fiscal 2012 pension expense and funding requirements (in thousands):

	Percentage	Effect on Fiscal Year 2012
Assumption	Point Change	Annual Expense	Cash Contributions
Domestic Plans
Funding interest rate	+/-100 basis point	$21 / $0	$(586) / $0
Discount rate	+/-100 basis point	164 / 535	0 / 0
Long-term rate of return on assets	+/-100 basis point	(435) / 435	0 / 0
Foreign Plans
Funding interest rate	+/-100 basis point	$0 / $0	$(429) / $562
Discount rate	+/-100 basis point	(398) / 477	0 / 0
Long-term rate of return on assets	+/-100 basis point	(561) / 561	0 / 0

The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions up to 3.5% of eligible compensation in both the United States and Canada, depending on length of service and levels of contributions. In April 2009, the Company temporarily suspended its matching contribution to the defined contribution plans as a result of the Company’s cost savings initiatives to mitigate the effect of the poor market and economic conditions. The Company reinstated its matching contribution effective January 1, 2011. The Company’s pre-tax contributions to its defined contribution plans were approximately $0.3 million for the year ended December 31, 2011, $0.0 million for the successor period October 13, 2010 to January 1, 2011, $0.0 million for the predecessor period January 3, 2010 to October 12, 2010 and $0.9 million for the year ended January 2, 2010.

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,855	$—	$—	$3,519	$—	$11,374
Accounts receivable, net	89,297	—	10,408	22,293	—	121,998
Intercompany receivables	384,210	—	—	4,058	(388,268)	—
Inventories	83,257	—	6,473	25,923	—	115,653
Deferred income taxes	6,173	—	1,840	—	—	8,013
Prepaid expenses	7,599	—	942	3,112	—	11,653

Total current assets	578,391	—	19,663	58,905	(388,268)	268,691
Property, plant and equipment, net	80,520	—	2,897	43,176	—	126,593
Goodwill	300,642	—	24,650	153,620	—	478,912
Other intangible assets, net	419,632	—	45,554	156,914	—	622,100
Investment in subsidiaries	(41,092)	—	(78,082)	—	119,174	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	22,432	—	(1)	2,441	—	24,872

Total assets	$1,360,525	$730,000	$14,681	$415,056	$(999,094)	$1,521,168

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$56,891	$—	$3,593	$19,776	$—	$80,260
Intercompany payables	4,286	—	2,121	381,861	(388,268)	—
Accrued liabilities	55,645	—	6,735	10,049	—	72,429
Deferred income taxes	—	—	—	4,967	—	4,967
Income taxes payable	(2,763)	—	4,448	5,304	—	6,989

Total current liabilities	114,059	—	16,897	421,957	(388,268)	164,645
Deferred income taxes	81,394	—	13,204	37,100	—	131,698
Other liabilities	93,608	—	25,672	31,081	—	150,361
Long-term debt	801,000	730,000	—	3,000	(730,000)	804,000
Member’s equity	270,464	—	(41,092)	(78,082)	119,174	270,464

Total liabilities and member’s equity	$1,360,525	$730,000	$14,681	$415,056	$(999,094)	$1,521,168

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended December 31, 2011 (Successor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$865,247	$—	$159,846	$291,588	$(157,166)	$1,159,515
Cost of sales	674,764	—	153,540	223,195	(157,166)	894,333

Gross profit	190,483	—	6,306	68,393	—	265,182
Selling, general and administrative expense	197,357	—	5,877	44,044	—	247,278
Impairment of goodwill	52,791	—	5,293	26,169	—	84,253
Impairment of other intangible assets	56,900	—	6,153	16,841	—	79,894
Transaction and restructuring costs	741	—	—	72	—	813

(Loss) income from operations	(117,306)	—	(11,017)	(18,733)	—	(147,056)
Interest expense, net	73,877	—	—	1,852	—	75,729
Foreign currency loss	—	—	—	438	—	438

(Loss) income before income taxes	(191,183)	—	(11,017)	(21,023)	—	(223,223)
Income tax (benefit) expense	(18,641)	—	(2,145)	352	—	(20,434)

(Loss) income before equity income from subsidiaries	(172,542)	—	(8,872)	(21,375)	—	(202,789)
Equity (loss) income from subsidiaries	(30,247)	—	(21,375)	—	51,622	—

Net income (loss)	$(202,789)	$—	$(30,247)	$(21,375)	$51,622	$(202,789)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended December 31, 2011 (Successor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(19,728)	$—	$(13,830)	$31,553	$(2,005)
Investing Activities
Supply center acquisition	(1,550)	—	—	—	(1,550)
Capital expenditures	(12,268)	—	(40)	(3,139)	(15,447)
Proceeds from sale of assets	494	—	—	—	494

Net cash used in investing activities	(13,324)	—	(40)	(3,139)	(16,503)
Financing Activities
Net borrowings under ABL facilities	13,000	—	—	3,000	16,000
Equity contribution from parent	300				300
Financing costs	(398)	—	—	—	(398)
Intercompany transactions	22,094	—	13,870	(35,964)	—

Net cash provided by (used in) financing activities	34,996	—	13,870	(32,964)	15,902

Effect of exchange rate changes on cash and cash equivalents	—	—	—	191	191

Net increase (decrease) in cash and cash equivalents	1,944	—	—	(4,359)	(2,415)
Cash and cash equivalents at beginning of year	5,911	—	—	7,878	13,789

Cash and cash equivalents at end of year	$7,855	$—	$—	$3,519	$11,374

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

January 1, 2011

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,911	$—	$—	$7,878	$—	$13,789
Accounts receivable, net	85,496	—	11,107	21,805	—	118,408
Intercompany receivables	406,309	—	9,257	2,264	(417,830)	—
Inventories	99,228	—	10,870	36,117	—	146,215
Income taxes receivable	19,731	—	—	—	(16,440)	3,291
Deferred income taxes	—	—	1,629	—	(1,629)	—
Prepaid expenses	6,622	—	1,174	1,199	—	8,995

Total current assets	623,297	—	34,037	69,263	(435,899)	290,698
Property, plant and equipment, net	86,636	—	4,014	47,212	—	137,862
Goodwill	353,434	—	28,978	184,011	—	566,423
Other intangible assets, net	495,850	—	51,006	184,158	—	731,014
Investment in subsidiaries	5,256	—	(42,289)	—	37,033	—
Intercompany receivable	—	788,000	—	—	(788,000)	—
Other assets	26,662	—	(1)	3,246	—	29,907

Total assets	$1,591,135	$788,000	$75,745	$487,890	$(1,186,866)	$1,755,904

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$66,087	$—	$5,761	$18,342	$—	$90,190
Intercompany payables	—	—	—	417,830	(417,830)	—
Accrued liabilities	63,116	—	7,057	9,146	—	79,319
Deferred income taxes	11,454	—	—	10,164	(1,629)	19,989
Income taxes payable	—	—	16,440	2,506	(16,440)	2,506

Total current liabilities	140,657	—	29,258	457,988	(435,899)	192,004
Deferred income taxes	85,191	—	14,661	44,816	—	144,668
Other liabilities	78,810	—	26,570	27,375	—	132,755
Long-term debt	788,000	788,000	—	—	(788,000)	788,000
Member’s equity	498,477	—	5,256	(42,289)	37,033	498,477

Total liabilities and member’s equity	$1,591,135	$788,000	$75,745	$487,890	$(1,186,866)	$1,755,904

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period October 13, 2010 to January 1, 2011 (Successor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$210,944	$—	$30,795	$56,269	$(28,759)	$269,249
Cost of sales	170,252	—	30,133	51,111	(28,759)	222,737

Gross profit	40,692	—	662	5,158	—	46,512
Selling, general and administrative expense	43,206	—	555	9,782	—	53,543
Transaction costs	7,411	—	—	—	—	7,411

Income from operations	(9,925)	—	107	(4,624)	—	(14,442)
Interest expense, net	15,860	—	—	260	—	16,120
Loss on debt extinguishment	25,117	—	—	12	—	25,129
Foreign currency loss	—	—	—	771	—	771

(Loss) income before income taxes	(50,902)	—	107	(5,667)	—	(56,462)
Income tax (benefit) expense	12,477	—	(2,286)	(1,638)	—	8,553

Income before equity income from subsidiaries	(63,379)	—	2,393	(4,029)	—	(65,015)
Equity loss from subsidiaries	(1,636)	—	(4,029)	—	5,665	—

Net income (loss)	$(65,015)	$—	$(1,636)	$(4,029)	$5,665	$(65,015)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period October 13, 2010 to January 1, 2011 (Successor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(58,847)	$—	$(12,153)	$(1,141)	$(72,141)
Investing Activities
Acquisition, net of assumed debt	(557,591)	—	—	—	(557,591)
Capital expenditures	(3,973)	—	(18)	(1,169)	(5,160)

Net cash used in investing activities	(561,564)	—	(18)	(1,169)	(562,751)
Financing Activities
Net borrowings under ABL facilities	58,000	—	—	—	58,000
Issuance of senior notes	730,000	—	—	—	730,000
Repayment of Predecessor long-term debt, including redemption premiums and interest	(719,972)	—	—	—	(719,972)
Equity contribution	553,507				553,507
Financing costs	(39,211)	—	—	—	(39,211)
Dividends paid	—	—	44,500	(44,500)	—
Intercompany transactions	(16,774)	—	(32,046)	48,820	—

Net cash (used in) provided by financing activities	565,550	—	12,454	4,320	582,324

Effect of exchange rate changes on cash and cash equivalents	—	—	—	75	75

Net (decrease) increase in cash and cash equivalents	(54,861)	—	283	2,085	(52,493)
Cash and cash equivalents at beginning of period	60,772	—	(283)	5,793	66,282

Cash and cash equivalents at end of period	$5,911	$—	$—	$7,878	$13,789

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period January 3, 2010 to October 12, 2010 (Predecessor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$648,331	$—	$130,099	$246,842	$(127,334)	$897,938
Cost of sales	477,674	—	124,682	183,487	(127,334)	658,509

Gross profit	170,657	—	5,417	63,355	—	239,429
Selling, general and administrative expense	127,453	—	2,602	29,393	—	159,448
Transaction costs	38,416	—	—	—	—	38,416
Transaction bonuses	26,231	—	—	—	—	26,231
Stock comp expense	38,014	—	—	—	—	38,014

(Loss) income from operations	(59,457)	—	2,815	33,962	—	(22,680)
Interest expense, net	58,104	—	1	654	—	58,759
(Gain) loss on debt extinguishment	(16,306)	—	—	1,105	—	(15,201)
Foreign currency (gain)	—	—	—	(184)	—	(184)

(Loss) income before income taxes	(101,255)	—	2,814	32,387	—	(66,054)
Income tax (benefit) expense	(30,068)	—	25,720	9,568	—	5,220

(Loss) income before equity (loss) income from subsidiaries	(71,187)	—	(22,906)	22,819	—	(71,274)
Equity (loss) income from subsidiaries	(87)	—	22,819	—	(22,732)	—

Net income (loss)	$(71,274)	$—	$(87)	$22,819	$(22,732)	$(71,274)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Period January 3, 2010 to October 12, 2010 (Predecessor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$1,946	$—	$(2,069)	$28,692	$28,569
Investing Activities
Capital expenditures	(7,869)	—	(55)	(2,378)	(10,302)
Other	385	—	—	(385)	—

Net cash used in investing activities	(7,484)	—	(55)	(2,763)	(10,302)
Financing Activities
Net repayments under prior ABL Facility	(10,000)	—	—	—	(10,000)
Excess tax benefit from redemption of options	1,817	—	—	—	1,817
Dividends paid	—	—	20,000	(20,000)	—
Financing costs	(223)	—	—	—	(223)
Intercompany transactions	68,799	—	(18,241)	(50,558)	—

Net cash provided by (used in) financing activities	60,393	—	1,759	(70,558)	(8,406)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	516	516

Net increase (decrease) in cash and cash equivalents	54,855	—	(365)	(44,113)	10,377
Cash and cash equivalents at beginning of period	5,917	—	82	49,906	55,905

Cash and cash equivalents at end of period	$60,772	$—	$(283)	$5,793	$66,282

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For The Year Ended January 2, 2010 (Predecessor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$772,653	$—	$144,365	$270,317	$(141,228)	$1,046,107
Cost of sales	562,715	—	137,821	206,383	(141,228)	765,691

Gross profit	209,938	—	6,544	63,934	—	280,416
Selling, general and administrative expense	164,202	—	2,693	37,715	—	204,610
Manufacturing restructuring costs	5,255	—	—	—	—	5,255

Income from operations	40,481	—	3,851	26,219	—	70,551
Interest expense, net	76,585	—	—	767	—	77,352
Gain on debt extinguishment	(29,665)	—	—	—	—	(29,665)
Foreign currency (gain)	—	—	—	(184)	—	(184)

Income before income taxes	(6,439)	—	3,851	25,636	—	23,048
Income taxes	(6,504)	—	1,964	6,930	—	2,390

Income before equity income from subsidiaries	65	—	1,887	18,706	—	20,658
Equity income from subsidiaries	20,593	—	18,706	—	(39,299)	—

Net income	$20,658	$—	$20,593	$18,706	$(39,299)	$20,658

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For The Year Ended January 2, 2010 (Predecessor)

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$57,211	$—	$18,418	$43,072	$118,701
Investing Activities
Capital expenditures	(7,643)	—	(32)	(1,058)	(8,733)
Other	(383)	—	383	—	—

Net cash (used in) provided by investing activities	(8,026)	—	351	(1,058)	(8,733)
Financing Activities
Net repayments under prior ABL Facility	(46,000)	—	—	—	(46,000)
Issuance of senior notes	217,514	—	—	—	217,514
Cash paid to redeem senior notes	(216,013)	—	—	—	(216,013)
Financing costs	(16,708)	—	—	(94)	(16,802)
Troubled debt interest payments	(1,037)	—	—	—	(1,037)
Intercompany transactions	14,012	—	(18,784)	4,772	—

Net cash (used in) provided by financing activities	(48,232)	—	(18,784)	4,678	(62,338)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,566	1,566

Net increase (decrease) in cash and cash equivalents	953	—	(15)	48,258	49,196
Cash and cash equivalents at beginning of year	4,964	—	97	1,648	6,709

Cash and cash equivalents at end of year	$5,917	$—	$82	$49,906	$55,905

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, and subject to the limitations described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment and subject to the limitations described above, management, including our Chief Executive Officer and Chief Financial Officer, has determined that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about Parent’s and our directors and executive officers as of March 30, 2012.

Name	Age	Position(s)
Jerry W. Burris	48	President, Chief Executive Officer and Director
Paul Morrisroe	48	Senior Vice President, Chief Financial Officer and Secretary
Robert C. Gaydos	48	Senior Vice President, Operations
John F. Haumesser	47	Senior Vice President of Human Resources
David S. Nagle	47	President, AMI Distribution
Brad S. Beard	45	Senior Vice President, New Business Development and National Sales
Erik Ragatz	39	Director, Chairman of the Board of Directors and Compensation Committee
Charles A. Carroll	62	Director
Dana R. Snyder	65	Director
Robert B. Henske	50	Director
Adam B. Durrett	31	Director, Chairman of the Audit Committee

Through its indirect ownership of our membership interest, Parent’s board of directors controls the actions taken by us. Parent’s and our directors are elected on an annual basis. All of the officers serve at the discretion of Parent’s board of directors. Set forth below is a brief description of the business experience of the directors and executive officers.

Jerry W. Burris, Age 48. Mr. Burris has been our President and Chief Executive Officer since September 12, 2011. Before joining us, Mr. Burris served as President of Precision Components at Barnes Group Inc. from October 2008 to May 2011 and President of Barnes Industrial from July 2006 to September 2008. Previously, Mr. Burris served in various management roles at General Electric Corporation, including as President and Chief Executive Officer of Advanced Materials Quartz & Ceramics in 2006 and General Manager of Global Services for GE Healthcare from 2003 to 2006. Since 2007, Mr. Burris has also served on the board of directors of Pentair, Inc., a global diversified manufacturing company. Mr. Burris’ over 20 years of experience in management and executive positions at manufacturing and logistical services companies provides the Board of Directors with valuable insight regarding strategic decisions and our overall direction. Mr. Burris’ detailed knowledge of our operations, finances, strategies and industry qualify him to serve as our President and Chief Executive Officer and as a member of the Board of Directors.

Paul Morrisroe, Age 48. Mr. Morrisroe has been our Senior Vice President, Chief Financial Officer and Secretary since February 27, 2012. Before joining us, Mr. Morrisroe served in various management positions within Barnes Group Inc., including as Vice President of Finance, Precision Components from April 2011 to February 2012, Vice President, Internal Audit from February 2009 to March 2011, Barnes Industrial Group Controller from 2005 to 2008, Barnes Aerospace Group Controller from 2000 to 2004 and Director of Accounting and Planning from 1997 to 2000.

Robert C. Gaydos, Age 48. Mr. Gaydos has been our Senior Vice President, Operations since August 1, 2011. Before joining us, Mr. Gaydos served as SVP Global Operations — Orthopaedics Division and CT/Biologics Division from August 2008 to July 2011 and VP, Global Operations — Reconstructive Division from September 2004 to August 2008 of Smith & Nephew, Inc., a global medical technology business.

John F. Haumesser, Age 47. Mr. Haumesser has been our Senior Vice President of Human Resources since February 2001. Before joining us, Mr. Haumesser was Director of Human Resources for the North American Building Products Division of Pilkington, PLC. Before joining Pilkington, Mr. Haumesser held a series of human resources and manufacturing management roles at Case Corporation and the Aluminum Company of America.

David S. Nagle, Age 47. Mr. Nagle has been our President, AMI Distribution since February 20, 2012. Before joining us, Mr. Nagle was Corporate Vice President, Business Performance at J.D. Irving Limited of the Irving Group of Companies from January 2010 through December 2011. Mr. Nagle held several positions within Barnes Group Inc. from 2004 to 2010 including President, Barnes Distribution North America from 2007 to 2010, Vice President/General Manager, Associated Spring Raymond from 2006 to 2007 and Vice President, Operations, Barnes Distribution from 2004 to 2006. Prior to working for Barnes Group Inc., Mr. Nagle held various positions within General Electric Corp. from 1985 to 2004.

Brad S. Beard, Age 45. Mr. Beard was named Senior Vice President, New Business Development and National Sales on February 20, 2012 after serving as our Vice President of AMI Distribution since December 2010. Mr. Beard joined our Company in 2002 and has held various positions within the distribution business, most recently as Regional Vice President.

Erik Ragatz, Age 39. Mr. Ragatz has been a director and the Chairman of the Board of Directors since October 2010. Mr. Ragatz is a Managing Director at Hellman & Friedman. Before joining Hellman & Friedman in 2001, Mr. Ragatz was a vice-president with Pacific Equity Partners in Sydney, Australia and an associate with Bain Capital in Boston, Massachusetts. Mr. Ragatz also worked as a management consultant for Bain & Company in San Francisco, California. Mr. Ragatz currently serves as Chairman of the board of directors of Goodman Global Group, Inc. Mr. Ragatz was previously a member of the boards of directors of Sheridan Holdings, Inc. and LPL Investment Holdings, Inc. As a member of the Board of Directors, Mr. Ragatz contributes his financial and capital markets expertise and draws on his years of experience with Hellman & Friedman. Mr. Ragatz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on the boards of directors of Hellman & Friedman’s portfolio companies.

Charles A. Carroll, Age 62. Mr. Carroll has been a director since October 2010. Mr. Carroll served as President and Chief Executive Officer of Goodman Global, Inc. from September 2001 to April 2008. Before joining Goodman Global, Inc., Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer and was a member of the board of directors. Mr. Carroll currently serves as a director of Goodman Global Group, Inc. As a member of the Board of Directors, Mr. Carroll contributes his knowledge of the building products industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations.

Dana R. Snyder, Age 65. Mr. Snyder has been a director since November 2010. From December 2004 to October 2010, Mr. Snyder served as a director of AMH Holdings II, Inc. Mr. Snyder also served as our Interim Chief Executive Officer from June 2011 through September 2011 and our Interim President and Chief Executive Officer from July 2006 through September 2006. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation and served on the board of directors of Werner Ladder from 2004 to 2007. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions, adds value and extensive knowledge regarding our industry and evaluation of certain strategic alternatives. In addition, he has experience evaluating the financial and operational performance of companies within the building products industry. Mr. Snyder’s service as our Interim President and Chief Executive Officer and Interim Chief Executive Officer gave him an understanding of the financial and business issues relevant to us and make him well-qualified to serve as a member of the Board of Directors.

Robert B. Henske, Age 50. Mr. Henske has been a director since October 2010. Mr. Henske has served as a Managing Director at Hellman & Friedman since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Before joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc. from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a Partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. Mr. Henske is Chairman of the boards of directors of Datatel+SGHE and SSP Holdings plc and also serves on the boards of directors of Goodman Global Group, Inc. and VeriFone Systems, Inc. Mr. Henske was previously a member of the boards of directors of Activant Solutions, Inc., IRIS Software Group Limited, Williams Scotsman, Inc., Grove Worldwide L.L.C., Reliant Building Products, Inc. and American Savings Bank. As a member of the Board of Directors, Mr. Henske contributes his financial and capital markets expertise and draw on his years of experience as a private equity investor and corporate executive. Mr. Henske also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.

Adam B. Durrett, Age 31. Mr. Durrett has been a director since October 2010. Mr. Durrett is a Director at Hellman & Friedman LLC. Before joining Hellman & Friedman in 2005, Mr. Durrett worked in the Media and Telecommunications Mergers and Acquisitions Department of Morgan Stanley & Co. in New York from 2003 to 2005. In addition, Mr. Durrett was a member of the Grosvenor Capital Management LP Advisory Board during 2011. As a member of the Board of Directors, Mr. Durrett contributes his financial expertise and draws on his years of experience with Hellman & Friedman and in other financial positions.

BOARD COMPOSITION AND GOVERNANCE

Our Board of Directors consists of six directors. Our amended and restated limited liability company agreement provides that our Board of Directors shall consist of a number of directors between one and ten. The exact number of directors will be determined from time to time by the affirmative vote of a majority of directors then in office.

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

In connection with the closing of the Merger on October 13, 2010, Parent, Holdings and we entered into a stockholders agreement (the “Stockholders Agreement”) with certain investment funds affiliated with Hellman & Friedman LLC (the “H&F Investors”) and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date. Under the Stockholders Agreement, before an initial public offering of the shares of Parent common stock, Parent’s board of directors will consist of the Chief Executive Officer of Parent (unless otherwise determined in writing by the H&F Investors) and such other directors as shall be designated from time to time by the H&F Investors.

For a discussion regarding the Stockholders Agreement, please refer to Item 13. “Certain Relationships, Related Transactions and Director Independence — Agreements Related to the Merger — Stockholders Agreement.”

The members of our Board of Directors have been determined by action of Holdings, our sole member and a 100% owned subsidiary of Parent. Parent has designated the members of its board of directors to also be the members of each of Holdings’ and our board of directors. Because we have a single member, we do not have a standing nominating committee of our Board of Directors and do not recommend directors for approval by Holdings.

We believe that Holdings seeks to ensure that our Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure. In that regard, we believe that Holdings considers all factors it deems appropriate, including the information discussed in each director’s biographical information set forth above and, in particular, with regard to Messrs. Durrett, Ragatz and Henske, their significant experience, expertise and background with regard to financial matters.

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

Compensation Committee

The Compensation Committee currently consists of four directors, Messrs. Ragatz, Henske, Carroll and Snyder.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer and all senior financial officers, including the chief financial officer, controller and other persons performing similar functions. This code of ethics is posted on our website at http://www.associatedmaterials.com. If we amend or waive any provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K. Information contained on our website shall not be deemed a part of this report.

ITEM 11. EXECUTIVE	COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

For the fiscal year ended December 31, 2011, our named executive officers and their respective titles were as follows:

•	Jerry W. Burris, President and Chief Executive Officer

•	Dana R. Snyder, Former Interim Chief Executive Officer

•	Thomas N. Chieffe, Former President and Chief Executive Officer

•	Stephen E. Graham, Senior Vice President – Chief Financial Officer and Secretary (resigned on February 24, 2012)

•	Robert C. Gaydos, Senior Vice President, Operations

•	Brad S. Beard, Vice President of AMI Distribution (Senior Vice President, New Business Development and National Sales commencing on February 20, 2012)

•	John F. Haumesser, Senior Vice President of Human Resources

•	Warren J. Arthur, Former Senior Vice President of Operations

•	Robert M. Franco, Former President of AMI Distribution

Objectives of Our Executive Compensation Program

The goals of our executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value. For purposes of this discussion, the term “executive” refers to our named executive officers.

Our key performance indicator is Adjusted EBITDA. We and our shareholders utilize Adjusted EBITDA as the primary measure of our financial performance. Accordingly, our compensation programs are designed to reward executives for driving growth of our Adjusted EBITDA, which we believe corresponds to the enhancement of equity value. Adjusted EBITDA as presented elsewhere in this report for the year ended December 31, 2011 (the “2011 fiscal year”) has the same meaning as the defined term “EBITDA” as used in the employment agreements for our executives. However, “EBITDA,” as used in such employment agreements, as compared to Adjusted EBITDA, may be subject to additional adjustments as made in good faith by our Board of Directors for non-recurring or unusual transactions such as acquisitions or dispositions of assets outside the ordinary course of business. For purposes of the following discussion and the executive compensation disclosures within this Compensation Discussion and Analysis section, EBITDA has the meaning as defined in such employment agreements (i.e., Adjusted EBITDA subject to adjustment by our Board of Directors as described above).

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

Setting Executive Compensation

The Committee reviews all employment agreements and recommends changes to compensation for our top management group, including the executives, which are forwarded to our Board of Directors for approval. Our Human Resources Department compiles data regarding compensation paid by other companies for use in the determination of annual salary increases, as well as for use in the review of the overall compensation structure for executives. We subscribe to a compensation database (Hay Group PayNet Compensation Database) to obtain compensation data for similarly sized companies based on annual revenues. For the named executive officers, our Senior Vice President of Human Resources and our Chief Executive Officer (the “CEO”) review the data obtained from the compensation database in conjunction with assessing each executive’s performance for the year and prepare recommendations to the Committee with respect to proposed annual increases for the executives, excluding themselves. The Committee reviews these assessments and recommendations, and either approves these recommendations or adjusts and approves the annual increases for these executives. Our Senior Vice President of Human Resources provides the Committee with data from the database related to comparable CEO compensation; however, the Committee develops its own assessment of the performance of our CEO and, if deemed appropriate, recommends an annual base salary increase. The following further discusses each component of executive compensation.

Base Salary

Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary based upon the executive’s individual contributions and performance during the prior year. The base salaries of Messrs. Burris, Snyder and Gaydos were determined as a result of negotiations with each such executive in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive salary would be for each such executive’s position. None of the named executive officers received a base salary increase in 2011.

Bonus Awards

Bonus awards encompass any bonus provided outside of the annual incentive bonus program discussed below. Typical bonus awards include awards used to attract executives to us, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus based upon the achievement of defined performance goals. Bonus awards can also be awarded at the discretion of the Board of Directors to recognize extraordinary achievements or contributions by our executives. As an incentive for Mr. Burris to commence employment with us, his employment agreement provides for a guaranteed target bonus for fiscal year 2011 prorated for the number of days during which he was employed with us in fiscal year 2011. In addition, in Mr. Gaydos’ employment agreement, we agreed to pay him a one-time signing bonus of $125,000.

Annual Incentive Bonus

Each year the Board of Directors establishes EBITDA performance goals, including threshold, target, and maximum performance goals. The EBITDA performance goals are established by the Board of Directors, giving consideration to our prior year performance, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA performance goals are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of us and our shareholders and to tie their interest to meeting and exceeding our established financial goals. Failure to achieve the internal EBITDA performance goals is not necessarily an indication of our financial performance or our financial condition. If the EBITDA results for the period in question are between either the threshold and target performance goals or target and maximum performance goals, linear interpolation is used to calculate the incentive bonus payout. As described above under the heading, “—Objectives of Our Executive Compensation Program”, the Board of Directors may, at its discretion, allow adjustments to EBITDA for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report.

For fiscal year 2012, the annual incentive bonus payable to each of our named executive officers will be determined as a percentage of their base salaries based on the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives specific to fiscal year 2012, which goals were established by the Board of Directors in February 2012. We believe that the performance goals established under the annual incentive bonus plan for the compensation cycle that is currently in effect represent confidential financial information, the disclosure of which could cause us competitive harm. Accordingly, it is our practice not to include such information in our public filings until the completion of the relevant compensation cycle.

For fiscal year 2011, the executives’ annual incentive bonuses were determined as a percentage of their base salaries based on the achievement of defined EBITDA performance goals, which the Board of Directors established in February 2011. The original threshold, target and maximum EBITDA performance goals for fiscal 2011 were $144 million, $157 million and $188 million, respectively. These goals were subsequently amended in July 2011 as a result of management’s lowered forecast for the remainder of fiscal 2011 due to weaker economic conditions and lower results of operations for the first six months of fiscal 2011. Following this amendment, any annual incentive bonus that would have been payable for fiscal year 2011 would be based upon achievement of the greater of either (x) the original EBITDA performance goals or (y) the achievement of the revised performance goals for the second half of fiscal year 2011. However, any bonus payable based on the achievement of the revised performance goals would be based solely on the base salary paid to the executives for the second half of fiscal 2011. The revised threshold, target and maximum EBITDA performance goals for the second half of fiscal 2011 were $69 million, $75 million and $90 million, respectively.

EBITDA (as defined above under the heading, “—Objectives of Our Executive Compensation Program”) for the entire fiscal year ended December 31, 2011 was $96.8 million, calculated on the same basis as Adjusted EBITDA for the 2011 fiscal year, (as presented under the caption “Results of Operations” and elsewhere in this report), in accordance with the Board of Directors’ discretion in permitting adjustments for non-recurring or unusual transactions related to the Merger and as permitted under our new debt instruments. Since EBITDA for the second half of fiscal 2011 was below the revised threshold performance goal for the second half of fiscal 2011 and the EBITDA for the full 2011 fiscal year was below the threshold performance goal for the year, none of the named executive officers received an annual incentive bonus payout for fiscal 2011, other than Mr. Burris, who received the guaranteed prorated target bonus described above under the heading “Bonus Awards.”

For the 2011 fiscal year, the threshold, target and maximum bonuses that could have been earned by each of our named executive officers (expressed as a percentage of base salary and based on the bonus they could have earned for the full year) are set forth below:

	2011 Annual Incentive Bonus Payout Percentage (1)
	Threshold	Target	Maximum
Stephen E. Graham	20%	60%	156%
Robert C. Gaydos	20%	60%	156%
Brad S. Beard	20%	60%	156%
John F. Haumesser	20%	60%	156%
Thomas N. Chieffe(2)	—	—	—
Dana R. Snyder(3)	20%	100%	255%
Warren J. Arthur(2)	—	—	—
Robert M. Franco(2)	—	—	—

(1)	For 2011 only, Mr. Burris did not participate in our 2011 annual incentive plan, but instead was paid a guaranteed bonus equal to 100% of his base salary pro-rated based on the number of days he was employed by us in 2011.
(2)	Messrs. Chieffe, Arthur and Franco’s employment with our Company terminated in 2011, and as a result, they forego all future annual incentive bonus payments.
(3)	Mr. Snyder’s bonus payout is prorated based on the number of days he was employed by us.

Equity-Based Compensation

The Committee awards equity-based compensation, including stock options (and, in the case of Mr. Snyder, restricted stock), to executives based on the expected role of the executive in increasing equity value. Typically equity-based awards will be granted upon hiring or promotion of the executive; however, equity-based awards may be granted at any time at the discretion of the Board of Directors.

In connection with Mr. Burris’ commencement of employment with us, Parent granted Mr. Burris an option to purchase 1,480,000 shares of Parent common stock subject to time-based vesting and 370,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The number of shares subject to Mr. Burris’ stock option award was determined as a result of negotiations with Mr. Burris in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive initial option grant would be for the CEO position. The 2011 tranche of Mr. Burris’ performance-based award, representing 22,504 options, is not subject to vesting conditions based on the attainment of certain operating results for fiscal 2011, but fully vested on January 1, 2012. The remaining performance-based awards are subject to vesting conditions based on the attainment of future annual adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). In connection with Mr. Gaydos’ commencement of employment with us, Parent granted Mr. Gaydos an option to purchase 320,000 shares of Parent common stock subject to time-based vesting and 80,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The number of shares subject to Mr. Gaydos’ stock option award was determined as a result of negotiations with Mr. Gaydos in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive initial option grant would be for the position Mr. Gaydos was assuming. Each of the time-based vesting options are subject to vesting over a five-year period, and the performance-based vesting options are subject to vesting conditions based on the attainment of annual adjusted EBITDA goals over a five-year period. The 2011 tranche of Mr. Gaydos’ performance-based award, representing 16,000 options, is vested and outstanding as of December 31, 2011. The remaining performance-based awards are not considered granted until the future annual goals are communicated in accordance with ASC 718. All of the performance-based vesting options and a portion of the time-based vesting options have an exercise price equal to the grant date fair market value of the underlying shares of Parent common stock; a portion of the time-based vesting options has an exercise price equal to two times the grant date fair market value of such stock; and the remaining portion of the time-based vesting options has an exercise price equal to three or four times the grant date fair market value of such stock. The shares of Parent common stock acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant. In connection with Mr. Snyder’s appointment and service as Interim Chief Executive Officer, Parent granted Mr. Snyder 40,000 shares of restricted stock of Parent on June 2, 2011 and 40,000 shares of restricted stock of Parent on September 2, 2011. The restricted stock vested in full on September 12, 2011, the date on which Mr. Burris became our permanent Chief Executive Officer. In addition, on September 28, 2011, we granted Mr. Snyder 18,800 shares of Parent common stock that were fully vested on the grant date in recognition of his service to our Company as our Interim Chief Executive Officer.

Amendment to Performance Based Options’ 2011 Performance Target. In July 2011, the Committee modified certain outstanding performance-based options held by eligible participants (including the performance-based options held by Messrs. Graham, Beard and Haumesser), to reduce the Adjusted EBITDA target of such options for the portion of the award vesting in 2011 and to defer the establishment of Adjusted EBITDA targets for subsequent tranches, which will be set at an amount equal to or greater than the Company’s budgeted Adjusted EBITDA as determined by the Board within 90 days of the commencement of each fiscal year. The amendment was the result of management changing its outlook and lowering its forecast for the remainder of fiscal 2011 due to weaker economic conditions and lower results of operations for the first six months of fiscal 2011. The number of options amended was approximately 0.5 million, with a weighted average exercise price of $10.00 and an average remaining contractual life of 9.3 years. Such options were held by 8 employees. Since Adjusted EBITDA for fiscal 2011 exceeded the revised threshold performance goal, each of the named executive officers vested in the 2011 tranche of their performance-based option awards. The 2011 tranche of performance-based awards granted or modified in 2011 is vested and outstanding as of December 31, 2011. The remaining tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the annual goals are communicated in accordance with ASC 718.

Reduction of Option Exercise Prices. In September 2011, the Committee modified outstanding time-based vesting options to purchase shares of Parent common stock held by eligible participants which were granted prior to September 12, 2011 and not scheduled to vest in 2011 (including options held by Messrs. Graham, Gaydos, Beard and Haumesser), to reduce the exercise price of such options (but not below the fair market value of a share of Parent common stock at the time of such amendment). Parent granted stock options in September 2011 to its newly appointed President and Chief Executive Officer with exercise prices that equaled or exceeded the $5.00 per share fair market value of Parent common stock based on a determination by Parent’s board of directors at the grant date. Parent also modified outstanding performance-based options (including options held by Messrs. Graham, Gaydos, Beard and Haumesser), except for the 2011 tranche of options granted in fiscal 2010, by reducing the exercise price, but in all cases such reduction was not below the then current fair market value of Parent common stock. The number of time-based and performance-based options repriced was approximately 2.4 million, with a weighted average exercise price prior to repricing of $19.25 per award. Such options were held by 43 employees.

Severance Compensation/Change in Control Benefits

Severance and Change in Control Benefits under Employment Agreements with Messrs. Graham, Beard and Haumesser. Each of Messrs. Beard and Haumesser have entered into employment agreements that provide for severance benefits either in the event that we terminate the executive without cause or, with respect to Mr. Haumesser, during the two year period following a change in control of us (which change in control occurred on October 13, 2010 as a result of the consummation of the Merger) and with respect to Mr. Beard, during the two-year period that ends on December 20, 2012, in each case, if the executive resigns following the occurrence of certain adverse changes to his employment, as described in more detail below. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). The severance benefits provided to the executives following the Merger are enhanced in comparison to the standard severance benefits provided to such executives. These enhanced benefits allow each executive to remain focused on his responsibilities and the interests of our shareholders following the Merger. Prior to Mr. Graham’s resignation on February 24, 2012, Mr. Graham was subject to the same severance benefits under his employment agreement as set forth in Mr. Haumesser’s employment agreement (and, as we agreed to treat his resignation as a termination without cause, he is entitled to receive such severance benefits).

Severance Benefits under Employment Agreements with Messrs. Burris and Gaydos. Messrs. Burris and Gaydos have entered into employment agreements that provide for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) at any time. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). Since Messrs. Burris and Gaydos commenced employment with us following the Merger, their employment agreements do not provide for enhanced severance if we have a change in control.

Severance Benefits under Interim CEO Agreement. The Interim Chief Executive Officer Agreement we entered into with Mr. Snyder on June 2, 2011 provided that if Mr. Snyder’s employment was terminated within four months of commencing employment with us and such termination was not due to Mr. Snyder’s voluntary resignation (other than at the request of the Board of Directors or the Chairman of the Board of Directors), he would be entitled to continued payment of his base salary for the remainder of such four-month period and his prorated bonus would be calculated as if he had been employed for the full four-month period. Mr. Snyder received continued payment of his base salary until October 2, 2011 since Mr. Burris became our permanent chief executive officer on September 12, 2011.

Change in Control Benefits under Stock Option Award Agreements. As described in detail below under the heading “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” the stock option award agreements between us and our named executive officers provide that the time-based vesting options, granted pursuant to our 2010 Stock Incentive Plan, will vest in full immediately prior to a change in control (as defined in the plan).

In the event of a change in control, the agreements also provide that the portion of the performance-based vesting options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. We agreed to provide accelerated vesting of unvested time-based options and performance-based options (other than that portion of the performance-based option that did not vest in any year prior to a change in control) in order to ensure that our executives are solely focused on helping us consummate a change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger (the “H&F Investors”) receive a three times return on their initial cash investment in Parent.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to, or earned by, each of the named executive officers for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Name and Principal Position	Year	Salary	Bonus (1)		Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Jerry W. Burris,	2011	$168,878	$168,157		$—	$—	$—	$—	$24,689	(5)	$361,724
President and Chief
Executive Officer

Stephen E. Graham(8),	2011	312,000	—		—	—	—	—	11,636		323,636
Senior Vice	2010	304,500	—		—	2,726,365	312,000	—	1,577,529		4,920,394
President—Chief Financial Officer and Secretary	2009	158,077	—		—	—	300,000	—	633		458,710

Robert C. Gaydos,	2011	135,420	125,000		—	—	—	—	47,653	(5)	308,073
Senior Vice President of
Operations

Brad S. Beard,	2011	250,000	—		—	—	—	—	15,163		265,163
Vice President of AMI
Distribution

John F. Haumesser,	2011	262,000	—		—	—	—	—	1,708		263,708
Vice President of	2010	255,780	—		—	3,406,294	262,080	—	1,969,571		5,893,725
Human Resources	2009	252,000	—		—	—	252,000	—	4,474		508,474

Thomas N. Chieffe(8),	2011	258,976	—		—	—	—	—	4,572,588	(6)	4,831,564
Former President and Chief	2010	587,502	500,000	(4)	—	14,100,490	900,000	—	9,570,246		25,658,238
Executive Officer	2009	550,000	500,000		—	—	825,000	—	13,999		1,888,999

Dana R. Snyder,	2011	206,330	—		510,000	—	—	—	90,805		807,135	(7)
Former Interim Chief
Executive Officer

Warren J. Arthur(8),	2011	129,552			—	—	—	—	1,096,352	(6)	1,225,904
Former Senior Vice President	2010	253,754	—		—	3,270,016	260,000	—	3,061,541		6,845,311
of Operations	2009	234,378	—		—	—	250,000	—	774		485,152

Robert M. Franco(8),	2011	85,998	—		—	—	—	—	1,451,301	(6)	1,537,299
Former President of	2010	335,720	—		—	5,450,071	343,980	—	3,162,985		9,292,756
AMI Distribution	2009	330,000	—		—	—	330,000	—	22,977		682,977

(1)	For Mr. Burris, amount consists of his guaranteed prorated target bonus for the 2011 fiscal year and for Mr. Gaydos, amount consists of his one-time signing bonus.

(2)	The dollar amount provided herein reflects the dollar amount recognized for financial statement purposes for the 2011 fiscal year in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and the incremental fair value of the repriced options and our general approach to our valuation methodology are set forth in Note 12 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
(3)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee. Except for the guaranteed pro-rata bonus described in footnote (1) above, no annual incentive bonuses were paid for fiscal 2011 because the revised EBITDA threshold was not achieved.
(4)	In connection with treating Mr. Chieffe’s resignation as a termination without cause, his employment agreement provides that he continues to be entitled to receive the last two installments of his special retention incentive bonus (which bonus totals $2,000,000) payable in four equal annual installments commencing on October 1, 2010. He received the first installment of $500,000 in fiscal 2010. Remaining payments related to the special retention incentive bonus are reported as part of Mr. Chieffe’s severance.
(5)	For Messrs. Burris and Gaydos, amount includes $24,285 and $46,390 of moving expenses, respectively.
(6)	For Mr. Chieffe such amount includes $4,558,812 of severance pay, which includes the $500,000 installment of Mr. Chieffe’s special retention incentive bonus paid on October 1, 2011 and the remaining two $500,000 installments to be paid on October 1, 2012 and October 1 2013, respectively, and $36,058 of accrued vacation that became payable as part of his employment agreement. For Messrs. Arthur and Franco such amounts include $1,095,080 and $1,422,552 of severance payments, respectively.
(7)	For the period from June 2, 2011 to September 12, 2011, Mr. Snyder was employed by us as our Interim Chief Executive Officer in accordance with the Interim Chief Executive Officer Agreement. Mr. Snyder was not entitled to receive fees for attending any board or committee meetings during his employment as Interim Chief Executive Officer under such agreement. Compensation amounts reported above reflect only compensation received by Mr. Snyder for his services as Interim Chief Executive Officer when employed by us. Compensation received by Mr. Snyder related to his services as a director is reported separately in the Director Compensation Table disclosed below. Amount includes a discretionary bonus paid in shares of Parent common stock for recognition of his service to our Company as our Interim Chief Executive Officer.
(8)	On March 31, 2011, Mr. Franco’s employment with us as our President of AMI Distribution for our Company terminated. On June 2, 2011, Mr. Chieffe resigned from his position as President and Chief Executive Officer and as a director of our Company. On June 29, 2011, Mr. Arthur resigned from his position as Senior Vice President of Operations of our Company. On February 24, 2012, Mr. Graham resigned from his position as Chief Financial Officer and Secretary of our Company.

EMPLOYMENT AGREEMENTS

As a matter of practice, we enter into employment agreements with our executive officers that establish minimum salary levels, outline the terms of their discretionary and annual incentive bonuses, and provide for severance benefits in the event of a qualifying termination. The following is a summary of the significant terms of each named executive officer’s employment agreement.

Mr. Burris

Effective September 12, 2011, we entered into an employment agreement with Mr. Burris, pursuant to which he commenced serving as our President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Burris will receive an annual base salary of $550,000, and is eligible for an annual bonus with a target bonus opportunity equal to 100% of his base salary and a maximum bonus opportunity equal to 255% of his base salary. For fiscal year 2011, Mr. Burris was entitled to a guaranteed bonus equal to this target bonus amount prorated for the number of days during which he was employed with us in fiscal year 2011. We reimbursed Mr. Burris for certain amounts in connection with his relocation to the Northeast Ohio area and related travel.

If Mr. Burris’ employment is terminated by us other than for cause (and not due to death or disability), he will be entitled to (i) his base salary for two years, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to two years. The severance benefits are subject to Mr. Burris’ execution of a general release in favor of us and our affiliates and Mr. Burris’ continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G or would give rise to a related excise tax on Mr. Burris.

Pursuant to the employment agreement, Mr. Burris will be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. Mr. Burris’ employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.

Mr. Snyder

On June 2, 2011, Mr. Snyder was appointed our Interim Chief Executive Officer pursuant to an Interim Chief Executive Officer Agreement (the “Interim CEO Agreement”), dated as of June 2, 2011, pursuant to which Mr. Snyder was entitled to receive an annual base salary of $625,000 and a target annual bonus opportunity equal to 100% of his annual base salary, but with a maximum possible bonus opportunity equal to 255% of his annual base salary (which bonus was prorated based on the number of days Mr. Snyder was actually employed by us in 2011 as Interim Chief Executive Officer). In the event that Mr. Snyder’s employment was terminated within four months of commencing employment with us and such termination was not due to Mr. Snyder’s voluntary resignation (other than at the request of the Board of Directors or the Chairman of the Board of Directors), Mr. Snyder was entitled to continued payment of his base salary for the remainder of such four-month period and the prorated bonus was calculated as if he had been employed for the full four-month period. In lieu of his cash bonus, Mr. Snyder was granted a fully vested restricted stock award, consisting of 18,800 shares of Parent common stock, on September 28, 2011, having a grant date fair value of $79,900 computed in accordance with ASC 718.

Mr. Snyder was not entitled to receive fees for attending board and committee meetings while serving as Interim Chief Executive Officer, and his board retainers were appropriately prorated for 2011 such that he was only paid such retainers for the portion of 2011 in which he was not serving as Interim Chief Executive Officer.

Pursuant to the Interim CEO Agreement, Mr. Snyder was subject to restrictions on competition and solicitation during his employment with us and for a period of one year thereafter. The Interim CEO Agreement also contained standard confidentiality, invention assignment and non-disparagement covenants.

In connection with Mr. Snyder’s appointment and service as Interim Chief Executive Officer, Parent granted Mr. Snyder 40,000 shares of restricted stock of Parent on June 2, 2011 and 40,000 shares of restricted stock of Parent on September 2, 2011. The restricted stock vested in full on September 12, 2011, the date on which Mr. Burris became our permanent Chief Executive Officer.

Mr. Morrisroe

On February 27, 2012, we entered into an employment agreement with Mr. Morrisroe, pursuant to which he agreed to serve as our Senior Vice President and Chief Financial Officer. Pursuant to the employment agreement, Mr. Morrisroe will receive an annual base salary of $325,000, and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary. In connection with the commencement of Mr. Morrisroe’s employment with the Company, he received a one-time signing bonus of $125,000. We reimbursed Mr. Morrisroe for certain amounts in connection with his relocation to the Northeast Ohio area and related travel. If Mr. Morrisroe’s employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Morrisroe’s execution of a general release in favor of us and our affiliates and Mr. Morrisroe’s continued compliance with the restrictive covenants in the employment agreement. Mr. Morrisroe will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.

Mr. Graham

Mr. Graham was our Senior Vice President and Chief Financial Officer on December 31, 2011. Mr. Graham resigned from employment with us on February 24, 2012, and we agreed to treat his resignation in the same manner as if he were terminated without cause pursuant to the terms of his employment agreement with us, dated October 13, 2010. The initial term of the employment agreement was three years, and on the third anniversary of the effective date and each successive anniversary thereof, the employment term would automatically extend by one year unless we gave Mr. Graham notice not to extend the employment term. The employment agreement provided for a base salary of $312,000 per year, subject to annual review and which could not be decreased, and the eligibility to earn a target annual incentive bonus equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.

The terms of the employment agreement provided that if Mr. Graham’s employment was involuntarily terminated by us without cause or if Mr. Graham elected to resign following the occurrence of certain adverse changes to his employment, in each case, within two years from October 13, 2010 (i.e., the post-change in control period), Mr. Graham would be entitled to the following severance benefits: (i) a payment in an amount equal to (A) two times Mr. Graham’s base salary and (B) two times Mr. Graham’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount will be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, paid at the time such bonus would have otherwise been paid absent such termination, (iii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Graham from another employer during this period, and (iv) the cost of employee outplacement services equal to $30,000. Mr. Graham’s employment agreement also provided that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Graham is employed by us and for the two-year period thereafter. Mr. Graham’s severance payments and benefits were conditioned upon Mr. Graham executing a general release of claims in favor of us and our affiliates within 60 days of his termination date, which release was so executed.

Mr. Gaydos

On August 1, 2011, we entered into an employment agreement with Mr. Gaydos, pursuant to which he agreed to serve as our Senior Vice President, Operations. The initial term of his employment agreement is three years. Pursuant to the employment agreement, Mr. Gaydos will receive an annual base salary of $325,000, a signing bonus of $125,000 and will have a target annual bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary. We reimbursed Mr. Gaydos for certain amounts in connection with his relocation to the Northeast Ohio area and related travel.

If Mr. Gaydos’ employment is terminated by us without cause, he will receive (i) an amount equal to his base salary payable in 12 equal monthly installments in accordance with our payroll procedures over the twelve-month period following such termination of employment, (ii) a pro-rated portion of his annual target bonus and (iii) continued medical and dental benefits for twelve months. The severance benefits are subject to Mr. Gaydos’ execution of a general release in favor of us and our affiliates and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G or would give rise to a related excise tax on Mr. Gaydos.

Pursuant to the employment agreement, Mr. Gaydos will be subject to restrictions on competition and interference during his employment with us and for a period of two years thereafter. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement covenants.

Mr. Beard

On December 20, 2010, we entered into an employment agreement with Mr. Beard, pursuant to which he agreed to serve as our Vice President of AMI Distribution. Pursuant to the employment agreement, Mr. Beard will receive an annual base salary of $250,000 and will have a target annual bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary. On February 15, 2012, Mr. Beard’s employment agreement was amended in connection with his assumption of the position of Senior Vice President – New Business Development and National Sales, effective as of February 20, 2012. In addition, his employment agreement was amended to provide that if he is terminated without cause (and not due to death or disability), at any time during the period commencing on December 21, 2012 and ending on June 19, 2013, in addition to the severance payments described below, he will be entitled to receive a supplemental severance payment equal to one times his annual target bonus award.

The employment agreement provides that if Mr. Beard’s employment is terminated by us without cause or he is a good leaver at any time during the 24-month period commencing on December 20, 2010 (the “Post-Change Period”), he will be entitled to (i) an amount equal to two times his base salary and two times his annual target bonus payable in 24 equal monthly installments in accordance with our payroll procedures over the 24-month period following such termination of employment, (ii) if the termination occurs after June 30th in any calendar year, a pro-rated portion of his annual target bonus, (iii) continued medical, dental and life insurance benefits for up to 24 months (or reimbursement for the cost of such benefits) and (iv) outplacement services in the amount of $30,000. If he is terminated without cause at any time other than during the Post-Change Period, he will receive (A) an amount equal to his base salary payable in 12 equal monthly installments in accordance with our payroll procedures over the twelve-month period following such termination of employment, (B) a pro-rated portion of his annual target bonus and (C) continued medical, dental and life insurance benefits for twelve months (or reimbursement for the cost of such benefits). The severance benefits are subject to Mr. Beard’s execution of a general release in favor of us and our affiliates and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G or would give rise to a related excise tax on Mr. Beard.

Pursuant to the employment agreement, Mr. Beard will be subject to restrictions on competition and interference during his employment with us and for a period of two years thereafter. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement covenants.

Mr. Haumesser

Mr. Haumesser entered into an employment agreement with us on October 13, 2010. Under the terms of his employment agreement, Mr. Haumesser serves as our Senior Vice President of Human Resources. The initial term of the employment agreement is three years and on the third anniversary of the effective date and each successive anniversary thereof, the employment term will automatically extend by one year unless we give to Mr. Haumesser notice not to extend the employment term. The employment agreement provides for a base salary of $262,000 per year, subject to annual review and which may not be decreased, and eligibility to earn a target annual incentive bonus equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.

The employment agreement provides that if Mr. Haumesser’s employment is involuntarily terminated by us without cause (other than if such termination occurs during the two year post-change in control period commencing on October 13, 2010), he will be entitled to the following severance benefits: (1) severance equal to the base salary in effect immediately prior to the date of termination of employment, which amount shall be paid commencing on the 61st day following such termination in 12 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (2) continued medical and dental benefits consistent with the terms in effect for our active employees for 12 months (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received from another employer during this period, and (3) a pro rata portion of any annual incentive bonus payable for the year of termination, paid at the time such bonus would have otherwise been paid absent such termination. The terms of the employment agreement also provides that if Mr. Haumesser’s employment is involuntarily terminated by us without cause or if he elects to resign following the occurrence of certain adverse changes to his employment, in each case, within two years from October 13, 2010 (i.e., the post-change in control period), Mr. Haumesser be entitled to the following severance benefits in lieu of his normal severance benefits described above: (i) a payment in an amount equal to (A) two times Mr. Haumesser’s base salary and (B) two times Mr. Haumesser’s annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount shall be paid commencing on the 61st day following such termination in 24 equal monthly installments (other than the first installment which will include all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) if the termination occurs after June 30 in any year, a prorated portion of his annual incentive pay for that calendar year, paid at the time such bonus would have otherwise been paid absent such termination, (iii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by Mr. Haumesser from another employer during this period, and (iv) the cost of employee outplacement services equal to $30,000. Mr. Haumesser’s employment agreement also provides that he is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, in both cases for the period during which Mr. Haumesser is employed by us and for the two-year period thereafter. The severance benefits are subject to Mr. Haumesser’s execution of a general release in favor of us and our affiliates and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G or would give rise to a related excise tax on Mr. Haumesser.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes the grants of equity and non-equity plan-based awards made to executive officers during the 2011 fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Fair Market Value on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)		Maximum (#)
Jerry W. Burris		—	—	—	—	—		—	—		—		—			—
	09/12/2011										555,000	(4)	5.00			—	(9)
	09/12/2011										462,500	(4)	10.00	(5)		—	(9)
	09/12/2011										462,500	(4)	20.00	(7)		—	(9)
	09/12/2011					—					22,504	(13)	5.00			—	(9)
Dana R. Snyder(12)		—	—	—	—	—		—	—		—		—			—
	06/02/2011								40,000	(8)					8.50	340,000
	09/02/2011								40,000	(8)					4.25	170,000
	09/28/2011								18,800	(8)					4.25	79,900
Thomas N. Chieffe(12)		—	—	—	—	—		—	—		—		—			—
Stephen E. Graham(12)		—	—	—	—	—		—	—		—		—			—
	07/12/2011					18,074	(10)						10.00			—	(9)
	09/12/2011										108,442	(11)	5.00			—	(9)
	09/12/2011										90,369	(11)	10.00	(5)		—	(9)
	09/12/2011										90,369	(11)	20.00	(7)		—	(9)
Robert C. Gaydos		27,100	81,300	211,300	—	—		—	—		—		—			—
	08/01/2011										120,000	(4)	10.00			—	(9)
	08/01/2011										100,000	(4)	20.00	(5)		—	(9)
	08/01/2011										100,000	(4)	30.00	(6)		—	(9)
	08/01/2011					16,000	(4)						10.00			—	(9)
	09/12/2011										120,000	(11)	5.00			—	(9)
	09/12/2011										100,000	(11)	10.00	(5)		—	(9)
	09/12/2011										100,000	(11)	20.00	(7)		—	(9)
	09/12/2011					16,000	(11)						5.00			—	(9)
Warren J. Arthur(12)		—	—	—	—	—		—	—		—		—			—
Robert M. Franco(12)		—	—	—	—	—		—	—		—		—			—
Brad S. Beard		50,000	150,000	390,000	—	—		—	—		—		—			—
	07/12/2011					13,555	(10)						10.00			—	(9)
	09/12/2011										81,332	(11)	5.00			—	(9)
	09/12/2011										67,776	(11)	10.00	(5)		—	(9)
	09/12/2011										67,776	(11)	20.00	(7)		—	(9)
John F. Haumesser		52,400	157,200	408,720	—	—		—	—		—		—			—
	07/12/2011					18,074	(10)						10.00			—	(9)
	09/12/2011										108,442	(11)	5.00			—	(9)
	09/12/2011										90,369	(11)	10.00	(5)		—	(9)
	09/12/2011										90,369	(11)	20.00	(7)		—	(9)

(1)	Amounts in the table above under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” reflect the annual cash incentive bonuses that could be earned by each of our named executive officers upon the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives for 2011 at threshold, target and maximum levels of performance (based on the achievement of the goals applicable to the full fiscal year).

(2)	As described in detail below under the heading “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” of the total number of options granted in 2011, eighty percent are subject to time-based vesting and the remaining twenty percent are subject to performance-based vesting. The performance-based options vest upon the attainment of annual EBITDA-based performance targets over a 5-year period, subject to the executive’s continued service over such period. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.
(3)	The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2011 fiscal year in accordance with ASC 718, or in the case of options subject to the repricing, amounts represents the incremental fair value of the stock options in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and the incremental fair value of the repriced options and our general approach to our valuation methodology are set forth in Note 12 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
(4)	As described in detail below under the caption “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” of the total number of options granted in 2011, eighty percent are subject to time-based vesting and the remaining twenty percent are subject to performance-based vesting. Thirty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying Parent common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to either three or four times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting of such time-based options accelerates in full if there is a change in control.
(5)	The exercise price equals two times the grant date fair market value of Parent common stock.
(6)	The exercise price equals three times the grant date fair market value of Parent common stock.
(7)	The exercise price equals four times the grant date fair market value of Parent common stock.
(8)	Award of restricted stock which vested on the date on which a permanent Chief Executive Officer commenced employment with us. The restricted stock award granted on September 28, 2011, was in lieu of a cash bonus and vested immediately.
(9)	The grant date fair value is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the right of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.
(10)	Represents the number of shares subject to the performance-based options granted in October 2010 that were amended in July 2011 to adjust the EBITDA performance target for the 2011 fiscal year and excludes performance-based awards granted or modified during 2011 that are subject to future EBITDA performance conditions.
(11)	Represents the number of shares subject to the time-based and performance-based options granted in October 2010 that were modified to reduce the exercise price of such Eligible Options in September 2011.
(12)	Messrs. Chieffe, Snyder, Arthur and Franco’s employment with our Company terminated in 2011, and Mr. Graham’s employment with our Company terminated in 2012. As a result, the former named executive officers forego all future payments under our non-equity incentive plan awards and forfeited all unvested equity awards.
(13)	Represents the 2011 tranche of Mr. Burris’ performance-based award that is not subject to vesting based on the attainment of certain operating results for fiscal 2011, but fully vested on January 1, 2012 due to Mr. Burris’ continued employment with us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)		Option Expiration Date
Jerry W. Burris	—		555,000	(1)	—	(2)	5.00		09/12/2021
	—		462,500	(1)	—	(2)	10.00		09/12/2021
	—		462,500	(1)	—	(2)	20.00		09/12/2021
	—		—		22,504	(6)	5.00		09/12/2021
Stephen E. Graham	27,111	(1)	—		—	(2)	10.00	(4)	10/13/2020
	22,592	(1)	—		—	(2)	20.00	(4)	10/13/2020
	22,592	(1)	—		—	(2)	30.00	(4)	10/13/2020
	—		108,442	(1)	—	(2)	5.00	(3)	10/13/2020
	—		90,369	(1)	—	(2)	10.00	(3)	10/13/2020
	—		90,369	(1)	—	(2)	20.00	(3)	10/13/2020
	18,074		—		—	(2)	10.00	(4)	10/13/2020
Robert C. Gaydos	—		120,000	(1)	—	(2)	5.00	(3)	08/01/2021
	—		100,000	(1)	—	(2)	10.00	(3)	08/01/2021
	—		100,000	(1)	—	(2)	20.00	(3)	08/01/2021
	16,000		—		—	(2)	5.00	(3)	08/01/2021
Brad S. Beard	20,333	(1)	—		—	(2)	10.00	(4)	12/20/2020
	16,944	(1)	—		—	(2)	20.00	(4)	12/20/2020
	16,944	(1)	—		—	(2)	30.00	(4)	12/20/2020
	—		81,332	(1)	—	(2)	5.00	(3)	12/20/2020
	—		67,776	(1)	—	(2)	10.00	(3)	12/20/2020
	—		67,776	(1)	—	(2)	20.00	(3)	12/20/2020
	13,555		—		—	(2)	10.00	(4)	12/20/2020
John F. Haumesser	27,111	(1)	—		—	(2)	10.00	(4)	10/13/2020
	22,592	(1)	—		—	(2)	20.00	(4)	10/13/2020
	22,592	(1)	—		—	(2)	30.00	(4)	10/13/2020
	—		108,442	(1)	—	(2)	5.00	(3)	10/13/2020
	—		90,369	(1)	—	(2)	10.00	(3)	10/13/2020
	—		90,369	(1)	—	(2)	20.00	(3)	10/13/2020
	18,074		—		—	(2)	10.00	(4)	10/13/2020
Thomas N. Chieffe (5)	—		—		—		—		—
Warren J. Arthur (5)	—		—		—		—		—
Robert M. Franco (5)	—		—		—		—		—

(1)	Eighty percent of the total number of options granted are subject to time-based vesting and 20% are performance-based vesting. Except for options repriced in 2011 (where the exercise price was reduced), of the total number of options granted, thirty percent have an exercise price equal to the grant date fair market value of the underlying Parent common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to either three or four times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting accelerates in full if there is a change in control.

(2)	Twenty percent of the total number of options granted are subject to performance-based vesting. Except for options repriced in 2011 (where the exercise price was reduced), the performance-based options were granted with an exercise price equal to the grant date fair market value of the underlying stock and vest upon the attainment of EBITDA-based performance goals determined annually by the Board of Directors over a five-year period, subject to the executive’s continued service over such period. The 2011 tranche of performance-based awards granted or modified in 2011 are vested and outstanding as of December 31, 2011. The remaining tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with ASC 718. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.
(3)	Effective September 12, 2011, the option exercise price was reduced (but not below the then current fair market value of Parent common stock).
(4)	Outstanding options granted during 2010 and scheduled to vest in 2011 were not modified to reduce the exercise price of such options.
(5)	Outstanding options held by each of Messrs. Chieffe, Arthur and Franco were cancelled upon their respective resignations from our Company since each such resignation took place prior to a vesting date.
(6)	Represents the 2011 tranche of Mr. Burris’ performance-based award that is not subject to vesting based on the attainment of certain operating results for fiscal 2011, but fully vested on January 1, 2012 due to Mr. Burris’ continued employment with us.

AMH Investment Holdings Corp. 2010 Stock Incentive Plan

Options, and solely in the case of Mr. Snyder, restricted stock, have been issued to our named executive officers under the AMH Investment Holdings Corp. 2010 Stock Incentive Plan.

In October 2010, in connection with the Merger, Parent adopted the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (the “2010 Plan”), pursuant to which a total of 6,150,076 shares of Parent common stock, par value $0.01 per share, are reserved for issuance pursuant to awards under the 2010 Plan. The 2010 Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards. The Committee administers the 2010 Plan and selects eligible executives, directors, and employees of, and consultants to, Parent and its affiliates (including us), to receive awards under the 2010 Plan. Shares of Parent common stock acquired pursuant to awards granted under the 2010 Plan will be subject to certain transfer restrictions and repurchase rights set forth in the 2010 Plan. The Committee determines the number of shares of stock covered by awards granted under the 2010 Plan and the terms of each award, including but not limited to, the terms under which stock options may be exercised, the exercise price of the stock options and other terms and conditions of the options and other awards in accordance with the provisions of the 2010 Plan. In the event Parent undergoes a change of control, as defined below, the Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards. Subject to particular limitations specified in the 2010 Plan, Parent’s board of directors may amend or terminate the 2010 Plan. The 2010 Plan will terminate no later than 10 years following its effective date; however, any awards outstanding under the 2010 Plan will remain outstanding in accordance with their terms.

OPTIONS EXERCISES AND STOCK AWARDS VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jerry W. Burris	—	—	—	—
Stephen E. Graham	—	—	—	—
Robert C. Gaydos	—	—	—	—
Brad S. Beard	—	—	—	—
John F. Haumesser	—	—	—	—
Thomas N. Chieffe	—	—	—	—
Dana R. Snyder (1)	—	—	98,800	589,900
Warren J. Arthur	—	—	—	—
Robert M. Franco	—	—	—	—

(1)	Compensation amounts reported above reflect only compensation received when Mr. Snyder was employed by us as the interim Chief Executive Officer. Compensation received by Mr. Snyder for the period when he was not employed by Company but was a non-executive director is reported in the Director Compensation Table disclosed below. The dollar amount provided herein reflects the vesting of 80,000 shares on September 12, 2011 with a weighted average fair market value $6.38 and 18,800 shares vesting on September 28, 2011 with fair market value of $4.25. The fair market value of the awards was determined in accordance with ASC 718.

PENSION BENEFITS

We do not maintain any pension plans which provide for payments or other benefits in connection with the retirement of any current named executive officer.

NON-QUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified defined contribution or other deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Benefits. We, as a matter of practice, provide severance benefits to all of our named executive officers and other management employees upon a termination by us without cause or, for certain named executive officers, by the executive for good reason. To be eligible to receive such benefits following a qualifying termination, the employee must first execute a general release of claims in the form determined by us.

Individual Agreements. Each of Messrs. Beard and Haumesser is party to an employment agreement that sets forth the severance benefits to be provided to such executive upon a qualifying termination that occurs outside of the two year period following a change in control or within the two year period following a change in control. We had a change in control on October 13, 2010, so the change in control period is currently in effect and will expire on October 13, 2012 for Mr. Haumesser and December 20, 2012 for Mr. Beard (and will not apply following a subsequent change in control). Each of Messrs. Burris and Gaydos is party to an employment agreement that provides for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) at any time (without regard to whether such termination occurs following a change in control). In addition, Mr. Snyder was a party to an interim chief officer employment agreement that provided that if Mr. Snyder’s employment was terminated within four months of commencing employment with us and such termination was not due to Mr. Snyder’s voluntary resignation (other than at the request of the Board of Directors or the Chairman of the Board of Directors), he would be entitled to continued payment of his base salary for the remainder of such four-month period and his prorated bonus would be calculated as if he had been employed for the full four-month period. Mr. Snyder received continued payment of his base salary until October 2, 2011 since Mr. Burris became our permanent chief executive officer on September 12, 2011. Refer to the “Employment Agreements” section for additional discussion regarding the employment agreements with our executives.

Option Agreements. The stock option award agreements between us and our named executive officers provide that the time-based vesting options, granted pursuant to our 2010 Stock Incentive Plan, will vest in full immediately prior to a change in control. In the event of a change in control, the agreements also provide that the portion of the performance-based vesting options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

The table below summarizes the severance benefits that would have been payable to our named executive officers in connection with a termination without cause or a good leaver resignation had such event occurred on December 31, 2011, which date would occur during the post-change in control period.

	Severance Benefits				Change in Control Benefits (4)
Name	Severance Payments		Benefits (3)	Total	Severance Payments (2)	Benefits (3)	Total
Jerry W. Burris	$1,268,157	(1)	$13,080	$1,281,237	$—	$—	$—
Stephen E. Graham	—		—	—	1,224,000	43,080	1,267,080
Robert C. Gaydos	325,000	(2)	6,540	331,540	—	—	—
Brad Beard	—		—	—	552,172	43,080	595,252
John F. Haumesser	—		—	—	1,028,000	43,080	1,071,080

(1)	Based on the terms of Mr. Burris’ employment agreement, such amount is equal to the sum of two times his current annual base salary of $550,000 and the pro-rata share of his annual incentive bonus.
(2)	Based on the terms of Mr. Gaydos’s employment agreement, such amount is equal to the sum of his current annual base salary of $325,000 and the pro-rata share of his annual incentive bonus. The amounts reported above reflect Mr. Burris’ guaranteed prorated target bonus for the 2011 fiscal year. Mr. Gaydos was not due a prorated target bonus for the 2011 fiscal year as the requisite EBITDA thresholds were not met.
(3)	Based on the terms of the employment agreements for Messrs. Graham, Beard and Haumesser, such amount is equal to the sum of two times the executive’s current annual base salary and two times the executive’s annual incentive bonus (based on the highest amount of annual incentive bonus earned by the executive in any calendar year during the three calendar years immediately preceding the year in which the Merger occurred).
(4)	Represents an estimate of the medical benefits, based on our current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.
(5)	The value of the option acceleration is not included in the table below because all options have an exercise price that exceeds the fair market value of the underlying Parent common stock as of December 31, 2011.

Named Executive Officers Terminated During 2011

Mr. Chieffe

On June 2, 2011, Mr. Chieffe resigned from his position as our President and Chief Executive Officer. We agreed to treat Mr. Chieffe’s resignation in the same manner as if he were terminated without cause pursuant to the terms of his employment agreement with us, dated October 13, 2010. In lieu of the outplacement services contemplated by his employment agreement, we paid $30,000 to Mr. Chieffe in a single lump sum, less applicable tax withholdings. In connection with his resignation and pursuant to the terms of his employment agreement, Mr. Chieffe received severance pay equal to $845,833 in 2011, which represents two time his base salary, plus two times his annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amounts are payable over 24 months. Mr. Chieffe is receiving continued medical, dental and life insurance benefits consistent with the terms in effect for such benefits for active employees for the 24-month period following his resignation (reduced to the extent comparable benefits are received by him from another employer during such 24-month period). Mr. Chieffe received his Special Retention Bonus of $500,000 per year, which was paid on October 1, 2011, and he continues to be eligible to receive $500,000 on October 1, 2012 and October 1, 2013.

Messrs. Arthur and Franco

On June 29, 2011, Mr. Arthur resigned from his position as our Senior Vice President of Operations. On March 31, 2011, Mr. Franco resigned from his position as our President of AMI Distribution. We agreed to treat each such termination as if the executive were terminated without cause pursuant to the terms of his respective employment agreement with us, in each case dated October 13, 2010. The terms of the employment agreements provided for the following severance if Mr. Arthur or Mr. Franco was terminated by us without cause within two years from October 13, 2010 (i.e., the post-change in control period): (i) a payment in an amount equal to (A) two times base salary and (B) two times annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount commenced being paid on the 61st day following such termination in 24 equal monthly installments (other than the first installment which included all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by the executive from another employer during this period and (iii) the cost of employee outplacement services equal to $30,000. In 2011, Mr. Arthur received $285,000 in severance pay in connection with his termination of employment and Mr. Franco received $517,311 of severance pay. The employment agreements also provided that the executive is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, for the two-year period following the executive’s resignation. The severance payments and benefits were conditioned upon each executive executing a general release of claims in favor of us and our affiliates within 60 days of such termination date, which releases were so executed.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (1)
Erik Ragatz	$—	$—	$—	$—	$—	$—	$—
Charles A. Carroll	51,000	61,625	—	—	—	—	112,625
Dana R. Snyder (2)	32,097	57,375	—	—	—	—	89,472
Robert B. Henske	—	—	—	—	—	—	—
Adam B. Durrett	—	—	—	—	—	—	—
Stefan Goetz (4)	—	—	—	—	—	—	—

(1)	Mr. Burris, our Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director. The compensation received by Mr. Burris is shown in the Summary Compensation Table.
(2)	In accordance with Mr. Snyder’s Interim Chief Executive Officer Agreement, Mr. Snyder was not entitled to receive fees for attending any board or committee meetings during his employment as Interim CEO under the agreement. Compensation amounts reported above reflect only compensation received for director services when Mr. Snyder was not employed by us. As a named executive officer, compensation received by Mr. Snyder during his employment with us is reported as executive compensation in the Summary Compensation Table disclosed above.
(3)	Restricted stock awards are granted to non-employee directors pursuant to the AMH Investment Holdings Corp. 2010 Stock Incentive Plan. These annual awards vest at various dates with vesting periods up to one year. The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2011 fiscal year in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of stock awards and our general approach to our valuation methodology are set forth in Note 12 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
(4)	Mr. Goetz resigned his board position effective January 25, 2012.

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

Messrs. Ragatz and Henske are managing directors of Hellman & Friedman. As of December 31, 2011, the H&F Investors control approximately 97% of the outstanding common stock of Parent. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, Related Transactions and Director Independence.”

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

H&F is able to control all actions taken by Parent’s board of directors by virtue of its being able to designate a majority of the directors and its rights under the stockholders agreement to which it, Parent, Holdings, our Company and the Management Stockholders are parties. In addition, as a result of the voting and transfer provisions of the stockholders agreement, the Investors may be deemed to constitute a group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each of the Investors in this group may be deemed to beneficially own all of the shares of Parent common stock held by the other Investors. Each of the Investors disclaims any beneficial ownership of shares of Parent common stock held by the other Investors.

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

The following table sets forth certain information as of March 29, 2012, regarding the beneficial ownership of Parent by:

•	each person known by us to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of Parent;

•	the directors and named executive officers of Parent and our Company; and

•	all directors and named executive officers of Parent and our Company as a group.

We determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days as of March 29, 2012 through the exercise of any options or the conversion of convertible debt. None of the shares of Parent common stock has been pledged as collateral. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Common Stock
	Number of Shares	% of Class
Investment funds affiliated with Hellman & Friedman LLC (1)	53,995,660	98.06%
Executive Officers and Directors		*
Jerry W. Burris (2)	242,504	*
Paul Morrisroe	—	*
Robert C. Gaydos (3)	16,000	*
John F. Haumesser (4)	167,160	*
Dave Nagle	—	*
Brad Beard (5)	67,776	*
Erik D. Ragatz (1)	—	*
Charles A. Carroll	506,000	*
Dana R. Snyder	70,958	*
Robert B. Henske (1)	—	*
Adam B. Durrett (1)	—	*
All directors and executive officers as a group (6)	1,070,398	1.94%

*	Indicates ownership of less than 1%
(1)	Hellman & Friedman Capital Partners VI, L.P. (“HFCP VI”), Hellman & Friedman Capital Partners VI (Parallel), L.P. (“HFCP VI (Parallel)”), Hellman & Friedman Capital Executives VI, L.P. (“HFCE VI”) and Hellman & Friedman Capital Associates VI, L.P. (“HFCA VI,” and together with HFCP VI, HFCP VI (Parallel) and HFCE VI, the “H&F Entities”) beneficially own 53,995,660 shares of Parent common stock. The address for each of the H&F Entities is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, CA 94111. Such shares of Parent common stock are owned of record by HFCP VI, which owns 42,584,221 shares, HFCP VI (Parallel), which owns 11,179,259 shares, HFCE VI, which owns 176,025 shares, and HFCA VI, which owns 56,155 shares. Hellman & Friedman Investors VI, L.P. (“H&F Investors VI”) is the general partner of each of the H&F Entities. Hellman & Friedman LLC (“H&F”) is the general partner of H&F Investors VI. As the general partner of H&F Investors VI, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. An investment committee of H&F has sole voting and dispositive control over such shares of Parent common stock. Messrs. Ragatz and Henske serve as Managing Directors of Hellman & Friedman, but none of them serves on the investment committee. Each of the members of the investment committee, as well as Messrs. Ragatz, Henske and Durrett, disclaim beneficial ownership of such shares of Parent common stock, except to the extent of their respective pecuniary interest therein.
(2)	Includes 22,504 shares of Parent common stock issuable pursuant to options that are exercisable within 60 days of March 29, 2012.
(3)	Includes 16,000 shares of Parent common stock issuable pursuant to options that are exercisable within 60 days of March 29, 2012.
(4)	Includes 90,369 shares of Parent common stock issuable pursuant to options that are exercisable within 60 days of March 29, 2012.
(5)	Includes 67,776 shares of Parent common stock issuable pursuant to options that are exercisable within 60 days of March 29, 2012.
(6)	Includes 196,649 shares of Parent common stock issuable pursuant to options that are exercisable within 60 days of March 29, 2012.

ITEM 13. CERTAIN	RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Board of Directors. The Stockholders Agreement provides that, until an initial public offering of shares of Parent common stock, the owners of such shares who are parties to the agreement will vote their shares to elect a board of directors of Parent comprised of the following persons:

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

Indemnification of Directors and Officers

In February 2011, Parent, Holdings and our Company, (collectively, the “Companies”) entered into indemnification agreements with each of the then directors of the Companies (Messrs. Chieffe, Carroll, Snyder, Ragatz, Goetz, Henske and Durrett). In September 2011, the Companies entered into an indemnification agreement with Mr. Burris. The indemnification agreements provide that the Companies will jointly and severally indemnify each director to the fullest extent permitted by the Delaware general corporation law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding. Additionally, the Companies will generally advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith.

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

OTHER RELATIONSHIPS

Employment Agreements with Our Executive Officers

We have employment agreements with each of our executive officers (Messrs. Burris, Morrisroe, Gaydos, Haumesser, Nagle and Beard) pursuant to which they each agreed to serve as an executive officer of our Company and pursuant to which Mr. Burris agreed to serve as a member of Parent’s and our board of directors. See Item 11. “Executive Compensation — Employment Agreements.”

AlixPartners

During the year ended December 31, 2011, we paid AlixPartners, LLP, a portfolio company of H&F, $2.9 million in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics.

Other

Ms. Mason, the wife of Mr. Haumesser (our Senior Vice President of Human Resources), is one of our employees and, during the year ended December 31, 2011, we paid Ms. Mason salary of $128,772, bonus compensation of $30,000 and payments in reimbursement for relocation expenses of $13,213.

POLICIES AND PROCEDURES FOR REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

We have written policies governing conflicts of interest with our employees. In addition, we circulate director and executive officer questionnaires on an annual basis to identify potential conflicts of interest and related party transactions with such directors and officers. Although we do not have a formal process for approving related party transactions, the Board of Directors as a matter of practice has reviewed all of the transactions described in this Item 13.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Messrs. Ragatz, Carroll, Henske and Durrett qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the Board of Directors for determining the independence of its directors. Mr. Burris is not an independent director because of his employment by us. Mr. Snyder is not an independent director because of his employment as our Interim Chief Executive from June 2011 to September 2011. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee of the Board of Directors are independent. The members of the Audit Committee (Messrs. Durrett, Ragatz and Henske) do not qualify as independent under the heightened independence requirements for audit committees. The Audit Committee of the Board of Directors is not comprised solely of independent members under the heightened independence requirements, because we are a privately held company and not subject to applicable listing standards.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by our current and predecessor independent accountants, Deloitte & Touche LLP for services rendered during fiscal years 2011 and 2010 and Ernst & Young LLP for services rendered during fiscal year 2010 (in thousands):

	2011	2010
Audit Fees	$769	$841
Audit-Related Fees	382	301
Tax Fees	16	210
Other Fees	24	429

Total Fees	$1,191	$1,781

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

AUDIT FEES

Audit fees principally constitute fees billed for professional services rendered by Deloitte & Touche LLP for the audit of our consolidated financial statements for the years ended December 31, 2011 and January 1, 2011, and interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q filed during the 2011 and 2010 fiscal years. No audit fees were billed by Ernst & Young LLP during fiscal 2011 and 2010. The Audit Committee pre-approved 100% of the audit fees in 2011 and 2010.

AUDIT-RELATED FEES

Audit-related fees constitute fees billed for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than the services reported above under “Audit Fees.” In 2011 and 2010, these fees were primarily related to the professional services rendered in connection with the Merger and application of purchase accounting. Fees billed in 2010 by our predecessor independent accountants, Ernst and Young LLP, were for services rendered in connection with the Merger. The Audit Committee pre-approved 100% of the audit-related fees in 2011 and 2010.

TAX FEES

Tax fees constitute fees billed for professional services rendered by Deloitte & Touche LLP for tax advice and tax planning in fiscal years 2011 and 2010. Fees billed in 2010 by our predecessor independent accountants, Ernst and Young LLP, were for services rendered for tax planning. The Audit Committee pre-approved 100% of the tax fees in 2011 and 2010.

ALL OTHER FEES

All other fees constitute fees billed for professional services rendered by Deloitte & Touche LLP and Ernst & Young LLP. In 2011 and 2010, all other fees constitute fees billed for professional services rendered by Deloitte & Touche LLP include due diligence in connection with the Merger and the reporting requirements associated with the issuance of our 9.125% notes. Fees billed in 2010 by our predecessor independent accountants, Ernst and Young LLP, were for services rendered in connection with the reporting requirements associated with the issuance of our 9.125% notes and various debt restructurings. The Audit Committee pre-approved 100% of the other fees in 2011 and 2010.

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

ASSOCIATED MATERIALS, LLC

By:	/s/ Jerry W. Burris
Jerry W. Burris
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry W. Burris Jerry W. Burris	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ Paul Morrisroe Paul Morrisroe	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ Erik Ragatz Erik Ragatz	Chairman of the Board of Directors	March 30, 2012

/s/ Charles A. Carroll Charles A. Carroll	Director	March 30, 2012

/s/ Dana R. Snyder Dana R. Snyder	Director	March 30, 2012

/s/ Robert B. Henske Robert B. Henske	Director	March 30, 2012

/s/ Adam B. Durrett Adam B. Durrett	Director	March 30, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of September 8, 2010, among AMH Holdings II, Inc., Carey Investment Holdings Corp., Carey Intermediate Holdings Corp. and Carey Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Associated Materials, LLC’s Form 8-K, filed with the SEC on September 13, 2010).

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2†	Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC.

4.1†	Indenture, dated as of October 13, 2010, among Carey Acquisition Corp., Carey New Finance, Inc., Associated Materials, LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee and notes collateral agent.

4.2	Form of 9.125% Senior Secured Note due 2017 (included in Exhibit 4.1 hereto).

10.1†	Revolving Credit Agreement, dated as of October 13, 2010, among Associated Materials, LLC, Carey Intermediate Holdings Corp., Gentek Holdings, LLC, Gentek Building Products, Inc., Gentek Canada Holdings Limited, Associated Materials Canada Limited, Gentek Building Products Limited Partnership, the lenders party thereto and the agents party thereto.

10.2†	US Security Agreement, dated as of October 13, 2010, among Carey Intermediate Holdings Corp., Associated Materials, LLC, the other grantors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.3†	US Pledge Agreement, dated as of October 13, 2010, among Carey Intermediate Holdings Corp., Associated Materials, LLC, the other pledgors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.4†	US Guarantee, dated as of October 13, 2010, among Carey Intermediate Holdings Corp., Associated Materials, LLC, the other guarantors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.5†	Canadian Security Agreement, dated as of October 13, 2010, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership, the other grantors named therein and UBS AG Canada Branch, as Canadian collateral agent.

10.6†	Canadian Pledge Agreement, dated as of October 13, 2010, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership, the other pledgors named therein and UBS AG Canada Branch, as Canadian collateral agent.

10.7†	Canadian Pledge Agreement, dated as of October 13, 2010, between Gentek Building Products, Inc. and UBS AG, Stamford Branch, as US collateral agent.

10.8†	Canadian Guarantee, dated as of October 13, 2010, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership, the other guarantors named therein and UBS AG Canada Branch, as Canadian collateral agent.

10.9†	Intercreditor Agreement, dated as of October 13, 2010, between UBS AG, Stamford Branch, as collateral agent under the revolving loan documents, and Wells Fargo Bank, National Association, as collateral agent under the indenture and notes collateral documents.

10.10†	Notes Security Agreement, dated as of October 13, 2010, among Associated Materials, LLC, the other grantors named therein and Wells Fargo Bank, National Association, as notes collateral agent.

10.11†	Notes Pledge Agreement, dated as of October 13, 2010, among Associated Materials, LLC, the other pledgors named therein and Wells Fargo Bank, National Association, as collateral agent.

10.12*†	Stockholders Agreement, dated as of October 13, 2010, among Carey Investment Holdings Corp., Carey Intermediate Holdings Corp., Associated Materials, LLC and the stockholders and holders of options signatory thereto.

10.13*†	Carey Investment Holdings Corp. 2010 Stock Incentive Plan.

10.14*†	Form of Stock Option Agreement (Time Vesting Option) for awards made under the 2010 Stock Incentive Plan.

10.15*†	Form of Stock Option Agreement (Performance Vesting Option) for awards made under the 2010 Stock Incentive Plan.

10.16*	Employment Agreement, dated as of September 12, 2011, between Associated Materials, LLC and Jerry W. Burris (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on September 12, 2011).

10.17*†	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Stephen Graham.

10.18*	Employment Agreement, dated as of August 1, 2011, between Associated Materials, LLC and Robert C. Gaydos (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on August 3, 2011).

10.19*	Amended and Restated Employment Agreement, dated as of February 20, 2012, between Associated Materials, LLC and Brad Beard.

10.20*†	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and John F. Haumesser.

10.21*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Thomas N. Chieffe (incorporated by reference to Exhibit 10.16 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.22*	Interim Chief Executive Officer Agreement, dated June 2, 2011, between Associated Materials, LLC and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on April 1, 2011).

10.23*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Warren J. Arthur (incorporated by reference to Exhibit 10.18 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.24*	Employment Agreement, dated as of October 13, 2010, between Associated Materials, LLC and Robert M. Franco (incorporated by reference to Exhibit 10.21 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.25*	Employment Agreement, dated as of February 27, 2012, between Associated Materials, LLC and Paul Morrisroe (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on March 1, 2012).

10.26*	Employment Agreement, dated as of February 10, 2012, between Associated Materials, LLC and David S. Nagle.

10.27*	Form of Indemnification Agreement between Associated Materials, LLC and certain of the directors and executive officers of Associated Materials, LLC (incorporated by reference to Exhibit 10.22 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1†	Subsidiaries of the Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and otherwise is not subject to liability under such section.