Form 10-Q
period 2012-03-31
ASSOCIATED MATERIALS, LLC
filed 2012-05-14
CIK 802967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has filed all Exchange Act reports for the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2012, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC

REPORT FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,214	$11,374
Accounts receivable, net of allowance for doubtful accounts of $5,097 at March 31, 2012 and $7,823 at December 31, 2011	118,735	121,998
Inventories	152,566	115,653
Deferred income taxes	8,013	8,013
Prepaid expenses	11,383	11,653

Total current assets	295,911	268,691
Property, plant and equipment, net of accumulated depreciation of $36,433 at March 31, 2012 and $29,727 at December 31, 2011	121,813	126,593
Goodwill	482,503	478,912
Other intangible assets, net	619,211	622,100
Other assets	24,495	24,872

Total assets	$1,543,933	$1,521,168

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$132,263	$80,260
Accrued liabilities	80,020	72,429
Deferred income taxes	4,967	4,967
Income taxes payable	2,764	6,989

Total current liabilities	220,014	164,645
Deferred income taxes	130,995	131,698
Other liabilities	149,757	150,361
Long-term debt	802,513	804,000
Member’s equity	240,654	270,464

Total liabilities and member’s equity	$1,543,933	$1,521,168

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Quarters Ended
	March 31,	April 2,
	2012	2011
Net sales	$212,954	$196,736
Cost of sales	171,860	156,657

Gross profit	41,094	40,079
Selling, general and administrative expenses	59,470	58,916

Loss from operations	(18,376)	(18,837)
Interest expense, net	18,687	18,700
Foreign currency loss (gain)	38	(30)

Loss before income taxes	(37,101)	(37,507)
Income tax expense (benefit)	769	(389)

Net loss	(37,870)	(37,118)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	7,954	12,965

Total comprehensive loss	$(29,916)	$(24,153)

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarters Ended
	March 31, 2012	April 2, 2011
Operating Activities
Net loss	$(37,870)	$(37,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,124	12,657
Deferred income taxes	(1,147)	(301)
Provision for losses on accounts receivable	974	872
Amortization of deferred financing costs	1,112	1,102
Loss on sale or disposal of assets	22	84
Changes in operating assets and liabilities:
Accounts receivable	2,858	6,535
Inventories	(36,335)	(27,730)
Accounts payable and accrued liabilities	58,877	7,531
Income taxes receivable / payable	(4,800)	(4,610)
Other	(935)	(985)

Net cash used in operating activities	(4,120)	(41,963)
Investing Activities
Capital expenditures	(738)	(2,400)
Proceeds from the sale of assets	4	—

Net cash used in investing activities	(734)	(2,400)
Financing Activities
Net (payments) borrowings under ABL facilities	(1,487)	36,185
Equity contribution from parent	80	—
Financing costs	—	(36)

Net cash (used in) provided by financing activities	(1,407)	36,149
Effect of exchange rate changes on cash and cash equivalents	101	107

Net decrease in cash and cash equivalents	(6,160)	(8,107)
Cash and cash equivalents at beginning of period	11,374	13,789

Cash and cash equivalents at end of period	$5,214	$5,682

Supplemental information:
Cash paid for interest	$1,152	$673

Cash paid for income taxes	$6,856	$4,540

See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2012

Note 1 – Basis of Presentation

On October 13, 2010, through a series of mergers (the “Merger”), Associated Materials, LLC (the “Company”) became a 100% owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of the capital stock of Holdings is owned by investment funds affiliated with H&F.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended March 31, 2012 and April 2, 2011. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. The Company distributes these products direct to 275 independent distributors and dealers and through its 121 company-operated supply centers. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools, which are largely distributed through the company-operated supply centers. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2012 presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of the provisions of ASU 2011-08 on January 1, 2012 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 and ASU 2011-12 concern presentation and disclosure only. Adoption of ASU 2011-05 on January 1, 2012 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows and adoption of ASU 2011-12 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$31,940	$29,770
Work-in-progress	9,982	8,580
Finished goods and purchased products	110,644	77,303

	$152,566	$115,653

Note 3 – Goodwill and Other Intangible Assets

The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets. The Company did not recognize any impairment losses of its goodwill during the quarters ended March 31, 2012 and April 2, 2011. None of the Company’s goodwill is deductible for income tax purposes.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 31, 2011	$478,912
Foreign currency translation	3,591

Balance at March 31, 2012	$482,503

The Company’s other intangible assets consist of the following (in thousands):

	March 31, 2012				December 31, 2011
	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	13	$331,538	$38,215	$293,323	13	$330,080	$31,498	$298,582
Amortized non-compete agreements	3	10	3	7	3	10	2	8

Total amortized intangible assets		331,548	38,218	293,330		330,090	31,500	298,590
Non-amortized trade names		325,881	—	325,881		323,510	—	323,510

Total intangible assets		$657,429	$38,218	$619,211		$653,600	$31,500	$622,100

The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine trade names and are tested for impairment at least annually at the beginning of the fourth quarter and on a more frequent basis if there are indications of potential impairment. The Company did not recognize any impairment losses of its other intangible assets during the quarters ended March 31, 2012 and April 2, 2011.

Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets was approximately $6.6 million for each of the quarters ended March 31, 2012 and April 2, 2011.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2012	December 31, 2011
9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	72,513	74,000

Total long-term debt	$802,513	$804,000

9.125% Senior Secured Notes due 2017

In October 2010, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). Interest payments are remitted on a semi-annual basis with the next payment due on May 1, 2012.

The Company completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value of $709.9 million and $636.9 million based on quoted market prices as of March 31, 2012 and December 31, 2011, respectively.

ABL Facilities

In October 2010, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) LIBOR (for eurodollar loans under the U.S. facility) or CDOR (for loans under the Canadian facility), plus an applicable margin of 2.75% as of March 31, 2012, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of March 31, 2012, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of March 31, 2012.

As of March 31, 2012, there was $72.5 million drawn under the Company’s ABL facilities and $54.3 million available for additional borrowings. As of April 2, 2011, there was $94.2 million drawn under the Company’s ABL facilities. The per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.4% as of March 31, 2012 and April 2, 2011. As of March 31, 2012, the per annum interest rates applicable to borrowings under the Canadian portion of the ABL facilities were in the range of 4.7% and 5.0%. As of April 2, 2011, the per annum interest rates ranged under the Canadian portion of the ABL facilities from 3.0% to 4.8%. The weighted average interest rate for borrowings under the ABL facilities was 3.7% for the quarter ended March 31, 2012 and 3.9% for the quarter ended April 2, 2011. The Company had letters of credit outstanding of $7.5 million and $7.3 million as of March 31, 2012 and April 2, 2011, respectively, primarily securing deductibles of various insurance policies.

On April 26, 2012, the ABL facilities were amended. See Note 11 – Subsequent Event for further discussion.

Note 5 – Retirement Plans

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

Components of defined benefit pension plan costs are as follows (in thousands):

	Quarters Ended
	March 31, 2012		April 2, 2011
	Domestic	Foreign	Domestic	Foreign
	Plans	Plans	Plans	Plans
Net periodic pension cost
Service cost	$178	$609	$186	$648
Interest cost	760	987	772	955
Expected return on assets	(813)	(937)	(845)	(1,004)
Amortization of unrecognized:
Prior service costs	—	5	—	—
Cumulative net loss	2	11	—	—

Net periodic pension cost	$127	$675	$113	$599

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

Note 6 – Business Segments

The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Vinyl windows	$66,888	$71,709
Vinyl siding products	43,358	37,160
Metal products	35,667	36,369
Third-party manufactured products	52,094	37,120
Other products and services	14,947	14,378

	$212,954	$196,736

Note 7 – Product Warranty Costs and Service Returns

Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates utilizing an actuarial calculation performed by an independent actuary which projects future remedy costs using historical data trends of claims incurred, claim payments, sales history of products to which such costs relate and other factors.

A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Balance at the beginning of the period	$101,163	$94,712
Provision for warranties issued and changes in estimates for pre-existing warranties	2,651	1,372
Claims paid	(2,036)	(628)
Foreign currency translation	329	477

Balance at the end of the period	$102,107	$95,933

Note 8 – Manufacturing Restructuring Costs

The following is a reconciliation of the manufacturing restructuring liability of the warehouse facility adjacent to the Ennis manufacturing plant related to discontinued use (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Beginning liability	$4,086	$4,583
Accretion of related lease obligations	127	138
Payments	(466)	(423)

Ending liability	$3,747	$4,298

Of the remaining restructuring liability at March 31, 2012, approximately $0.8 million is expected to be paid during the remainder of 2012. Amounts related to the ongoing warehouse facility obligation will continue to be paid over the lease term, which ends April 2020.

Note 9 – Executive Officers’ Separation and Hiring Costs

On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Paul Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President, Chief Financial Officer and Secretary. On February 20, 2012, David S. Nagle was appointed President, AMI Distribution.

The Company accrued $1.6 million for the quarter ended March 31, 2012 for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. Mr. Graham’s separation costs will be paid in accordance with his employment agreement. As of March 31, 2012, remaining separation costs payable to the Company’s former executives of approximately $5.3 million are accrued, which will be paid at various dates through 2014.

Note 10 – Commitments and Contingencies

The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which, after giving effect to its existing insurance coverage, is expected to have a material adverse effect on its financial position, results of operations or liquidity. From time to time, the Company is also involved in proceedings and potential proceedings relating to environmental and product liability matters.

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

On January 26, 2012, the Company filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying the Company’s motion to consolidate on the basis that since all Plaintiffs’ have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. The Company believes the claims lack merit and intends to vigorously defend the cases.

The Company cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and accordingly, has not recorded a liability for these lawsuits. In addition, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

Note 11 – Subsequent Event

On April 26, 2012, the Company, Holdings, certain direct or indirect 100% owned U.S. and Canadian restricted subsidiaries of the Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8,500,000 of the $150,000,000 U.S. revolving credit commitments in existence prior to the Amendment (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141,500,000 of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments, and (ii) $3,500,000 of the $75,000,000 Canadian revolving credit commitments in existence prior to the Amendment (“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71,500,000 of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out,” which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement, as amended. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.

After giving effect to the Amendment, the aggregate revolving credit commitments under the Revolving Credit Agreement were not increased. However, the interest rate margins, which are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities were increased by 200 basis points for each loan under either the U.S. or Canadian tranche B revolving facilities.

In connection with the Amendment, the Company also amended its U.S. and Canadian security agreements, dated as of October 13, 2010, to reflect the reallocation of obligations in respect of the U.S. and Canadian tranche A revolving facilities and U.S. and Canadian tranche B revolving facilities and the “last-out” status of the U.S. and Canadian tranche B revolving facilities.

Note 12 – Subsidiary Guarantors

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,209	$—	$5	$—	$—	$5,214
Accounts receivable, net	78,678	—	10,339	29,718	—	118,735
Intercompany receivables	376,758	—	121	4,059	(380,938)	—
Inventories	109,890	—	9,832	32,844	—	152,566
Deferred income taxes	6,173	—	1,840	—	—	8,013
Prepaid expenses	6,944	—	816	3,623	—	11,383

Total current assets	583,652	—	22,953	70,244	(380,938)	295,911
Property, plant and equipment, net	76,398	—	2,630	42,785	—	121,813
Goodwill	300,641	—	24,650	157,212	—	482,503
Other intangible assets, net	414,637	—	45,442	159,132	—	619,211
Investment in subsidiaries	(40,120)	—	(71,981)	—	112,101	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	22,176	—	(1)	2,320	—	24,495

Total assets	$1,357,384	$730,000	$23,693	$431,693	$(998,837)	$1,543,933

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$84,640	$—	$14,865	$32,758	$—	$132,263
Intercompany payables	66	—	—	380,872	(380,938)	—
Accrued liabilities	65,494	—	5,499	9,027	—	80,020
Deferred income taxes	—	—	—	4,967	—	4,967
Income taxes payable	(1,475)	—	4,478	(239)	—	2,764

Total current liabilities	148,725	—	24,842	427,385	(380,938)	220,014
Deferred income taxes	81,393	—	13,204	36,398	—	130,995
Other liabilities	92,612	—	25,767	31,378	—	149,757
Long-term debt	794,000	730,000	—	8,513	(730,000)	802,513
Member’s equity	240,654	—	(40,120)	(71,981)	112,101	240,654

Total liabilities and member’s equity	$1,357,384	$730,000	$23,693	$431,693	$(998,837)	$1,543,933

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For The Quarter Ended March 31, 2012

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$159,860	$—	$37,321	$52,524	$(36,751)	$212,954
Cost of sales	128,043	—	36,312	44,256	(36,751)	171,860

Gross profit	31,817	—	1,009	8,268	—	41,094
Selling, general and administrative expenses	47,163	—	1,885	10,422	—	59,470

Loss from operations	(15,346)	—	(876)	(2,154)	—	(18,376)
Interest expense, net	18,378	—	—	309	—	18,687
Foreign currency loss (gain)	—	—	—	38	—	38

Loss before income taxes	(33,724)	—	(876)	(2,501)	—	(37,101)
Income tax expense (benefit)	1,365	—	52	(648)	—	769

Loss before equity loss from subsidiaries	(35,089)	—	(928)	(1,853)	—	(37,870)
Equity loss from subsidiaries	(2,781)	—	(1,853)	—	4,634	—

Net loss	(37,870)	—	(2,781)	(1,853)	4,634	(37,870)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	7,954	—	—	7,954	(7,954)	7,954

Total comprehensive loss	$(29,916)	$—	$(2,781)	$6,101	$(3,320)	$(29,916)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Quarter Ended March 31, 2012

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,942)	$—	$10,759	$(7,937)	$(4,120)
Investing Activities
Capital expenditures	(507)	—	(25)	(206)	(738)
Proceeds from the sale of assets	4	—	—	—	4

Net cash used in investing activities	(503)	—	(25)	(206)	(734)
Financing Activities
Net (payments) borrowings under ABL facilities	(7,000)	—	—	5,513	(1,487)
Intercompany transactions	11,719	—	(10,729)	(990)	—
Equity contribution from parent	80	—	—	—	80

Net cash provided by (used in) financing activities	4,799	—	(10,729)	4,523	(1,407)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	101	101

Net (decrease) increase in cash and cash equivalents	(2,646)	—	5	(3,519)	(6,160)
Cash and cash equivalents at beginning of period	7,855	—	—	3,519	11,374

Cash and cash equivalents at end of period	$5,209	$—	$5	$—	$5,214

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For The Quarter Ended April 2, 2011

(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$144,212	$—	$34,168	$51,065	$(32,709)	$196,736
Cost of sales	115,133	—	33,335	40,898	(32,709)	156,657

Gross profit	29,079	—	833	10,167	—	40,079
Selling, general and administrative expenses	46,641	—	1,042	11,233	—	58,916

Loss from operations	(17,562)	—	(209)	(1,066)	—	(18,837)
Interest expense, net	18,339	—	—	361	—	18,700
Foreign currency loss (gain)	—	—	—	(30)	—	(30)

Loss before income taxes	(35,901)	—	(209)	(1,397)	—	(37,507)
Income tax benefit	—	—	—	(389)	—	(389)

Loss before equity loss from subsidiaries	(35,901)	—	(209)	(1,008)	—	(37,118)
Equity loss from subsidiaries	(1,217)	—	(1,008)	—	2,225	—

Net (loss) income	(37,118)	—	(1,217)	(1,008)	2,225	(37,118)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	12,965	—	—	12,965	(12,965)	12,965

Total comprehensive (loss) income	$(24,153)	$—	$(1,217)	$11,957	$(10,740)	$(24,153)

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

Overview

We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our company-operated supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 20%, 17% and 26%, respectively, of our net sales for the quarter ended March 31, 2012. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. We estimate that, for the quarter ended March 31, 2012, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. During the quarter ended March 31, 2012, approximately 73% of our net sales were generated through our network of company-operated supply centers.

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

On October 13, 2010, through a series of mergers (the “Merger”), we became a 100% owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of Associated Materials, LLC.

Results of Operations

The following table sets forth for the periods indicated our results of operations (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Net sales	$212,954	$196,736
Cost of sales	171,860	156,657

Gross profit	41,094	40,079
Selling, general and administrative expenses	59,470	58,916

Loss income from operations	(18,376)	(18,837)
Interest expense, net	18,687	18,700
Foreign currency loss (gain)	38	(30)

Loss before income taxes	(37,101)	(37,507)
Income tax expense (benefit)	769	(389)

Net loss	$(37,870)	$(37,118)

Other Data:
EBITDA (1)	$(5,290)	$(6,150)
Adjusted EBITDA (1)	(2,760)	(3,265)

(1)	EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our revolving credit agreement and the indenture governing the 9.125% notes. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. Adjusted EBITDA, as presented in this section, does not correspond to the definition of “Consolidated EBITDA” used in the Revolving Credit Agreement and the indenture governing the 9.125% notes as the calculation presented in this section does not include run rate cost savings for quarterly reporting purposes, which are allowed under the Revolving Credit Agreement (see footnote (h) below for additional discussion). EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Net loss	$(37,870)	$(37,118)
Interest expense, net	18,687	18,700
Income tax expense (benefit)	769	(389)
Depreciation and amortization	13,124	12,657

EBITDA	(5,290)	(6,150)
Merger costs (a)	—	489
Purchase accounting related adjustments (b)	(970)	(976)
Executive officer separation and hiring costs (c)	1,647	—
Loss on disposal or write-offs of assets other than by sale	18	84
Stock compensation expense (d)	26	27
Other normalizing and unusual items (e)	972	2,362
Non-cash expense adjustments (f)	799	929
Foreign currency loss (gain) (g)	38	(30)
Run rate cost savings (h)	—	—

Adjusted EBITDA	$(2,760)	$(3,265)

(a)	Represents professional fees incurred in connection with the Merger.
(b)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the Merger, which include the following (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Pension expense adjustment	$(672)	$(677)
Amortization related to fair value adjustment of leased facilities	(114)	(114)
Amortization related to warranty liabilities	(184)	(185)

Total	$(970)	$(976)

(c)	Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees of $1.6 million, related to the resignation of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary and the hiring of Mr. Morrisroe, our Senior Vice President, Chief Financial Officer and Secretary and Mr. Nagle, our President, AMI Distribution in February 2012.
(d)	Represents stock compensation related to restricted share units issued to certain board members.
(e)	Represents the following (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Professional fees (i)	$383	$1,805
Accretion on lease liability (ii)	128	138
Excess severance costs (iii)	9	198
Excess legal expense (iv)	452	221

Total	$972	$2,362

(i)	Represents management’s estimate of unusual or non-recurring charges which includes fees associated with cost savings initiatives.
(ii)	Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.
(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within non-executive management.
(iv)	Represents management’s estimate of excess legal expense incurred in connection with the defense of certain warranty-related claims as disclosed in Note 10 – Commitments and Contingencies.
(f)	Represents non-cash expense related to warranty expense in excess of payments for the quarters ended March 31, 2012 and April 2, 2011. The impact of the warranty expenses for the quarter ended April 2, 2011 was not previously reflected in our Adjusted EBITDA as reported in our April 2, 2011 report on Form 10-Q. This change was made to be consistent with the calculation of the annual amount of Adjusted EBITDA for the year ended December 31, 2011.
(g)	Represents currency transaction/translation (gains)/losses, including on currency exchange hedging agreements.

(h)	Our estimate of run-rate cost savings related to actions taken or to be taken related to operational changes identified as of March 31, 2012 was approximately $17 million. Run-rate cost savings include actions relating to operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. Our revolving credit agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, for the four consecutive fiscal quarters ended March 31, 2012 only $9.5 million of the approximately $17 million of cost savings identified has been included in the Adjusted EBITDA run-rate for purposes of calculating our debt covenants. As the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run rate cost savings when calculating Adjusted EBITDA for the quarters ended March 31, 2012 and April 2, 2011.

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Vinyl windows	$66,888	$71,709
Vinyl siding products	43,358	37,160
Metal products	35,667	36,369
Third-party manufactured products	52,094	37,120
Other products and services	14,947	14,378

	$212,954	$196,736

Quarter Ended March 31, 2012 Compared to Quarter Ended April 2, 2011

Net sales increased 8.3% to $213.0 million for the first quarter of 2012 compared to $196.7 million for the same period in 2011. The increase in sales is partially due to vinyl siding unit volume increases of approximately 12% offset by unit volume decreases in vinyl windows of approximately 7%. Third-party manufactured products increased $15.0 million, or 40.3%, compared to the prior year. The improvement in net sales was partially offset by $0.9 million due to the weaker Canadian dollar in 2012.

Gross profit in the first quarter of 2012 was $41.1 million, or 19.3% of net sales, compared to gross profit of $40.1 million, or 20.4% of net sales, for the same period in 2011. The increase in gross profit was primarily the result of higher sales volumes in vinyl siding and third-party manufactured products. These increases were partially offset by a decrease in sales volume associated with vinyl window and metal products. The decline in gross margin was largely due to a shift in product mix to the lower margin third-party products and increased material costs associated with our metal products.

Selling, general and administrative expenses were approximately $59.5 million, or 27.9% of net sales, for the first quarter of 2012 versus $58.9 million, or 29.9% of net sales, for the same period in 2011. The increase of $0.6 million in selling, general and administrative expenses was primarily due to increased executive officer separation and hiring costs of $1.6 million, higher delivery expense reflecting increased fuel costs and supply center and roofing distribution expansion costs. These increases were partially offset by a $1.5 million decrease in certain professional fees, which includes professional services associated with cost savings initiatives, and a decrease in costs related to the Merger completed on October 13, 2010.

Loss from operations was approximately $18.4 million for the quarter ended March 31, 2012 compared to a loss from operations of approximately $18.8 million for the same period in 2011.

Interest expense recorded for the quarter ended March 31, 2012 of approximately $18.7 million remained consistent with the same period in 2011. Interest expense for the quarters ended March 31, 2012 and April 2, 2011 both relate to interest on the 9.125% notes and borrowings under our ABL facilities.

The income tax expense for the first quarter of 2012 reflects an effective income tax rate of (2.1%), compared to an effective income tax rate of 1.0% for the same period in 2011. The change in the tax rate was primarily the result of foreign income in the first quarter of 2012 compared to foreign losses in the same period in 2011. No tax benefit was taken for U.S. losses in either period.

Net loss for the quarter ended March 31, 2012 was $37.9 million compared to a net loss of $37.1 million for the same period in 2011.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of the provisions of ASU 2011-08 on January 1, 2012 did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 and ASU 2011-12 concern presentation and disclosure only. Adoption of ASU 2011-05 on January 1, 2012 did not have an impact on our consolidated financial position, results of operations or cash flows and adoption of ASU 2011-12 will not have an impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

The following sets forth a summary of our cash flows for the quarters ended March 31, 2012 and April 2, 2011 (in thousands):

	Quarters Ended
	March 31, 2012	April 2, 2011
Net cash used in operating activities	$(4,120)	$(41,963)
Net cash used in investing activities	(734)	(2,400)
Net cash (used in) provided by financing activities	(1,407)	36,149

Cash Flows

At March 31, 2012 we had cash and cash equivalents of $5.2 million and available borrowing capacity of approximately $54.3 million under our ABL facilities. Outstanding letters of credit as of March 31, 2012 totaled approximately $7.5 million primarily securing deductibles of various insurance policies.

Cash Flows from Operating Activities

Net cash used in operating activities was $4.1 million for the quarter ended March 31, 2012, compared to $42.0 million for the same period in 2011. The factors typically impacting cash flows from operating activities during the first quarter of the year include the seasonal increase of inventory levels and use of cash related to payments for accrued liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a source of cash of $2.9 million for the quarter ended March 31, 2012, compared to a source of cash of $6.5 million for the quarter ended April 2, 2011, resulting in a net decrease in cash flows of $3.6 million reflecting the increased sales in the current year. Inventory was a use of cash of $36.3 million during the quarter ended March 31, 2012, compared to use of cash of $27.7 million during the same period in 2011, resulting in a net decrease in cash flows of $8.6 million, which was primarily due to increased inventory levels to support the increase in sales activity and rising costs of certain raw materials in the current year. Accounts payable and accrued liabilities were a source of cash of $58.9 million for the quarter ended March 31, 2012, compared to a source of cash of $7.5 million for the same period in 2011, resulting in a net increase in cash flows of $51.4 million. Cash flows used in operating activities for the quarter ended March 31, 2012 include income tax payments of $6.9 million compared to $4.5 million of income tax payments for the same period in 2011.

Cash Flows from Investing Activities

Net cash used in investing activities consisted of capital expenditures of $0.7 million and $2.4 million during the quarters ended March 31, 2012 and April 2, 2011, respectively. Capital expenditures in 2012 were primarily related to various enhancements at our manufacturing facilities. Capital expenditures in 2011 were primarily related to the opening of a supply center location and other supply center expansions, enhancements at our manufacturing facilities and information technology upgrades.

Cash Flows from Financing Activities

Net cash used in financing activities for the quarter ended March 31, 2012 included net payments under our ABL facilities of $1.5 million. Net cash provided by financing activities for the quarter ended April 2, 2011 included net borrowings under our ABL facilities of $36.2 million, partially offset by payments of financing costs of less than $0.1 million.

Description of Our Indebtedness

9.125% Senior Secured Notes due 2017

In October 2010, Associated Materials, LLC and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of the 9.125% notes. The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the ABL facilities. Interest payments are remitted on a semi-annual basis with the next payment due on May 1, 2012.

We completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value of $709.9 million and $636.9 million based on quoted market prices as of March 31, 2012 and December 31, 2011, respectively.

ABL Facilities

In October 2010, Associated Materials, LLC entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) LIBOR (for eurodollar loans under the U.S. facility) or CDOR (for loans under the Canadian facility), plus an applicable margin of 2.75% as of March 31, 2012, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of March 31, 2012, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of March 31, 2012.

As of March 31, 2012, there was $72.5 million drawn under our ABL facilities and $54.3 million available for additional borrowings. As of April 2, 2011, there was $94.2 million drawn under our ABL facilities. The per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.4% as of March 31, 2012 and April 2, 2011. As of March 31, 2012, the per annum interest rates applicable to borrowings under the Canadian portion of the ABL facilities were in the range of 4.7% and 5.0%. The per annum interest rates ranged under the Canadian portion of the ABL facilities from 3.0% to 4.8% as April 2, 2011. The weighted average interest rate for borrowings under the ABL facilities was 3.7% for the quarter ended March 31, 2012 and 3.9% for the quarter ended April 2, 2011. We had letters of credit outstanding of $7.5 million and $7.3 million as of March 31, 2012 and April 2, 2011, respectively, primarily securing deductibles of various insurance policies.

On April 26, 2012, our Company, Holdings, certain direct or indirect 100% owned U.S. and Canadian restricted subsidiaries of our Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8,500,000 of the $150,000,000 U.S. revolving credit commitments in existence prior to the Amendment (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141,500,000 of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments, and (ii) $3,500,000 of the $75,000,000 Canadian revolving credit commitments in existence prior to the Amendment (“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71,500,000 of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out”, which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement, as amended. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.

After giving effect to the Amendment, the aggregate revolving credit commitments under the Revolving Credit Agreement were not increased. However, the interest rate margins, which are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities, were increased by 200 basis points for each loan under either the U.S. or Canadian tranche B revolving facilities.

In connection with the Amendment, we also amended our U.S. and Canadian security agreements, dated as of October 13, 2010, to reflect the reallocation of obligations in respect of the U.S. and Canadian tranche A revolving facilities and U.S. and Canadian tranche B revolving facilities and the “last-out” status of the U.S. and Canadian tranche B revolving facilities.

Covenant Compliance

There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than a Consolidated EBITDA (as defined below) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold. The fixed charge coverage ratio was 1.01:1.00 for the four consecutive fiscal quarter test period ended March 31, 2012. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA (as defined in such debt instruments) for the relevant test period.

As of May 14, 2012, we have not triggered such covenant for 2012 and we currently do not expect to be required to test the fixed charge coverage ratio covenant for fiscal year 2012. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.

In addition to the financial covenant described above, certain incurrence of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the indenture governing the 9.125% notes. The breach of any of these covenants could result in a default under the Revolving Credit Agreement and such indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. For additional information regarding these and similar risks, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We were in compliance with our debt covenants as of March 31, 2012.

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

For additional information regarding these and similar risks, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Effects of Inflation

The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on our key commodities has increased significantly over the past three years. In response, we announced price increases over the past several years on certain of our product offerings to offset the inflation of raw materials, and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At March 31, 2012, we had no raw material hedge contracts in place.

Certain Forward-Looking Statements

All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	our operations and results of operations;

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	changes in raw material costs and availability of raw materials and finished goods;

•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;

•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;

•	market acceptance of price increases;

•	declines in national and regional trends in home remodeling and new housing starts;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	changes in weather conditions;

•	consolidation of our customers;

•	our ability to attract and retain qualified personnel;

•	our ability to comply with certain financial covenants in the indenture governing our notes and ABL facilities;

•	declines in market demand;

•	our substantial level of indebtedness;

•	increases in our indebtedness;

•	increases in costs of environmental compliance or environmental liabilities;

•	increases in warranty or product liability claims;

•	increases in capital expenditure requirements; and

•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report.

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

Interest Rate Risk

We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the ABL facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities. At March 31, 2012, we had borrowings outstanding of $72.5 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.7 million.

We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $709.9 million based on quoted market prices as of March 31, 2012.

Foreign Currency Exchange Risk

Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. At March 31, 2012, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was less than $0.1 million.

We experienced foreign currency translation losses of $8.0 million, net of tax, for the quarter ended March 31, 2012, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during first quarter of 2012 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.2 million decrease or increase, respectively, in net income for the quarter ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 26, 2012, we filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying our motion to consolidate on the basis that since all Plaintiffs’ have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. We believe the claims lack merit and intend to vigorously defend the cases.

We cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and, accordingly, have not recorded a liability for these lawsuits. In addition, we do not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

Item 1A.	Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED MATERIALS, LLC
(Registrant)

Date: May 14, 2012	By:	/s/ Jerry W. Burris
Jerry W. Burris
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2	Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.1	Amendment No. 1 to Revolving Credit Agreement and US Security Agreement, dated April 26, 2012, among Associated Materials, LLC, AMH Intermediate Holdings Corp. (f/k/a Carey Intermediate Holdings Corp.), Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc. (f/k/a Carey New Finance, Inc.), Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several Lenders and Agents thereto (incorporated by reference to Exhibit 99.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012).

10.2	Omnibus Amendment to Canadian Loan Documents, dated April 26, 2012, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and the Canadian Collateral Agent (incorporated by reference to Exhibit 99.2 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012).

10.3*	Amended and Restated Employment Agreement, dated as of February 20, 2012, between Associated Materials, LLC and Brad Beard (incorporated by reference to Exhibit 10.19 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012).

10.4*	Employment Agreement, dated as of February 27, 2012, between Associated Materials, LLC and Paul Morrisroe (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on March 1, 2012).

10.5*	Employment Agreement, dated as of February 10, 2012, between Associated Materials, LLC and David S. Nagle (incorporated by reference to Exhibit 10.26 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.
††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.