Form 10-Q
period 2012-06-30
ASSOCIATED MATERIALS, LLC
filed 2012-08-10
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2012, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,399	$11,374
Accounts receivable, net of allowance for doubtful accounts of $5,170 at June 30, 2012 and $7,823 at December 31, 2011	153,281	121,998
Inventories	161,395	115,653
Income taxes receivable	584	—
Deferred income taxes	8,013	8,013
Prepaid expenses	11,123	11,653
Total current assets	340,795	268,691
Property, plant and equipment, net of accumulated depreciation of $42,788 at June 30, 2012 and $29,727 at December 31, 2011	115,467	126,593
Goodwill	479,555	478,912
Other intangible assets, net	609,695	622,100
Other assets	23,893	24,872
Total assets	$1,569,405	$1,521,168
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$138,763	$80,260
Accrued liabilities	74,201	72,429
Deferred income taxes	4,966	4,967
Income taxes payable	2,939	6,989
Total current liabilities	220,869	164,645
Deferred income taxes	130,229	131,698
Other liabilities	147,836	150,361
Long-term debt	835,907	804,000
Member’s equity	234,564	270,464
Total liabilities and member’s equity	$1,569,405	$1,521,168
See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$314,391	$310,459	$527,345	$507,195
Cost of sales	233,685	230,119	405,545	386,776
Gross profit	80,706	80,340	121,800	120,419
Selling, general and administrative expenses	59,542	65,624	119,012	124,540
Income (loss) from operations	21,164	14,716	2,788	(4,121)
Interest expense, net	18,925	19,095	37,612	37,795
Foreign currency loss	199	124	237	94
Income (loss) before income taxes	2,040	(4,503)	(35,061)	(42,010)
Income tax expense	1,667	2,690	2,436	2,301
Net income (loss)	373	(7,193)	(37,497)	(44,311)
Other comprehensive income (loss):
Unrecognized actuarial losses and prior service costs, net of tax	24	—	24	—
Foreign currency translation adjustments, net of tax	(6,513)	2,425	1,441	15,389
Total comprehensive loss	$(6,116)	$(4,768)	$(36,032)	$(28,922)
See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating Activities
Net loss	$(37,497)	$(44,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,205	25,457
Deferred income taxes	(1,683)	1,850
Provision for losses on accounts receivable	991	1,531
Amortization of deferred financing costs	2,223	2,238
Stock compensation	25	114
Loss on sale or disposal of assets	29	173
Changes in operating assets and liabilities:
Accounts receivable	(32,614)	(39,939)
Inventories	(45,824)	(45,153)
Accounts payable and accrued liabilities	60,608	37,512
Income taxes receivable / payable	(4,824)	(6,142)
Other	(2,861)	1,515
Net cash used in operating activities	(35,222)	(65,155)
Investing Activities
Supply center acquisition	—	(1,550)
Capital expenditures	(1,807)	(9,941)
Proceeds from the sale of assets	7	—
Net cash used in investing activities	(1,800)	(11,491)
Financing Activities
Borrowings under ABL facilities	117,301	158,146
Payments under ABL facilities	(85,186)	(88,346)
Equity contribution from parent	80	—
Financing costs	(111)	(371)
Net cash provided by financing activities	32,084	69,429
Effect of exchange rate changes on cash and cash equivalents	(37)	213
Net decrease in cash and cash equivalents	(4,975)	(7,004)
Cash and cash equivalents at beginning of period	11,374	13,789
Cash and cash equivalents at end of period	$6,399	$6,785
Supplemental information:
Cash paid for interest	$35,254	$38,365
Cash paid for income taxes	$8,958	$6,611
See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2012
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
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and six months ended June 30, 2012 and July 2, 2011. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASC 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2012-02 will have an impact on its consolidated financial position, results of operations or cash flows.
In September 2011, the FASB 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 provides the option to first assess qualitative factors to determine whether the existence of events or circumstance leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value is less than the carrying amount, then performing the two-step impairment test is unnecessary. However, if the entity concludes otherwise, it is required to perform the first step of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of the provisions of ASU 2011-08 on January 1, 2012 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Note 2 – Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$36,473	$29,770
Work-in-progress	8,786	8,580
Finished goods and purchased products	116,136	77,303
	$161,395	$115,653

Note 3 – Goodwill and Other Intangible Assets
The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets. The Company did not recognize any impairment losses of its goodwill during the quarters or six months ended June 30, 2012 and July 2, 2011. None of the Company’s goodwill is deductible for income tax purposes.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 31, 2011	$478,912
Foreign currency translation	643
Balance at June 30, 2012	$479,555
The Company’s other intangible assets consist of the following (in thousands):

	June 30, 2012				December 31, 2011
	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	13	$330,341	$44,587	$285,754	13	$330,080	$31,498	$298,582
Amortized non-compete agreements	3	10	4	6	3	10	2	8
Total amortized intangible assets		330,351	44,591	285,760		330,090	31,500	298,590
Non-amortized trade names		323,935	—	323,935		323,510	—	323,510
Total intangible assets		$654,286	$44,591	$609,695		$653,600	$31,500	$622,100
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine trade names and are tested for impairment at least annually at the beginning of the fourth quarter and on a more frequent basis if there are indications of potential impairment. The Company did not recognize any impairment losses of its other intangible assets during the quarters or six months ended June 30, 2012 and July 2, 2011.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets was approximately $6.5 million and $6.6 million for the quarters ended June 30, 2012 and July 2, 2011, respectively. Amortization expense related to other intangible assets was approximately $13.1 million and $13.2 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	105,907	74,000
Total long-term debt	$835,907	$804,000
9.125% Senior Secured Notes due 2017
In October 2010, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). Interest payments are remitted on a semi-annual basis with the next payment due on November 1, 2012.
The Company completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value of $651.5 million and $636.9 million based on quoted market prices as of June 30, 2012 and December 31, 2011, respectively.
ABL Facilities
In October 2010, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) LIBOR (for eurodollar loans under the U.S. facility) or CDOR (for loans under the Canadian facility), plus an applicable margin of 2.75% as of June 30, 2012, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of

June 30, 2012, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of June 30, 2012.
On April 26, 2012, the Company, Holdings, certain direct or indirect 100% owned U.S. and Canadian restricted subsidiaries of the Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into Amendment No. 1 (the “Amendment”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8.5 million of the $150.0 million U.S. revolving credit commitments in existence prior to the Amendment (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141.5 million of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments, and (ii) $3.5 million of the $75.0 million Canadian revolving credit commitments in existence prior to the Amendment (“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71.5 million of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out,” which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement, as amended. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.
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
As of June 30, 2012, there was $105.9 million drawn under the Company’s ABL facilities and $62.2 million available for additional borrowings. The per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.7% as of June 30, 2012. As of June 30, 2012, the per annum interest rates applicable to borrowings under the Canadian portion of the ABL facilities were in the range of 5.0% and 7.0%. The weighted average interest rate for borrowings under the ABL facilities was 4.4% for the quarter ended June 30, 2012. The Company had letters of credit outstanding of $7.5 million as of June 30, 2012 primarily securing deductibles of various insurance policies.

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

Components of defined benefit pension plan costs are as follows (in thousands):

	Quarters Ended
	June 30, 2012		July 2, 2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net periodic pension cost
Service cost	$178	$594	$186	$652
Interest cost	761	963	772	961
Expected return on assets	(813)	(914)	(845)	(1,010)
Amortization of unrecognized:
Prior service costs	—	6	—	—
Cumulative net loss	2	11	—	—
Net periodic pension cost	$128	$660	$113	$603

	Six Months Ended
	June 30, 2012		July 2, 2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net periodic pension cost
Service cost	$356	$1,203	$372	$1,300
Interest cost	1,521	1,950	1,544	1,916
Expected return on assets	(1,626)	(1,851)	(1,690)	(2,014)
Amortization of unrecognized:
Prior service costs	—	11	—	—
Cumulative net loss	4	22	—	—
Net periodic pension cost	$255	$1,335	$226	$1,202
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

Note 6 – Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Vinyl windows	$98,469	$97,131	$165,357	$168,840
Vinyl siding products	65,274	62,823	108,632	99,983
Metal products	46,565	47,101	82,232	83,470
Third-party manufactured products	83,986	85,651	136,080	122,771
Other products and services	20,097	17,753	35,044	32,131
	$314,391	$310,459	$527,345	$507,195

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

A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at the beginning of the period	$102,107	$95,933	$101,163	$94,712
Provision for warranties issued and changes in estimates for pre-existing warranties	2,583	1,653	5,234	3,025
Claims paid	(1,892)	(1,213)	(3,928)	(1,841)
Foreign currency translation	(276)	92	53	569
Balance at the end of the period	$102,522	$96,465	$102,522	$96,465

Note 8 – Manufacturing Restructuring Costs
The following is a reconciliation of the manufacturing restructuring liability of the warehouse facility adjacent to the Ennis manufacturing plant related to discontinued use (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at the beginning of the period	$3,747	$4,298	$4,086	$4,583
Additions	—	228	—	228
Accretion of related lease obligations	131	121	258	259
Payments	(276)	(299)	(742)	(722)
Balance at the end of the period	$3,602	$4,348	$3,602	$4,348
Of the remaining restructuring liability at June 30, 2012, approximately $0.5 million is expected to be paid during the remainder of 2012. Amounts related to the ongoing warehouse facility obligation will continue to be paid over the lease term, which ends April 2020.

Note 9 – Executive Officers’ Separation and Hiring Costs
On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Paul Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President, Chief Financial Officer and Secretary. On February 20, 2012, David S. Nagle was appointed President, AMI Distribution. The Company’s Senior Vice President of Human Resources, John F. Haumesser, resigned his position effective April 19, 2012 and was succeeded by James T. Kenyon, who was named Senior Vice President and Chief Human Resources Officer on June 7, 2012.
The Company recorded $1.3 million and $2.9 million for the quarter and six months ended June 30, 2012, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. Mr. Graham’s and Mr. Haumesser's separation costs will be paid in accordance with their employment agreements. As of June 30, 2012, remaining separation costs payable to the Company’s former executives of approximately $5.8 million are accrued, which will be paid at various dates through 2014.
On June 2, 2011, Thomas N. Chieffe resigned from his position as President and Chief Executive Officer and as a director of the Company, and on June 29, 2011, Warren J. Arthur resigned from his position as Senior Vice President of

Operations of the Company. The Company recorded $5.5 million for separation costs, including payroll taxes, certain benefits and related professional fees as a component of selling, general and administrative expenses for the quarter and six months ended July 2, 2011.

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
Product Liability Claims
On September 20, 2010, the Company and its subsidiary, Gentek Buildings Products, Inc. (“Gentek”), were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al (the “Eliason complaint”). The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by the Company and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that the Company and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. Since such time that the Eliason complaint was filed, seven additional putative class actions have been filed.
On January 26, 2012, the Company filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying the Company’s motion to consolidate on the basis that since all Plaintiffs’ have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. On May 3, 2012, a complaint was filed in the Northern District of Ohio, consolidating the five actions that previously had been pending in other states (the “Patrick action”).  On July 20, 2012, plaintiffs in the three actions already pending in the Northern District of Ohio filed a motion to consolidate those actions with the Patrick action.  That same day, the Court issued an order requiring the parties to advise if any party objects to consolidation and requiring the parties to submit a joint consolidated pretrial schedule within ten days.  A case management conference is currently scheduled for August 22, 2012. The Company believes the claims lack merit and intends to vigorously defend the cases.
The Company cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and accordingly, has not recorded a liability for these lawsuits. In addition, the Company does not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

Note 11 – Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,023	$—	$—	$376	$—	$6,399
Accounts receivable, net	103,077	—	14,217	35,987	—	153,281
Intercompany receivables	353,038	—	—	4,034	(357,072)	—
Inventories	116,966	—	9,026	35,403	—	161,395
Income taxes receivable	1,451	—	—	584	(1,451)	584
Deferred income taxes	6,173	—	1,840	—	—	8,013
Prepaid expenses	6,763	—	840	3,520	—	11,123
Total current assets	593,491	—	25,923	79,904	(358,523)	340,795
Property, plant and equipment, net	72,652	—	2,380	40,435	—	115,467
Goodwill	300,642	—	24,650	154,263	—	479,555
Other intangible assets, net	409,641	—	45,329	154,725	—	609,695
Investment in subsidiaries	(42,163)	—	(73,622)	—	115,785	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	21,660	—	(1)	2,234	—	23,893
Total assets	$1,355,923	$730,000	$24,659	$431,561	$(972,738)	$1,569,405
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$85,807	$—	$14,788	$38,168	$—	$138,763
Intercompany payables	(6,671)	—	2,129	361,614	(357,072)	—
Accrued liabilities	57,683	—	6,311	10,207	—	74,201
Deferred income taxes	—	—	—	4,966	—	4,966
Income taxes payable	—	—	4,390	—	(1,451)	2,939
Total current liabilities	136,819	—	27,618	414,955	(358,523)	220,869
Deferred income taxes	81,394	—	13,204	35,631	—	130,229
Other liabilities	91,701	—	26,000	30,135	—	147,836
Long-term debt	811,445	730,000	—	24,462	(730,000)	835,907
Member’s equity	234,564	—	(42,163)	(73,622)	115,785	234,564
Total liabilities and member’s equity	$1,355,923	$730,000	$24,659	$431,561	$(972,738)	$1,569,405

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended June 30, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$235,619	$—	$48,412	$81,971	$(51,611)	$314,391
Cost of sales	176,115	—	45,164	64,017	(51,611)	233,685
Gross profit	59,504	—	3,248	17,954	—	80,706
Selling, general and administrative expenses	47,605	—	1,294	10,643	—	59,542
Income from operations	11,899	—	1,954	7,311	—	21,164
Interest expense, net	18,399	—	—	526	—	18,925
Foreign currency loss	—	—	—	199	—	199
Income (loss) before income taxes	(6,500)	—	1,954	6,586	—	2,040
Income tax expense (benefit)	41	—	(88)	1,714	—	1,667
Income (loss) before equity loss from subsidiaries	(6,541)	—	2,042	4,872	—	373
Equity loss from subsidiaries	6,914	—	4,872	—	(11,786)	—
Net income (loss)	373	—	6,914	4,872	(11,786)	373
Other comprehensive income (loss):
Unrecognized actuarial losses and prior service costs, net of tax	24	—	—	24	(24)	24
Foreign currency translation adjustments, net of tax	(6,513)	—	—	(6,513)	6,513	(6,513)
Total comprehensive income (loss)	$(6,116)	$—	$6,914	$(1,617)	$(5,297)	$(6,116)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Six Months Ended June 30, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$395,479	$—	$85,733	$134,495	$(88,362)	$527,345
Cost of sales	304,158	—	81,476	108,273	(88,362)	405,545
Gross profit	91,321	—	4,257	26,222	—	121,800
Selling, general and administrative expenses	94,768	—	3,179	21,065	—	119,012
Income (loss) from operations	(3,447)	—	1,078	5,157	—	2,788
Interest expense, net	36,777	—	—	835	—	37,612
Foreign currency loss	—	—	—	237	—	237
Income (loss) before income taxes	(40,224)	—	1,078	4,085	—	(35,061)
Income tax expense (benefit)	1,406	—	(36)	1,066	—	2,436
Income (loss) before equity loss from subsidiaries	(41,630)	—	1,114	3,019	—	(37,497)
Equity loss from subsidiaries	4,133	—	3,019	—	(7,152)	—
Net income (loss)	(37,497)	—	4,133	3,019	(7,152)	(37,497)
Other comprehensive income (loss):
Unrecognized actuarial losses and prior service costs, net of tax	24	—	—	24	(24)	24
Foreign currency translation adjustments, net of tax	1,441	—	—	1,441	(1,441)	1,441
Total comprehensive income (loss)	$(36,032)	$—	$4,133	$4,484	$(8,617)	$(36,032)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(41,943)	$—	$10,991	$(4,270)	$(35,222)
Investing Activities
Capital expenditures	(1,498)	—	(67)	(242)	(1,807)
Proceeds from the sale of assets	7	—	—	—	7
Net cash used in investing activities	(1,491)	—	(67)	(242)	(1,800)
Financing Activities
Borrowings under ABL facilities	59,945	—	—	57,356	117,301
Payments under ABL facilities	(49,501)	—	—	(35,685)	(85,186)
Intercompany transactions	31,178	—	(10,924)	(20,254)	—
Equity contribution from parent	80	—	—	—	80
Financing costs	(100)	—	—	(11)	(111)
Net cash provided by (used in) financing activities	41,602	—	(10,924)	1,406	32,084
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(37)	(37)
Net (decrease) increase in cash and cash equivalents	(1,832)	—	—	(3,143)	(4,975)
Cash and cash equivalents at beginning of period	7,855	—	—	3,519	11,374
Cash and cash equivalents at end of period	$6,023	$—	$—	$376	$6,399

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended July 2, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$226,284	$—	$44,309	$83,885	$(44,019)	$310,459
Cost of sales	169,717	—	42,674	61,747	(44,019)	230,119
Gross profit	56,567	—	1,635	22,138	—	80,340
Selling, general and administrative expenses	53,440	—	858	11,326	—	65,624
Income from operations	3,127	—	777	10,812	—	14,716
Interest expense, net	18,520	—	—	575	—	19,095
Foreign currency loss	—	—	—	124	—	124
Income (loss) before income taxes	(15,393)	—	777	10,113	—	(4,503)
Income tax expense	—	—	—	2,690	—	2,690
Income (loss) before equity loss from subsidiaries	(15,393)	—	777	7,423	—	(7,193)
Equity income (loss) from subsidiaries	8,200	—	7,423	—	(15,623)	—
Net income (loss)	(7,193)	—	8,200	7,423	(15,623)	(7,193)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,425	—	—	2,425	(2,425)	2,425
Total comprehensive income (loss)	$(4,768)	$—	$8,200	$9,848	$(18,048)	$(4,768)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Six Months Ended July 2, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$370,496	$—	$78,477	$134,950	$(76,728)	$507,195
Cost of sales	284,850	—	76,009	102,645	(76,728)	386,776
Gross profit	85,646	—	2,468	32,305	—	120,419
Selling, general and administrative expenses	100,081	—	1,900	22,559	—	124,540
Income (loss) from operations	(14,435)	—	568	9,746	—	(4,121)
Interest expense, net	36,859	—	—	936	—	37,795
Foreign currency loss	—	—	—	94	—	94
Income (loss) before income taxes	(51,294)	—	568	8,716	—	(42,010)
Income tax expense	—	—	—	2,301	—	2,301
Income (loss) before equity loss from subsidiaries	(51,294)	—	568	6,415	—	(44,311)
Equity income (loss) from subsidiaries	6,983	—	6,415	—	(13,398)	—
Net income (loss)	(44,311)	—	6,983	6,415	(13,398)	(44,311)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	15,389	—	—	15,389	(15,389)	15,389
Total comprehensive income (loss)	$(28,922)	$—	$6,983	$21,804	$(28,787)	$(28,922)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended July 2, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash used in operating activities	$(59,823)	$—	$(2,188)	$(3,144)	$(65,155)
Investing Activities
Supply center acquisition	(1,550)	—	—	—	(1,550)
Capital expenditures	(8,029)	—	(15)	(1,897)	(9,941)
Net cash used in investing activities	(9,579)	—	(15)	(1,897)	(11,491)
Financing Activities
Borrowings under ABL facilities	91,000	—	—	67,146	158,146
Payments under ABL facilities	(58,200)	—	—	(30,146)	(88,346)
Intercompany transactions	37,847	—	2,203	(40,050)	—
Financing costs	(371)	—	—	—	(371)
Net cash provided by (used in) financing activities	70,276	—	2,203	(3,050)	69,429
Effect of exchange rate changes on cash and cash equivalents	—	—	—	213	213
Net increase (decrease) in cash and cash equivalents	874	—	—	(7,878)	(7,004)
Cash and cash equivalents at beginning of period	5,911	—	—	7,878	13,789
Cash and cash equivalents at end of period	$6,785	$—	$—	$—	$6,785

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our company-operated supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 21%, 15% and 27%, respectively, of our net sales for the quarter ended June 30, 2012. For the six months ended June 30, 2012, vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 21%, 15% and 26%, respectively, of our net sales. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. We estimate that, for the quarter and six months ended June 30, 2012, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. During the quarter and six months ended June 30, 2012, approximately 73% of our net sales were generated through our network of company-operated supply centers.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other factors, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record an impairment of certain of our assets, including goodwill and intangible assets. Moreover, a prolonged downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and freight costs and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material and freight cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.
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

Results of Operations
The following table sets forth for the periods indicated our results of operations (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$314,391	$310,459	$527,345	$507,195
Cost of sales	233,685	230,119	405,545	386,776
Gross profit	80,706	80,340	121,800	120,419
Selling, general and administrative expenses	59,542	65,624	119,012	124,540
Income (loss) from operations	21,164	14,716	2,788	(4,121)
Interest expense, net	18,925	19,095	37,612	37,795
Foreign currency loss	199	124	237	94
Income (loss) before income taxes	2,040	(4,503)	(35,061)	(42,010)
Income tax expense	1,667	2,690	2,436	2,301
Net income (loss)	$373	$(7,193)	$(37,497)	$(44,311)
Other Data:
EBITDA (1)	$34,046	$27,392	$28,756	$21,242
Adjusted EBITDA (1)	36,020	34,855	33,260	31,590

(1)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our Revolving Credit Agreement (as defined below) and the indenture governing the 9.125% notes. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. Adjusted EBITDA, as presented in this section, does not correspond to the definition of “Consolidated EBITDA” used in the Revolving Credit Agreement and the indenture governing the 9.125% notes as the calculation presented in this section does not include run rate cost savings for quarterly reporting purposes, which are allowed under the Revolving Credit Agreement (see footnote (h) below for additional discussion). EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income (loss)	$373	$(7,193)	$(37,497)	$(44,311)
Interest expense, net	18,925	19,095	37,612	37,795
Income tax expense	1,667	2,690	2,436	2,301
Depreciation and amortization	13,081	12,800	26,205	25,457
EBITDA	34,046	27,392	28,756	21,242
Merger costs (a)	—	96	—	585
Purchase accounting related adjustments (b)	(967)	(878)	(1,937)	(1,854)
Executive officer separation and hiring costs (c)	1,228	5,467	2,875	5,467
Restructuring charges (d)	—	228	—	228
Loss on disposal or write-offs of assets other than by sale	8	89	26	173
Bank audit fees	42	—	42	—
Stock compensation expense (e)	25	87	51	114
Other normalizing and unusual items (f)	565	1,625	1,537	3,987
Non-cash expense adjustments (g)	874	625	1,673	1,554
Foreign currency loss (gain) (h)	199	124	237	94
Run rate cost savings (i)	—	—	—	—
Adjusted EBITDA	$36,020	$34,855	$33,260	$31,590

(a)	Represents professional fees incurred in connection with the Merger.

(b)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the Merger, which include the following (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Pension expense adjustment (i)	$(670)	$(679)	$(1,342)	$(1,356)
Amortization related to fair value adjustment of leased facilities (ii)	(114)	(114)	(228)	(228)
Amortization related to warranty liabilities (iii)	(183)	(185)	(367)	(370)
Inventory adjustment related to supply center acquisition (iv)	—	100	—	100
Total	$(967)	$(878)	$(1,937)	$(1,854)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(iv)	Represents the adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.

(c)
Represents (i) separation and hiring costs incurred in 2012, including payroll taxes and certain benefits and professional fees related to the resignation of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary in February 2012, the resignation of Mr. Haumesser, our former Senior Vice President of Human Resources in April 2012, the hiring of Mr. Morrisroe, our Senior Vice President, Chief Financial Officer and Secretary in February 2012, the hiring of Mr. Nagle, our President, AMI Distribution in February 2012 and the hiring of Mr. Kenyon, our Senior Vice President and Chief Human Resources Officer in June 2012 and (ii) separation costs incurred in 2011 related to the terminations of Mr. Chieffe, our former President and Chief Executive Officer, and Mr. Arthur, our former Senior Vice President of Operations, in June 2011.

(d)
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

(e)	Represents stock compensation related to restricted share units issued to certain board members.

(f)	Represents the following (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Professional fees (i)	$329	$656	$712	$2,461
Accretion on lease liability (ii)	130	85	258	223
Excess severance costs (iii)	113	67	122	265
Operating lease termination penalty (iv)	—	773	—	773
Excess legal expense (benefit) (v)	(7)	44	445	265
Total	$565	$1,625	$1,537	$3,987

(i)	Represents management’s estimate of unusual or non-recurring charges which includes fees associated with cost savings initiatives.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing plant, which we discontinued using during 2009.

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

(g)
Represents non-cash expense related to warranty expense in excess of payments for the quarters and six months ended June 30, 2012 and July 2, 2011. The impact of the warranty expenses for the quarter and six months ended July 2, 2011 was not previously reflected in our Adjusted EBITDA as reported in our July 2, 2011 report on Form 10-Q. This change was made to be consistent with the calculation of the annual amount of Adjusted EBITDA for the year ended December 31, 2011.

(h)	Represents currency transaction/translation losses, including on currency exchange hedging agreements.

(i)
Our estimate of run-rate cost savings related to actions taken or to be taken related to operational changes identified as of June 30, 2012 was approximately $14 million. Run-rate cost savings include actions relating to operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA (as defined in such debt instruments). As such, for the four consecutive fiscal quarters ended June 30, 2012 only $9.9 million of the approximately $14 million of cost savings identified has been included in the Adjusted EBITDA run-rate for purposes of calculating our debt covenants. As the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run rate cost savings when calculating Adjusted EBITDA for the quarter and six months ended June 30, 2012 and July 2, 2011.

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Vinyl windows	$98,469	$97,131	$165,357	$168,840
Vinyl siding products	65,274	62,823	108,632	99,983
Metal products	46,565	47,101	82,232	83,470
Third-party manufactured products	83,986	85,651	136,080	122,771
Other products and services	20,097	17,753	35,044	32,131
	$314,391	$310,459	$527,345	$507,195
Quarter Ended June 30, 2012 Compared to Quarter Ended July 2, 2011
Net sales increased 1.3% to $314.4 million for the second quarter of 2012 compared to $310.5 million for the same period in 2011. The increase in sales is partially due to vinyl siding unit volume increases of approximately 3% and unit volume increases in vinyl windows of approximately 1%. Third-party manufactured products decreased $1.7 million, or 1.9%, compared to the prior year. The improvement in net sales was negatively impacted by $3.4 million due to the weaker Canadian dollar in 2012.
Gross profit in the second quarter of 2012 was $80.7 million, or 25.7% of net sales, compared to gross profit of $80.3 million, or 25.9% of net sales, for the same period in 2011. The increase in gross profit was primarily the result of higher sales volumes in vinyl siding and vinyl windows. These increases were partially offset by a decrease in sales volume associated with third-party manufactured products and metal products. The decline in gross profit as a percentage of sales was largely due to a shift in product mix within the window products, which was partially offset by a shift in sales to our more profitable integrated business as compared to the third-party manufactured products.
Selling, general and administrative expenses were approximately $59.5 million, or 18.9% of net sales, for the second quarter of 2012 versus $65.6 million, or 21.1% of net sales, for the same period in 2011. The decrease of $6.1 million in selling, general and administrative expenses was primarily due to a $4.2 million decrease in executive officer separation and hiring costs, a $1.1 million decrease in sales incentives and marketing expenses, and a decrease in bad debt expense of $0.6 million. In addition, selling, general and administrative expenses for the quarter ended July 2, 2011 included an $0.8 million lease termination penalty and the reversal of the first quarter expense related to the profit sharing plan of $0.8 million.
Income from operations was $21.2 million and $14.7 million for the quarters ended June 30, 2012 and July 2, 2011, respectively.
Interest expense for the quarter ended June 30, 2012 was $18.9 million compared to $19.1 million for the same period in 2011. Interest expense for the quarters ended June 30, 2012 and July 2, 2011 both relate to interest on the 9.125% notes and borrowings under our ABL facilities.
The income tax expense for the second quarter of 2012 reflects an effective income tax rate of 81.7%, compared to an effective income tax rate of (59.7)% for the same period in 2011. The change in the tax rate was primarily the result of lower losses before taxes in the U.S., where there is valuation allowance against our net deferred tax asset, compared to the same period in 2011. No tax benefit was taken for U.S. losses in either period. The change in the tax rate was partially offset by a decline in foreign income in the quarter compared to the same period in 2011.
Net income for the quarter ended June 30, 2012 was $0.4 million compared to a net loss of $7.2 million for the same period in 2011.
Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011
Net sales increased 4.0% to $527.3 million for the six months ended June 30, 2012 compared to $507.2 million for the same period in 2011. The increase in sales is partially due to vinyl siding unit volume increases of approximately 7% offset by unit volume decreases in vinyl windows of approximately 3%. Third-party manufactured products increased $13.3 million, or 10.8%, compared to the same period in the prior year. The improvement in net sales was negatively impacted by $4.3 million due to the weaker Canadian dollar in 2012.
Gross profit for the six months ended June 30, 2012 was $121.8 million, or 23.1% of net sales, compared to gross profit of $120.4 million, or 23.7% of net sales, for the same period in 2011. The increase in gross profit was primarily the result of higher sales volumes in vinyl siding and third-party manufactured products, partially offset by a decrease in sales volume associated with vinyl windows and metal products. The decline in gross profit as a percentage of sales was largely due to a shift in product mix to the lower margin window products partially offset by lower material costs associated with our metal products.
Selling, general and administrative expenses were approximately $119.0 million, or 22.6% of net sales, for the six months ended June 30, 2012 versus $124.5 million, or 24.6% of net sales, for the same period in 2011. The decrease of $5.5 million in selling, general and administrative expenses was primarily due to a $2.6 million decrease in executive officer separation and hiring costs, a $1.7 million decrease in certain professional fees, which includes professional services associated with cost savings initiatives, a $1.1 million decrease in sales incentives and marketing expenses, a $0.6 million decrease in costs related to the Merger completed on October 13, 2010 and a decrease in bad debt expense of $0.5 million. These decreases were partially offset by higher delivery expense reflecting increased fuel costs and supply center and roofing distribution expansion costs. In addition, selling, general and administrative expenses for the six months ended July 2, 2011 included an $0.8 million lease termination penalty.
Income from operations was approximately $2.8 million for the six months ended June 30, 2012 compared to a loss from operations of approximately $4.1 million for the same period in 2011.
Interest expense was $37.6 million and $37.8 million for the six months ended June 30, 2012 and July 2, 2011, respectively. Interest expense for the six months ended June 30, 2012 and July 2, 2011 both relate to interest on the 9.125%

notes and borrowings under our ABL facilities.
The income tax expense for the six months ended June 30, 2012 reflects an effective income tax rate of (6.9)%, compared to an effective income tax rate of (5.5)% for the same period in July 2, 2011. The change in the tax rate was primarily the result of lower losses before taxes in the U.S. operations, where there is valuation allowance against our net deferred tax asset, compared to the same period in 2011. No tax benefit was taken for U.S. losses in either period.
Net loss for the six months ended June 30, 2012 was $37.5 million compared to a net loss of $44.3 million for the same period in 2011.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASC 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not believe that the adoption of the provisions of ASU 2012-02 will have an impact on our consolidated financial position, results of operations or cash flows.
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

Liquidity and Capital Resources
The following sets forth a summary of our cash flows for the six months ended June 30, 2012 and July 2, 2011 (in thousands):

	Six Months Ended
	June 30, 2012	July 2, 2011
Net cash used in operating activities	$(35,222)	$(65,155)
Net cash used in investing activities	(1,800)	(11,491)
Net cash provided by financing activities	32,084	69,429
Cash Flows

We had cash and cash equivalents of $6.4 million and available borrowing capacity of approximately $62.2 million under our ABL facilities as of June 30, 2012. Outstanding letters of credit as of June 30, 2012 totaled approximately $7.5 million primarily securing deductibles of various insurance policies.
Cash Flows from Operating Activities
Net cash used in operating activities was $35.2 million for the six months ended June 30, 2012, compared to $65.2 million for the same period in 2011. Accounts receivable was a use of cash of $32.6 million and $39.9 million for the six months ended June 30, 2012 and July 2, 2011, respectively, resulting in a net increase in cash flows of $7.3 million reflecting successful efforts to improve collections. Inventory was a use of cash of $45.8 million and $45.2 million during the six months ended June 30, 2012 and July 2, 2011, respectively. Inventory levels as of June 30, 2012 were lower compared to July 2, 2011 as a result of capital optimization initiatives. However, the seasonal increases in inventory to support higher sales resulted in an increased use of cash of $0.6 million for the six months ended June 30, 2012 compared to same period in the prior year. Accounts payable and accrued liabilities were a source of cash of $60.6 million and $37.5 million for the six months ended June 30, 2012 and July 2, 2011, respectively, resulting in a net increase in cash flows of $23.1 million as we effectively worked with our supply base to drive efficiencies and improve timing of inventory receipts and our payable process. Cash flows used in operating activities for the six months ended June 30, 2012 include income tax payments of $9.0 million compared to $6.6 million of income tax payments for the same period in 2011.

Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2012 of $1.8 million consisted of capital expenditures primarily related to various enhancements at our manufacturing facilities. During the six months ended July 2, 2011, net cash used in investing activities consisted of capital expenditures of $9.9 million and a supply center acquisition of approximately $1.6 million. Capital expenditures in 2011 were primarily at our supply centers to accommodate expansion of our roofing business, continued operations, relocations, opening preparations, the purchase of previously leased equipment and various enhancements at our manufacturing facilities.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2012 included borrowings of $117.3 million under our ABL facilities offset by repayments of $85.2 million and payments of financing costs of approximately $0.1 million. Net cash provided by financing activities for the six months ended July 2, 2011 included borrowings of $158.1 million under our ABL facilities offset by repayments of $88.3 million and payments of financing costs of less than $0.4 million.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, Associated Materials, LLC and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of the 9.125% notes. The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the ABL facilities. Interest payments are remitted on a semi-annual basis with the next payment due on November 1, 2012.
We completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value of $651.5 million and $636.9 million based on quoted market prices as of June 30, 2012 and December 31, 2011, respectively.
ABL Facilities
In October 2010, Associated Materials, LLC entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) LIBOR (for eurodollar loans under the U.S. facility) or CDOR (for loans under the Canadian facility), plus an applicable margin of 2.75% as of June 30, 2012, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of June 30, 2012, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of June 30, 2012.
As of June 30, 2012, there was $105.9 million drawn under our ABL facilities and $62.2 million available for additional borrowings. The per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.7% as of June 30, 2012. As of June 30, 2012, the per annum interest rates applicable to borrowings under the Canadian portion of the

ABL facilities were in the range of 5.0% to 7.0%. The weighted average interest rate for borrowings under the ABL facilities was 4.4% for the quarter ended June 30, 2012. We had letters of credit outstanding of $7.5 million as of June 30, 2012 primarily securing deductibles of various insurance policies.
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
Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than a Consolidated EBITDA (as defined in such debt instruments) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold. The fixed charge coverage ratio was 1.17:1.00 for the four consecutive fiscal quarter test period ended June 30, 2012. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of August 10, 2012, we have not triggered such fixed charge coverage ratio covenant for 2012, and we currently do not expect to be required to test such covenant for fiscal year 2012, although we would be in compliance with such covenant if it were required to be tested. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
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
We were in compliance with our debt covenants as of June 30, 2012.
Potential Implications of Current Trends and Conditions in the Building Products Industry on our Liquidity and Capital Resources
We believe our cash flows from operations and our borrowing capacity under the ABL facilities will be sufficient to satisfy our obligations to pay principal and interest on our outstanding debt, maintain current operations and provide sufficient capital for the foreseeable future. The building products industry has shown some improvements in 2012 and the long-term outlook is positive. However, a number of factors could contribute to lower future demand for our products if these positive trends were to reverse, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these negative trends were to occur, our ability to generate cash sufficient to meet our existing indebtedness obligations could be adversely affected, and we could be required either to find alternate sources of liquidity or to refinance our existing indebtedness in order to avoid defaulting on our debt obligations.
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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and freight costs and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material and freight cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At June 30, 2012, we had no raw material hedge contracts in place.
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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities. The interest rate margins for each loan under either the U.S. or Canadian tranche B revolving facilities are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities increased by 200 basis points. At June 30, 2012, we had borrowings outstanding of $105.9 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $1.1 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $651.5 million based on quoted market prices as of June 30, 2012.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. At June 30, 2012, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was less than $0.1 million.
We experienced foreign currency translation losses of $6.5 million and foreign currency translation gains of $1.4 million, net of tax, for the quarter and six months ended June 30, 2012, respectively, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during the six months ended 2012 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.3 million decrease or increase, respectively, in net income for the six months ended June 30, 2012, respectively.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials — vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter or six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Product Liability Claims
On September 20, 2010, our Company and its subsidiary, Gentek Buildings Products, Inc. (“Gentek”), were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al (the “Eliason complaint”). The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by our Company and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that our Company and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. Since such time that the Eliason complaint was filed, seven additional putative class actions have been filed.
On January 26, 2012, we filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying our motion to consolidate on the basis that since all Plaintiffs’ have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. On May 3, 2012, a complaint was filed in the Northern District of Ohio, consolidating the five actions that previously had been pending in other states (the “Patrick action”).  On July 20, 2012, plaintiffs in the three actions already pending in the Northern District of Ohio filed a motion to consolidate those actions with the Patrick action.  That same day, the Court issued an order requiring the parties to advise if any party objects to consolidation and requiring the parties to submit a joint consolidated pretrial schedule within ten days.  A case management conference is currently scheduled for August 22, 2012. We believe the claims lack merit and intend to vigorously defend the cases.
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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	August 10, 2012	By:	/s/ Jerry W. Burris
Jerry W. Burris
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2012	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC's Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC's Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.1*	Employment Agreement, dated as of June 4, 2012, between Associated Materials, LLC and James T. Kenyon.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.
††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.