Form 10-Q
period 2012-09-29
ASSOCIATED MATERIALS, LLC
filed 2012-11-09
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has filed all such Exchange Act reports for the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2012, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended September 29, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$9,659	$11,374
Accounts receivable, net of allowance for doubtful accounts of $4,225 at September 29, 2012 and $7,823 at December 31, 2011	159,582	121,998
Inventories	152,105	115,653
Income taxes receivable	823	—
Deferred income taxes	8,014	8,013
Prepaid expenses	10,432	11,653
Total current assets	340,615	268,691
Property, plant and equipment, net of accumulated depreciation of $49,606 at September 29, 2012 and $29,727 at December 31, 2011	112,072	126,593
Goodwill	484,762	478,912
Other intangible assets, net	608,339	622,100
Other assets	22,935	24,872
Total assets	$1,568,723	$1,521,168

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$119,231	$80,260
Accrued liabilities	96,277	72,429
Deferred income taxes	5,819	4,967
Income taxes payable	2,570	6,989
Total current liabilities	223,897	164,645
Deferred income taxes	131,696	131,698
Other liabilities	146,202	150,361
Long-term debt	820,126	804,000
Member’s equity	246,802	270,464
Total liabilities and member’s equity	$1,568,723	$1,521,168
See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$325,034	$349,201	$852,379	$856,396
Cost of sales	243,430	264,042	648,975	650,818
Gross profit	81,604	85,159	203,404	205,578
Selling, general and administrative expenses	59,451	63,576	178,463	188,116
Impairment of other intangible assets	—	72,242	—	72,242
Income (loss) from operations	22,153	(50,659)	24,941	(54,780)
Interest expense, net	19,085	19,056	56,697	56,851
Foreign currency (gain) loss	(17)	371	220	465
Income (loss) before income taxes	3,085	(70,086)	(31,976)	(112,096)
Income tax expense (benefit)	2,555	(22,068)	4,991	(19,767)
Net income (loss)	530	(48,018)	(36,967)	(92,329)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	16	—	40	—
Foreign currency translation adjustments, net of tax	11,662	(34,199)	13,103	(18,809)
Total comprehensive income (loss)	$12,208	$(82,217)	$(23,824)	$(111,138)
See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating Activities
Net loss	$(36,967)	$(92,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,402	38,363
Deferred income taxes	(732)	(19,004)
Impairment of other intangible assets	—	72,242
Provision for losses on accounts receivable	1,505	2,903
Amortization of deferred financing costs	3,350	3,351
Stock compensation	82	817
(Gain) loss on sale or disposal of assets	(15)	195
Changes in operating assets and liabilities:
Accounts receivable	(38,132)	(51,972)
Inventories	(35,341)	(26,781)
Accounts payable and accrued liabilities	61,623	50,760
Income taxes receivable / payable	(5,403)	(4,819)
Other	(3,476)	(2,135)
Net cash used in operating activities	(14,104)	(28,409)
Investing Activities
Supply center acquisition	—	(1,550)
Capital expenditures	(3,720)	(13,177)
Proceeds from the sale of assets	88	—
Net cash used in investing activities	(3,632)	(14,727)
Financing Activities
Borrowings under ABL facilities	147,574	294,146
Payments under ABL facilities	(131,353)	(256,146)
Equity contribution from parent	80	—
Financing costs	(225)	(398)
Net cash provided by financing activities	16,076	37,602
Effect of exchange rate changes on cash and cash equivalents	(55)	198
Net decrease in cash and cash equivalents	(1,715)	(5,336)
Cash and cash equivalents at beginning of period	11,374	13,789
Cash and cash equivalents at end of period	$9,659	$8,453
Supplemental information:
Cash paid for interest	$36,474	$39,825
Cash paid for income taxes	$11,149	$4,070
See accompanying notes to unaudited condensed consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2012
(UNAUDITED)
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
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and nine months ended September 29, 2012 and October 1, 2011. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 and ASU 2011-12 concern presentation and disclosure only. Adoption of ASU 2011-05 and ASU 2011-12 on January 1, 2012 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 29, 2012	December 31, 2011
Raw materials	$36,680	$29,770
Work-in-progress	10,731	8,580
Finished goods and purchased products	104,694	77,303
	$152,105	$115,653

Note 3 – Goodwill and Other Intangible Assets
The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets. The Company did not recognize any impairment losses of its goodwill during the quarters or nine months ended September 29, 2012 and October 1, 2011.
During the third quarter of 2011, due to the weaker economic conditions and lower projections for results of operations, management lowered its forecast used for its discounted cash flow analysis. In addition, Parent granted stock options in September 2011 to its newly appointed President and Chief Executive Officer at an exercise price of $5 per share based on a determination of fair market value by the board of directors of Parent, and also modified certain other outstanding options to an exercise price of $5 per share. As a result of the lower management projections for operating results and the calculated lower per share equity value, the Company believed that it had an indicator of impairment and performed interim goodwill impairment testing as of September 3, 2011. The Company completed the first step of its goodwill impairment testing with the assistance of an independent valuation firm during the third quarter of 2011. However, the second step of the valuation analysis was not completed and management could not reasonably estimate the amount of an impairment charge prior to the filing date of the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011. The Company completed the valuation work and the estimates of fair value necessary to complete the second step of the impairment analysis and recorded the resulting impairment charge during the fourth quarter of 2011. None of the Company’s goodwill is deductible for income tax purposes.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 31, 2011	$478,912
Foreign currency translation	5,850
Balance at September 29, 2012	$484,762

The Company’s other intangible assets consist of the following (in thousands):

	September 29, 2012				December 31, 2011
	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value	Average Amortization Period (In Years)	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	13	$327,372	$51,493	$275,879	13	$330,080	$31,498	$298,582
Amortized non-compete agreements	3	10	4	6	3	10	2	8
Total amortized intangible assets		327,382	51,497	275,885		330,090	31,500	298,590
Non-amortized trade names (1)		332,454	—	332,454		323,510	—	323,510
Total intangible assets		$659,836	$51,497	$608,339		$653,600	$31,500	$622,100
(1) Balances reflect impairment charges recorded during 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine trade names and are tested for impairment at least annually at the beginning of the fourth quarter and on a more frequent basis if there are indications of potential impairment. The Company did not recognize any impairment losses of its other intangible assets during the quarter or nine months ended September 29, 2012.
As a result of the lower management projections for operating results and the calculated lower per share equity value discussed above, the Company believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test of the fair value with the assistance of an independent valuation firm. The Company determined that the fair value determined by the income approach of certain non-amortized trade names was lower than the carrying value. Accordingly, the Company recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with its non-amortized trade names.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to other intangible assets was $6.6 million and $19.7 million for the quarter and nine months ended September 29, 2012, respectively, and $6.5 million and $19.7 million for the quarter and nine months ended October 1, 2011, respectively.

Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 29, 2012	December 31, 2011
9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	90,126	74,000
Total long-term debt	$820,126	$804,000
9.125% Senior Secured Notes due 2017
In October 2010, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes” or the “notes”). The notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company's obligations under the senior secured asset-based revolving credit facilities (the "ABL facilities"). Interest payments are remitted on a semi-annual basis with the next payment due on November 1, 2012.
The Company completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value, classified as Level 1, of $715.4 million and $636.9 million based on quoted market prices as of September 29, 2012 and December 31, 2011, respectively.

ABL Facilities
In October 2010, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and the direct parent of the Company, other than certain excluded subsidiaries. All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries. The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate ("LIBOR") (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate ("CDOR") (for loans under the Canadian facility), plus an applicable margin of 2.75% as of September 29, 2012, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of September 29, 2012, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of September 29, 2012. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter.
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
As of September 29, 2012, there was $90.1 million drawn under the Company’s ABL facilities and $89.4 million available for additional borrowings. The per annum interest rate applicable to borrowings under both the U.S. portion and the Canadian portion of the ABL facilities was 3.7% as of September 29, 2012. The Company had letters of credit outstanding of $9.1 million as of September 29, 2012 primarily securing deductibles of various insurance policies.

Note 5 – Retirement Plans
The Company sponsors defined benefit pension plans which cover hourly workers at its West Salem, Ohio plant, and hourly union employees at its Woodbridge, New Jersey plant, and a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (the “Domestic Plans”). The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at its Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). Accrued pension liabilities are included in accrued and other long-term liabilities in the accompanying balance sheets. The actuarial valuation measurement date for the defined benefit pension plans is December 31st.
Components of defined benefit pension plan costs are as follows (in thousands):

	Quarters Ended
	September 29, 2012		October 1, 2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net periodic pension cost
Service cost	$208	$611	$93	$628
Interest cost	771	990	777	927
Expected return on assets	(792)	(940)	(853)	(974)
Amortization of unrecognized:
Prior service costs	—	5	—	—
Cumulative net (gain) loss	(1)	12	—	—
Net periodic pension cost	$186	$678	$17	$581

	Nine Months Ended
	September 29, 2012		October 1, 2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net periodic pension cost
Service cost	$564	$1,814	$465	$1,928
Interest cost	2,292	2,940	2,321	2,843
Expected return on assets	(2,418)	(2,791)	(2,543)	(2,988)
Amortization of unrecognized:
Prior service costs	—	16	—	—
Cumulative net loss	3	34	—	—
Net periodic pension cost	$441	$2,013	$243	$1,783
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

Note 6 – Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Vinyl windows	$95,844	$97,814	$261,201	$266,654
Vinyl siding products	66,708	69,618	175,340	169,601
Metal products	51,691	53,684	133,923	137,154
Third-party manufactured products	87,714	107,512	223,794	230,283
Other products and services	23,077	20,573	58,121	52,704
	$325,034	$349,201	$852,379	$856,396

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
A reconciliation of the warranty reserve activity is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance at the beginning of the period	$102,522	$96,465	$101,163	$94,712
Provision for warranties issued and changes in estimates for pre-existing warranties	3,035	3,032	8,269	6,057
Claims paid	(2,297)	(3,248)	(6,225)	(5,089)
Foreign currency translation	499	(1,322)	552	(753)
Balance at the end of the period	$103,759	$94,927	$103,759	$94,927

Note 8 – Manufacturing Restructuring Costs
The following is a reconciliation of the manufacturing restructuring liability of the warehouse facility adjacent to the Ennis manufacturing plant related to discontinued use (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Balance at the beginning of the period	$3,602	$4,348	$4,086	$4,583
Additions	—	—	—	228
Accretion of related lease obligations	141	118	399	376
Payments	(250)	(251)	(992)	(972)
Balance at the end of the period	$3,493	$4,215	$3,493	$4,215
The remaining restructuring liability will continue to be paid over the lease term, which ends April 2020.

Note 9 – Executive Officers’ Separation and Hiring Costs
On February 20, 2012, David S. Nagle was appointed President, AMI Distribution. On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Paul Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President, Chief Financial Officer and Secretary. The Company’s Senior Vice President of Human Resources, John F. Haumesser, resigned his position effective April 19, 2012 and was succeeded by James T. Kenyon, who was named Senior Vice President and Chief Human Resources Officer on June 7, 2012.
The Company recorded $2.9 million for the nine months ended September 29, 2012 for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. Mr. Graham’s and Mr. Haumesser's separation costs will be paid in accordance with their employment agreements. As of September 29, 2012, remaining separation costs payable to the Company’s former executives of $4.3 million are accrued, which will be paid at various dates through 2014.
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

The Company recorded $0.8 million and $6.3 million for separation costs, including payroll taxes, certain benefits and related professional fees as a component of selling, general and administrative expenses for the quarter and nine months ended October 1, 2011, respectively.

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
On January 26, 2012, the Company filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying the Company's motion to consolidate on the basis that since all plaintiffs' have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. On May 3, 2012, a complaint was filed in the Northern District of Ohio, consolidating the five actions that previously had been pending in other states (the “Patrick action”). On July 20, 2012, plaintiffs in the three actions already pending in the Northern District of Ohio filed a motion to consolidate those actions with the Patrick action, but specifically requesting that the first-filed action by plaintiff Eliason be permitted to proceed under a separate caption and on its own track. That same day, the Court issued an order requiring the parties to advise if any party objects to consolidation and requiring the parties to submit a joint consolidated pretrial schedule within ten days. Defendants filed a motion consenting to consolidation but requesting that all cases be consolidated under a single caption and proceed on a single track. On September 6, 2012, the Court issued an order granting defendants' request for consolidation of all cases under a single caption, proceeding on a single track. The Court also ordered plaintiffs to file their single consolidated amended complaint by September 19, 2012, which plaintiffs did.
The Court also conducted a case management conference on September 5, 2012. At that conference, the Court deferred setting most case deadlines to permit the parties to attempt to resolve the case by mediation. A non-binding mediation has been scheduled for November 13, 2012. If the case does not resolve by mediation at that time, the Court has ordered defendants to file any motion to dismiss the consolidated amended complaint by December 3, 2012. A further case management conference was held on October 22, 2012. At that conference, the Court determined that if the case goes forward after the mediation, discovery may commence on November 26, 2012 and plaintiffs must file their motion for class certification by August 7, 2013.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
September 29, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,735	$—	$—	$924	$—	$9,659
Accounts receivable, net	108,343	—	14,511	36,728	—	159,582
Intercompany receivables	357,806	—	—	4,159	(361,965)	—
Inventories	104,848	—	13,215	34,042	—	152,105
Income taxes receivable	1,451	—	—	823	(1,451)	823
Deferred income taxes	6,174	—	1,840	—	—	8,014
Prepaid expenses	6,348	—	779	3,305	—	10,432
Total current assets	593,705	—	30,345	79,981	(363,416)	340,615
Property, plant and equipment, net	69,368	—	2,088	40,616	—	112,072
Goodwill	300,642	—	24,650	159,470	—	484,762
Other intangible assets, net	404,645	—	45,218	158,476	—	608,339
Investment in subsidiaries	(43,464)	—	(56,447)	—	99,911	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	20,463	—	119	2,353	—	22,935
Total assets	$1,345,359	$730,000	$45,973	$440,896	$(993,505)	$1,568,723
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$75,332	$—	$12,877	$31,022	$—	$119,231
Intercompany payables	(26,324)	—	25,870	362,419	(361,965)	—
Accrued liabilities	77,511	—	7,057	11,709	—	96,277
Deferred income taxes	772	—	—	5,047	—	5,819
Income taxes payable	(308)	—	4,365	(36)	(1,451)	2,570
Total current liabilities	126,983	—	50,169	410,161	(363,416)	223,897
Deferred income taxes	81,394	—	13,204	37,098	—	131,696
Other liabilities	89,581	—	26,064	30,557	—	146,202
Long-term debt	800,599	730,000	—	19,527	(730,000)	820,126
Member’s equity	246,802	—	(43,464)	(56,447)	99,911	246,802
Total liabilities and member’s equity	$1,345,359	$730,000	$45,973	$440,896	$(993,505)	$1,568,723

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended September 29, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$241,436	$—	$47,830	$84,424	$(48,656)	$325,034
Cost of sales	181,626	—	44,944	65,516	(48,656)	243,430
Gross profit	59,810	—	2,886	18,908	—	81,604
Selling, general and administrative expenses	46,961	—	1,603	10,887	—	59,451
Income from operations	12,849	—	1,283	8,021	—	22,153
Interest expense, net	18,538	—	—	547	—	19,085
Foreign currency gain	—	—	—	(17)	—	(17)
Income (loss) before income taxes	(5,689)	—	1,283	7,491	—	3,085
Income tax expense (benefit)	462	—	(23)	2,116	—	2,555
Income (loss) before equity loss from subsidiaries	(6,151)	—	1,306	5,375	—	530
Equity gain (loss) from subsidiaries	6,681	—	5,375	—	(12,056)	—
Net income (loss)	530	—	6,681	5,375	(12,056)	530
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	40	—	(1)	12	(35)	16
Foreign currency translation adjustments, net of tax	11,662	—	—	11,662	(11,662)	11,662
Total comprehensive income (loss)	$12,232	$—	$6,680	$17,049	$(23,753)	$12,208

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Nine Months Ended September 29, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$636,915	$—	$133,563	$218,919	$(137,018)	$852,379
Cost of sales	485,784	—	126,420	173,789	(137,018)	648,975
Gross profit	151,131	—	7,143	45,130	—	203,404
Selling, general and administrative expenses	141,729	—	4,782	31,952	—	178,463
Income from operations	9,402	—	2,361	13,178	—	24,941
Interest expense, net	55,315	—	—	1,382	—	56,697
Foreign currency loss	—	—	—	220	—	220
Income (loss) before income taxes	(45,913)	—	2,361	11,576	—	(31,976)
Income tax expense (benefit)	1,868	—	(59)	3,182	—	4,991
Income (loss) before equity loss from subsidiaries	(47,781)	—	2,420	8,394	—	(36,967)
Equity gain (loss) from subsidiaries	10,814	—	8,394	—	(19,208)	—
Net income (loss)	(36,967)	—	10,814	8,394	(19,208)	(36,967)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	40	—	(1)	36	(35)	40
Foreign currency translation adjustments, net of tax	13,103	—	—	13,103	(13,103)	13,103
Total comprehensive income (loss)	$(23,824)	$—	$10,813	$21,533	$(32,346)	$(23,824)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 29, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(22,131)	$—	$7,028	$999	$(14,104)
Investing Activities
Capital expenditures	(2,956)	—	(67)	(697)	(3,720)
Proceeds from the sale of assets	87	—	1	—	88
Net cash used in investing activities	(2,869)	—	(66)	(697)	(3,632)
Financing Activities
Borrowings under ABL facilities	74,218	—	—	73,356	147,574
Payments under ABL facilities	(74,619)	—	—	(56,734)	(131,353)
Intercompany transactions	26,410	—	(6,962)	(19,448)	—
Equity contribution from parent	80	—	—	—	80
Financing costs	(209)	—	—	(16)	(225)
Net cash provided by (used in) financing activities	25,880	—	(6,962)	(2,842)	16,076
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(55)	(55)
Net increase (decrease) in cash and cash equivalents	880	—	—	(2,595)	(1,715)
Cash and cash equivalents at beginning of period	7,855	—	—	3,519	11,374
Cash and cash equivalents at end of period	$8,735	$—	$—	$924	$9,659

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended October 1, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$261,047	$—	$45,630	$88,432	$(45,908)	$349,201
Cost of sales	199,263	—	43,372	67,315	(45,908)	264,042
Gross profit	61,784	—	2,258	21,117	—	85,159
Selling, general and administrative expenses	51,542	—	841	11,193	—	63,576
Impairment of other intangible assets	50,200	—	3,965	18,077	—	72,242
Income (loss) from operations	(39,958)	—	(2,548)	(8,153)	—	(50,659)
Interest expense, net	18,520	—	—	536	—	19,056
Foreign currency loss	—	—	—	371	—	371
Income (loss) before income taxes	(58,478)	—	(2,548)	(9,060)	—	(70,086)
Income tax (benefit) expense	(19,842)	—	1,578	(3,804)	—	(22,068)
Income (loss) before equity loss from subsidiaries	(38,636)	—	(4,126)	(5,256)	—	(48,018)
Equity income (loss) from subsidiaries	(9,382)	—	(5,256)	—	14,638	—
Net income (loss)	(48,018)	—	(9,382)	(5,256)	14,638	(48,018)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(34,199)	—	—	(34,199)	34,199	(34,199)
Total comprehensive income (loss)	$(82,217)	$—	$(9,382)	$(39,455)	$48,837	$(82,217)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For The Nine Months Ended October 1, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$631,543	$—	$124,107	$223,382	$(122,636)	$856,396
Cost of sales	484,113	—	119,381	169,960	(122,636)	650,818
Gross profit	147,430	—	4,726	53,422	—	205,578
Selling, general and administrative expenses	151,623	—	2,741	33,752	—	188,116
Impairment of other intangible assets	50,200	—	3,965	18,077	—	72,242
Income (loss) from operations	(54,393)	—	(1,980)	1,593	—	(54,780)
Interest expense, net	55,379	—	—	1,472	—	56,851
Foreign currency loss	—	—	—	465	—	465
Income (loss) before income taxes	(109,772)	—	(1,980)	(344)	—	(112,096)
Income tax (benefit) expense	(19,842)	—	1,578	(1,503)	—	(19,767)
Income (loss) before equity loss from subsidiaries	(89,930)	—	(3,558)	1,159	—	(92,329)
Equity income (loss) from subsidiaries	(2,399)	—	1,159	—	1,240	—
Net income (loss)	(92,329)	—	(2,399)	1,159	1,240	(92,329)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(18,809)	—	—	(18,809)	18,809	(18,809)
Total comprehensive income (loss)	$(111,138)	$—	$(2,399)	$(17,650)	$20,049	$(111,138)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended October 1, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(37,296)	$—	$(436)	$9,323	$(28,409)
Investing Activities
Supply center acquisition	(1,550)	—	—	—	(1,550)
Capital expenditures	(10,728)	—	(26)	(2,423)	(13,177)
Net cash used in investing activities	(12,278)	—	(26)	(2,423)	(14,727)
Financing Activities
Borrowings under ABL facilities	180,000	—	—	114,146	294,146
Payments under ABL facilities	(164,000)	—	—	(92,146)	(256,146)
Intercompany transactions	36,514	—	462	(36,976)	—
Financing costs	(398)	—	—	—	(398)
Net cash provided by (used in) financing activities	52,116	—	462	(14,976)	37,602
Effect of exchange rate changes on cash and cash equivalents	—	—	—	198	198
Net increase (decrease) in cash and cash equivalents	2,542	—	—	(7,878)	(5,336)
Cash and cash equivalents at beginning of period	5,911	—	—	7,878	13,789
Cash and cash equivalents at end of period	$8,453	$—	$—	$—	$8,453

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. In addition, we distribute third-party manufactured products primarily through our company-operated supply centers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 30%, 21%, 16% and 27%, respectively, of our net sales for the quarter ended September 29, 2012. For the nine months ended September 29, 2012, vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 21%, 16% and 26%, respectively, of our net sales. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. We estimate that, for the quarter and nine months ended September 29, 2012, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. During the nine months ended September 29, 2012, approximately 74% of our net sales were generated through our network of company-operated supply centers.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other factors, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future. In the event that our expectations regarding the outlook for the housing market result in a reduction in forecasted sales and operating income, and related growth rates, we may be required to record an impairment of certain of our assets, including goodwill and intangible assets. Moreover, a continued downturn in the housing market and the general economy may have other consequences to our business, including accounts receivable write-offs due to financial distress of customers and lower of cost or market reserves related to our inventories.
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

Results of Operations
The following table sets forth for the periods indicated our results of operations (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	$325,034	$349,201	$852,379	$856,396
Cost of sales	243,430	264,042	648,975	650,818
Gross profit	81,604	85,159	203,404	205,578
Selling, general and administrative expenses	59,451	63,576	178,463	188,116
Impairment of other intangible assets	—	72,242	—	72,242
Income (loss) from operations	22,153	(50,659)	24,941	(54,780)
Interest expense, net	19,085	19,056	56,697	56,851
Foreign currency (gain) loss	(17)	371	220	465
Income (loss) before income taxes	3,085	(70,086)	(31,976)	(112,096)
Income tax expense (benefit)	2,555	(22,068)	4,991	(19,767)
Net income (loss)	$530	$(48,018)	$(36,967)	$(92,329)
Other Data:
EBITDA (1)	$35,368	$(38,124)	$64,123	$(16,882)
Adjusted EBITDA (1)	36,075	36,226	69,334	67,816

(1)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our Revolving Credit Agreement (as defined below) and the indenture governing the 9.125% notes. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. Adjusted EBITDA, as presented in this section, does not correspond to the definition of “Consolidated EBITDA” used in the Revolving Credit Agreement and the indenture governing the 9.125% notes as the calculation presented in this section does not include run rate cost savings for quarterly reporting purposes, which are allowed under the Revolving Credit Agreement (see footnote (j) below for additional discussion). EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income (loss)	$530	$(48,018)	$(36,967)	$(92,329)
Interest expense, net	19,085	19,056	56,697	56,851
Income tax expense (benefit)	2,555	(22,068)	4,991	(19,767)
Depreciation and amortization	13,198	12,906	39,402	38,363
EBITDA	35,368	(38,124)	64,123	(16,882)
Impairment of other intangible assets (a)	—	72,242	—	72,242
Merger costs (b)	—	—	—	585
Purchase accounting related adjustments (c)	(952)	(968)	(2,889)	(2,822)
Executive officer separation and hiring costs (d)	46	807	2,921	6,274
Restructuring charges (e)	—	—	—	228
(Gain) loss on disposal or write-offs of assets	(43)	22	(17)	195
Bank audit fees	52	80	94	80
Stock compensation expense (f)	31	703	82	817
Other normalizing and unusual items (g)	684	1,126	2,221	5,113
Non-cash expense adjustments (h)	906	(33)	2,579	1,521
Foreign currency loss (gain) (i)	(17)	371	220	465
Run rate cost savings (j)	—	—	—	—
Adjusted EBITDA	$36,075	$36,226	$69,334	$67,816

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

(b)	Represents professional fees incurred in connection with the Merger.

(c)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the Merger, which include the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Pension expense adjustment (i)	$(673)	$(671)	$(2,015)	$(2,027)
Amortization related to fair value adjustment of leased facilities (ii)	(110)	(114)	(338)	(342)
Amortization related to warranty liabilities (iii)	(169)	(183)	(536)	(553)
Inventory adjustment related to supply center acquisition (iv)	—	—	—	100
Total	$(952)	$(968)	$(2,889)	$(2,822)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(iv)	Represents the adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.

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

Kenyon, our Senior Vice President and Chief Human Resources Officer in June 2012 and (ii) separation and hiring costs, including payroll taxes and certain benefits, and professional fees, incurred in 2011 related to the terminations of Mr. Chieffe, our former President and Chief Executive Officer, and Mr. Arthur, our former Senior Vice President of Operations, in June 2011, the hiring of Mr. Gaydos, our Senior Vice President of Operations in August 2011 and the hiring of Mr. Burris, our President and Chief Executive Officer in September 2011.

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

(f)	Represents stock compensation related to restricted share units issued.

(g)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Professional fees (i)	$299	$666	$1,011	$3,127
Accretion on lease liability (ii)	141	118	399	341
Excess severance costs (iii)	48	325	170	590
Operating lease termination penalty (iv)	—	—	—	773
Excess legal expense (v)	196	17	641	282
Total	$684	$1,126	$2,221	$5,113

(i)	Represents management’s estimate of unusual or non-recurring charges which includes fees associated with cost savings initiatives.

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

(h)
Represents non-cash expense related to warranty expense in excess of payments for the quarters and nine months ended September 29, 2012 and October 1, 2011. The impact of the warranty expenses for the quarter and nine months ended October 1, 2011 was not previously reflected in our Adjusted EBITDA as reported in our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011. This change was made to be consistent with the calculation of the annual amount of Adjusted EBITDA for the year ended December 31, 2011.

(i)	Represents currency transaction/translation losses, including on currency exchange hedging agreements.

(j)
Our estimate of run-rate cost savings related to actions taken or to be taken related to operational changes identified as of September 29, 2012 was approximately $14 million. Run-rate cost savings include actions relating to operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA (as defined in such debt instruments). As such, for the four consecutive fiscal quarters ended September 29, 2012 only $9.9 million of the approximately $14 million of cost savings identified has been included in the Adjusted EBITDA run-rate for purposes of calculating our debt covenants. As the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run rate cost savings when calculating Adjusted EBITDA for the quarters and nine months ended September 29, 2012 and October 1, 2011.

The following table sets forth for the periods presented a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Vinyl windows	$95,844	$97,814	$261,201	$266,654
Vinyl siding products	66,708	69,618	175,340	169,601
Metal products	51,691	53,684	133,923	137,154
Third-party manufactured products	87,714	107,512	223,794	230,283
Other products and services	23,077	20,573	58,121	52,704
	$325,034	$349,201	$852,379	$856,396
Quarter Ended September 29, 2012 Compared to Quarter Ended October 1, 2011
Net sales decreased $24.2 million, or 6.9%, to $325.0 million for the third quarter of 2012 compared to $349.2 million for the same period in 2011. The decrease was mainly due to a $19.8 million, or 18.4% decline in sales of third-party manufactured products, primarily within our roofing business, compared to the prior year. Third-party manufactured product sales in the prior year quarter were favorably impacted by increased storm related activity in 2011. In addition, our focus on driving profitable growth in the current period also contributed to lower sales of third-party manufactured products. Vinyl siding and vinyl windows decreased $2.9 million and $2.0 million, respectively, compared to last year's third quarter due to volume decreases of approximately 4% and 3%, respectively. The impact of the stronger Canadian dollar in 2012 increased net sales by $0.9 million for the quarter ended September 29, 2012.
Gross profit in the third quarter of 2012 was $81.6 million, or 25.1% of net sales, compared to gross profit of $85.2 million, or 24.4% of net sales, for the same period in 2011. The decrease in gross profit was primarily the result of lower sales volumes in vinyl siding, vinyl windows and third-party manufactured products. The increase in gross profit as a percentage of sales was due to a shift in sales to our more profitable integrated business as compared to the third-party manufactured products partially offset by a shift in product mix within the window products. Gross profit margins also benefited from lower costs for certain raw materials compared to the prior year.
Selling, general and administrative expenses were $59.5 million, or 18.3% of net sales, for the third quarter of 2012 versus $63.6 million, or 18.2% of net sales, for the same period in 2011. The decrease of $4.1 million in selling, general and administrative expenses was due to a $1.1 million decrease in compensation, related taxes and benefits primarily due to lower supply center headcount compared to the prior year, a decrease in bad debt expense of $0.9 million, a $0.8 million decrease in executive officer separation and hiring costs, decreased sales commissions of $0.7 million and a decrease in stock compensation expense of $0.7 million.
We recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with our non-amortized trade names. During the third quarter of 2011, due to the weaker economic conditions and lower projections for results of operations, management lowered its forecast used for its discounted cash flow analysis. In addition, Parent granted stock options in September 2011 to its newly appointed President and Chief Executive Officer at an exercise price of $5 per share based on a determination of fair market value by the board of directors of Parent, and also modified certain other outstanding options to an exercise price of $5 per share. As a result of the lower management projections for operating results and the calculated lower per share equity value, we believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test of the fair value with the assistance of an independent valuation firm. Accordingly, we determined that the fair value determined by the income approach of certain non-amortized trade names was lower than the carrying value and recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with our non-amortized trade names.
Income from operations was $22.2 million the quarter ended September 29, 2012 compared to a loss from operations of $50.7 million for the quarter ended October 1, 2011.
Interest expense was $19.1 million for the quarters ended September 29, 2012 and October 1, 2011. Interest expense for the quarters ended September 29, 2012 and October 1, 2011 both relate to interest on the 9.125% notes and borrowings under our ABL facilities.
The income tax expense for the third quarter of 2012 reflected an effective income tax rate of 82.8%, whereas the income tax benefit for the same period in 2011 reflected an effective income tax rate of (31.5)%. The higher than statutory income tax rate in the current year quarter was primarily a result of the U.S. taxation of income from foreign operations and losses in the U.S. operations for which no tax benefit was recognized. Income tax benefit in the prior year quarter was primarily due to the impairment of $72.2 million for indefinite-lived intangible assets and the reversal of related deferred tax liabilities in the third quarter of 2011. Losses of the U.S. operations in both periods, where there was full valuation allowance against our U.S. net deferred tax asset, did not result in a tax benefit.
Net income for the quarter ended September 29, 2012 was $0.5 million compared to a net loss of $48.0 million for the same period in 2011.
Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011
Net sales decreased $4.0 million, or 0.5%, to $852.4 million for the nine months ended September 29, 2012 compared to $856.4 million for the same period in 2011. The decrease in sales was due to a decrease in third-party manufactured product sales of $6.5 million, or 2.8%. In addition, vinyl windows sales decreased by $5.5 million compared to the same period in the prior year as a result of a decline in unit volumes of approximately 3%. These decreases were partially offset by a $5.7 million increase in vinyl siding sales as unit volume increased by approximately 2% compared to the same period in 2011. Net sales were negatively impacted by $3.4 million due to the weaker Canadian dollar in 2012.
Gross profit for the nine months ended September 29, 2012 was $203.4 million, or 23.9% of net sales, compared to gross profit of $205.6 million, or 24.0% of net sales, for the same period in 2011. The decrease in gross profit was primarily the result of lower sales volumes in vinyl windows and third-party manufactured products, partially offset by an increase in sales volume associated with vinyl siding. Gross profit as a percentage of sales was relatively flat compared to the prior year due to increased sales of higher margin products and services and lower material costs associated with certain products offset by a shift in product mix to the lower margin window products.
Selling, general and administrative expenses were $178.5 million, or 20.9% of net sales, for the nine months ended September 29, 2012 versus $188.1 million, or 22.0% of net sales, for the same period in 2011. The decrease of $9.6 million in selling, general and administrative expenses was primarily due to a $3.4 million decrease in executive officer separation and hiring costs, a $2.1 million decrease in certain professional fees, which includes professional services associated with cost savings initiatives, a decrease in bad debt expense of $1.4 million and a $1.1 million decrease in sales incentives and marketing expenses. These decreases were partially offset by higher delivery expense reflecting increased fuel costs and supply center and roofing distribution expansion costs. In addition, selling, general and administrative expenses for the nine months ended October 1, 2011 included an $0.8 million lease termination penalty and $0.6 million in costs related to the Merger completed on October 13, 2010.
As discussed previously, we recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with our non-amortized trade names.
Income from operations was $24.9 million for the nine months ended September 29, 2012 compared to a loss from operations of $54.8 million for the same period in 2011.
Interest expense was $56.7 million and $56.9 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Interest expense for the nine months ended September 29, 2012 and October 1, 2011 both relate to interest on the 9.125% notes and borrowings under our ABL facilities.
The income tax expense for the nine months ended September 29, 2012 reflects an effective income tax rate of 15.6%, whereas the income tax benefit for the same period in 2011 reflected an effective income tax rate of (17.6)%. The income tax expense in 2012 was primarily a result of the U.S. taxation of income from foreign operations and losses in the U.S. operations for which no tax benefit was recognized. Income tax benefit in 2011 was primarily due to the impairment of $72.2 million for indefinite-lived intangible assets and the reversal of related deferred tax liabilities in the prior year. Losses of the U.S. operations in both periods, where there was full valuation allowance against our U.S. net deferred tax asset, did not result in a tax benefit.
Net loss for the nine months ended September 29, 2012 was $37.0 million compared to a net loss of $92.3 million for the same period in 2011.
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
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 and ASU 2011-12 concern presentation and disclosure only. Adoption of ASU 2011-05 and ASU 2011-12 on January 1, 2012 did not have an impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the nine months ended September 29, 2012 and October 1, 2011 (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Net cash used in operating activities	$(14,104)	$(28,409)
Net cash used in investing activities	(3,632)	(14,727)
Net cash provided by financing activities	16,076	37,602
Cash Flows from Operating Activities
Net cash used in operating activities was $14.1 million for the nine months ended September 29, 2012, compared to $28.4 million for the same period in 2011, which was a $14.3 million decrease in the use of cash from the comparable prior year period. Accounts receivable was a use of cash of $38.1 million and $52.0 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, resulting in a net increase in cash flows of $13.9 million reflecting lower sales in the third quarter of 2012 compared to the same period in the prior year and successful efforts to improve collections. Inventory was a use of cash of $35.3 million and $26.8 million during the nine months ended September 29, 2012 and October 1, 2011, respectively. The higher usage of cash in the current year was primarily due to capital optimization initiatives during the fourth quarter of 2011 which led to lower inventory balance at the beginning of 2012 compared to 2011. Our continued focus on capital optimization initiatives also resulted in a lower inventory balance as of September 29, 2012 compared to October 1, 2011. Accounts payable and accrued liabilities were a source of cash of $61.6 million and $50.8 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, resulting in a net increase in cash flows of $10.8 million as we effectively worked with our supply base to drive efficiencies and improve timing of inventory receipts and our payable process. Cash flows used in operating activities for the nine months ended September 29, 2012 include income tax payments of $11.1 million compared to $4.1 million of income tax payments for the same period in 2011.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 29, 2012 of $3.7 million consisted of capital expenditures primarily related to various investments at our manufacturing facilities. During the nine months ended October 1, 2011, net cash used in investing activities consisted of capital expenditures of $13.2 million and a supply center acquisition of $1.6 million. Capital expenditures in 2011 were primarily at our supply centers to accommodate expansion of our roofing business, continued operations, relocations, opening preparations, the purchase of previously leased equipment and various enhancements at our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 29, 2012 included borrowings of $147.6 million under our ABL facilities offset by repayments of $131.4 million and payments of financing costs of $0.2 million. Net cash provided by financing activities for the nine months ended October 1, 2011 included borrowings of $294.1 million under our ABL facilities offset by repayments of $256.1 million and payments of financing costs of less than $0.4 million.
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
We completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. These notes have an estimated fair value, classified as Level 1, of $715.4 million and $636.9 million based on quoted market prices as of September 29, 2012 and December 31, 2011, respectively.
ABL Facilities
In October 2010, Associated Materials, LLC entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of our Company and the direct parent of our Company, other than certain excluded subsidiaries. All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of our Company, other than certain excluded subsidiaries. The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate ("LIBOR") (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (for loans under the Canadian facility), plus an applicable margin of 2.75% as of September 29, 2012, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of September 29, 2012, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of September 29, 2012. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter.
As of September 29, 2012, there was $90.1 million drawn under our ABL facilities and $89.4 million available for additional borrowings. The per annum interest rate applicable to borrowings under both the U.S. portion and the Canadian portion of the ABL facilities was 3.7% as of September 29, 2012. The Company had letters of credit outstanding of $9.1 million as of September 29, 2012 primarily securing deductibles of various insurance policies.
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

Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than a Consolidated EBITDA (as defined in such debt instruments) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold. The fixed charge coverage ratio was 1.12:1.00 for the four consecutive fiscal quarter test period ended September 29, 2012. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of November 9, 2012, we have not triggered such fixed charge coverage ratio covenant for 2012, and we currently do not expect to be required to test such covenant for fiscal year 2012, although we would be in compliance with such covenant if it were required to be tested. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
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
We were in compliance with our debt covenants as of September 29, 2012.

Potential Implications of Current Trends and Conditions in the Building Products Industry on our Liquidity and Capital Resources
We believe our cash flows from operations and our borrowing capacity under the ABL facilities will be sufficient to satisfy our obligations to pay principal and interest on our outstanding debt, maintain current operations and provide sufficient capital for the foreseeable future. The new construction market has shown some improvements in 2012 and the long-term outlook for the building products industry, including the new construction and repair and remodeling markets, is positive. However, a number of factors could contribute to lower future demand for our products if these positive trends were to reverse, including reduced numbers of existing home sales and new housing starts and depreciation in housing prices. If these negative trends were to occur, our ability to generate cash sufficient to meet our existing indebtedness obligations could be adversely affected, and we could be required either to find alternate sources of liquidity or to refinance our existing indebtedness in order to avoid defaulting on our debt obligations.

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

Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and freight costs and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material and freight cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At September 29, 2012, we had no raw material hedge contracts in place.

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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. The interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities. The interest rate margins for each loan under either the U.S. or Canadian tranche B revolving facilities are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities increased by 200 basis points. At September 29, 2012, we had borrowings outstanding of $90.1 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by approximately $0.9 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value, classified as Level 1, of $715.4 million based on quoted market prices as of September 29, 2012.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. At September 29, 2012, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was less than $0.1 million.
We experienced foreign currency translation gains of $11.7 million and $13.1 million, net of tax, for the quarter and nine months ended September 29, 2012, respectively, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during the nine months ended 2012 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximately $0.8 million decrease or increase, respectively, in net income for the nine months ended September 29, 2012, respectively.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials (vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials) and diesel fuel costs.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter or nine months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 26, 2012, our Company filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying our Company's motion to consolidate on the basis that since all plaintiffs' have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. On May 3, 2012, a complaint was filed in the Northern District of Ohio, consolidating the five actions that previously had been pending in other states (the “Patrick action”). On July 20, 2012, plaintiffs in the three actions already pending in the Northern District of Ohio filed a motion to consolidate those actions with the Patrick action, but specifically requesting that the first-filed action by plaintiff Eliason be permitted to proceed under a separate caption and on its own track. That same day, the Court issued an order requiring the parties to advise if any party objects to consolidation and requiring the parties to submit a joint consolidated pretrial schedule within ten days. Defendants filed a motion consenting to consolidation but requesting that all cases be consolidated under a single caption and proceed on a single track. On September 6, 2012, the Court issued an order granting defendants' request for consolidation of all cases under a single caption, proceeding on a single track. The Court also ordered plaintiffs to file their single consolidated amended complaint by September 19, 2012, which plaintiffs did.
The Court also conducted a case management conference on September 5, 2012. At that conference, the Court deferred setting most case deadlines to permit the parties to attempt to resolve the case by mediation. A non-binding mediation has been scheduled for November 13, 2012. If the case does not resolve by mediation at that time, the Court has ordered defendants to file any motion to dismiss the consolidated amended complaint by December 3, 2012. A further case management conference was held on October 22, 2012. At that conference, the Court determined that if  the case goes forward after the mediation, discovery may commence on November 26, 2012 and plaintiffs must file their motion for class certification by August 7, 2013.
We believe the claims lack merit and intends to vigorously defend the cases. We cannot currently estimate the amount of liability that may be associated with these matters and whether a liability is probable and accordingly, has not recorded a liability for these lawsuits. In addition, we do not believe that it is currently possible to determine a reasonable estimate of the possible range of loss related to these matters.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	November 9, 2012	By:	/s/ Jerry W. Burris
Jerry W. Burris
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC's Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

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