Form 10-K
period 2012-12-29
ASSOCIATED MATERIALS, LLC
filed 2013-03-21
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
No public trading market exists for the membership interests of the registrant. The aggregate market value of the membership interests held by non-affiliates of the registrant was zero as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The membership interest of the registrant is held by AMH Intermediate Holdings Corp., a wholly owned subsidiary of AMH Investment Holdings Corp. As of March 21, 2013, there was one (1) outstanding membership interest of the registrant.

ASSOCIATED MATERIALS, LLC

PART I

ITEM 1. BUSINESS
OVERVIEW

On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Mergers, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” and “our Company” refer to Associated Materials, LLC and its consolidated subsidiaries.
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States ("U.S.") and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which we produce at our 11 manufacturing facilities. We also offer full-service product installation services for our vinyl siding and vinyl window products. In addition, we sell complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools. We distribute these products primarily to professional contractors through our extensive dual-distribution network. Our dual-distribution network consists of 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 20%, 15% and 27%, respectively, of our net sales for the year ended December 29, 2012.
Our supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete their projects. In addition, our supply centers augment the customer experience by offering product support and enhanced customer service from the point of sale to installation and warranty service. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our Installed Sales Solutions (“ISS”) group. This provides a turn-key solution for remodeling dealers and builders whom benefit from purchasing bundled products and installation from one resource. The products we distribute are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to approximately 50,000 professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction. During the year ended December 29, 2012, 75% of our net sales were generated through our network of supply centers.
We also distribute products through our direct sales channel, which consists of approximately 275 independent distributors and dealers. We utilize our manufacturing and marketing capabilities to drive growth with distributors and dealers in both markets where we have existing supply centers as well as new markets where we may not have a supply center presence. Our distributor and dealer customers in this channel are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. This sales channel also allows us to service larger customers with a broader geographic scope, which drives additional volume. In addition, we utilize our vertical integration in this channel by selling and shipping our products directly to our contractor customers in many cases. For the year ended December 29, 2012, we generated 25% of our net sales from this channel.
We believe that the strength of our products and distribution network has resulted in strong brand loyalty and long-standing relationships with our contractor customers and enabled us to develop and maintain a leading position in the markets that we serve. In addition, our focus is primarily on the residential repair and remodeling market, which we believe has been less cyclical than the residential new construction market. We estimate that, during the year ended December 29, 2012, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market.

FINANCIAL INFORMATION ABOUT OUR SEGMENT AND GEOGRAPHIC AREAS
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products. For financial information about our reportable segment as well as the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
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

Comprehensive Product Offering
We believe that our comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We manufacture a diverse mix of vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, as well as vinyl fencing and railing products. Furthermore, we offer broad product lines, ranging from entry-level economy products through premium products. This extensive product offering that we carry in our supply centers serves the needs of our contractor customers, who often install more than one product type and prefer to purchase multiple products from a single source. In addition, we realize important economies of scale in sales and marketing by deploying multiple, integrated product programs on a national, regional and local level. We utilize our supply center distribution base to sell complementary products to our core window and siding product offerings, such as roofing and insulation products. In total, we sell more than 2,000 products consisting of products manufactured by us as well as products manufactured by third parties. We also offer full-service product installation services for our vinyl siding and vinyl window products.
Strong Brands
We believe our brands are synonymous with quality and durability in the residential building products industry and that they are a distinguishing factor for our customers. We sell our high-quality products under several brand names, including Alside®, Revere®, Gentek®, Preservation®, UltraGuard®and Alpine®. This portfolio allows us to offer various brands to contractors within a local market, which in turn allows local contractors to differentiate themselves to the end consumer. Additionally, many of our window product lines are ENERGY STAR® qualified.
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
Lower-Cost, Vertically Integrated Operations
We believe that we are a lower-cost manufacturer due to our vertically integrated operations, strong operational expertise, advanced business systems and economies of scale. With a focus on continuously improving cost, delivery and quality, we are able to maintain these low costs, and our facilities consistently maintain order-to-delivery times that we believe are highly competitive and are consistent across both our premium and standard product offerings. We believe that within our window operations, our ability to produce vinyl extrusions, together with our high-speed welding and cleaning equipment, provides us with cost and quality advantages over other vinyl window manufacturers. Furthermore, our 11 manufacturing plants give us a scale that we believe contributes to a cost competitive presence in many U.S. and Canadian markets. We measure our manufacturing success by reviewing operating metrics compared to historical performance, improvement goals and available industry standards.
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
Our Industry
We operate in the North American exterior building products industry. We believe we are one of the largest companies focused exclusively on the exterior building products industry in North America. Core products in this industry consist primarily of windows, siding and roofing. Vinyl, as a material, comprised 68% of the windows market in 2011, according to Ducker Worldwide, a consulting and research firm. The residential siding market was comprised of 45% vinyl material, in units, during 2011 according to the Freedonia Group, a market research firm. With our focus on vinyl products, we believe we are well-positioned in the industry.

Opportunity for Growth
Impact of Macroeconomic Drivers
According to the National Association of Home Builders, single-family housing starts were 535,000 for 2012, an improvement of approximately 23% compared to 2011 and are forecasted to reach 650,000 single-family housing starts in 2013, which would be a growth rate of approximately 22% compared to 2012, based on an improving overall economy, lower rates of unemployment, improvements in consumer sentiment and easing in the consumer credit market. In addition, the Leading Indicator of Remodeling Activity ("LIRA") released by the Remodeling Futures Program at the Joint Center for Housing Studies of Harvard University forecasts significant increases in annual homeowner improvement spending with accelerating growth through the third quarter of 2013, an annual growth rate of nearly 20%.
Long-Term Drivers of Growth
We believe the long-term demand for exterior building products, specifically windows and siding, will continue to be driven by:

•
Aging of the Housing Stock. The median estimated home age increased from 23 years in 1985 to 37 years in 2011, and more than 67% of the current housing stock was built prior to 1980, according to the American Housing Survey by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development. We believe the aging housing stock trend will continue to drive demand for residential repair and remodeling projects.

•
Long-Term Demand for New Construction. We believe that household formation is an important driver of both new housing starts and repair and remodel spending. We expect that a combination of population growth and “teardowns” of existing homes will necessitate continued construction of new homes at rates in excess of the low levels we are currently experiencing. On a historical basis, seasonally-adjusted total housing starts have averaged 1.5 million since 1970 according to the U.S. Census Bureau – this compares to 780,000 housing starts in 2012. The foregoing household formation projections suggest that total housing starts will return to levels closer to long-term historical averages than recent levels.

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

•
Advantages of Vinyl Products. We believe vinyl siding and vinyl windows possess preferred product attributes compared to other types of exterior windows and siding products. Vinyl has greater durability, requires less maintenance, and provides greater energy efficiency than many competing window and siding products. In addition, we believe vinyl products have a material price advantage over other product types. Vinyl has become an increasingly popular material in both the windows and siding markets. Vinyl windows grew from 59% of the total U.S. window market in 2006 to 68% in 2011 according to Ducker Worldwide. Vinyl siding grew from 39% of the total U.S. residential siding market in 2006 to 45% in 2011 according to the Freedonia Group. We believe the advantages of vinyl will continue to drive further penetration.

Growth Forecast
While the exterior building products industry has trended down since 2006 across the industry, certain recent industry forecasts and market data suggest a more favorable environment going forward.

•
Repair and Remodeling Expenditures. According to Ducker Worldwide, U.S. total improvement expenditures reached lows of $112.8 billion in 2011, but are projected to grow to $137.5 billion in 2015, a 5% compound annual growth rate.

•
Existing Home Sales. According to the National Association of Home Builders, existing single family home sales are expected to grow from 3.8 million in 2011 to 4.6 million in 2014, a 7% compound annual growth rate.

•
Single Family Housing Starts. National Association of Home Builders housing start forecasts suggest single-family housing starts will grow from 434,000 in 2011 to 844,000 in 2014, a 25% compound annual growth rate. A Joint Center for Housing Studies of Harvard University study projects that 11.8 million to 13.8 million households will be formed from 2010 through 2020.

We believe a stabilization of the housing environment and growth in exterior building products will benefit our business as we are well-positioned to generate growth and capture market share in our industry.
Products
Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. For the year ended December 29, 2012, vinyl windows and vinyl siding products together comprised approximately 51% of our net sales, while aluminum and steel products comprised approximately 15%. We also sell complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools.
We manufacture and distribute vinyl windows in the premium and standard categories, primarily under the Alside®, Revere®, Gentek® Alpine® and Preservation® brand names. Vinyl window performance and price vary across categories and are generally based on a number of differentiating factors, including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl windows are available in a broad range of models, including fixed, double- and single-hung, horizontal sliding, casement and decorative bay, bow and garden, as well as patio doors. All of our windows for the repair and remodeling market are made to order and are custom-manufactured to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning and high-energy efficiency glass packages. Most models offer multiple finish and glazing options and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim frame design; Performance Series™, a new construction product with superior strength and stability; and Sheffield® and UltraMaxx®, an extra-thick premium window complete with higher-end options. Preservation® is a high-end siding and window bundled program available to specific dealers on an exclusive basis. Most replacement window lines feature the Frameworks® colors palette with seven interior woodgrains (White, Soft Maple, Rich Maple, Light Oak, Dark Oak, Foxwood and Cherry) and seven special exterior finishes (Architectural Bronze, English Red, Desert Clay, Hudson Khaki, Forest Green, American Terra and Castle Gray) along with solid colors of White, Beige and Almond/Clay.
We also manufacture and distribute vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere®, Gentek® and Preservation® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance, insulation benefits, color selection, ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. We also offer specialty siding products, such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. Our product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of our siding products are accompanied by limited 50-year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose unique TriBeam® design system provides superior rigidity; Prodigy®, a premium product that includes an attached insulating underlayment with a surface texture of finely milled cedar lumber; and Odyssey®, an easy-to-install product designed for maximum visual appeal.
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
We generally market our products under our brand names, including Alside®, Revere®, Gentek®, Alpine® and Preservation®, and offer extensive product, sales and marketing support. A summary of our key window and siding product offerings is presented in the table below according to our product line classification:

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Premium	8000 Series Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx Westbridge Platinum
Alliance Soffit
Beaded Premium Soffit
Bennington
Board and Batten
Berkshire Beaded
Centennial Beaded
CenterLock
Charter Oak
Charter Oak Soffit
Cypress Creek
EnFusion
Fairweather
Greenbriar Soffit
Northern Forest Elite
Oxford Premium Soffit
Premium Beaded Soffit
Preservation
Prodigy
Sequoia Select
Sequoia Select Soffit
Sovereign Select
Sovereign Select Soffit
SuperSpan Soffit
Trilogy
TrimEssentials TrimWorks Williamsport Beaded
			Cedarwood Driftwood	Aluminum HT Soffit Cedarwood Deluxe

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Standard	Alpine 80 Series Berkshire Excalibur Fairfield 80 Sierra Signature Westbridge Elite	Advantage III Advantage Plus Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme Somerville III	Gallery Series Satinwood SuperGard SteelTek SteelSide

Economy	Alpine 70 Series Amherst Blue Print Series Builder Series Centurion Concord Fairfield 70 Series Geneva Performance Series	Aurora Conquest Driftwood		Aluminum Econ Soffit Woodgrain 2000 Series
We also produce vinyl fencing and railing materials under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing components. We sell this product group to a single customer who fabricates the components into finished products and in turn sells it through independent dealers and select Alside supply centers.
To complete our line of exterior residential building products, we also distribute building products manufactured by other companies. The third-party manufactured products that we distribute complement our exterior building product offerings and include such products as roofing materials, insulation, housewrap, exterior doors, vinyl and polypropylene siding in shake and scallop designs, shutters and accents, and installation equipment and tools. Third-party manufactured products comprised approximately 27% of our net sales for the year ended December 29, 2012.
Marketing and Distribution
We market exterior residential building products to approximately 50,000 professional exterior contractors (whom we refer to as our contractor customers) engaged in home remodeling and new home construction. Primary distribution consists of our 121 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to approximately 275 independent distributors and dealers, who then sell to their customers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. Management believes that we are one of only two major vinyl window and siding manufacturers that markets its products primarily through company-operated supply centers. For the year ended December 29, 2012, approximately 75% of our net sales were generated through our company-operated supply centers.
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
We believe that our strategic approach to provide a comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We also believe that our supply centers provide “one-stop shopping” to meet the specialized needs of our contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and accessories and vinyl fencing and railing, as well as products manufactured by third parties. We believe that our supply centers have strong appeal to contractor customers and that the ability to provide a broad range of products is a key competitive advantage because it allows our contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, we have historically achieved economies of scale in sales and marketing by deploying integrated, multiple product programs on a national, regional and local level. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our ISS group. This provides a turn-key solution for remodeling dealers and builders whom benefit from purchasing bundled products and installation from one resource.
We also sell the products we manufacture directly to dealers and distributors in the United States, many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that we manufacture and, as such, remain a key focus of our marketing activities. With our multi-brand offering, we can often provide these customers with distinct brands and differentiated product, sales and marketing support. Our distribution partners are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. We believe that our strength in independent distribution provides us with a high level of operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which drives additional volume. For the year ended December 29, 2012, sales to independent distributors and dealers accounted for approximately 25% of our net sales. Despite their aggregate lower percentage of total sales, our largest individual customers are among our direct dealers and independent distributors. In 2012, 2011 and 2010, sales to Window World, Inc. and its licensees represented approximately 13%, 13% and 14% of net sales, respectively. The contract with Window World, Inc. expired in December 2012. We are currently in the process of negotiating a renewal of this contract, which we expect to occur in the first half of 2013.
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
Our window fabrication plants in Cuyahoga Falls, Ohio; Kinston, North Carolina; Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high-speed welding and cleaning equipment for their welded window products. By internally producing a large portion of our vinyl extrusions, we believe we achieve higher product quality compared to only purchasing these materials from third-party suppliers. Our Bothell, Washington and Yuma, Arizona facilities also have short-term contracts to purchase a portion of their vinyl extrusions from a third-party supplier, which we typically renew on an annual basis.
Our window plants with capacity of three shifts generally operate on a two-shift basis. Our vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.
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
BACKLOG
Our backlog of orders is not considered material to, or significant factor in, evaluating and understanding our business. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for our products, and is not necessarily indicative of the level of future sales. We did not have a significant manufacturing backlog at December 29, 2012.
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
EMPLOYEES
Our employment needs vary seasonally with sales and production levels. As of December 29, 2012, we had approximately 2,590 full-time employees, including approximately 1,230 hourly workers. We had approximately 210 employees in the United States and approximately 230 employees in Canada located at unionized facilities covered by collective bargaining agreements. We consider our labor relations to be good.
We utilize leased employees to supplement our own workforce at our manufacturing facilities. The aggregate number of leased employees in the manufacturing facilities on a full-time equivalency basis is approximately 1,220 workers.
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
Conditions in the housing market and economic conditions generally could adversely affect demand for our products.
Our business is largely dependent on home improvement (including repair and remodeling) and new home construction activity levels in the United States and Canada. Adverse conditions in or sustained uncertainty about these markets or the overall economy could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. High unemployment, low consumer confidence, declining home prices and tightened credit markets may limit the ability of consumers to finance home improvements and may negatively affect investments in existing homes in the form of renovations and home improvements. These industry conditions and general economic conditions may have an adverse impact on our business, financial condition and results of operations.
Our substantial level of indebtedness could adversely affect our financial condition.
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 29, 2012, we had $808.2 million of indebtedness, and interest expense, net, for the year ended December 29, 2012 was $75.5 million.
Our substantial level of indebtedness could have important consequences, including the following:

•
We must use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured asset-based revolving credit facilities (“ABL facilities”) and 9.125% Senior Secured Notes due 2017 (“notes”) and other indebtedness, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

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

•	we may be more vulnerable to economic downturns and adverse developments in our business; and

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
Our ability to meet expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. If industry and economic conditions deteriorate, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.
We may be able to incur more indebtedness, in which case the risks associated with our substantial leverage, including our ability to service our indebtedness, would increase.
The ABL facilities and the indenture relating to the notes permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of December 29, 2012, we would have been able to incur an additional $70.2 million of indebtedness under the ABL facilities. If we or our parent companies incur additional debt, the risks associated with this substantial leverage and the ability to service such debt would increase.
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
In addition, as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness,” if our borrowing availability under the ABL facilities is below specified levels, we will be subject to compliance with a fixed charge coverage ratio. We were in compliance with our debt covenants as of December 29, 2012.
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
Along with our customers and suppliers, we rely on stable and efficient financial markets. Availability of financing depends on the lending practices of financial institutions, financial and credit markets, government policies and economic conditions, all of which are beyond our control. The credit markets and the financial services industry have experienced significant volatility and disruption, characterized by limitations on credit availability, persistently high unemployment rates in the United States, weakness in many real estate markets, global economic turmoil and growing debt loads for many governments. These adverse economic conditions and disrupted financial markets could compromise the financial condition of our customers and suppliers. Customers may not be able to pay, or may delay payment of, accounts receivable due to liquidity and financial performance issues or concerns affecting them or due to their inability to secure financing. Suppliers may modify, delay or cancel projects and reduce their levels of business with us. In addition, the weak credit markets may also impact the ability of the end consumer to obtain any needed financing to purchase our products, resulting in a reduction in overall demand, and consequently negatively impact our sales levels. Further volatility and disruption in the financial markets could adversely affect our ability to refinance indebtedness when required and have a material adverse effect on our financial condition, results of operations and liquidity.
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
Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to our business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. In 2012, 2011 and 2010, sales to one customer and its licensees represented approximately 13%, 13% and 14% of total net sales, respectively. The contract with this customer expired in December 2012. We are currently in the process of negotiating a renewal of this contract, which we expect to occur in the first half of 2013.
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
As of December 29, 2012, we have $482.6 million of goodwill and $599.6 million of other intangible assets. The value of these assets is dependent, among other things, upon our future expected operating results. We are required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on our financial condition and on the results of operations for the period in which the impairment charge is incurred.
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
Our valuation allowance is estimated based on the uncertainty of the future realization of deferred tax assets. This reflects our assessment that a portion of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into one or more transactions that limit our ability to realize all of our deferred tax assets. The assumptions used to make this determination are subject to revision based on changes in tax laws or variances between our future expected operating performance and actual results. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance. If we determine that we would not be able to realize all or a portion of the deferred tax assets in the future, we would further reduce our deferred tax asset through a charge to earnings in the period in which the determination was made. Any such charge could have an adverse effect on our consolidated results of operations and financial condition.
We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the United States and Canada.
We are exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has been at or near historic highs in recent years. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings in our Consolidated Statements of Comprehensive Loss reported in U.S. dollars. In addition, our Canadian subsidiary also records certain accounts receivable and accounts payable, which are denominated in U.S. dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations. For more information, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”

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
We are currently a defendant in actions filed, whereby the plaintiffs, a number of individual and a putative nationwide class of owners of steel and aluminum siding products manufactured by us, assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that we have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. On February 13, 2013, we entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. A preliminary approval hearing was held by the Court on March 4, 2013 and the Settlement was preliminarily approved by the Court on March 5, 2013. The Settlement remains subject to final approval by the Court.
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
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results or prevent fraud, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our senior secured notes.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As of December 29, 2012, our management concluded that the disclosure controls and procedures over financial reporting were effective.
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
Failure of certain of our technology could disrupt our operations and adversely affect our financial condition.
We rely on certain information technology systems to process, transmit, store, and protect electronic information. Furthermore, communications between our personnel, customers, and suppliers is largely dependent on information technology. Our information technology systems could be interrupted as a result of events that may be beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, while our information technology systems are current, underinvestment in our technology solutions as technology advances could result in disruptions in our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet
Cuyahoga Falls, Ohio	Corporate Headquarters	70,000
Cuyahoga Falls, Ohio	Vinyl Windows	577,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1)(4)
Cedar Rapids, Iowa	Vinyl Windows	259,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	387,000	(2)
Ennis, Texas	Vinyl Siding Products	538,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	278,000
Woodbridge, New Jersey	Metal Products	318,000	(1)
Ashtabula, Ohio	Distribution Center	297,000	(1)

(1)	Leased facilities.

(2)	We lease a portion of our warehouse space in this facility.

(3)	Includes a 237,000 square foot warehouse that was built during 2005, which, along with the land under the warehouse, is leased.

(4)	The land for this facility is owned by us, but we lease the use of the building.
Management believes that our facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.
We also operate 121 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, we lease our supply centers for terms generally ranging from five to seven years with renewal options. The supply centers range in size from 6,000 square feet to 74,000 square feet depending on sales volume and the breadth and type of products offered at each location.
The leases for our window plants expire in 2015 for the Bothell, Yuma and Kinston locations and in 2020 for the Cedar Rapids location. The leases for the Yuma and Kinston locations are renewable at our option for two additional five-year periods and one additional five-year period, respectively.
The lease for the warehouse at our Ennis location expires in 2020. In 2009, we transitioned the majority of the distribution of our U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of our warehouse facility adjacent to our Ennis, Texas vinyl manufacturing facility. The lease for the warehouse at our Ashtabula location expires in 2013. The leases for our Burlington warehouse and our Woodbridge location both expire in 2014.
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100 that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $228 standby letter of credit provided to the NJDEP. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, we cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
On January 26, 2012, we filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying our motion to consolidate on the basis that since all plaintiffs' have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. On May 3, 2012, a complaint was filed in the Northern District of Ohio, consolidating the five actions that previously had been pending in other states (the “Patrick action”). On July 20, 2012, plaintiffs in the three actions already pending in the Northern District of Ohio filed a motion to consolidate those actions with the Patrick action, but specifically requesting that the first-filed action by plaintiff Eliason be permitted to proceed under a separate caption and on its own track. That same day, the Court issued an order requiring the parties to advise if any party objects to consolidation and requiring the parties to submit a joint consolidated pretrial schedule within ten days. Defendants filed a motion consenting to consolidation but requesting that all cases be consolidated under a single caption and proceed on a single track. On September 6, 2012, the Court issued an order granting defendants' request for consolidation of all cases under a single caption, proceeding on a single track. The Court also ordered plaintiffs to file their single consolidated amended complaint by September 19, 2012, which plaintiffs did.
The Court also conducted a case management conference on September 5, 2012. At that conference, the Court deferred setting most case deadlines to permit the parties to attempt to resolve the case by mediation. A non-binding mediation was held on November 13, 2012. Subsequent to the mediation, on February 13, 2013, we entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. A preliminary approval hearing was held by the Court on

March 4, 2013 and the Settlement was preliminarily approved by the Court on March 5, 2013. The Settlement remains subject to final approval by the Court.
The Settlement provides for the certification of a class for settlement purposes only of commercial and residential property owners who purchased steel siding manufactured and warranted by us during the period January 1, 1991 to the date on which notice of the proposed Settlement is first sent to settlement class members and whose siding allegedly experienced “Steel Peel,” which is characterized for the purposes of settlement by the separation of any layer of the finish on the steel siding from the steel siding itself. Subject to the terms and conditions of the Settlement, we have agreed that (1) the first time an eligible settlement class member submits a valid Steel Peel warranty claim for siding, we will, at our option, repair or replace the siding or, at such class member's option, make a cash settlement payment to such class member equal to the cost to us of the repair or replacement option selected by us; (2) the second time such class member submits a valid Steel Peel warranty claim for the same siding, the same options will be available; and (3) the third time such a claim is submitted, such class member may elect to have us either refinish or replace the siding or may elect to receive a one-time $8,000 payment. If the $8,000 payment option is chosen, we will have no further obligation to such class member in connection with the warranty.
Under the Settlement, our Company has agreed to pay the sum of $2.5 million to compensate class counsel for attorneys' fees and litigation expenses incurred and to be incurred in connection with the lawsuit. Our Company will also pay the costs associated with executing the notice provisions of the Settlement, which are estimated to be approximately $0.6 million. Our Company expects to incur additional warranty costs associated with the Settlement, however, our Company does not believe the incremental costs, which currently cannot be estimated for recognition purposes, will be material.
The Settlement does not constitute an admission of liability, culpability, negligence or wrongdoing on our part, and we believe we have valid defenses to the claims asserted. Upon final approval by the court, the Settlement will release all claims that were or could have been asserted against us in the lawsuit or that relate to any aspect of the subject matter of the lawsuit.
Other environmental claims and product liability claims are administered by us in the ordinary course of business, and we maintain pollution and remediation and product liability insurance covering certain types of claims. Although it is difficult to estimate our potential exposure to these matters, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
There is no established public trading market for our membership interests.
HOLDERS
As of March 21, 2013, AMH Intermediate Holdings Corp. is the sole record holder of our membership interest.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended December 29, 2012 was derived from our audited consolidated financial statements. Our results of operations prior to the date of the Merger are presented as the results of the Predecessor, which includes the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH Holdings, LLC and AMH Holdings II, Inc. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Successor			Predecessor
	Years Ended		October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Years Ended
(in thousands)	December 29, 2012	December 31, 2011			January 2, 2010	January 3, 2009
Income Statement Data:
Net sales	$1,142,521	$1,159,515	$269,249	$897,938	$1,046,107	$1,133,956
Cost of sales	859,617	894,333	222,737	658,509	765,691	859,107
Gross profit	282,904	265,182	46,512	239,429	280,416	274,849
Selling, general and administrative expenses	240,027	247,278	53,543	159,448	204,610	212,025
Impairment of goodwill	—	84,253	—	—	—	—
Impairment of other intangible assets	—	79,894	—	—	—	—
Merger costs	—	585	7,411	102,661	—	—
Manufacturing restructuring costs	—	228	—	—	5,255	1,783
Income (loss) from operations	42,877	(147,056)	(14,442)	(22,680)	70,551	61,041
Interest expense, net	75,520	75,729	16,120	58,759	77,352	82,567
Net loss (gain) on debt extinguishments	—	—	25,129	(15,201)	(29,665)	—
Foreign currency loss (gain)	119	438	771	(184)	(184)	1,809
(Loss) income before income taxes	(32,762)	(223,223)	(56,462)	(66,054)	23,048	(23,335)
Income tax expense (benefit)	5,605	(20,434)	8,553	5,220	2,390	53,062
Net (loss) income	$(38,367)	$(202,789)	$(65,015)	$(71,274)	$20,658	$(76,397)

	Successor			Predecessor
(in thousands)	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
Balance Sheet Data (end of period):
Cash and cash equivalents	$9,594	$11,374	$13,789	$55,905	$6,709
Working capital	110,367	104,046	98,694	139,334	172,857
Total assets	1,482,284	1,521,168	1,755,904	762,129	752,466
Total debt	808,205	804,000	788,000	675,360	745,762
Member’s equity / Shareholders’ (deficit)	231,055	270,464	498,477	(325,205)	(356,866)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. We also offer full-service product installation services for our vinyl siding and vinyl window products. In addition, we distribute third-party manufactured products primarily through our supply centers. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®, and are ultimately sold on a wholesale basis to professional exterior contractors (who we refer to as our contractor customers) engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network and our direct sales channel. We estimate that, for the year ended December 29, 2012, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market.
In 2012, the housing market as well as the exterior building product industry continued to be impacted by the economic downturn. Although the new construction market showed improvement, the repair and remodeling market, where we derive the majority of our revenue from, remained relatively flat. Our net sales for 2012 were $1,142.5 million, down $17.0 million from the prior year primarily due to the overall challenging market condition as well as a decline in third-party manufactured product sales as we focused on more profitable growth. Despite the lower revenue, we were able to improve gross profit across all of our core products and lower selling, general and administrative costs in both total dollars and as a percentage of sales. Our gross profit for 2012 was up $17.7 million, or 6.7% compared to 2011, primarily due to increased sales of higher margin products and lower material costs. Selling, general and administrative costs decreased $7.3 million, or 2.9% compared to prior year.
We achieved these results in 2012 by implementing our strategic imperatives around increasing long-term stakeholder value regardless of market conditions, including:

•
driving profitable growth, which we have pursued through investment in new products and service offerings and a focused effort on improving profitability of our third-party manufacturing products sold through company-owned distribution;

•	improving our customers' experience with us through investments in improving our quality and delivery; and

•	focusing on optimizing our capital management to allow for the highest level of return on our investments.
While the timing of a broad recovery in the building product industry remains uncertain, we believe the U.S. economy and housing market are moving along a path toward recovery and investments in new construction and home repair and remodeling will improve. We believe pent-up customer demand, as well as historically low interest rates, easing in the consumer credit market and improvement in consumer confidence will continue into 2013 and, as a result, drive increased demand for our products. We believe our competitive advantage is in the superiority of our products and distribution network, strong brand loyalty and long-standing relationships with our contractor customers, which positions us to benefit as market conditions recover. We seek to distinguish ourselves from other suppliers of residential building products and to sustain our profitability through business strategy on driving profitable growth by increasing sales at existing supply centers, selectively expanding our supply center network, and through independent specialty distributor customers; developing innovative new products that offer high quality and reliability, as well as qualify for new Energy Star rating requirements; and driving operational excellence by reducing costs and increasing customer service levels. We plan to make significant investment in 2013 in preparation for a new product launch in early 2014. Also, we continue to focus on our effort to improve our capital efficiency to enhance our balance sheet and position us to deliver higher long-term returns on our investments.
The Merger
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), our then indirect parent company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Parent, Holdings, Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.
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
In connection with the consummation of the Merger, we repaid and terminated our prior asset-based credit facility (“prior ABL Facility”) and repaid the 20% Senior Notes due 2014 (“20% notes”). In addition, we called and discharged our obligations under the indentures governing the 9.875% Senior Secured Second Lien Notes due 2016 (“9.875% notes”) and the 11.25% Senior Discount Notes due 2014 (“11.25% notes”).
The Merger and the repayment of the 9.875% notes, the 11.25% notes and the 20% notes and related expenses were financed with (1) $553.5 million in cash contributed by Parent (which included $8.5 million invested by management), (2) the issuance of $730.0 million of 9.125% Senior Secured Notes due 2017 (“9.125% notes” or “notes”), (3) $73.0 million in cash drawn under our new $225.0 million asset-based lending facility (“ABL facilities”) and (4) $45.9 million of cash from our balance sheet.
RESULTS OF OPERATIONS
Our results of operations, along with the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH Holdings, LLC and AMH Holdings II, Inc., prior to the date of the Merger are presented as the results of the predecessor (“Predecessor”). The results of operations, including the Merger and results thereafter, are presented as the results of the successor (“Successor”).
The following table sets forth for the periods indicated our results of operations (dollars in thousands):

	Year Ended December 29, 2012		Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010
	Successor	% of Net Sales	Successor	% of Net Sales	Successor	% of Net Sales	Predecessor	% of Net Sales
Net sales (1)	$1,142,521	100.0%	$1,159,515	100.0%	$269,249	100.0%	$897,938	100.0%
Gross profit	282,904	24.8%	265,182	22.9%	46,512	17.3%	239,429	26.7%
Selling, general and administrative expenses	240,027	21.0%	247,278	21.3%	53,543	19.9%	159,448	17.8%
Impairment of goodwill	—	—	84,253	7.3%	—	—	—	—
Impairment of other intangible assets	—	—	79,894	6.9%	—	—	—	—
Merger costs	—	—	585	0.1%	7,411	2.8%	102,661	11.4%
Manufacturing restructuring costs	—	—	228	—	—	—	—	—
Income (loss) from operations	42,877	3.8%	(147,056)	(12.7)%	(14,442)	(5.4)%	(22,680)	(2.5)%
Interest expense, net	75,520		75,729		16,120		58,759
Loss (gain) on debt extinguishment	—		—		25,129		(15,201)
Foreign currency loss (gain)	119		438		771		(184)
Loss before income taxes	(32,762)		(223,223)		(56,462)		(66,054)
Income tax expense (benefit)	5,605		(20,434)		8,553		5,220
Net loss	$(38,367)		$(202,789)		$(65,015)		$(71,274)
Other Data:
EBITDA (2)	$93,436		$(96,168)		$(29,844)		$10,287
Adjusted EBITDA (2)	107,108		96,770		30,583		103,259
Depreciation and amortization	50,678		51,326		10,498		17,582
Capital expenditures	(5,371)		(15,447)		(5,160)		(10,302)

(1)	The following table presents a summary of net sales by principal product offering (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Vinyl windows	$357,267	$362,570	$118,778	$316,102
Vinyl siding products	227,374	224,388	41,504	181,904
Metal products	174,111	178,398	35,226	147,321
Third-party manufactured products	302,966	320,852	55,511	196,587
Other products and services	80,803	73,307	18,230	56,024
	$1,142,521	$1,159,515	$269,249	$897,938

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Net loss	$(38,367)	$(202,789)	$(65,015)	$(71,274)
Interest expense, net	75,520	75,729	16,120	58,759
Income tax expense (benefit)	5,605	(20,434)	8,553	5,220
Depreciation and amortization	50,678	51,326	10,498	17,582
EBITDA	93,436	(96,168)	(29,844)	10,287
Impairment of goodwill (a)	—	84,253	—	—
Impairment of other intangible assets (a)	—	79,894	—	—
Merger costs (b)	—	585	7,411	103,467
Loss (gain) on debt extinguishments (c)	—	—	25,129	(15,201)
Purchase accounting related adjustments (d)	(3,872)	(3,786)	21,427	—
Management fees (e)	—	—	—	681
Restructuring costs (f)	—	228	—	88
(Gain) loss on disposal or write-offs of assets (g)	(12)	215	1,230	43
Executive officer separation and hiring costs (h)	3,366	6,706	1,397	—
Bank audit fees (i)	133	113	—	56
Stock-based compensation expense (j)	96	709	—	—
Non-cash (benefit) expense adjustments (k)	(3,300)	7,574	—	—
Other normalizing and unusual items (l)	6,431	6,560	3,062	3,419
Foreign currency loss (gain) (m)	119	438	771	(184)
Run-rate cost savings (n)	10,711	9,449	—	603
Adjusted EBITDA	$107,108	$96,770	$30,583	$103,259

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

In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter of 2011. We had revised our forecasts downward after the date of the interim impairment testing based on our annual budgeting process which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill for 2011.

(b)	Represents the following (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Transaction costs (i)	$—	$585	$7,411	$38,416
Transaction bonuses (ii)	—	—	—	26,231
Stock option compensation (iii)	—	—	—	38,014
Stock warrants expense (iv)	—	—	—	806
Total	$—	$585	$7,411	$103,467

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

(iv)
Represents expense for stock warrants, which were redeemed for cash in connection with the Merger. The expense associated with the stock warrants has been recognized in our results of operations as a reduction in net sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-50, Equity-Based Payments to Non-Employees.

(c)
Expenses recorded by the Predecessor for the period ended October 12, 2010 include the write-off of an accrual for all future interest payments on the 20% notes partially offset with the write-off of deferred financing fees associated with the prior ABL Facility, which was recorded during the year ended January 2, 2010, in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors. Expenses recorded by the Successor include the loss on the extinguishment of the 9.875% notes and the 11.25% notes totaling $13.6 million and fees of $11.5 million related to an interim financing facility, which was negotiated, but ultimately not utilized, in conjunction with the financing for the Merger.

(d)	Represents the following (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Pension expense adjustment (i)	$(2,689)	$(2,694)	$(589)	$—
Amortization related to fair value adjustment of leased facilities (ii)	(448)	(456)	(95)	—
Amortization related to warranty liabilities (iii)	(735)	(736)	(153)	—
Inventory adjustment related to Merger (iv)	—	—	22,264	—
Inventory adjustment related to supply center acquisition (v)	—	100	—	—
Total	$(3,872)	$(3,786)	$21,427	$—

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(iv)
Represents $23.1 million of amortization for the step-up in basis of inventory, partially offset by $0.8 million of other purchase accounting related adjustments to inventory included in cost of sales.

(v)	Represents the adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.

(e)	Represents annual management fees paid to Harvest Partners.

(f)
Represents manufacturing restructuring charges of $0.2 million during the year ended December 31, 2011 and legal and accounting fees of $0.1 million in connection with tax restructuring projects during the predecessor period ended October 12, 2010. During 2008, we relocated a portion of our vinyl siding production from Ennis, Texas to West Salem, Ohio and Burlington, Ontario. In connection with this change, during 2009, we discontinued the use of the warehouse facility adjacent to the Ennis manufacturing plant and recorded lease costs associated with our discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. During the second quarter of 2011, we recognized a charge of $0.2 million within selling, general and administrative expenses as a result of re-measuring the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant.

(g)
Represents loss on disposals or write-offs of assets principally including $0.2 million for loss on sale of fixed assets during the year ended December 31, 2011 and $1.2 million incurred during the successor period ended January 1, 2011 related to issues with a new product line, and the ultimate discontinuation of the product line by the Successor.

(h)	Represents separation and hiring costs, including payroll taxes and certain benefits, as follows:

(i)
Separation and hiring costs, including payroll taxes and certain benefits, and professional fees of $3.4 million during the year ended December 29, 2012 related to the hirings of Mr. Nagle, our President, AMI Distribution and Mr. Morrisroe, our Senior Vice President, Chief Financial Officer and Secretary, the termination of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary in February 2012, the termination of Mr. Haumesser, our former Senior Vice President of Human Resources in April 2012 and the hiring of Mr. Kenyon, our Senior Vice President and Chief Human Resources Officer in June 7, 2012.

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

(iii)
Separation costs, including payroll taxes and certain benefits, of $1.4 million in the successor period ended January 1, 2011 related to the termination of Mr. Franco, our former President of AMI Distribution.

(i)	Represents bank audit fees incurred under our current ABL facilities and our prior ABL Facility.

(j)	Represents stock-based compensation related to restricted share units issued to certain board members and officers.

(k)	Represents the non-cash provision for warranties greater (less) than claims paid.

(l)	Represents the following (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Professional fees (i)	$1,342	$3,271	$2,973	$2,734
Discontinued inventory expense (ii)	—	1,066	—	—
Accretion on lease liability (iii)	545	498	89	296
Excess severance costs (iv)	170	590	—	389
Operating lease termination penalty (v)	—	773	—	—
Insurance claim payment in dispute (vi)	330	—	—	—
Excess legal expense (vii)	4,044	362	—	—
Total	$6,431	$6,560	$3,062	$3,419

(i)	Represents management’s estimate of unusual or non-recurring consulting fees primarily associated with cost savings initiatives.

(ii)	Represents management’s estimate of unusual inventory obsolescence recorded related to a new window product launch and an inventory write-off related to a process change.

(iii)
Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing, which we discontinued using during 2009.

(iv)	Represents management’s estimates for excess severance expense due primarily to unusual changes within senior management.

(v)	Represents the excess of cash paid over the estimated fair values of purchased equipment previously leased.

(vi)	Represents unusual insurance claim paid which is in dispute with our insurance carrier.

(vii)
Represents excess legal expense incurred in connection with the defense of actions filed by plaintiffs and a putative nationwide class of homeowners regarding certain warranty related claims related to steel and aluminum siding. See Note 17 to the consolidated financial statements included in Item 8. "Financial Statements and Supplemental Data" for further details.

(m)	Represents foreign currency loss (gain) recognized in the income statement, including loss (gain) on foreign currency exchange hedging agreements.

(n)	Represents the following (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Run-rate cost savings (i)	$10,711	$9,449	$—	$—
Insourcing glass production savings (ii)	—	—	—	462
Procurement savings (iii)	—	—	—	141
Total	$10,711	$9,449	$—	$603

(i)
Represents our estimate of run-rate cost savings related to actions taken or to be taken within 12 months, calculated on a pro forma basis as though such cost savings had been realized on the first day of the period for which Adjusted EBITDA is being calculated, net of the amount of actual benefits realized during such period from such actions and net of the further adjustments required by our revolving credit agreement and the indenture governing the notes, as described below. Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. The run-rate cost savings were estimated to be approximately $13 million and $17 million for the years ended December 29, 2012 and December 31, 2011, respectively. Our revolving credit agreement and the indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $10.7 million of the approximately $13 million of run-rate cost savings for 2012 and $9.4 million of the approximately $17 million of run-rate cost savings for 2011 have been included in Adjusted EBITDA for 2012 and 2011, respectively.

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

Year Ended December 29, 2012 Compared to Year Ended December 31, 2011
Net sales were $1,142.5 million for the year ended December 29, 2012, a decrease of $17.0 million, or 1.5%, compared to net sales of $1,159.5 million for the year ended December 31, 2011. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 20%, 15% and 27%, respectively, of our net sales for the year ended December 29, 2012 and approximately 31%, 19%, 15% and 28%, respectively, of our net sales for the year ended December 31, 2011. The decrease in sales was primarily due to a decline in third-party manufactured product sales of $17.9 million, or 5.6%, compared to the prior year. Third-party manufactured product sales in the prior year were positively impacted by increased storm related activity. Our focus on driving profitable growth in the current year also contributed to lower sales of third-party manufactured products. In addition, vinyl windows sales for the year ended December 29, 2012 decreased by $5.3 million as a result of a decline in unit volumes of approximately 2%. These decreases were partially offset by a $7.7 million increase in Installed Sales Solutions sales and a $3.0 million increase in vinyl siding sales as unit volumes increased by approximately 1% compared to 2011. Net sales were also negatively impacted by $2.1 million due to the weaker Canadian dollar in 2012.
Gross profit for the year ended December 29, 2012 was $282.9 million, or 24.8% of net sales, compared to gross profit of $265.2 million, or 22.9% of net sales, for 2011. The increase in gross profit was primarily the result of an increase in sales volume and improved margin associated with vinyl siding, partially offset by the impact of lower sales volumes in vinyl windows and third-party manufactured products. Compared to the prior year, gross profit as a percentage of sales improved across all core products due to increased sales of higher margin products and lower material costs associated with certain products, partially offset by a shift in product mix to the lower margin window products.
Selling, general and administrative expenses were $240.0 million, or 21.0% of net sales, for the year ended December 29, 2012 versus $247.3 million, or 21.3% of net sales, for 2011. The decrease of $7.3 million in selling, general and administrative expenses was primarily due to a $3.4 million decrease in executive officer separation and hiring costs, a $3.1 million decrease in sales incentives and marketing expenses and a $1.9 million decrease in certain professional fees, which includes professional services associated with cost savings initiatives. There was also a $1.6 million decrease in compensation primarily due to lower supply center headcount compared to the prior year. These decreases were partially offset by a $3.7 million increase in legal fees related to the “Steel Peel” litigation and a $0.9 million increase under the performance-based incentive compensation program. In addition, selling, general and administrative expenses for the year ended December 31, 2011 included an $0.8 million lease termination penalty and $0.6 million in costs related to the Merger completed on October 13, 2010.
During 2011, weaker economic conditions and lower results of operations resulted in management changing our outlook and lowering our forecast used for our discounted cash flow analysis. As a result of the lower management projections for operating results and the calculated lower per share equity value, we believed that we had an indicator of impairment and performed interim impairment testing on goodwill and indefinite lived intangibles as of September 3, 2011. As a result, we recorded impairment charges of $84.3 million during the fourth quarter and $72.2 million during the third quarter, respectively. In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter of 2011, which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill.
Income from operations was $42.9 million for the year ended December 29, 2012 compared to a loss from operations of $147.1 million for 2011.

Interest expense was $75.5 million and $75.7 million for the years ended December 29, 2012 and December 31, 2011, respectively. Interest expense for the year ended December 29, 2012 and December 31, 2011 both relate to interest on the 9.125% notes and borrowings under our ABL facilities.
Income tax expense for the year ended December 29, 2012 was $5.6 million reflecting a negative effective income tax rate of 17.1%, whereas the income tax benefit for 2011 was $20.4 million reflected an effective income tax rate of 9.2%. The changes in the effective income tax rates for 2012 compared to 2011 were primarily due to changes between periods of the valuation allowance, goodwill impairment and tax liability on remitted earnings. The valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions.
Net loss for the year ended December 29, 2012 was $38.4 million compared to a net loss of $202.8 million for the same period in 2011.
EBITDA was $93.4 million and Adjusted EBITDA was $107.1 million for the year ended December 29, 2012. EBITDA was a loss of $96.2 million and Adjusted EBITDA was $96.8 million for the year ended December 31, 2011. For a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA and additional details of the EBITDA adjustments, see the table shown above.
Year Ended December 31, 2011 Compared to the Successor Period Ended January 1, 2011 and Predecessor Period Ended October 12, 2010
Net sales for the year ended December 31, 2011 were $1,159.5 million and primarily consisted of 31% vinyl windows, 19% siding products, 15% metal products and 28% third-party manufactured products. Third-party manufactured products were positively impacted as a result of our roll-out of roofing materials to additional supply centers and increased storm-related activity. Vinyl window sales were negatively impacted by the significant reduction in energy tax incentives compared to 2010, which affected consumer purchasing decisions in 2011. The macroeconomic drivers for our industry continued to decline during 2011 and negatively affected consumer confidence and spending. In addition, we realized $9.0 million from the impact of the stronger Canadian dollar in 2011. Net sales for the successor period October 13, 2010 to January 1, 2011 were $269.2 million and primarily consisted of approximately 44% vinyl windows, 15% siding products, 13% metal products and 21% third-party manufactured products. Net sales for the predecessor period January 3, 2010 to October 12, 2010 were $897.9 million and primarily consisted of approximately 35% vinyl windows, 20% siding products, 16% metal products and 22% third-party manufactured products. Sales for the successor period October 13, 2010 to January 1, 2011 reflected strong demand in vinyl windows and third-party manufactured products and benefited from the impact of the stronger Canadian dollar during 2010.
Gross profit for the year ended December 31, 2011 was $265.2 million, or 22.9% of net sales. We experienced negative trends in gross margin primarily related to product mix, including a greater percentage of lower margin third-party manufactured products, increased material costs and lower absorption of costs due to lower production volumes. We also experienced increased production costs in our window manufacturing plants, resulting in higher costs per unit produced. Freight costs were also higher and we experienced increases in commodity costs for certain raw materials. Price increases were instituted to cover commodity cost increases; however, our sales pricing typically lags the change in purchase cost. Gross profit for the successor period October 13, 2010 to January 1, 2011 was $46.5 million, or 17.3% of net sales, and reflects a reduction of $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting, partially offset by $1.2 million of other purchase accounting related adjustments, and $1.2 million for the impairment related to issues with and the ultimate discontinuation of a new product line. Gross profit for the predecessor period January 3, 2010 to October 12, 2010 was $239.4 million, or 26.7% of net sales.
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
Loss from operations of $147.1 million for the year ended December 31, 2011 was primarily due to the impairment charges related to goodwill and other intangible assets, a full year of increased depreciation and amortization related to the application of purchase accounting for the Merger, reduced gross profit margins, executive officer separation and hiring costs and lower supply center expense leverage. Loss from operations was $14.4 million for the successor period October 13, 2010 to January 1, 2011 and was primarily due to the purchase accounting related adjustments reflected in gross margin and transaction costs related to the Merger. Loss from operations was $22.7 million for the predecessor period January 3, 2010 to October 12, 2010 and was primarily due to the Merger costs included in the results of operations.
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
The income tax benefit for the year ended December 31, 2011 was $20.4 million and reflected an effective income tax rate of 9.2%. The income tax provision for the successor period October 13, 2010 to January 1, 2011 was $8.6 million on a loss before income taxes of $56.5 million and reflects an effective income tax rate of approximately 15.1%. The changes in the effective income tax rates for the year ended December 31, 2011 and the successor period ended January 1, 2011 were primarily due to the impact of the changes in the valuation allowance between periods and the goodwill impairment charge. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions. The income tax provision for the predecessor period January 3, 2010 to October 12, 2010 of $5.2 million on a loss before income taxes of $66.1 million, or an effective income tax rate of approximately 7.9% reflects the impact of the changes between years in the valuation allowance. This valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions.

Net loss for the year ended December 31, 2011 was $202.8 million. Net loss for the successor period October 13, 2010 to January 1, 2011 was $65.0 million. Net loss for the predecessor period January 3, 2010 to October 12, 2010 was $71.3 million.
EBITDA was a loss of $96.2 million and Adjusted EBITDA was $96.8 million for the year ended December 31, 2011. EBITDA was a loss of $29.8 million and Adjusted EBITDA was $30.6 million for the successor period October 13, 2010 to January 1, 2011. EBITDA was $10.3 million and Adjusted EBITDA was $103.3 million for the predecessor period January 3, 2010 to October 12, 2010. For a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA and additional details of the EBITDA adjustments, see the table shown above.
QUARTERLY FINANCIAL DATA
Because most of our building products are intended for exterior use, sales and net income tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue and profits than in any other period of the year. We have historically had losses or small profits in the first quarter and reduced profits in the fourth quarter of each calendar year.
Quarterly financial data for 2012 and 2011 are shown in the tables below (in thousands):

	Quarters Ended
2012	March 31	June 30	September 29	December 29
Net sales	$212,954	$314,391	$325,034	$290,142
Gross profit	41,094	80,706	81,604	79,500
(Loss) income from operations	(18,376)	21,164	22,153	17,936
Net (loss) income	(37,870)	373	530	(1,400)

Certain significant items included in (loss) income from operations:
Executive officer separation and hiring costs	$1,647	$1,228	$46	$445
Excess legal expense (benefit)	452	(7)	196	3,403
Total	$2,099	$1,221	$242	$3,848

	Quarters Ended
2011	April 2	July 2	October 1	December 31
Net sales	$196,736	$310,459	$349,201	$303,119
Gross profit	40,079	80,340	85,159	59,604
(Loss) income from operations	(18,837)	14,716	(50,659)	(92,276)
Net loss	(37,118)	(7,193)	(48,018)	(110,460)

Certain significant items included in (loss) income from operations:
Impairment of goodwill	$—	$—	$—	$84,253
Impairment of other intangible assets	—	—	72,242	7,652
Executive officer separation and hiring costs	—	5,467	807	432
Total	$—	$5,467	$73,049	$92,337
LIQUIDITY AND CAPITAL RESOURCES
At December 29, 2012, we had cash and cash equivalents of $9.6 million and available borrowing capacity of $70.2 million under our ABL facilities.

Cash Flows
The following sets forth a summary of our cash flows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Net cash (used in) provided by operating activities	$(589)	$(2,005)	$(72,141)	$28,569
Net cash used in investing activities	(5,277)	(16,503)	(562,751)	(10,302)
Net cash provided by (used in) financing activities	4,155	15,902	582,324	(8,406)
Cash Flows from Operating Activities
Successor Company
Net cash used in operating activities was $0.6 million for the year ended December 29, 2012, compared to $2.0 million for the year ended December 31, 2011, an improvement of $1.4 million. Cash flow from changes in operating assets and liabilities for the year ended December 29, 2012 were a use of cash of $17.8 million, compared to a source of cash of $9.4 million for the year ended December 31, 2011. Accounts receivable was a use of cash of $1.3 million in 2012 compared to a use of cash of $7.8 million in 2011. The year-over-year fluctuation was primarily due to timing of collections from customers and lower sales compared to the prior year. Inventory was a use of cash of $1.6 million for the year ended December 29, 2012, compared to a source of cash of $29.7 million for the year ended December 31, 2011. Capital optimization initiatives during 2011 effectively brought down inventory levels at the end of 2011 which contributed to the large source of cash in 2011 and also led to a relatively small use of cash in 2012. Accounts payable and accrued liabilities used $3.7 million of cash in the year ended December 29, 2012 compared to a use of cash of $15.5 million in the year ended December 31, 2011. The changes from year to year were largely attributable to reduced inventory purchases and the difference in performance-based management incentive compensation payments during each year. The current year included the compensation payment for the year ended December 31, 2011 where the payment was minimal due to the lower operating results and the prior year included the compensation payment for the year ended January 1, 2010 where the performance target was met. Income taxes receivable/payable were a use of cash of $4.2 million for the year ended December 29, 2012, compared to a source of cash of $8.1 million for the year ended December 31, 2011. The source of cash in 2011 was a result of receiving a federal income tax refund of $3.2 million related to the carryback of net operating losses to the 2009 tax year, along with an increase in the Canadian taxes payable related to the Canadian partnership.
Net cash used in operating activities was $72.1 million for the successor period October 13, 2010 to January 1, 2011. Cash flows from operating activities for the successor period ended January 1, 2011 were reduced by $71.4 million of costs related to the Merger. Cash flows from changes in operating assets and liabilities for the successor period ended January 1, 2011 were a use of cash totaling $76.4 million. The change in accounts receivable was a source of cash of $42.9 million for the successor period primarily due to the collection of customer payments for sales earlier in the year. Inventories for the same period provided a source of cash of $13.1 million due to reduced inventory levels during the fourth quarter of 2010. Prepaid expenses were a use of cash totaling $1.3 million for the same period. Changes in accounts payable and accrued liabilities were a use of cash of $131.0 million for the successor period October 13, 2010 to January 1, 2011, primarily related to the payment of costs related to the Merger which were accrued in the predecessor period ended October 12, 2010, along with the seasonal decline in accounts payable.
Predecessor Company
Net cash provided by operating activities was $28.6 million for the predecessor period January 3, 2010 to October 12, 2010. Cash flows from operating activities for the predecessor period ended October 12, 2010 were reduced by $0.7 million of costs related to the Merger. Cash flows from changes in operating assets and liabilities for the predecessor period ended October 12, 2010 were a source of cash totaling $47.6 million. The change in accounts receivable was a use of cash $49.9 million for the predecessor period ended October 12, 2010 primarily due to increased sales levels during 2010. Inventories for the same period were a use of cash of $42.0 million due to increased inventory levels and rising commodity costs during 2010. Prepaid expenses were a source of cash totaling $1.7 million for the same period. Changes in accounts payable and accrued liabilities were a source of cash of $137.8 million for the predecessor period January 3, 2010 to October 12, 2010. The change was primarily due to the initial impact of improved vendor terms in 2009, reduced inventory purchase requirements during the fourth quarter of 2008 and expenses accrued in connection with the Merger which were paid in the successor period October 13, 2010 to January 1, 2011.

Cash Flows from Investing Activities
Successor Company
Investing activities used $5.3 million of cash in the year ended December 29, 2012, compared to $16.5 million in the year ended December 31, 2011. The use of cash in the current year consisted of capital expenditures of $5.4 million offset by proceeds received from the sale of certain assets of $0.1 million. The use of cash during the year ended December 31, 2011 consisted of capital expenditures of $15.4 million and a supply center acquisition of $1.6 million, partially offset by proceeds received from the sale of certain assets of $0.5 million. Capital expenditures in 2012 decreased as compared to the prior year primarily due to higher spending in 2011 as a result of our roll-out of roofing materials to supply centers.
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
Cash Flows from Financing Activities
Successor Company
Net cash provided by financing activities was $4.2 million for the year ended December 29, 2012, compared to $15.9 million for the year ended December 31, 2011. The source of cash primarily related to net borrowings under our ABL facilities of $4.3 million and $16.0 million in 2012 and 2011, respectively.
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
For 2013, cash requirements for working capital, capital expenditures, interest and tax payments will continue to impact the timing and amount of borrowings on our ABL facilities.
Description of Our Outstanding Indebtedness
9.125% Senior Secured Notes due 2017
On October 13, 2010, in connection with the consummation of the Merger, our Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (“9.125% notes” or “notes”) pursuant to the indenture, dated as of October 13, 2010 (“Indenture”). The notes bear interest at a rate of 9.125% per annum payable May 1 and November 1 of each year commencing May 1, 2011. We completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. The notes have an estimated fair value of $742.8 million and $636.9 million based on quoted market prices as of December 29, 2012 and December 31, 2011, respectively.
Guarantees. The notes are unconditionally guaranteed, jointly and severally, by each of the Issuers' direct and indirect domestic subsidiaries (“guarantors”) that guarantee our obligations under the senior secured asset-based revolving credit facilities (“ABL facilities”).

Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers' and the guarantors' present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers' and each guarantor's material directly 100% owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers' and each guarantor's directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. In addition, the notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers' and the guarantors' present and future assets, which assets also secure the Issuers' obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.
Optional Redemption. The Issuers have the option to redeem the notes, in whole or in part, at any time on or after November 1, 2013 at redemption prices (expressed as percentages of principal amount of the notes to be redeemed) of 106.844%, 104.563%, 102.281% and 100.000% during the 12-month periods commencing on November 1, 2013, 2014, 2015 and 2016, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. Prior to November 1, 2013, the Issuers may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium. In addition, prior to November 1, 2013, the Issuers may on one or more occasions redeem up to 35% of the aggregate principal amount of the notes from the net cash proceeds of one or more equity offerings (to the extent such net cash proceeds are received by or contributed to us) at a redemption price equal to 109.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date; provided that (a) at least 50% of the sum of the aggregate principal amount of notes originally issued under the Indenture remains outstanding immediately after the occurrence of each such redemption and (b) that each such redemption occurs within 120 days of the date of closing of each such equity offering. In addition, during any 12-month period prior to November 1, 2013, the Issuers may redeem up to 10% of the aggregate principal amount of the notes issued under the Indenture at a redemption price equal to 103.000% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
Change of Control. Upon the occurrence of a change of control, as defined in the Indenture, the Issuers must give holders of notes the opportunity to sell the Issuers their notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Covenants. The Indenture contains covenants limiting the Issuers' ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the notes have investment grade ratings from both Moody's Investors Service, Inc. and Standard & Poor's.
ABL Facilities
On October 13, 2010, in connection with the consummation of the Merger, our Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (as amended, “Revolving Credit Agreement”).
On April 26, 2012, our Company, Holdings, certain direct or indirect wholly-owned U.S. and Canadian restricted subsidiaries of our Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into Amendment No. 1 (“Amendment”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8.5 million of the $150.0 million U.S. revolving credit commitments in existence prior to the Amendment (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141.5 million of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments and (ii) $3.5 million of the $75.0 million Canadian revolving credit commitments in existence prior to the Amendment (“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71.5 million of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out,” which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving credit facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving credit facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.
Interest Rate and Fees. At our option, the U.S. and Canadian tranche A revolving credit loans under the Revolving Credit Agreement bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.75% as of December 29, 2012, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of December 29, 2012, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. The interest rate margins in respect of the U.S. and Canadian tranche B revolving credit loans are 200 basis points higher than a corresponding loan under either the U.S. or Canadian tranche A revolving credit facilities, as applicable. In addition to paying interest on outstanding principal under the Revolving Credit Facility, we are required to pay a commitment fee (i) in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the U.S. or Canadian tranche A revolving credit loans, as applicable, is less than or equal to 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the U.S. and Canadian tranche A revolving credit loans, as applicable, is greater than 50% as of the most recent fiscal quarter and (ii) in respect of the U.S. and Canadian tranche B revolving credit loans, payable quarterly in arrears, of 0.75%. After giving effect to the Amendment, the aggregate revolving credit commitments under the Revolving Credit Agreement were not increased.
Borrowing Base. Availability under the U.S. and Canadian facilities are subject to a borrowing base, which is based on eligible accounts receivable and inventory of certain of our U.S. subsidiaries and eligible accounts receivable, inventory and, with respect to the Canadian tranche A revolving credit loans, equipment and real property, of certain of our Company's Canadian subsidiaries, after adjusting for customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that eligible accounts receivable, inventory, equipment and real property decline, our borrowing base will decrease and the availability under the Revolving Credit Facility may decrease below $225.0 million. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. and Canadian facilities exceeds the borrowing base or the aggregate revolving credit commitments, we are required to prepay borrowings to eliminate the excess.
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of our Company and the direct parent of our Company, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of our Company, other than certain excluded subsidiaries (“Canadian guarantors,” and together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
Security. The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a first-priority perfected security interest in substantially all of the present and future property and assets of our Company, including a first priority security interest in the capital stock of our Company and a second-priority security interest in the capital stock of each direct, material wholly-owned restricted subsidiary of our Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a first-priority perfected security interest in substantially all of our Canadian assets, including a first priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 12.5% of the sum of (x) the lesser of (A) the U.S tranche A defined borrowing base and (B) the U.S tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A defined borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold.

As of December 29, 2012, there was $78.2 million drawn under our revolving credit commitment and $70.2 million available for additional borrowings. The per annum interest rate applicable to borrowings under both the U.S. portion and the Canadian portion of the revolving credit commitment was 3.4% and 5.0%, respectively as of December 29, 2012. We had letters of credit outstanding of $9.3 million as of December 29, 2012 primarily securing deductibles of various insurance policies.
Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than a springing Consolidated EBITDA (as defined in such debt instruments) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold. The fixed charge coverage ratio was 1.26:1.00 for the four consecutive fiscal quarter test period ended December 29, 2012. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of December 29, 2012, we have not triggered such fixed charge coverage ratio covenant for 2012, and we currently do not expect to be required to test such covenant for fiscal year 2013, although we would be in compliance with such covenant if it were required to be tested. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors.” We were in compliance with such financial covenants as of December 29, 2012.
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
CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of December 29, 2012 (in thousands):

	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	After 2017
Long-term debt (1)	$808,205	$—	$—	$78,205	$—	$730,000	$—
Interest payments on 9.125% notes	333,065	66,613	66,613	66,613	66,613	66,613	—
Operating leases (2)	131,615	36,526	30,601	20,775	14,432	10,962	18,319
Expected pension contributions (3)	65,998	12,087	13,986	14,118	13,814	11,993	—
Total	$1,338,883	$115,226	$111,200	$179,711	$94,859	$819,568	$18,319

(1)
Represents principal amounts, but not interest. Our long-term debt consists of the $78.2 million outstanding balance under the ABL facilities as of December 29, 2012 and $730.0 million aggregate principal amount of 9.125% notes. We are not able to estimate reasonably the cash payments for interest associated with the ABL facilities due to the significant estimation required related to both market rates as well as projected principal payments. The stated maturity date of our 9.125% notes is November 1, 2017. See Note 12 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data” for further details.

(2)	For additional information on our operating leases, see Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplemental Data” for further details.

(3)
Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2017.

Net long-term deferred income tax liabilities as of December 29, 2012 were $130.8 million. This amount is not included in the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At December 29, 2012, we had unrecognized tax benefits of $7.1 million relating to uncertain tax positions. Due to our federal net operating loss position, the settlement of such tax positions would be offset by the net operating losses resulting in no outlay of cash.
Consistent with industry practice, we provide to homeowners limited warranties on certain products, primarily related to window and siding product categories. We have recorded reserves of $97.5 million at December 29, 2012 related to warranties issued to homeowners. We estimate that $9.4 million of payments will be made in 2013 to satisfy warranty obligations. However, we cannot reasonably estimate payments by year for 2014 and thereafter due to the nature of the obligations under these warranties.
OFF-BALANCE SHEET ARRANGEMENTS
We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 16 to the consolidated financial statements included in Item 8. "Financial Statements and Supplemental Data".
At December 29, 2012, we had stand-by letters of credit of $9.3 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL facilities. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify the lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. In 2012, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
EFFECTS OF INFLATION
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At December 29, 2012, we had no raw material hedge contracts in place.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other

Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the disclosure of additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. Required disclosures include disaggregation of the total change of each component of other comprehensive income and separately present reclassification adjustments and current-period other comprehensive income. In addition, ASU 2013-02 requires the presentation of information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective, prospectively, for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. ASU 2013-02 concerns presentation and disclosure only. We do not believe that the adoption of the provisions of ASU 2013-02 will have an impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASC 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not believe that the adoption of the provisions of ASU 2012-02 will have an impact on our consolidated financial position, results of operations or cash flows.
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
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in member's equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this pronouncement, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 and ASU 2011-12 concern presentation and disclosure only. Adoption of ASU 2011-05 and ASU 2011-12 on January 1, 2012 did not have an impact on our consolidated financial position, results of operations or cash flows.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to recoverability of intangibles and other long-lived assets, customer programs and incentives, allowance for doubtful accounts, inventories, warranties, valuation allowances for deferred tax assets, share-based compensation, pensions and postretirement benefits and various other allowances and accruals. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts involving installation, revenue is recognized when the installation is complete. We collect sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to our customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
We offer certain sales incentives to customers who become eligible based on the level of purchases made during the calendar year and are accrued as earned throughout the year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, we do not receive an identifiable benefit in exchange for the consideration, and therefore, we characterize the volume rebate to the customer as a reduction of revenue in our Consolidated Statements of Comprehensive Loss.
Accounts Receivable. We record accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable which are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in other assets in the Consolidated Balance Sheets.
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
Goodwill and Other Intangible Assets. We review goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other. The impairment test is conducted using an income approach. As we do not have a market for our equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. We conduct our impairment test of goodwill and other intangible assets with indefinite lives annually at the beginning of the fourth quarter of each year or as indicators of impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measures.

Assumptions used in our impairment evaluation, such as long-term sales growth rates, forecasted operating margins and our discount rate are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a decline in general economic condition could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. We utilize a cash flow model in estimating the fair value of our reporting unit for the income approach, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate, long-term sales growth rate and forecasted operating margin assumptions used. Our 2012 Step 1 impairment test indicated that the fair value of our enterprise exceeded carrying value by approximately 5% as of December 29, 2012. Relatively small changes in these key assumptions could have resulted in our Company not passing Step 1.
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
As of December 29, 2012, goodwill and intangible assets were $482.6 million and $599.6 million, respectively, and were associated with the Merger. Given the significant amount of goodwill and intangible assets, any future impairment could have an adverse effect on our results of operations and financial position.
Income Taxes. We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Income tax expense includes both current and deferred taxes. Deferred tax assets and liabilities may be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of expense and benefit to be recognized in the financial statement. No tax benefit is recognized in the financial statements for tax positions that do not meet the more likely than not threshold. We recognize interest and penalties related to uncertain tax positions within income tax expense. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted.
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
As a result of the Merger and the application of purchase accounting, we adjusted our warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions we believe market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in our warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at December 29, 2012 is $7.9 million. Prior to the Merger, the reserves for future warranty costs were based on our estimates of such future costs. We believe that the adopted actuarial method provides us additional information to base our estimates of the expected future remedy costs and is a preferable method for estimating warranty reserves. The provision for warranties is reported within cost of sales in the Consolidated Statements of Comprehensive Loss.

Pensions. Our pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets.
We used weighted-average discount rates of 4.54% and 5.17% as of December 29, 2012 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the discount rate would decrease 2013 net periodic pension costs by approximately $0.1 million and $0.4 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the discount rate would increase 2013 net periodic pension costs by approximately $0.7 million and $0.5 million for the domestic and foreign pension plans, respectively.
We used weighted-average long-term rate of return on assets of 7.50% and 6.50% as of December 29, 2012 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the long-term rate of return would decrease 2013 net periodic pension costs by approximately $0.5 million and $0.6 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the long-term rate of return would increase 2013 net periodic pension costs by approximately $0.5 million and $0.6 million for the domestic and foreign pension plans, respectively.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions.
FORWARD-LOOKING STATEMENTS
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	our operations and results of operations;

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	changes in raw material costs and availability of raw materials and finished goods;

•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;

•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;

•	market acceptance of price increases;

•	declines in national and regional trends in home remodeling and new housing starts;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	changes in weather conditions;

•	consolidation of our customers;

•	our ability to attract and retain qualified personnel;

•	our ability to comply with certain financial covenants in the indenture governing our notes and ABL facilities;

•	declines in market demand;

•	our substantial level of indebtedness;

•	increases in our indebtedness;

•	increases in costs of environmental compliance or environmental liabilities;

•	increases in warranty or product liability claims;

•	increases in capital expenditure requirements;

•	failure of our information technology system; and

•	the other factors discussed under Item 1A. “Risk Factors” and elsewhere in this report.
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
As of December 29, 2012, we had borrowings outstanding of $78.2 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by $0.8 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $742.8 million based on quoted market prices as of December 29, 2012.
FOREIGN CURRENCY EXCHANGE RATE RISK
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of December 29, 2012, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was less than $0.1 million.
We experienced foreign currency translation gains of $8.2 million, net of tax, for the year ended December 29, 2012, which were included in accumulated other comprehensive loss. A 10% strengthening or weakening from the levels experienced during 2012 of the U.S. dollar relative to the Canadian dollar would have resulted in a $0.6 million decrease or increase, respectively, in net income for the year ended December 29, 2012.
COMMODITY PRICE RISK
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials such as vinyl resin, aluminum, and steel as well as diesel fuel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	43

Consolidated Statements of Comprehensive Loss	44

Years Ended December 29, 2012 and December 31, 2011 (Successor)

October 13, 2010 through December 31, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Consolidated Statements of Member’s Equity / Stockholders’ (Deficit)	45

Years Ended December 29, 2012 and December 31, 2011 (Successor)

October 13, 2010 through December 31, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Consolidated Statements of Cash Flows	46

Years Ended December 29, 2012 and December 31, 2011 (Successor)

October 13, 2010 through December 31, 2011 (Successor)

January 3, 2010 through October 12, 2010 (Predecessor)

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Associated Materials, LLC

We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of comprehensive loss, member's equity, and cash flows for the years ended December 29, 2012 and December 31, 2011 and the period from October 13, 2010 to January 1, 2011. We have also audited the consolidated statements of comprehensive loss, stockholders' (deficit), and cash flows of AMH Holdings II, Inc. and subsidiaries (the “Predecessor”) for the period from January 3, 2010 to October 12, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's or the Predecessor's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for the years ended December 29, 2012 and December 31, 2011 and for the period from October 13, 2010 to January 1, 2011, and the results of the Predecessor's operations and the Predecessor's cash flows for the period January 3, 2010 to October 12, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
March 21, 2013

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,594	$11,374
Accounts receivable, net	121,387	121,998
Inventories	117,965	115,653
Income taxes receivable	2,690	—
Deferred income taxes	8,734	8,013
Prepaid expenses	8,771	11,653
Total current assets	269,141	268,691
Property, plant and equipment, net	108,452	126,593
Goodwill	482,613	478,912
Other intangible assets, net	599,644	622,100
Other assets	22,434	24,872
Total assets	$1,482,284	$1,521,168

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$74,311	$80,260
Accrued liabilities	75,297	72,429
Deferred income taxes	3,469	4,967
Income taxes payable	5,697	6,989
Total current liabilities	158,774	164,645
Deferred income taxes	130,777	131,698
Other liabilities	153,473	150,361
Long-term debt	808,205	804,000
Commitments and contingencies
Member’s equity:
Membership interest	554,473	554,297
Accumulated other comprehensive loss	(17,247)	(16,029)
Accumulated deficit	(306,171)	(267,804)
Total member’s equity	231,055	270,464
Total liabilities and member’s equity	$1,482,284	$1,521,168
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Net sales	$1,142,521	$1,159,515	$269,249	$897,938
Cost of sales	859,617	894,333	222,737	658,509
Gross profit	282,904	265,182	46,512	239,429
Selling, general and administrative expenses	240,027	247,278	53,543	159,448
Impairment of goodwill	—	84,253	—	—
Impairment of other intangible assets	—	79,894	—	—
Merger costs:
Transaction costs	—	585	7,411	38,416
Transaction bonuses	—	—	—	26,231
Stock option compensation	—	—	—	38,014
Manufacturing restructuring costs	—	228	—	—
Income (loss) from operations	42,877	(147,056)	(14,442)	(22,680)
Interest expense, net	75,520	75,729	16,120	58,759
Loss (gain) on debt extinguishment	—	—	25,129	(15,201)
Foreign currency loss (gain)	119	438	771	(184)
Loss before income taxes	(32,762)	(223,223)	(56,462)	(66,054)
Income tax expense (benefit)	5,605	(20,434)	8,553	5,220
Net loss	$(38,367)	$(202,789)	$(65,015)	$(71,274)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(9,446)	(18,640)	4,799	(12,663)
Foreign currency translation adjustments, net of tax	8,228	(7,374)	5,186	3,023
Total comprehensive loss	$(39,585)	$(228,803)	$(55,030)	$(80,914)
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY / STOCKHOLDERS’ (DEFICIT)
(In thousands)

	Common Stock		Capital in Excess Of Par	Membership Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) / Retained Earnings	Total Member’s Equity/ Stockholders’ (Deficit)
	Shares	Amount
Predecessor
Balance at January 2, 2010	1,721,076	$16	$15	$—	$(7,810)	$(317,426)	$(325,205)
Net loss		—	—	—	—	(71,274)	(71,274)
Other comprehensive loss		—	—	—	(9,640)	—	(9,640)
Accrued stock options		—	38,014	—	—	—	38,014
Accrued warrants		—	806	—	—	—	806
Excess tax benefit on stock options		—	1,817	—	—	—	1,817
Balance at October 12, 2010	1,721,076	$16	$40,652	$—	$(17,450)	$(388,700)	$(365,482)
Successor
Balance at October 13, 2010				$—	$—	$—	$—
Equity contribution				553,507	—	—	553,507
Net loss				—	—	(65,015)	(65,015)
Other comprehensive income				—	9,985	—	9,985
Balance at January 1, 2011				553,507	9,985	(65,015)	498,477
Net loss				—	—	(202,789)	(202,789)
Total comprehensive loss				—	(26,014)	—	(26,014)
Equity contribution from parent				300	—	—	300
Stock-based compensation expense				709	—	—	709
Restricted stock surrendered upon vesting				(219)	—	—	(219)
Balance at December 31, 2011				554,297	(16,029)	(267,804)	270,464
Net loss				—	—	(38,367)	(38,367)
Other comprehensive loss				—	(1,218)	—	(1,218)
Equity contribution from parent				80	—	—	80
Stock-based compensation expense				96	—	—	96
Balance at December 29, 2012				$554,473	$(17,247)	$(306,171)	$231,055

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
OPERATING ACTIVITIES
Net loss	$(38,367)	$(202,789)	$(65,015)	$(71,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	50,678	51,326	10,498	17,582
Deferred income taxes	(2,061)	(32,616)	8,267	4,278
Impairment of goodwill and other intangible assets	—	164,147	—	—
Impact of inventory step-up	—	—	23,091	—
Provision for losses on accounts receivable	2,420	3,114	1,343	3,292
(Gain) loss on sale or disposal of assets	(12)	215	—	43
Loss (gain) on debt extinguishment	—	—	25,129	(15,201)
Amortization of deferred financing costs	4,479	4,459	914	3,203
Stock-based compensation expense	96	709	—	38,014
Compensation expense related to warrants	—	—	—	806
Debt accretion	—	—	—	201
Changes in operating assets and liabilities:
Accounts receivable	(1,333)	(7,774)	42,933	(49,940)
Inventories	(1,647)	29,701	13,128	(41,998)
Prepaid expenses	2,953	(2,701)	(1,258)	1,712
Accounts payable	(6,407)	(8,573)	(67,762)	68,507
Accrued liabilities	2,666	(6,950)	(63,501)	69,282
Income taxes receivable/payable	(4,158)	8,078	(98)	(1,204)
Other assets	(1,755)	918	(32)	(566)
Other liabilities	(8,141)	(3,269)	222	1,832
Net cash (used in) provided by operating activities	(589)	(2,005)	(72,141)	28,569
INVESTING ACTIVITIES
Supply center acquisition	—	(1,550)	—	—
Acquisition, net of assumed debt	—	—	(557,591)	—
Capital expenditures	(5,371)	(15,447)	(5,160)	(10,302)
Proceeds from the sale of assets	94	494	—	—
Net cash used in investing activities	(5,277)	(16,503)	(562,751)	(10,302)
FINANCING ACTIVITIES
Borrowings under ABL facilities	208,471	455,149	157,480	143,500
Payments under ABL facilities	(204,171)	(439,149)	(99,480)	(153,500)
Repayment of Predecessor long-term debt, including redemption premiums and interest	—	—	(719,972)	—
Excess tax benefit from redemption of options	—	—	—	1,817
Issuance of senior notes	—	—	730,000	—
Equity contribution from parent	80	300	553,507	—
Financing costs	(225)	(398)	(39,211)	(223)
Net cash provided by (used in) financing activities	4,155	15,902	582,324	(8,406)
Effect of exchange rate changes on cash and cash equivalents	(69)	191	75	516
Net (decrease) increase in cash and cash equivalents	(1,780)	(2,415)	(52,493)	10,377
Cash and cash equivalents at beginning of the period	11,374	13,789	66,282	55,905
Cash and cash equivalents at end of the period	$9,594	$11,374	$13,789	$66,282
Supplemental Information:
Cash paid for interest	$71,122	$74,300	$8,729	$60,601
Cash paid for income taxes	$11,920	$5,918	$280	$292
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES
NATURE OF OPERATIONS
Associated Materials, LLC (the “Company”) was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States ("U.S.") and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. The Company distributes these products direct to independent distributors and dealers and through its 121 company-operated supply centers. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools, which are largely distributed through the company-operated supply centers. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
BASIS OF PRESENTATION
On October 13, 2010, through a series of mergers (the “Merger”), the Company became a 100% owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company.
Prior to the Merger , the Company was a wholly owned subsidiary of Associated Materials Holdings, LLC, which was a wholly owned subsidiary of AMH Holdings, LLC (“AMH”). AMH was a wholly owned subsidiary of AMH Holdings II, Inc. (“AMH II”), which was controlled by affiliates of Investcorp S.A. and Harvest Partners, L.P. Upon completion of the Merger, the Company’s then existing direct and indirect parent companies were merged into the Company. See Note 2 for further information.
The financial statements for the year ended December 29, 2012, December 31, 2011 and the period October 13, 2010 to January 1, 2011 have been presented to reflect the financial results of the Company subsequent to the Merger (“Successor”). The financial statements for the period January 3, 2010 to October 12, 2010 have been presented to reflect the financial results of the Company and its former direct and indirect parent companies, Associated Materials Holdings, LLC, AMH and AMH II (together, “Predecessor”). The Company’s financial position, results of operations and cash flows prior to the date of the Merger include the activity and results of its former direct and indirect parent companies, which principally consisted of borrowings and related interest expense, are presented as the results of the Predecessor. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor.
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2012, 2011 and 2010 fiscal years ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively, and included 52 weeks of operations.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2012 presentation.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to recoverability of intangibles and other long-lived assets, customer programs and incentives, allowance for doubtful accounts, inventories, warranties, valuation allowance for deferred tax assets, share-based compensation, pensions and postretirement benefits and various other allowances and accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
REVENUE RECOGNITION
The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectibility is reasonably assured. A substantial portion of the Company’s sales is in the repair and replacement segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. In 2012, 2011 and 2010, sales to one customer and its licensees represented approximately 13%, 13% and 14% of total net sales, respectively. The contract with this customer expires in December 2012. The Company is currently in the process of negotiating a renewal of this contract, which is expected to occur in the first half of 2013.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts involving installation, revenue is recognized when the installation is complete. The Company collects sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to the Company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
The Company offers certain sales incentives to customers who become eligible based on the level of purchases made during the calendar year and are accrued as earned throughout the year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, the Company does not receive an identifiable benefit in exchange for the consideration, and therefore, the Company characterizes the volume rebate to the customer as a reduction of revenue in the Company’s Consolidated Statements of Comprehensive Loss.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable that are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in other assets in the Consolidated Balance Sheets. See Note 4 for further information.
INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Fixed manufacturing overheads are allocated based on normal production capacity and abnormal manufacturing costs are recognized as period costs. See Note 5 for further information.
PROPERTY, PLANT AND EQUIPMENT
Additions to property, plant and equipment are stated at cost. The cost of maintenance and repairs of property, plant and equipment is charged to operations in the period incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful lives are approximately 20 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement. Property, plant and equipment are reviewed for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Depreciation on assets held for sale is discontinued and such assets are reported at the lower of the carrying amount or fair value less costs to sell. See Note 6 for further information.
GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets, in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other. The impairment test is conducted using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. The Company conducts its impairment test of its goodwill and other intangible assets with indefinite lives annually at the beginning of the fourth quarter of each year or as indicators of impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measures. See Note 7 for further information.
PRODUCT WARRANTY COSTS AND SERVICE RETURNS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement and directly incurs the cost of these remedies. Warranties also become reduced under certain conditions of time and change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates utilizing an actuarial calculation performed by an independent actuary which projects future remedy costs using historical data trends of claims incurred, claim payments, sales history of products to which such costs relate and other factors. See Note 10 for further information.
INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Income tax expense includes both current and deferred taxes. Deferred tax assets and liabilities may be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of expense and benefit to be recognized in the financial statement. No tax benefit is recognized in the financial statements for tax positions that do not meet the more likely than not threshold. The Company recognizes interest and penalties related to uncertain tax positions within income tax expense. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted. See Note 13 for further information.

DERIVATIVES AND HEDGING ACTIVITIES
In accordance with FASB ASC Topic 815, Derivatives and Hedging, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency loss (gain) in the accompanying Consolidated Statements of Comprehensive Loss. At December 29, 2012, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts at December 29, 2012 was less than $0.1 million.
STOCK PLANS
The Company accounts for share-based payments to employees and directors, including grants of restricted stock awards, in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be measured and recognized in the Company’s Consolidated Statements of Comprehensive Loss using a fair value method. See Note 14 for further information.
PENSIONS
Pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets. Changes in the related pension benefit costs may occur in the future due to changes in assumptions. See Note 15 for further information.
LEASE OBLIGATIONS
Lease expense for operating leases that have escalating rentals over the term of the lease is recorded on a straight-line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accrued liabilities in the Consolidated Balance Sheets. Capital improvements that may be required to make a building suitable for the Company’s use are incurred by the landlords and are made prior to the Company having control of the property (lease commencement date), and are therefore, incorporated into the determination of the lease rental rate. See Note 16 for further information.
In connection with the Merger and the application of purchase accounting, the Company evaluated its operating leases and recorded adjustments to reflect the fair market values of its operating leases. As a result, a favorable lease asset of $0.8 million and an unfavorable lease liability of $5.0 million were recorded based on the then current market analysis. The favorable lease asset and unfavorable lease liability are being amortized over the related remaining lease terms and are reported within cost of sales and selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss beginning October 13, 2010. The unamortized balances as of December 29, 2012 for the lease asset and lease liability were $0.4 million and $3.6 million, respectively.
LITIGATION EXPENSES
The Company is involved in certain legal proceedings. The Company recognizes litigation related expenses in the period in which the litigation services are provided. See Note 17 for further information.
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
As a result of the Merger, the Company’s inventory was increased by $23.1 million to reflect fair market value which was recognized as an increase to cost of goods sold in the Company’s Consolidated Statements of Comprehensive Loss during the successor period October 13, 2010 to January 1, 2011 as the related inventory was sold and replaced by manufactured inventory valued at cost.
Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of selling, general and administrative expenses totaled $4.5 million for the year ended December 29, 2012, $6.2 million for the year ended December 31, 2011, $0.1 million for the successor period October 13, 2010 to January 1, 2011, and $4.6 million for the predecessor period January 3, 2010 to October 12, 2010. Shipping and handling costs included in selling, general and administrative expense totaled $31.9 million for the year ended December 29, 2012, $32.1 million for the year ended December 31, 2011, $6.1 million for the successor period October 13, 2010 to January 1, 2011, and $21.4 million for the predecessor period January 3, 2010 to October 12, 2010.
MARKETING AND ADVERTISING
Marketing and advertising costs are generally expensed as incurred. Marketing and advertising expense was $11.0 million for the year ended December 29, 2012, $12.3 million for the year ended December 31, 2011, $2.7 million for the successor period October 13, 2010 to January 1, 2011 and $9.5 million for the predecessor period January 3, 2010 to October 12, 2010.
FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement and cash flow amounts are translated into U.S. dollars at the average exchange rates prevailing during the year. Translation adjustments arising from the use of different exchange rates from period to period are reflected as a component of member's equity within accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary are included in foreign currency loss (gain) in the Company's Consolidated Statement of Comprehensive Loss.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the disclosure of additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. Required disclosures include disaggregation of the total change of each component of other comprehensive income and separately present reclassification adjustments and current-period other comprehensive income. In addition, ASU 2013-02 requires the presentation of information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective, prospectively, for fiscal years, and interim periods within those years, beginning after December 15, 2012 and early adoption is permitted. ASU 2013-02 concerns presentation and disclosure only. The Company does not believe that the adoption of the provisions of ASU 2013-02 will have an impact on its consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2012-02 will have an impact on its consolidated financial position, results of operations or cash flows.
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
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in member's equity and requires an entity to present the components of net income and the components of other comprehensive income and the total for comprehensive income, either in a single continuous statement or in two separate but consecutive statements. In addition, ASU 2011-05 requires presentation of reclassification adjustments for each component of accumulated other comprehensive income in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the specific requirements made in ASU 2011-05 pertaining to presentation of reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-12 reinstates the previous requirements to present reclassification adjustments either on the face of the statement in which other comprehensive income is reported or to disclose them in the notes to the financial statements. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for interim and annual periods beginning after December 15, 2011. Effective January 1, 2012, the Company adopted the single continuous statement approach for the presentation of components of net income and other comprehensive income and a total for comprehensive income. Adoption of ASU 2011-05 and ASU 2011-12 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
2. BUSINESS COMBINATION
On October 13, 2010, AMH II, the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as AMH Investment Holdings Corp.) (“Parent”), Carey Intermediate Holdings Corp. (now known as AMH Intermediate Holdings Corp.), a 100% owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (the “Downstream Mergers,” and together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, the Company is now an indirect wholly-owned subsidiary of Parent. The Merger was completed to provide a liquidity event for the Company’s then indirect parent company and to provide the Company with additional growth opportunities and access to capital in order to capitalize on the long-term growth prospects of the business. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.
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
In connection with the consummation of the Merger, the Company repaid and terminated the prior asset-based credit facility (“prior ABL Facility”) and repaid the 20% Senior Notes due 2014 (“20% notes”). In addition, the Company called and discharged its obligations under the indentures governing the 9.875% Senior Secured Second Lien Notes due 2016 (“9.875% notes”) and the 11.25% Senior Discount Notes due 2014 (“11.25% notes”). Expenses related to the redemption of the prior ABL Facility and the 20% notes were recorded as a net gain on debt extinguishment of the Predecessor. Expenses related to the redemption of the 9.875% notes and the 11.25% notes were in part recognized as fair value increases to the debt balances in the allocation of purchase price, with the remaining redemption costs in excess of the fair value adjustments totaling $13.6 million recognized as a net loss on debt extinguishment in the Successor’s results of operations.
The Merger and the repayment of the 9.875% notes, the 11.25% notes and the 20% notes and related expenses were financed with (1) $553.5 million in cash contributed by Parent (which includes $8.5 million invested by management), (2) the issuance of $730.0 million of 9.125% senior secured notes, (3) $73.0 million in cash drawn under the Company’s new $225.0 million asset-based lending facility (“ABL facilities”) and (4) $45.9 million of cash from the Company’s balance sheet. In connection with the Merger and new debt structure, the Successor paid deferred financing fees of $39.2 million in the period ended January 1, 2011, which included $11.5 million related to an interim financing facility, which was negotiated, but ultimately not utilized and expensed by the Successor in net loss on debt extinguishment in the Successor’s results of operations for the period ended January 1, 2011.
The Merger was accounted for using the acquisition method of accounting. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values. The excess of the cost of the Merger over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The goodwill recorded was the result of the ability to earn a higher rate of return from the acquired business than would be expected if the assets had to be acquired or developed separately and would not be deductible for federal income tax purposes. The increase in basis of the acquired assets and assumed liabilities would result in non-cash expenses (income) in future periods, principally related to the step-up in the value of inventory, property, plant and equipment, intangible assets and warranty liability.
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
In connection with the Merger, the Predecessor incurred certain transaction related costs, including investment banking fees and expenses, legal fees and expenses, sponsor fees payable to the Predecessor’s sponsors and other transaction related expenses, which have been classified as merger costs in the Predecessor’s results of operations. In addition, the Predecessor recorded transaction bonuses payable to certain members of management in connection with the completion of the Merger and stock option compensation expense in connection with the Merger related to the modification of certain Predecessor stock options and the fair value of an in-the-money stock option award granted immediately prior to the Merger. The Predecessor also recorded expense related to stock warrants payable as a result of the transaction, which had been classified as a reduction of net sales in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees in the Predecessor’s results of operations for the period ended October 12, 2010. The Successor recorded transaction related expenses classified as Merger costs in the Successor’s results of operations for the period ended January 1, 2011 primarily for fees paid on behalf of Merger Sub related to due diligence activities.
Unaudited pro forma operating results of the Company for the year ended January 1, 2011 giving effect to the Merger on January 3, 2010 is summarized as follows (in thousands):

Net sales (1)	$1,167,993
Net loss (2)	(58,456)

(1)	Excluded $0.8 million of expense for stock warrants, which were redeemed for cash in connection with the Merger.

(2)
Excluded $143.9 million of non-recurring expenses directly related to the Merger as follows: (i) $38.4 million of Predecessor expenses including investment banking, legal and other expenses; (ii) $7.4 million of Successor expenses primarily including fees paid on behalf of Merger Sub related to due diligence activities; (iii) $26.2 million of transaction bonuses paid to senior management and certain employees in connection with the Merger; (iv) 38.0 million  of stock option compensation expense recognized as a result of the modification of certain stock option awards in connection with the Merger and the fair value of an in-the-money stock option award granted immediately prior to the Merger; (v) $0.8 million of expense for stock warrants, which were redeemed for cash in connection with the Merger; (vi) $23.1 million for the amortization of the step-up in basis of inventory related to purchase accounting which is non-recurring; (vii) a $15.2 million net gain on debt extinguishment recorded by the Predecessor in connection with the Merger, which was related to the write-off of the troubled debt accrued interest associated with the redemption of the previously outstanding 13.625% notes and the write-off of the financing fees related to the prior ABL Facility; and (viii) a $25.1 million loss on debt extinguishment recorded by the Successor, which was comprised of $13.6 million related to the redemption of the previously outstanding 9.875% notes and 11.25% notes and $11.5 million of expense related to an interim financing facility, which was negotiated but ultimately not utilized, related to financing for the Merger.
3. RELATED PARTIES
During the years ended December 29, 2012 and December 31, 2011, the Company paid AlixPartners, LLP, a former portfolio company of H&F, $0.5 million and $2.9 million, respectively, in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics, which is included in selling, general and administrative expenses.
In connection with the Merger, and in accordance with the amended and restated management agreement between Harvest Partners and the Company, and the transaction fee sharing agreement between Harvest Partners and Investcorp International Inc. (“III”), the Company paid (1) a transaction fee of $6.5 million and management fees for the remaining term of the amended and restated management agreement, including the cancellation notice period, of $3.2 million to Harvest Partners and (2) a transaction fee of $6.5 million to III. These fees were included in the Predecessor’s results of operations as merger costs for the period ended October 12, 2010. In addition, the Company paid $1.1 million to H&F in reimbursement for third party transaction related expenses incurred on behalf of Merger Sub primarily related to due diligence activities, which was recorded in the Successor’s results of operations as merger costs for the period ended January 1, 2011.
During the predecessor period ended October 12, 2010, the Company paid $0.7 million of management fees to Harvest Partners for financial advisory and strategic planning services provided in accordance with an amended and restated management agreement, which were included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. On October 13, 2010, upon consummation of the Merger, the amended and restated management agreement with Harvest Partners was terminated.
4. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	December 29, 2012	December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
		Successor		Predecessor
Balance at beginning of period	$7,823	$9,203	$9,471	$8,015
Provision for losses	2,420	3,114	1,343	3,292
Losses sustained (net of recoveries)	(1,072)	(4,494)	(1,611)	(1,836)
Balance at end of period	$9,171	$7,823	$9,203	$9,471
Allowance for doubtful accounts on accounts receivable consists of (in thousands):

	December 29, 2012	December 31, 2011
Allowance for doubtful accounts, current	$3,737	$4,242
Allowance for doubtful accounts, non-current	5,434	3,581
	$9,171	$7,823

5. INVENTORIES
Inventories consist of (in thousands):

	December 29, 2012	December 31, 2011
Raw materials	$26,749	$29,770
Work-in-progress	11,589	8,580
Finished goods	79,627	77,303
	$117,965	$115,653
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	December 29, 2012	December 31, 2011
Land	$15,315	$15,032
Buildings	40,871	39,991
Machinery and equipment	105,708	98,500
Construction in process	642	2,797
	162,536	156,320
Less accumulated depreciation	54,084	29,727
	$108,452	$126,593
Depreciation expense was $23.2 million for the year ended December 29, 2012, $23.6 million for the year ended December 31, 2011, $5.0 million for the successor period October 13, 2010 to January 1, 2011, and $15.4 million for the predecessor period January 3, 2010 to October 12, 2010.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
As a result of the Merger completed during the fourth quarter of 2010, the Company engaged an independent valuation firm to assist management in the estimation of the fair values of certain tangible and intangible assets. The valuation analyses were based on the definition of fair value as promulgated in FASB ASC Topic 805, Business Combinations, and FASB ASC Topic 820, Fair Value Measurements and Disclosures. The analysis was performed as of October 13, 2010, which was the closing date of the Merger.
The valuation analyses considered various valuation approaches, including the income approach, market approach and cost approach. The assets were valued by applying these techniques under the premise of the assets’ values to a prudent investor contemplating retention and use of the assets in an ongoing business. The valuation analyses considered financial and other information from management and various public, financial and industry sources. The valuation analyses required significant judgments and estimates, primarily regarding expected growth rates, royalty rates and discount rates. Expected growth rates were determined based on internally developed projections considering future financial plans of the Company. Royalty rates were estimated based on review of publicly disclosed royalty rates for similar products and based on an analysis of economic profit attributable to the Company’s brands. The discount rates used were estimated based on the Company’s weighted average cost of capital, which considered market assumptions and other risk premiums estimated by the independent valuation firm assisting the Company with the valuation of its intangible assets. Estimates could be materially impacted by factors such as specific industry conditions and changes in growth trends. The assumptions used were management’s best estimates based on projected results and market conditions as of the closing date of the Merger.
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or more frequently if events or circumstances change that would impact the value of these assets. During 2012, the Company completed the annual impairment test of goodwill as of the beginning of the fourth quarter and based on the results of the testing, no impairment charges were recorded.
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
Prior to the completion of the 2011 annual financial statements, the Company finalized the valuation work necessary to complete the second step of the impairment analysis, in which it determined the fair value of its identified tangible and intangible assets and liabilities with the assistance of the same independent valuation firm utilized to assist in the first step of its impairment testing. Based on that analysis, the Company calculated an implied fair value of goodwill, which was lower than the book value of goodwill, resulting in the Company recording a goodwill impairment charge of $84.3 million during the fourth quarter of 2011. The goodwill impairment charge was a non-cash item and did not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement. There was no tax benefit associated with this non-cash charge.
In addition to the interim impairment testing of goodwill, the Company conducted its annual impairment test as of beginning of the fourth quarter of 2011. The annual fourth quarter test occurred in connection with the Company’s annual budgeting process. In connection with this process, the Company further lowered its financial projections and with the assistance of an independent valuation firm determined that the fair value of its reporting unit was lower than its carrying value as of the annual testing date. As a result, the Company was required to conduct a second step impairment analysis, in which it updated the fair value estimates of its identified tangible and intangible assets and liabilities. The second step impairment analysis indicated the fair value of implied goodwill exceeded the carrying value, and as a result, no further impairment of goodwill was recorded.
Changes in the net carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 1, 2011	$566,423
Foreign currency translation	(3,258)
Impairment loss	(84,253)
Balance at December 31, 2011	478,912
Foreign currency translation	3,701
Balance at December 29, 2012	$482,613
At December 29, 2012, December 31, 2011 and January 1, 2011, accumulated goodwill impairment losses were $84.3 million, $84.3 million and $0, respectively, exclusive of foreign currency translation.

The Company’s other intangible assets consist of the following (in thousands):

	December 29, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$331,582	$57,897	$273,685	$330,080	$31,498	$298,582
Amortized non-compete agreements	10	5	5	10	2	8
Total amortized intangible assets	331,592	57,902	273,690	330,090	31,500	298,590
Non-amortized trade names(1)	325,954	—	325,954	323,510	—	323,510
Total intangible assets	$657,546	$57,902	$599,644	$653,600	$31,500	$622,100

(1)	Balances at December 29, 2012 and December 31, 2011 reflected impairment charges of $72.2 million and $7.7 million recorded during the third and fourth quarters of 2011, respectively.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine trade names and are tested for impairment at least annually at the beginning of the fourth quarter. In addition, the Company tests such assets for impairment on a more frequent basis if there are indications of potential impairment. During 2012, the Company completed the annual impairment test of intangible assets with indefinite lives as of the beginning of the fourth quarter and based on the results of the testing, no impairment charges were recorded.
During the third quarter of 2011, as indicated previously, due to the weaker economic conditions and lower projections for results of operations, the Company believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test of the fair value with the assistance of an independent valuation firm. The Company determined that the fair value using the income approach of certain non-amortized trade names was lower than the carrying value. Accordingly, the Company recorded an impairment charge of $72.2 million during the third quarter of 2011 associated with its non-amortized trade names.
In addition to the interim impairment testing of other intangible assets, the Company conducted its annual impairment test at the beginning of the fourth quarter of 2011. The Company had revised its forecasts downward after the date of the interim impairment testing based on its annual budgeting process. Using the income approach, the Company concluded that the fair value of certain non-amortized trade names was lower than the carrying value determined during the interim impairment test. Accordingly, the Company recorded an additional impairment charge of $7.7 million during the fourth quarter of 2011 associated with its non-amortized trade names.
Finite lived intangible assets, which consist of amortized customer bases and amortized non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for amortized customer bases and amortized non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $26.2 million for the years ended December 29, 2012 and December 31, 2011, respectively, $5.5 million for the successor period October 13, 2010 to January 1, 2011 and $2.1 million for the predecessor period January 3, 2010 to October 12, 2010. Amortization expense is estimated to be $26.2 million per year for fiscal years 2013, 2014, 2015, 2016 and 2017.
8. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	December 29, 2012	December 31, 2011
Employee compensation	$15,586	$13,426
Sales promotions and incentives	16,852	18,326
Warranty reserves	9,368	9,779
Employee benefits	7,918	6,080
Interest	11,682	11,842
Taxes other than income taxes	3,255	2,902
Other	10,636	10,074
	$75,297	$72,429

Other liabilities consist of (in thousands):

	December 29, 2012	December 31, 2011
Pensions and other postretirement plans	$55,532	$49,762
Warranty reserves	88,103	91,384
Other	9,838	9,215
	$153,473	$150,361
9. MANUFACTURING RESTRUCTURING COSTS
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009. As a result, the related lease costs associated with the discontinued use of the warehouse facility were recorded as a restructuring charge of $5.3 million during 2009. During the second quarter of 2011, the Company re-measured its restructuring liability due to changes in the expected timing and amount of cash flows over the remaining lease term. As a result, the Company recorded an adjustment to increase the restructuring liability and recognized a charge of $0.2 million within selling, general and administrative expenses reported in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2011.
Changes in the manufacturing restructuring liability are as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Balance at beginning of period	$4,086	$4,583	$4,728	$5,036
Additions	—	228	—	—
Reclass of related lease obligations	—	—	—	389
Accretion of related lease obligations	545	498	89	295
Payments	(1,244)	(1,223)	(234)	(992)
Balance at end of period	$3,387	$4,086	$4,583	$4,728
The remaining restructuring liability was included in accrued liabilities and other liabilities in the Consolidated Balance Sheets and will continue to be paid over the lease term, which ends April 2020.
10. PRODUCT WARRANTY COSTS AND SERVICE RETURNS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Changes in the warranty reserve are as follows (in thousands):

	December 29, 2012	December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Balance at beginning of period	$101,163	$94,712	$93,387	$33,016
Provision for warranties issued and changes in estimates for pre-existing warranties	4,098	14,661	2,599	7,602
Claims paid	(8,133)	(7,823)	(1,441)	(5,675)
Foreign currency translation	343	(387)	167	210
Balance at end of period	$97,471	$101,163	$94,712	$35,153
As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions the Company believes market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the estimated fair value of the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in the Company’s warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at December 29, 2012 was $7.9 million. Prior to the Merger, the reserves for future warranty costs were based on management estimates of such future costs. Management believes that the adopted actuarial method provides management additional information to base its estimates of the expected future remedy costs and is a preferable method for estimating warranty reserves. The provision for warranties was reported within cost of sales in the Consolidated Statements of Comprehensive Loss.
11. EXECUTIVE OFFICERS' SEPARATION AND HIRING COSTS
On February 20, 2012, David S. Nagle was appointed President, AMI Distribution. On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Paul Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President, Chief Financial Officer and Secretary. The Company’s Senior Vice President of Human Resources, John F. Haumesser, resigned from his position effective April 19, 2012 and was succeeded by James T. Kenyon, who was named Senior Vice President and Chief Human Resources Officer on June 4, 2012.
On June 2, 2011, Thomas N. Chieffe resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer. On June 29, 2011, Warren J. Arthur resigned from his position as Senior Vice President of Operations of the Company. On August 1, 2011, Robert C. Gaydos was appointed Senior Vice President, Operations. On September 12, 2011, Jerry W. Burris was appointed President and Chief Executive Officer, and Mr. Snyder resigned from his position as Interim Chief Executive Officer. Robert M. Franco, President of AMI Distribution, left the Company on March 31, 2011.
The Company recorded $3.4 million, $6.7 million and $1.4 million for the years ended December 29, 2012, December 31, 2011 and for the successor period October 13, 2010 to January 1, 2011, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs had been recorded as a component of selling, general and administrative expenses. As of December 29, 2012, remaining separation costs of $3.4 million were accrued, which will be paid at various dates through 2014.
12. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	December 29, 2012	December 31, 2011
9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	78,205	74,000
Total long-term debt	$808,205	$804,000
9.125% Senior Secured Notes due 2017
On October 13, 2010, in connection with the consummation of the Merger, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (“9.125% notes” or “notes”) pursuant to the indenture, dated as of October 13, 2010 (“Indenture”). The notes bear interest at a rate of 9.125% per annum payable May 1 and November 1 of each year commencing May 1, 2011. The Company completed the exchange of all outstanding privately placed 9.125% notes for newly registered notes in July 2011. The notes have an estimated fair value of $742.8 million and $636.9 million based on quoted market prices as of December 29, 2012 and December 31, 2011, respectively.
Guarantees. The notes are unconditionally guaranteed, jointly and severally, by each of the Issuers' direct and indirect domestic subsidiaries (“guarantors”) that guarantee the Company's obligations under the senior secured asset-based revolving credit facilities (“ABL facilities”).
Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers' and the guarantors' present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers' and each guarantor's material directly 100% owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers' and each guarantor's directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to certain exceptions and customary permitted liens. In addition, the notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers' and the guarantors' present and future assets, which assets also secure the Issuers' obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.
Optional Redemption. The Issuers have the option to redeem the notes, in whole or in part, at any time on or after November 1, 2013 at redemption prices (expressed as percentages of principal amount of the notes to be redeemed) of 106.844%, 104.563%, 102.281% and 100.000% during the 12-month periods commencing on November 1, 2013, 2014, 2015 and 2016, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date. Prior to November 1, 2013, the Issuers may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium. In addition, prior to November 1, 2013, the Issuers may on one or more occasions redeem up to 35% of the aggregate principal amount of the notes from the net cash proceeds of one or more equity offerings (to the extent such net cash proceeds are received by or contributed to the Company) at a redemption price equal to 109.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date; provided that (a) at least 50% of the sum of the aggregate principal amount of notes originally issued under the Indenture remains outstanding immediately after the occurrence of each such redemption and (b) that each such redemption occurs within 120 days of the date of closing of each such equity offering. In addition, during any 12-month period prior to November 1, 2013, the Issuers may redeem up to 10% of the aggregate principal amount of the notes issued under the Indenture at a redemption price equal to 103.000% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
Change of Control. Upon the occurrence of a change of control, as defined in the Indenture, the Issuers must give holders of notes the opportunity to sell the Issuers their notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Covenants. The Indenture contains covenants limiting the Issuers' ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the notes have investment grade ratings from both Moody's Investors Service, Inc. and Standard & Poor's.
ABL Facilities
On October 13, 2010, in connection with the consummation of the Merger, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (as amended, “Revolving Credit Agreement”).
On April 26, 2012, the Company, Holdings, certain direct or indirect wholly-owned U.S. and Canadian restricted subsidiaries of the Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into Amendment No. 1 (“Amendment”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8.5 million of the $150.0 million U.S. revolving credit commitments in existence prior to the Amendment (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141.5 million of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments and (ii) $3.5 million of the $75.0 million Canadian revolving credit commitments in existence prior to the Amendment (“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71.5 million of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out,” which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving credit facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving credit facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.
Interest Rate and Fees. At the Company's option, the U.S. and Canadian tranche A revolving credit loans under the Revolving Credit Agreement bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.75% as of December 29, 2012, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of December 29, 2012, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. The interest rate margins in respect of the U.S. and Canadian tranche B revolving credit loans are 200 basis points higher than a corresponding loan under either the U.S. or Canadian tranche A revolving credit facilities, as applicable. In addition to paying interest on outstanding principal under the revolving credit facility, the Company is required to pay a commitment fee (i) in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the U.S. or Canadian tranche A revolving credit loans, as applicable, is less than or equal to 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the U.S. and Canadian tranche A revolving credit loans, as applicable, is greater than 50% as of the most recent fiscal quarter and (ii) in respect of the U.S. and Canadian tranche B revolving credit loans, payable quarterly in arrears, of 0.75%. After giving effect to the Amendment, the aggregate revolving credit commitments under the Revolving Credit Agreement were not increased.
Borrowing Base. Availability under the U.S. and Canadian facilities are subject to a borrowing base, which is based on eligible accounts receivable and inventory of certain of the Company's U.S. subsidiaries and eligible accounts receivable, inventory and, with respect to the Canadian tranche A revolving credit loans, equipment and real property, of certain of the Company's Canadian subsidiaries, after adjusting for customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that eligible accounts receivable, inventory, equipment and real property decline, the Company's borrowing base will decrease and the availability under the Revolving Credit Facility may decrease below $225.0 million. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. and Canadian facilities exceeds the borrowing base or the aggregate revolving credit commitments, the Company is required to prepay borrowings to eliminate the excess.
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and the direct parent of the Company, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries (“Canadian guarantors,” and together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
Security. The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a first-priority perfected security interest in substantially all of the present and future property and assets of the Company, including a first priority security interest in the capital stock of the Company and a second-priority security interest in the capital stock of each direct, material wholly-owned restricted subsidiary of the Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a first-priority perfected security interest in substantially all of the Company's Canadian assets, including a first priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties. The Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 12.5% of the sum of (x) the lesser of (A) the U.S tranche A defined borrowing base and (B) the U.S tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A defined borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.26:1.00 for the four consecutive fiscal quarter test period ended December 29, 2012. The Company has not triggered such fixed charge coverage ratio covenant for 2012 and does not expect to be required to test such covenant for 2013.
As of December 29, 2012, there was $78.2 million drawn under the Company's revolving credit commitment and $70.2 million available for additional borrowings. The per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the revolving credit commitment was 3.4% and 5.0%, respectively as of December 29, 2012. The

Company had letters of credit outstanding of $9.3 million as of December 29, 2012 primarily securing deductibles of various insurance policies.
13. INCOME TAXES
(Loss) income before income taxes is as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
U.S.	$(42,755)	$(202,200)	$(50,795)	$(98,441)
Canada	9,993	(21,023)	(5,667)	32,387
	$(32,762)	$(223,223)	$(56,462)	$(66,054)
Income tax expense (benefit) for the periods presented consists of (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Current:
Federal	$(107)	$1,462	$—	$(3,218)
State	328	844	92	477
Foreign	7,445	9,876	194	3,683
	7,666	12,182	286	942

Deferred:
Federal	(240)	(18,434)	10,036	452
State	(478)	(4,658)	66	(2,060)
Foreign	(1,343)	(9,524)	(1,835)	5,886
	(2,061)	(32,616)	8,267	4,278
Income tax expense (benefit)	$5,605	$(20,434)	$8,553	$5,220

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred income tax assets:
Medical benefits	$2,085	$2,135
Allowance for doubtful accounts	3,556	2,959
Pension and other postretirement plans	16,561	14,876
Inventory costs	1,111	1,166
Warranty costs	36,167	37,921
Net operating loss carryforwards	128,789	132,871
Foreign tax credit carryforwards	4,455	4,455
Accrued expenses and other	16,060	15,853
Total deferred income tax assets	208,784	212,236
Valuation allowance	(69,904)	(57,832)
Net deferred income tax assets	138,880	154,404
Deferred income tax liabilities:
Depreciation	22,325	26,314
Intangible assets	213,071	220,440
Tax liability on unremitted foreign earnings	—	4,693
Gain on debt extinguishment	22,321	23,385
Other	6,675	8,224
Total deferred income tax liabilities	264,392	283,056
Net deferred income tax liabilities	$(125,512)	$(128,652)
As of December 29, 2012, the Company has U.S. federal net operating loss (“NOL”) carryforwards of $327.5 million and foreign tax credit carryforwards of $4.5 million. The U.S. NOL carryforwards expire in years 2029 through 2032 and the foreign tax credit carryforward expires in year 2017. In addition, the Company has tax benefits related to state NOLs of $17.0 million, which expire in the years 2014 through 2031.
The Company has valuation allowances as of December 29, 2012 and December 31, 2011 of $69.9 million and $57.8 million, respectively, against its deferred tax assets. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. After reviewing all available positive and negative evidence as of December 29, 2012 and December 31, 2011, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets. The net valuation allowance provided against these U.S. net deferred tax assets during 2012 increased by $12.1 million. Of this amount, $10.7 million was recorded as an increase in the current year provision for income taxes with the remainder being reflected through other comprehensive income. The Company reviews its valuation allowance related to deferred tax assets and will reverse this valuation allowance, partially or totally, when, and if, appropriate under ASC 740.

The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal income tax benefit	(0.3)%	(2.3)%	(3.3)%	(4.4)%
Tax liability on remitted and unremitted foreign earnings	12.4%	0.2%	(4.2)%	36.8%
Goodwill impairment	—%	12.4%	—%	—%
Foreign rate differential	(2.8)%	0.7%	0.6%	(2.3)%
Valuation allowance	32.7%	10.7%	53.2%	9.0%
Foreign tax credit and withholding taxes	7.3%	1.8%	—%	—%
Non-deductible merger transaction costs	—%	—%	3.2%	3.3%
Other	2.8%	2.3%	0.6%	0.5%
Effective rate	17.1%	(9.2)%	15.1%	7.9%
It is the Company's intent to remit all earnings from its foreign subsidiary and as of December 29, 2012, the Company had repatriated all foreign earnings and a deferred tax liability is not necessary.
A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Unrecognized tax benefits, beginning of year	$7,860	$4,465	$2,775	$964
Gross increases for tax positions of prior years	707	3,594	—	—
Gross increases for tax positions of the current year	81	—	1,690	2,140
Gross decreases for tax positions of prior years	(142)	(177)	—	—
Settlements	(1,360)	(22)	—	(329)
Unrecognized tax benefits, end of year	$7,146	$7,860	$4,465	$2,775
As of December 29, 2012 and December 31, 2011, the Company recorded $0.1 million and $0.2 million, respectively, of accrued interest related to uncertain tax positions.
As of December 29, 2012, the Company is subject to U.S. federal income tax examinations for the tax years 2008 through 2011 and to non-U.S. income tax examinations for the tax years of 2005 through 2011. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2011. The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $1.2 million and $3.4 million as of December 29, 2012 and December 31, 2011, respectively. The Company is currently undergoing examinations of its U.S. federal, non-U.S. federal and certain state income tax returns. During 2012, the Company agreed to U.S. federal tax adjustments of $1.3 million related to the 2009 tax year. The final outcome of any other examinations are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity.
The Company and its U.S. subsidiaries are included in the consolidated income tax returns filed by AMH Investment Holdings Corp., its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. As of December 29, 2012 and December 31, 2011, there were no amounts due to or payable from AMH Investment Holdings Corp. related to the tax sharing agreement.

14. STOCK PLANS
On October 13, 2010, the Parent’s board of directors adopted the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (“2010 Plan”). The 2010 Plan is an incentive compensation plan that permits grants of equity-based compensation awards to employees, directors and consultants of the Parent and its subsidiaries. Awards under the 2010 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock awards and stock appreciation rights. The maximum number of shares reserved for the grant or settlement of awards under the 2010 Plan is 6,150,076 shares of Parent common stock, subject to adjustment in the event of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, or any extraordinary dividend or other similar corporate transaction. Any shares subject to awards which terminate or lapse without payment of consideration may be granted again under the 2010 Plan. In the event of a change in control, Parent’s compensation committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards.
Options granted under the 2010 Plan were awarded at exercise prices at or above the fair market value of such stock on the date of grant. Each option holder was granted awards with time-based vesting and performance-based vesting provisions. The time-based options vest with respect to 20% of the shares on each anniversary of grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined in the 2010 Plan. The performance-based options vest based on the achievement of Adjusted EBITDA targets as established by Parent's board of directors annually with respect to 20% of the shares per year over a five-year period, or if the target for a given year is not achieved, the option may vest if the applicable Adjusted EBITDA target is achieved in the next succeeding year. In addition, the performance-based options also provide that in the event of a change in control, that portion of the option that was scheduled to vest in the year in which the change in control occurs and in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering ("IPO") of Parent’s common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger receive a three times return on their initial cash investment in Parent. Each option award has a contractual life of ten years.
The stock underlying the options awarded under the 2010 Plan is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the right of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by Parent, which is only likely to occur upon a liquidity event, change in control or IPO.
Stock option activity during the year ended December 29, 2012 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term(years)
Options outstanding December 31, 2011	4,444,489	$11.94
Granted	1,192,839	10.15
Exercised	—	—
Forfeited	(1,125,658)	12.60
Options outstanding December 29, 2012	4,511,670	$11.30	8.6
Options exercisable December 29, 2012	985,658	$12.80	8.2
The fair value of the options granted during 2012, 2011 and 2010 was estimated at the date of the grant using the Black-Scholes model. The weighted average assumptions and fair value of the options were as follows:

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011
Dividend yield	—%	—%	—%
Annual risk-free rate	1.69%	1.92%	2.17%
Expected life of options (years)	8.27	8.57	8.37
Volatility	51.0%	54.8%	52.3%
Weighted average fair value of options granted per share	$1.74	$2.51	$3.88

The expected dividend yield is based on Parent’s historical and expected future dividend policy. The annual risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected lives of the awards are based on the contractual term, the vesting period and the expected lives used by a peer group with similar option terms. Due to the fact that the common shares of both the Parent and the Predecessor’s then indirect parent company have not and do not trade publicly, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards.
In September 2011, Parent’s board of directors modified certain performance-based and time-based options held by eligible participants to reduce the exercise price of such options. The number of options repriced was 2.4 million to 43 employees, with a weighted average exercise price prior to repricing of $19.25 and an average remaining contractual life of 9.3 years. The compensation cost relating to this repricing resulted in additional unrecognized non-cash expense of $1.3 million that may be recognized over the remaining life of the options subject to vesting conditions.
In June 2011, Parent’s board of directors modified certain outstanding performance-based options held by eligible participants to reduce the Adjusted EBITDA target of such options for the portion of the award vesting in 2011 and to defer the establishment of Adjusted EBITDA targets for subsequent tranches, which will be set at an amount equal to or greater than the Company’s budgeted Adjusted EBITDA as determined by Parent’s board of directors within 90 days of the commencement of each fiscal year. The number of options included in the modification was 0.5 million to 8 employees, with a weighted average exercise price of $10.00 and an average remaining contractual life of 9.3 years. There was no incremental compensation cost related to this modification.
All of the outstanding options issued pursuant to the Predecessor’s equity plans to acquire shares of the Company’s then direct and indirect parent companies’ common stock (except those options that were subject to vesting solely upon the achievement of certain internal rates of return in their investment in the Predecessor by our previous investors) became vested immediately prior to the Merger. Each vested option was redeemed for an amount of cash equal to the product of (1) the number of shares of common stock subject to each option as of the effective time of the Merger multiplied by (2) the excess, if any, of $133.95 over the exercise price per share of common stock subject to such option. Total cash paid to redeem outstanding options and warrants in connection with the Merger was $43.9 million, which was included in the Successor’s statement of cash flows as part of the acquisition in investing activities. The remaining unvested options under the Predecessor’s equity plans were cancelled in exchange for a nominal payment. In addition, immediately prior to the Merger, certain of the option awards were modified to eliminate provisions which caused variability in the number of shares underlying the options. In accordance with ASC 718, the Company determined the fair value of the options at the date of modification and recognized stock compensation expense for the amounts in excess of previously recorded amounts. The fair value of the modification, along with the fair value of an in-the-money stock option award granted to the Company’s Chief Executive Officer immediately prior to the Merger, totaled $38.0 million, which was recorded in the Predecessor’s results of operations during the fourth quarter of 2010.
Grants of restricted stock have been awarded to certain officers and board members under the 2010 Plan. The awards vest at various dates with vesting periods up to five years. The weighted average fair value of restricted share awards granted in 2012 and 2011 was $4.25 and $5.89, respectively, and was calculated using the estimated market value of the shares on the date of grant. No restricted stock grants were made in 2010. The following table summarizes the Company’s restricted stock award activity for the year ended December 29, 2012:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 31, 2011	24,000	$4.25
Granted	27,000	4.25
Vested	(24,000)	4.25
Forfeited	—	—
Nonvested at December 29, 2012	27,000	$4.25
As of December 29, 2012, there was $12.7 million of unrecognized compensation cost related to Parent’s stock based awards granted under the 2010 Plan and this cost is expected to be recognized at the time of a liquidity event, IPO or earlier exercise. Compensation cost of $0.1 million and $0.7 million was incurred related to Parent’s stock-based compensation plans recorded during 2012 and 2011, respectively, which was primarily included in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Loss. The Company did not receive any cash as a result of vesting and exercise of stock-based compensation awards for the year ended December 29, 2012.

15. RETIREMENT PLANS
The Company sponsors defined benefit pension plans which cover hourly workers at its West Salem, Ohio plant, and hourly union employees at its Woodbridge, New Jersey plant as well as a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (the “Domestic Plans”). The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”).
The Company also provides postretirement benefits other than pension ("OPEB plans") including health care or life insurance benefits to certain U.S. and Canadian retirees and in some cases, their spouses and dependents. The Company's postretirement benefit plans in the U.S. include an unfunded health care plan for hourly workers at the Company's former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. There are three other U.S. unfunded plans covering either life insurance or health care benefits for small frozen groups of retirees. The Company's foreign postretirement benefit plan provides life insurance benefits to active members at its Pointe Claire, Quebec plant and a closed group of Canadian salaried retirees. The actuarial valuation measurement date for the defined pension plans and postretirement benefits other than pension is December 31.
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions of up to 3.5% of eligible compensation in both the United States and Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were $2.4 million for the year ended December 29, 2012 and $1.8 million for the year ended December 31, 2011. The Company did not make any matching contributions for the successor period October 13, 2010 to January 1, 2011 or for the predecessor period January 3, 2010 to October 12, 2010.
The change in benefit obligation and plan assets for the Company’s defined benefit pension and OPEB plans are as follows (in thousands):

	December 29, 2012			December 31, 2011
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$68,462	$72,700	$6,245	$59,435	$67,119	$6,408
Service cost	752	2,421	13	620	2,575	11
Interest cost	3,056	3,925	233	3,095	3,782	272
Plan amendments	5	—	—	—	457	—
Actuarial loss	5,417	8,813	109	8,441	2,495	95
Participant contributions	—	329	7	—	349	8
Benefits paid	(3,469)	(4,269)	(589)	(3,129)	(2,322)	(582)
Retiree drug subsidy reimbursement	—	—	41	—	—	41
Effect of foreign exchange	—	1,775	8	—	(1,755)	(8)
Projected benefit obligation at end of period	74,223	85,694	6,067	68,462	72,700	6,245
Change in plan assets:
Fair value of assets at beginning of period	42,943	54,122	—	42,038	53,983	—
Actual return on plan assets	5,194	4,515	—	14	(2,445)	—
Employer contributions	3,254	5,950	582	4,020	5,837	574
Participant contributions	—	329	7	—	349	8
Benefits paid	(3,469)	(4,269)	(589)	(3,129)	(2,322)	(582)
Effect of foreign exchange	—	1,318	—	—	(1,280)	—
Fair value of assets at end of period	47,922	61,965	—	42,943	54,122	—
Funded status	$(26,301)	$(23,729)	$(6,067)	$(25,519)	$(18,578)	$(6,245)

Accumulated Benefit Obligation	$74,223	$78,413	$6,067	$68,462	$66,884	$6,245

The amounts recognized in consolidated balance sheets and other comprehensive income (loss) for the Company’s defined benefit pension and OPEB plans are as follows (in thousands):

	December 29, 2012			December 31, 2011
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Balance sheets:
Accrued liabilities	$—	$—	$(565)	$—	$—	$(580)
Other liabilities	(26,301)	(23,729)	(5,502)	(25,519)	(18,578)	(5,665)
Total recognized	$(26,301)	$(23,729)	$(6,067)	$(25,519)	$(18,578)	$(6,245)

Accumulated other comprehensive income (loss):
Net actuarial loss (gain)	$9,331	$15,111	$99	$5,888	$7,116	$(10)
Net prior service cost	5	401	—	—	423	—
Total recognized	$9,336	$15,512	$99	$5,888	$7,539	$(10)
For the defined benefit pension plans, the estimated net actuarial loss (gain) to be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $0.7 million. Estimated amortization of prior service cost from accumulated other comprehensive loss for 2013 is nominal. For the OPEB plans, there is no net actuarial loss (gain) or prior service cost to be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year.
The components of net periodic benefit cost for the Company's pension benefit plans are as follows (in thousands):

	Year Ended December 29, 2012		Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010
	Successor						Predecessor
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Service cost	$752	$2,421	$620	$2,575	$165	$560	$567	$1,568
Interest cost	3,056	3,925	3,095	3,782	647	809	2,447	2,801
Expected return on assets	(3,224)	(3,726)	(3,380)	(3,947)	(688)	(836)	(2,364)	(2,695)
Amortization of prior service cost	—	21	—	21	—	—	23	35
Amortization of net actuarial loss (gain)	4	45	(12)	—	—	—	1,003	151
Net periodic benefit cost	$588	$2,686	$323	$2,431	$124	$533	$1,676	$1,860
The components of other comprehensive income (loss) for the Company's pension benefit plans are as follows (in thousands):

	Year Ended December 29, 2012		Year Ended December 31, 2011		October 13, 2010 to January 1, 2011		January 3, 2010 to October 12, 2010
	Successor						Predecessor
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net actuarial loss (gain)	$3,447	$8,040	$11,807	$8,627	$(5,930)	$(1,512)	$7,597	$7,983
Prior service cost	5	—	—	443	—	—	—	—
Amortization of prior service cost	—	(21)	—	(21)	—	—	(23)	(35)
Amortization of net actuarial (loss) gain	(4)	(45)	12	—	—	—	(1,003)	(151)
Total recognized	$3,448	$7,974	11,819	9,049	$(5,930)	$(1,512)	$6,571	$7,797

The components of net periodic benefit cost for the Company's OPEB Plans are as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Service cost	$13	$11	$3	$7
Interest cost	233	272	53	226
Amortization of prior service cost	—	—	—	6
Amortization of net actuarial loss (gain)	1	(3)	—	19
Net periodic benefit cost	$247	$280	$56	$258
The components of other comprehensive income (loss) for the Company's OPEB Plans are as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Net actuarial loss (gain)	$109	$96	(109)	$344
Amortization of prior service cost	—	—	—	(6)
Amortization of net actuarial (loss) gain	(1)	3	—	(19)
Total recognized	$108	$99	$(109)	$319
The weighted average assumptions used to determine projected benefit obligation for the Company's pension and OPEB plans are:

	December 29, 2012	December 31, 2011
Discount rate:
Domestic plans	3.97%	4.54%
Foreign plans	4.48%	5.17%
OPEB plans	3.43%	4.10%
Compensation increases:
Domestic plans	—%	—%
Foreign plans	3.50%	3.50%
The weighted average assumptions used to determine projected net periodic benefit cost for the Company's pension and OPEB plans are:

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Discount rate:
Domestic plans	4.54%	5.31%	4.70%	5.77%
Foreign plans	5.17%	5.40%	5.30%	6.25%
OPEB plans	4.10%	4.75%	4.12%	5.21%
Long-term rate of return on assets:
Domestic plans	7.50%	8.00%	8.00%	8.00%
Foreign plans	6.50%	7.00%	7.00%	7.00%
Compensation increases:
Domestic plans	—%	—%	—%	3.75%
Foreign plans	3.50%	3.50%	3.50%	3.50%

The following table presents health care cost trend rates used to determine net periodic benefit cost for the Company's OPEB plans, as well as information regarding the ultimate cost trend and the year in which their ultimate rate is reached:

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Assumed health care cost trend rate medical claims	7.5%	8.0%	8.0%	8.5%
Ultimate health care cost trend	5.0%	5.0%	5.0%	5.0%
Ultimate year health care cost trend rate is achieved	2018	2018	2017	2017
A one-percentage-point increase (decrease) in the assumed health care cost-trend rates has the following effects on postretirement obligations at December 29, 2012 (in thousands):

	1% Increase	1% Decrease
Increase (decrease) in accumulated postretirement benefit obligation	$389	$(338)
Increase (decrease) in aggregate service and interest cost	14	(12)
The discounts rates used for the Company’s domestic plans were set on a plan by plan basis and reflect the market rate for high-quality fixed-income U.S. debt instruments that are rated AA or higher by a recognized ratings agency as of the annual measurement date. The discount rate is subject to change each year. In selecting the assumed discount rate, the Company considered current available rates of return expected to be available during the period to maturity of the pension and other postretirement benefit obligations. The discount rate for the Company’s foreign plans was selected on the same basis as described above for the domestic plans, except that the discount rate was evaluated using the spot rates generated by a Canadian corporate AA bond yield curve.
The Company’s financial objectives with respect to its pension plan assets are to provide growth, income from plan assets and benefits to its plan participants. The investment portfolio is designed to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis. The expected return on plan assets takes into consideration expected long-term inflation, historical returns and estimated future long-term returns based on capital market assumptions applied to the asset allocation strategy. The expected return on plan assets assumption considers asset returns over a full market cycle. Target allocations for the Domestic Plans are 60% equities, 35% fixed income and 5% cash and cash equivalents. For the Foreign Plans, target allocations are 60% equities and 40% fixed income.
The fair values of domestic pension plan assets as of December 29, 2012 by asset category are (in thousands):

	December 29, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	$30,297	$—	$—	$30,297
Mutual Funds	—	7,057	—	7,057
Government Securities	—	8,612	—	8,612
Money Funds	—	1,923	—	1,923
Cash	33	—	—	33
Total	$30,330	$17,592	$—	$47,922

The fair values of domestic pension plan assets as of December 31, 2011 by asset category are (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	$26,533	$—	$—	$26,533
Mutual Funds	—	6,529	—	6,529
Government Securities	—	7,698	—	7,698
Money Funds	—	2,141	—	2,141
Cash	42	—	—	42
Total	$26,575	$16,368	$—	$42,943
The fair values of foreign pension plan assets as of December 29, 2012 by asset category are (in thousands):

	December 29, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled Funds	$—	$61,562	$—	$61,562
Cash	403	—	—	403
Total	$403	$61,562	$—	$61,965
The fair values of foreign pension plan assets as of December 31, 2011 by asset category are (in thousands):

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled Funds	$—	$54,106	$—	$54,106
Cash	16	—	—	16
Total	$16	$54,106	$—	$54,122
Equity Securities: Equity securities classified as Level 1 investments primarily include common stock of large, medium and small sized corporations and international equities. These investments are comprised of securities listed on an exchange, market or automated quotation system for which quotations are readily available. The valuation of these securities was determined based on the closing price reported on the active market on which the individual securities were traded.
Mutual Funds and Government Securities: Mutual funds and government securities classified as Level 2 investments primarily include government debt securities and bonds. The valuation of investments classified as Level 2 was determined using a market approach based upon quoted prices for similar assets and liabilities in active markets based on pricing models which incorporate information from market sources and observed market movements.
Money Funds: Money funds classified as Level 2 investments seek to maintain the net asset value (“NAV”) per share at $1.00. Money funds are valued under the amortized cost method which approximates current market value. Under this method, the securities are valued at cost when purchased and thereafter, a constant proportionate amortization of any discount or premium is recorded until the maturity of the security.
Pooled Funds: Pooled funds held by the Company’s foreign plans classified as Level 2 investments are reported at their NAV. These pooled funds use the close or last trade price as fair value of the investments to determine the daily transactional NAV for purchases and redemptions by its unit holders as determined by the fund’s trustee based on the underlying securities in the fund.

Estimated future benefit payments are as follows (in thousands):

	Pension Plans		OPEB Plans
	Domestic Plans	Foreign Plans	Gross	Medicare Prescription Drug Subsidy
2013	$3,182	$3,168	$565	$(35)
2014	3,283	3,254	560	(35)
2015	3,446	3,696	531	(35)
2016	3,568	3,876	497	(33)
2017	3,698	3,773	462	(33)
2018 — 2022	20,927	21,069	1,902	(150)
The Company expects to make $3.0 million, $8.6 million and $0.6 million in contributions to the Domestic Plans, Foreign Plans and OPEB Plans, respectively, in 2013. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
Actuarial valuations require significant estimates and assumptions made by management, primarily the funding interest rate, discount rate and expected long-term return on plan assets. These assumptions are all susceptible to changes in market conditions. The funding interest rate and discount rate are based on representative bond yield curves maintained and monitored by an independent third party. In determining the expected long-term rate of return on plan assets, the Company considers historical market and portfolio rates of return, asset allocations and expectations of future rates of return.
16. LEASE COMMITMENTS
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2013	$36,526
2014	30,601
2015	20,775
2016	14,432
2017	10,962
Thereafter	18,319
Total future minimum lease payments	$131,615
Lease expense was $40.1 million for the year ended December 29, 2012, $40.8 million for the year ended December 31, 2011, $8.3 million for the successor period October 13, 2010 to January 1, 2011 and $30.5 million for the predecessor period January 3, 2010 to October 12, 2010. The Company’s facility lease agreements typically contain renewal options.
During the second quarter ended July 2, 2011, the Company purchased previously leased equipment via a buy-out option and paid the lessor the present value of the remaining lease payments, the residual value and sales and personal property taxes. As a result, the Company recorded a charge of $0.8 million within selling, general and administrative expenses for the year ended December 31, 2011. The charge represents the excess of cash paid over the estimated fair values of the purchased equipment. The estimated fair values of the purchased equipment have been recorded within property, plant and equipment and are depreciated over their estimated remaining useful lives.

17. COMMITMENTS AND CONTINGENCIES
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company's wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $228,000 standby letter of credit provided to the NJDEP. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
Product Liability Claims
On September 20, 2010, the Company and Gentek were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al (the “Eliason complaint”). The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by the Company and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that the Company and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. Since such time that the Eliason complaint was filed, seven additional putative class actions have been filed.
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
The Court also conducted a case management conference on September 5, 2012. At that conference, the Court deferred setting most case deadlines to permit the parties to attempt to resolve the case by mediation. A non-binding mediation was held on November 13, 2012. Subsequent to the mediation, on February 13, 2013, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. A preliminary approval hearing was held by the Court on March 4, 2013, and the Settlement was preliminarily approved by the Court on March 5, 2013. The Settlement remains subject to final approval by the Court.
The Settlement provides for the certification of a class for settlement purposes only of commercial and residential property owners who purchased steel siding manufactured and warranted by the Company during the period January 1, 1991 to the date on which notice of the proposed Settlement is first sent to settlement class members and whose siding allegedly experienced “Steel Peel,” which is characterized for the purposes of settlement by the separation of any layer of the finish on the steel siding from the steel siding itself. Subject to the terms and conditions of the Settlement, the Company has agreed that (1) the first time an eligible settlement class member submits a valid Steel Peel warranty claim for siding, the Company will, at its option, repair or replace the siding or, at such class member's option, make a cash settlement payment to such class member equal to the cost to the Company of the repair or replacement option selected by the Company; (2) the second time such class member submits a valid Steel Peel warranty claim for the same siding, the same options will be available; and (3) the third time such a claim is submitted, such class member may elect to have the Company either refinish or replace the siding or may elect to receive a one-time $8,000 payment. If the $8,000 payment option is chosen, the Company will have no further obligation to such class member in connection with the warranty.
Under the Settlement, the Company has agreed to pay the sum of $2.5 million to compensate class counsel for attorneys' fees and litigation expenses incurred and to be incurred in connection with the lawsuit. The Company will also pay the costs associated with executing the notice provisions of the Settlement, which are estimated to be approximately $0.6 million. The Company expects to incur additional warranty costs associated with the Settlement; however, the Company does not believe the incremental costs, which currently cannot be estimated for recognition purposes, will be material.
The Settlement does not constitute an admission of liability, culpability, negligence or wrongdoing on the part of the Company, and the Company believes it has valid defenses to the claims asserted. Upon final approval by the court, the Settlement will release all claims that were or could have been asserted against the Company in the lawsuit or that relate to any aspect of the subject matter of the lawsuit.
Other environmental claims and product liability claims are administered by the Company in the ordinary course of business, and the Company maintains pollution and remediation and product liability insurance covering certain types of claims. Although it is difficult to estimate the Company's potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.
18. BUSINESS SEGMENTS
The Company is in the single business of manufacturing and distributing exterior residential building products. The following table sets forth a summary of net sales by principal product offering (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Vinyl windows	$357,267	$362,570	$118,778	$316,102
Vinyl siding products	227,374	224,388	41,504	181,904
Metal products	174,111	178,398	35,226	147,321
Third-party manufactured products	302,966	320,852	55,511	196,587
Other products and services	80,803	73,307	18,230	56,024
	$1,142,521	$1,159,515	$269,249	$897,938
The Company operates principally in the United States and Canada. Net sales and long-lived assets by country were determined based on the location of the selling subsidiary as follows (in thousands):

	Year Ended December 29, 2012	Year Ended December 31, 2011	October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
	Successor			Predecessor
Net Sales:
United States	$904,791	$911,854	$220,937	$688,129
Canada	237,730	247,661	48,312	209,809
	$1,142,521	$1,159,515	$269,249	$897,938

	December 29, 2012	December 31, 2011
Long-lived Assets:
United States	$69,183	$83,417
Canada	39,269	43,176
	$108,452	$126,593

19. SUBSIDIARY GUARANTORS
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2012 (Successor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,320	$—	$—	$2,274	$—	$9,594
Accounts receivable, net	91,556	—	9,179	20,652	—	121,387
Intercompany receivables	371,236	—	56,097	1,794	(429,127)	—
Inventories	83,523	—	7,359	27,083	—	117,965
Income taxes receivable	—	—	—	2,690	—	2,690
Deferred income taxes	5,317	—	3,417	—	—	8,734
Prepaid expenses	5,025	—	784	2,962	—	8,771
Total current assets	563,977	—	76,836	57,455	(429,127)	269,141
Property, plant and equipment, net	67,236	—	1,947	39,269	—	108,452
Goodwill	300,641	—	24,650	157,322	—	482,613
Other intangible assets, net	399,650	—	45,104	154,890	—	599,644
Investment in subsidiaries	(38,564)	—	(127,136)	—	165,700	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	20,207	—	171	2,056	—	22,434
Total assets	$1,313,147	$730,000	$21,572	$410,992	$(993,427)	$1,482,284

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$54,003	$—	$4,826	$15,482	$—	$74,311
Intercompany payables	1,794	—	—	427,333	(429,127)	—
Accrued liabilities	55,599	—	10,173	9,525	—	75,297
Deferred income taxes	—	—	—	3,469	—	3,469
Income taxes payable	1,495	—	3,053	1,149	—	5,697
Total current liabilities	112,891	—	18,052	456,958	(429,127)	158,774
Deferred income taxes	76,968	—	17,633	36,176	—	130,777
Other liabilities	92,733	—	24,451	36,289	—	153,473
Long-term debt	799,500	730,000	—	8,705	(730,000)	808,205
Member’s equity	231,055	—	(38,564)	(127,136)	165,700	231,055
Total liabilities and member’s equity	$1,313,147	$730,000	$21,572	$410,992	$(993,427)	$1,482,284

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 29, 2012 (Successor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$861,092	$—	$169,610	$279,464	$(167,645)	$1,142,521
Cost of sales	649,672	—	155,262	222,328	(167,645)	859,617
Gross profit	211,420	—	14,348	57,136	—	282,904
Selling, general and administrative expenses	184,840	—	9,922	45,265	—	240,027
Income from operations	26,580	—	4,426	11,871	—	42,877
Interest expense, net	73,761	—	—	1,759	—	75,520
Foreign currency loss	—	—	—	119	—	119
(Loss) income before income taxes	(47,181)	—	4,426	9,993	—	(32,762)
Income tax (benefit) expense	(9,828)	—	12,120	3,313	—	5,605
(Loss) income before equity (loss) income from subsidiaries	(37,353)	—	(7,694)	6,680	—	(38,367)
Equity (loss) income from subsidiaries	(1,014)	—	6,680	—	(5,666)	—
Net (loss) income	$(38,367)	$—	$(1,014)	$6,680	$(5,666)	$(38,367)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(9,446)	—	(6,481)	(5,909)	12,390	(9,446)
Foreign currency translation adjustments, net of tax	8,228	—	8,228	8,228	(16,456)	8,228
Total comprehensive (loss) income	$(39,585)	$—	$733	$8,999	$(9,732)	$(39,585)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 29, 2012 (Successor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(7,641)	$—	$2,724	$4,328	$(589)
Investing Activities
Capital expenditures	(4,335)	—	(68)	(968)	(5,371)
Proceeds from the sale of assets	90	—	1	3	94
Net cash used in investing activities	(4,245)	—	(67)	(965)	(5,277)
Financing Activities
Borrowings under ABL facilities	116,100	—	—	92,371	208,471
Payments under ABL facilities	(117,600)	—	—	(86,571)	(204,171)
Intercompany transactions	12,980	—	(58,446)	45,466	—
Dividends paid	—	—	55,789	(55,789)	—
Equity contribution	80	—	—	—	80
Financing costs	(209)	—	—	(16)	(225)
Net cash provided by (used in) financing activities	11,351	—	(2,657)	(4,539)	4,155
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(69)	(69)
Net decrease in cash and cash equivalents	(535)	—	—	(1,245)	(1,780)
Cash and cash equivalents at beginning of period	7,855	—	—	3,519	11,374
Cash and cash equivalents at end of period	$7,320	$—	$—	$2,274	$9,594

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 31, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$865,247	$—	$159,846	$291,588	$(157,166)	$1,159,515
Cost of sales	674,764	—	153,540	223,195	(157,166)	894,333
Gross profit	190,483	—	6,306	68,393	—	265,182
Selling, general and administrative expenses	197,357	—	5,877	44,044	—	247,278
Impairment of goodwill	52,791	—	5,293	26,169	—	84,253
Impairment of other intangible assets	56,900	—	6,153	16,841	—	79,894
Transaction costs	513	—	—	72	—	585
Manufacturing restructuring costs	228	—	—	—	—	228
Loss from operations	(117,306)	—	(11,017)	(18,733)	—	(147,056)
Interest expense, net	73,877	—	—	1,852	—	75,729
Foreign currency loss	—	—	—	438	—	438
Loss before income taxes	(191,183)	—	(11,017)	(21,023)	—	(223,223)
Income tax (benefit) expense	(18,641)	—	(2,145)	352	—	(20,434)
Loss before equity (loss) income from subsidiaries	(172,542)	—	(8,872)	(21,375)	—	(202,789)
Equity (loss) income from subsidiaries	(30,247)	—	(21,375)	—	51,622	—
Net (loss) income	$(202,789)	$—	$(30,247)	$(21,375)	$51,622	$(202,789)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(18,640)	—	(8,723)	(6,719)	15,442	(18,640)
Foreign currency translation adjustments, net of tax	(7,374)	—	(7,374)	(7,374)	14,748	(7,374)
Total comprehensive (loss) income	$(228,803)	$—	$(46,344)	$(35,468)	$81,812	$(228,803)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 31, 2011 (Successor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(19,728)	$—	$(13,830)	$31,553	$(2,005)
Investing Activities
Supply center acquisition	(1,550)	—	—	—	(1,550)
Capital expenditures	(12,268)	—	(40)	(3,139)	(15,447)
Proceeds from sale of assets	494	—	—	—	494
Net cash used in investing activities	(13,324)	—	(40)	(3,139)	(16,503)
Financing Activities
Borrowings under ABL facilities	307,100	—	—	148,049	455,149
Payments under ABL facilities	(294,100)	—	—	(145,049)	(439,149)
Equity contribution from parent	300	—	—	—	300
Financing costs	(398)	—	—	—	(398)
Intercompany transactions	22,094	—	13,870	(35,964)	—
Net cash provided by (used in) financing activities	34,996	—	13,870	(32,964)	15,902
Effect of exchange rate changes on cash and cash equivalents	—	—	—	191	191
Net increase (decrease) in cash and cash equivalents	1,944	—	—	(4,359)	(2,415)
Cash and cash equivalents at beginning of year	5,911	—	—	7,878	13,789
Cash and cash equivalents at end of year	$7,855	$—	$—	$3,519	$11,374

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Period October 13, 2010 to January 1, 2011 (Successor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$210,944	$—	$30,795	$56,269	$(28,759)	$269,249
Cost of sales	170,252	—	30,133	51,111	(28,759)	222,737
Gross profit	40,692	—	662	5,158	—	46,512
Selling, general and administrative expense	43,206	—	555	9,782	—	53,543
Transaction costs	7,411	—	—	—	—	7,411
(Loss) income from operations	(9,925)	—	107	(4,624)	—	(14,442)
Interest expense, net	15,860	—	—	260	—	16,120
Loss on debt extinguishment	25,117	—	—	12	—	25,129
Foreign currency loss	—	—	—	771	—	771
(Loss) income before income taxes	(50,902)	—	107	(5,667)	—	(56,462)
Income tax expense (benefit)	12,477	—	(2,286)	(1,638)	—	8,553
(Loss) income before equity (loss) income from subsidiaries	(63,379)	—	2,393	(4,029)	—	(65,015)
Equity (loss) income from subsidiaries	(1,636)	—	(4,029)	—	5,665	—
Net (loss) income	$(65,015)	$—	$(1,636)	$(4,029)	$5,665	$(65,015)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	4,799	—	1,686	1,095	(2,781)	4,799
Foreign currency translation adjustments, net of tax	5,186	—	5,186	5,186	(10,372)	5,186
Total comprehensive (loss) income	$(55,030)	$—	$5,236	$2,252	$(7,488)	$(55,030)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period October 13, 2010 to January 1, 2011 (Successor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash used in operating activities	$(58,847)	$—	$(12,153)	$(1,141)	$(72,141)
Investing Activities
Acquisition, net of assumed debt	(557,591)	—	—	—	(557,591)
Capital expenditures	(3,973)	—	(18)	(1,169)	(5,160)
Net cash used in investing activities	(561,564)	—	(18)	(1,169)	(562,751)
Financing Activities
Borrowings under ABL facilities	138,500	—	—	18,980	157,480
Payments under ABL facilities	(80,500)	—	—	(18,980)	(99,480)
Issuance of senior notes	730,000	—	—	—	730,000
Repayment of Predecessor long-term debt, including redemption premiums and interest	(719,972)	—	—	—	(719,972)
Equity contribution	553,507	—	—	—	553,507
Financing costs	(39,211)	—	—	—	(39,211)
Dividends paid	—	—	44,500	(44,500)	—
Intercompany transactions	(16,774)	—	(32,046)	48,820	—
Net cash provided by financing activities	565,550	—	12,454	4,320	582,324
Effect of exchange rate changes on cash and cash equivalents	—	—	—	75	75
Net (decrease) increase in cash and cash equivalents	(54,861)	—	283	2,085	(52,493)
Cash and cash equivalents at beginning of period	60,772	—	(283)	5,793	66,282
Cash and cash equivalents at end of period	$5,911	$—	$—	$7,878	$13,789

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Period January 3, 2010 to October 12, 2010 (Predecessor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$648,331	$—	$130,099	$246,842	$(127,334)	$897,938
Cost of sales	477,674	—	124,682	183,487	(127,334)	658,509
Gross profit	170,657	—	5,417	63,355	—	239,429
Selling, general and administrative expense	127,453	—	2,602	29,393	—	159,448
Transaction costs	38,416	—	—	—	—	38,416
Transaction bonuses	26,231	—	—	—	—	26,231
Stock option compensation	38,014	—	—	—	—	38,014
(Loss) income from operations	(59,457)	—	2,815	33,962	—	(22,680)
Interest expense, net	58,104	—	1	654	—	58,759
(Gain) loss on debt extinguishment	(16,306)	—	—	1,105	—	(15,201)
Foreign currency gain	—	—	—	(184)	—	(184)
(Loss) income before income taxes	(101,255)	—	2,814	32,387	—	(66,054)
Income tax (benefit) expense	(30,068)	—	25,720	9,568	—	5,220
(Loss) income before equity (loss) income from subsidiaries	(71,187)	—	(22,906)	22,819	—	(71,274)
Equity (loss) income from subsidiaries	(87)	—	22,819	—	(22,732)	—
Net (loss) income	$(71,274)	$—	$(87)	$22,819	$(22,732)	$(71,274)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(12,663)	—	(6,714)	(5,918)	12,632	(12,663)
Foreign currency translation adjustments, net of tax	3,023	—	3,023	3,023	(6,046)	3,023
Total comprehensive (loss) income	(80,914)	—	(3,778)	19,924	(16,146)	(80,914)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period January 3, 2010 to October 12, 2010 (Predecessor)
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$1,946	$—	$(2,069)	$28,692	$28,569
Investing Activities
Capital expenditures	(7,869)	—	(55)	(2,378)	(10,302)
Other	385	—	—	(385)	—
Net cash used in investing activities	(7,484)	—	(55)	(2,763)	(10,302)
Financing Activities
Borrowings under ABL facilities	128,500	—	—	15,000	143,500
Payments under ABL facilities	(138,500)	—	—	(15,000)	(153,500)
Excess tax benefit from redemption of options	1,817	—	—	—	1,817
Dividends paid	—	—	20,000	(20,000)	—
Financing costs	(223)	—	—	—	(223)
Intercompany transactions	68,799	—	(18,241)	(50,558)	—
Net cash provided by (used in) financing activities	60,393	—	1,759	(70,558)	(8,406)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	516	516
Net increase (decrease) in cash and cash equivalents	54,855	—	(365)	(44,113)	10,377
Cash and cash equivalents at beginning of period	5,917	—	82	49,906	55,905
Cash and cash equivalents at end of period	$60,772	$—	$(283)	$5,793	$66,282

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES [Pending]
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on this assessment and subject to the limitations described above, management, including our Chief Executive Officer and Chief Financial Officer, has determined that our internal control over financial reporting was effective as of December 29, 2012.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the year ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about Parent’s and our directors and executive officers as of March 21, 2013:

Name	Age	Position(s)
Jerry W. Burris	49	President, Chief Executive Officer and Director
Paul Morrisroe	49	Senior Vice President, Chief Financial Officer and Secretary
Robert C. Gaydos	49	Senior Vice President, Operations
James T. Kenyon	55	Senior Vice President and Chief Human Resources Officer
David S. Nagle	48	President, AMI Distribution
Brad S. Beard	46	Senior Vice President, New Business Development and National Sales
David L. King	54	Senior Vice President of Direct Sales
Erik D. Ragatz	40	Director, Chairman of the Board of Directors and Compensation Committee
Charles A. Carroll	63	Director
Dana R. Snyder	66	Director
Robert B. Henske	51	Director
Adam B. Durrett	32	Director, Chairman of the Audit Committee
Through its indirect ownership of our membership interest, Parent’s board of directors controls the actions taken by us. Parent’s and our directors are elected on an annual basis. All of the officers serve at the discretion of Parent’s board of directors. Set forth below is a brief description of the business experience of the directors and executive officers.
Jerry W. Burris, Age 49. Mr. Burris has been our President and Chief Executive Officer since September 12, 2011. Before joining us, Mr. Burris served as President of Precision Components at Barnes Group Inc. from October 2008 to May 2011 and President of Barnes Industrial from July 2006 to September 2008. Previously, Mr. Burris served in various management roles at General Electric Corporation, including as President and Chief Executive Officer of Advanced Materials Quartz & Ceramics in 2006 and General Manager of Global Services for GE Healthcare from 2003 to 2006. Since 2007, Mr. Burris has also served on the board of directors of Pentair, Inc., a global diversified manufacturing company. Mr. Burris’ over 20 years of experience in management and executive positions at manufacturing and logistical services companies provides the Board of Directors with valuable insight regarding strategic decisions and our overall direction. Mr. Burris’ detailed knowledge of our operations, finances, strategies and industry qualify him to serve as our President and Chief Executive Officer and as a member of the Board of Directors.
Paul Morrisroe, Age 49. Mr. Morrisroe has been our Senior Vice President, Chief Financial Officer and Secretary since February 27, 2012. Before joining us, Mr. Morrisroe served in various management positions within Barnes Group Inc., including as Vice President of Finance, Precision Components from April 2011 to February 2012, Vice President, Internal Audit from February 2009 to March 2011, Barnes Industrial Group Controller from 2005 to 2008, Barnes Aerospace Group Controller from 2000 to 2004 and Director of Accounting and Planning from 1997 to 2000.
James T. Kenyon, Age 55. Mr. Kenyon has been our Senior Vice President and Chief Human Resources Officer since June 4, 2012. Before joining us, Mr. Kenyon served as the Vice President, Human Resources at Rexnord Corporation's Water Management Platform from 2010 through 2012. Mr. Kenyon also served as Vice President Human Resources for OM Group from 2008 to 2009. Mr. Kenyon held various roles with Danaher Corporation from 1996 to 2007 including Vice-President Human Resources for its Hand Tool Platform.
Robert C. Gaydos, Age 49. Mr. Gaydos has been our Senior Vice President, Operations since August 1, 2011. Before joining us, Mr. Gaydos served as Senior Vice President, Global Operations — Orthopaedics Division and CT/Biologics Division from August 2008 to July 2011 and Vice President, Global Operations — Reconstructive Division from September 2004 to August 2008 of Smith & Nephew, Inc., a global medical technology business.
David S. Nagle, Age 48. Mr. Nagle has been our President, AMI Distribution since February 20, 2012. Before joining us, Mr. Nagle was Corporate Vice President, Business Performance at J.D. Irving Limited of the Irving Group of Companies from January 2010 through December 2011. Mr. Nagle held several positions within Barnes Group Inc. from 2004 to 2010 including President, Barnes Distribution North America from 2007 to 2010, Vice President/General Manager, Associated Spring Raymond from 2006 to 2007 and Vice President, Operations, Barnes Distribution from 2004 to 2006. Prior to working for Barnes Group Inc., Mr. Nagle held various positions within General Electric Corp. from 1985 to 2004.

Brad S. Beard, Age 46. Mr. Beard was named Senior Vice President, New Business Development and National Sales on February 20, 2012 after serving as our Vice President of AMI Distribution since December 2010. Mr. Beard joined our Company in 2002 and has held various positions within the distribution business, most recently as Regional Vice President.
David L. King, Age 54. Mr. King was named Senior Vice President of Direct Sales on February 15, 2013. Mr. King has been with our Company for 16 years, most recently as our Senior Vice President, AMI Sales since 2008. Prior to 2008, Mr. King served as our Vice President, National Credit manager.
Erik D. Ragatz, Age 40. Mr. Ragatz has been a director and the Chairman of the Board of Directors since October 2010. Mr. Ragatz is a Managing Director at Hellman & Friedman LLC. Before joining Hellman & Friedman LLC in 2001, Mr. Ragatz was a vice-president with Pacific Equity Partners in Sydney, Australia and an associate with Bain Capital in Boston, Massachusetts. Mr. Ragatz also worked as a management consultant for Bain & Company in San Francisco, California. Mr. Ragatz previously serves as Chairman of the board of directors of Goodman Global Group, Inc. Mr. Ragatz was a member of the boards of directors of Texus Genco, LLC, Sheridan Holdings, Inc. and LPL Investment Holdings, Inc. As a member of the Board of Directors, Mr. Ragatz contributes his financial and capital markets expertise and draws on his years of experience with Hellman & Friedman LLC. Mr. Ragatz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on the boards of directors of Hellman & Friedman LLC’s portfolio companies.
Charles A. Carroll, Age 63. Mr. Carroll has been a director since October 2010. Mr. Carroll served as President and Chief Executive Officer of Goodman Global, Inc. from September 2001 to April 2008. Before joining Goodman Global, Inc., Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer and was a member of the board of directors. Mr. Carroll was previously a member of the board of directors of Goodman Global Group, Inc. Mr. Carroll contributes his knowledge of the building products industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations, which make him well-qualified to serve as a member of the Board of Directors.
Dana R. Snyder, Age 66. Mr. Snyder has been a director since November 2010. From December 2004 to October 2010, Mr. Snyder served as a director of AMH Holdings II, Inc. Mr. Snyder also served as our Interim Chief Executive Officer from June 2011 through September 2011 and our Interim President and Chief Executive Officer from July 2006 through September 2006. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation and served on the board of directors of Werner Ladder from 2004 to 2007. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions, adds value and extensive knowledge regarding our industry and evaluation of certain strategic alternatives. In addition, he has experience evaluating the financial and operational performance of companies within the building products industry. Mr. Snyder’s service as our Interim President and Chief Executive Officer and Interim Chief Executive Officer gave him an understanding of the financial and business issues relevant to us and make him well-qualified to serve as a member of the Board of Directors.
Robert B. Henske, Age 51. Mr. Henske has been a director since October 2010. Mr. Henske has served as a Managing Director at Hellman & Friedman LLC since July 2007. From May 2005 until July 2007, he served as Senior Vice President and General Manager of the Consumer Tax Group of Intuit Inc. He was Intuit’s Chief Financial Officer from January 2003 to September 2005. Before joining Intuit, he served as Senior Vice President and Chief Financial Officer of Synopsys, Inc. from May 2000 until January 2003. From January 1997 to May 2000, Mr. Henske was a Partner at Oak Hill Capital Management, a Robert M. Bass Group private equity investment firm. Mr. Henske is Chairman of the boards of directors of Ellucian and OpenLink Fianncial and also serves on the board of directors of VeriFone Systems, Inc. Mr. Henske was previously a member of the boards of directors of Activant Solutions, Inc., IRIS Software Group Limited, SSP Holdings plc., Goodman Global Group, Inc., Williams Scotsman, Inc., Grove Worldwide L.L.C., Reliant Building Products, Inc. and American Savings Bank. As a member of the Board of Directors, Mr. Henske contributes his financial and capital markets expertise and draw on his years of experience as a private equity investor and corporate executive. Mr. Henske also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on various boards of directors.
Adam B. Durrett, Age 32. Mr. Durrett has been a director since October 2010. Mr. Durrett is a Director at Hellman & Friedman LLC. Before joining Hellman & Friedman LLC in 2005, Mr. Durrett worked in the Media and Telecommunications Mergers and Acquisitions Department of Morgan Stanley & Co. in New York from 2003 to 2005. In addition, Mr. Durrett was a member of the Grosvenor Capital Management LP Advisory Board during 2011. As a member of the Board of Directors, Mr. Durrett contributes his financial expertise and draws on his years of experience with Hellman & Friedman LLC and in other financial positions.

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
We believe that Holdings seeks to ensure that our Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure. In that regard, we believe that Holdings considers all factors it deems appropriate, including the information discussed in each director’s biographical information set forth above and, in particular, with regard to Messrs. Ragatz, Henske, and Durrett, their significant experience, expertise and background with regard to financial matters.
Parent’s board of directors currently has two standing committees, the Audit Committee and the Compensation Committee.

Audit Committee
The members of Parent’s Audit Committee are appointed by Parent’s board of directors. The Audit Committee currently consists of Messrs. Ragatz, Henske, and Durrett, who were appointed to the Audit Committee in 2010. Mr. Durrett serves as the chairman of the Audit Committee. Mr. Henske is considered an "audit committee financial expert" under the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee are independent. Since Parent does not have a class of securities listed on any national securities exchange, Parent is not required to maintain an audit committee comprised entirely of “independent” directors under the heightened independence standards. The members of Parent’s Audit Committee do not qualify as independent under the heightened independence standards. Parent believes the experience and education of the directors on its Audit Committee qualify them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, its internal controls and procedures for financial reporting and its compliance with applicable provisions of the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the Audit Committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.

Compensation Committee
The Compensation Committee currently consists of four directors, Messrs. Ragatz, Henske, Carroll and Snyder.
Section 16(a) Beneficial Ownership Reporting Compliance
As the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act, none of its directors, officers or stockholders are subject to the reporting requirements of Section 16(a) of the Exchange Act.

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
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
For the fiscal year ended December 29, 2012, our named executive officers and their respective titles were as follows:

Name	Title(s)
Jerry W. Burris	President, Chief Executive Officer and Director
Paul Morrisroe	Senior Vice President, Chief Financial Officer and Secretary
Robert C. Gaydos	Senior Vice President, Operations
David S. Nagle	President, AMI Distribution
Brad S. Beard	Senior Vice President, New Business Development and National Sales
Stephen E. Graham	Former Senior Vice President—Chief Financial Officer and Secretary
John F. Haumesser	Former Senior Vice President of Human Resources
Objectives of Our Executive Compensation Program
The goals of our executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value. For purposes of this discussion, the term “executive” refers to our named executive officers.
Our primary key performance indicator is Adjusted EBITDA. We and our shareholders utilize Adjusted EBITDA as the primary measure of our financial performance. Accordingly, our compensation programs are designed to reward executives for driving growth of our Adjusted EBITDA, which we believe corresponds to the enhancement of equity value. Adjusted EBITDA as presented elsewhere in this report for the year ended December 29, 2012 (the “2012 fiscal year”) has the same meaning as the defined term “EBITDA” as used in the employment agreements for our executives. However, “EBITDA,” as used in such employment agreements, as compared to Adjusted EBITDA presented elsewhere in this report, does not include the run-rate cost savings add-back allowable under the indenture. In addition, EBITDA, as used in employment agreements, may be subject to additional adjustments as made in good faith by our Board of Directors for non-recurring or unusual transactions such as acquisitions or dispositions of assets outside the ordinary course of business. For purposes of the following discussion and the executive compensation disclosures within this Compensation Discussion and Analysis section, EBITDA has the meaning as defined in such employment agreements (i.e., Adjusted EBITDA excluding run-rate cost savings and subject to adjustment by our Board of Directors as described above).
A secondary performance indicator is other operating metrics, which is established by the Compensation Committee of the Board of Directors of the Company, in mutual agreement with our Chief Executive Officer ("CEO") within the first 90 days of each such fiscal year.
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
Collectively, these elements of an executive’s total compensation are designed to reward and influence the executive’s individual performance and our short-term and long-term performance. Base salaries and annual incentive bonuses are designed to reward executives for their performance and our short-term performance. Bonus awards typically include sign-on bonuses or incentives to attract executives, or awards to executives paid at the discretion of our Board of Directors. We believe that providing equity-based compensation and other long-term incentive compensation ensures that our executives have a continuing stake in our long-term success and have incentives to increase our equity value. Severance benefits are commonplace in executive positions, and we believe that offering such benefits is necessary to remain competitive in the marketplace. Total compensation for each executive is reviewed annually by the Compensation Committee of our Board of Directors (the “Committee”) to ensure that the proportions of the executive’s short-term incentives and long-term incentives are properly balanced.
Setting Executive Compensation
The Committee reviews all employment agreements and recommends changes to compensation for our top management group, including the executives, which are forwarded to our Board of Directors for approval. Our Human Resources Department compiles data regarding compensation paid by other companies for use in the determination of annual salary increases, as well as for use in the review of the overall compensation structure for executives. For the named executive officers, our Senior Vice President and Chief Human Resources Officer ("CHRO") and our CEO review data developed by a compensation consultant who annually conducts an analysis of peer companies for similar positions in conjunction with assessing each executive's performance for the year and prepare recommendations to the Committee with respect to proposed annual increases for the executives, excluding themselves. The Committee reviews these assessments and recommendations, and either approves these recommendations or adjusts and approves the annual increases for these executives. Our CHRO provides the Committee with data provided by the compensation consultant related to comparable CEO compensation; however, the Committee develops its own assessment of the performance of our CEO and, if deemed appropriate, recommends an annual base salary increase. The following further discusses each component of executive compensation.
Base Salary
Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary based upon the executive’s individual contributions and performance during the prior year. The base salaries of recently hired executives were determined as a result of negotiations with each such executive in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive salary would be for each such executive’s position. None of the named executive officers received a base salary increase in the 2012 fiscal year.
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
In connection with the commencement of employment of each of Mr. Morrisroe and Mr. Nagle with us, each received a one-time signing bonus of $125,000 and $26,000, respectively.
Annual Incentive Bonus
Each year, the Board of Directors establishes EBITDA performance goals, including threshold, target, and maximum performance goals. The EBITDA performance goals are established by the Board of Directors, giving consideration to our prior year performance, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA performance goals are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of us and our shareholders and to tie their interest to meeting and exceeding our established financial goals. Failure to achieve the internal EBITDA performance goals is not necessarily an indication of our financial performance or our financial condition. If the EBITDA results for the period in question are between either the threshold and target performance goals or target and maximum performance goals, linear interpolation is used to calculate the incentive bonus payout. As described above under the heading, “—Objectives of Our Executive Compensation Program”, EBITDA excludes the adjustment for run-rate cost savings and may be adjusted by the Board of Directors, at its discretion, for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report.

Each year, an applicable other operating metrics is established by the Compensation Committee of the Board of Directors of the Company, in mutual agreement with our Chief Executive Officer ("CEO") within the first 90 days of each such fiscal year.
For the 2013 fiscal year, the annual incentive bonus payable to each of our named executive officers will be determined as a percentage of their base salaries based on the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives specific to fiscal year 2013 as established by the Board of Directors. We believe that the performance goals established under the annual incentive bonus plan for the compensation cycle that is currently in effect represent confidential financial information, the disclosure of which could cause us competitive harm. Accordingly, it is our practice not to include such information in our public filings until the completion of the relevant compensation cycle.
For the 2012 fiscal year, the executives’ annual incentive bonuses were determined as a percentage of their base salaries based on the achievement of defined EBITDA performance goals, which the Board of Directors established in April 2012. The threshold, target and maximum EBITDA performance goals for the 2012 fiscal year were $95 million, $105 million and $126 million, respectively.
EBITDA (as defined above under the heading, “—Objectives of Our Executive Compensation Program”) for the entire fiscal year ended December 29, 2012 was $96.4 million calculated on the same basis as Adjusted EBITDA for the 2012 fiscal year excluding run-rate cost savings of $10.7 million, (as presented under the caption “Results of Operations” and elsewhere in this report), in accordance with the Board of Directors’ discretion in permitting adjustments for non-recurring or unusual transactions related to the Merger and as permitted under our new debt instruments.
For the 2012 fiscal year, the threshold, target and maximum bonuses that could have been earned by each of our named executive officers (expressed as a percentage of base salary and based on the bonus they could have earned for the full year) are set forth below:

	2012 Annual Incentive Bonus Payout Percentage (1)
Name	Threshold	Target	Maximum
Jerry W. Burris	33%	100%	260%
Paul Morrisroe	20%	60%	156%
Robert C. Gaydos	20%	60%	156%
David S. Nagle	20%	60%	156%
Brad S. Beard	20%	60%	156%

(1)	Messrs. Graham’s and Haumesser's employment with our Company terminated in 2012, and as a result, they forego all future annual incentive bonus payments and are excluded from the table.
Equity-Based Compensation
The Committee awards equity-based compensation, generally consisting of stock options, to executives based on the expected role of the executive in increasing equity value. Typically equity-based awards will be granted upon hiring or promotion of the executive; however, equity-based awards may be granted at any time at the discretion of the Committee.
In connection with the commencement of employment of each of Mr. Morrisroe and Mr. Nagle with us, Parent granted each an option to purchase 320,000 shares of Parent common stock subject to time-based vesting and 80,000 shares subject to performance-based vesting pursuant to the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (the “2010 Plan”). The number of shares subject to each stock option award was determined based on grants to similarly situated executives, the result of negotiations with each of Mr. Morrisroe and Mr. Nagle in connection with their commencement of employment with us and the Committee's subjective judgment (based on the experience of its members) as to what a competitive initial option grant would be for each based on their applicable positions with us.
The time-based options vest with respect to 20% of the shares on each anniversary of grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined in the 2010 Plan. The performance-based options vest based on the achievement of Adjusted EBITDA targets as established by the Board of Directors annually with respect to 20% of the shares per year over a five-year period, or if the target for a given year is not achieved, the option may vest if the applicable Adjusted EBITDA target is achieved in the next succeeding year. In addition, the performance-based options also provide that in the event of a change in control, that portion of the option that was scheduled to vest in the year in which the change in control occurs and in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering ("IPO") of Parent’s common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger receive a three times return on their initial cash investment in Parent. All of the performance-based vesting options and a portion of the time-based vesting options granted to Messrs. Morrisroe and Nagle have an exercise price equal to the grant date fair market value of the underlying shares of Parent common stock; a portion of the time-based vesting options has an exercise price equal to two times the grant date fair market value of such stock; and the remaining portion of the time-based vesting options has an exercise price equal to four times the grant date fair market value of such stock. The shares of Parent common stock acquired upon the exercise of such stock options are subject to both transfer restrictions and repurchase rights following a termination of employment. The stock options expire on the tenth anniversary of the date of grant.
Severance Compensation/Change in Control Benefits
Severance Benefits under Employment Agreements. Our executives enter into employment agreements that provide for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) at any time. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). These executives' employment agreements do not provide for enhanced severance if we have a change in control.
Change in Control Benefits under Stock Option Award Agreements. As described in detail below under the heading “Outstanding Equity Awards At Fiscal Year-End — AMH Investment Holdings Corp. 2010 Stock Incentive Plan,” the stock option award agreements between us and our named executive officers provide that the time-based vesting options, granted pursuant to our 2010 Plan, will vest in full immediately prior to a change in control (as defined in the plan).
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

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to, or earned by, our Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers, our former Chief Financial Officer and one additional individual who would have been among our three other most highly compensated executive officers but for his termination, collectively, our "named executive officers" for services rendered to us during such fiscal year.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation		Total
Jerry W. Burris	2012	$550,000	$—	$—	$364,815	$67,808	(4)	$982,623
President and Chief Executive Officer	2011	168,878	168,157	—	—	24,689	(4)	361,724
Paul Morrisroe (6)	2012	274,583	125,000	—	109,278	23,330	(4)	532,191
Senior Vice President, Chief Financial Officer and Secretary
Robert C. Gaydos	2012	325,000	—	—	129,342	9,830		464,172
Senior Vice President, Operations	2011	135,420	125,000	—	—	47,653	(4)	308,073
David S. Nagle (6)	2012	276,513	26,000	—	110,045	23,067	(4)	435,625
President, AMI Distribution
Brad S. Beard	2012	250,000	—	—	99,494	9,289		358,783
Senior Vice President, New Business Development and National Sales	2011	250,000	—	—	—	15,163		265,163

Stephen E. Graham (7)	2012	52,000	—	—	—	1,311,442	(5)	1,363,442
Former Senior Vice President—Chief Financial Officer and Secretary	2011	312,000	—	—	—	11,636		323,636
	2010	304,500	—	2,726,365	312,000	1,577,529		4,920,394
John F. Haumesser (7)	2012	80,472	—	—	—	1,106,958	(5)	1,187,430
Former Senior Vice President of Human Resources	2011	262,000	—	—	—	1,708		263,708
	2010	255,780	—	3,406,294	262,080	1,969,571		5,893,725

(1)	For Messrs. Morrisroe and Nagle, amounts consist of their one-time signing bonuses.

(2)
Each of Messrs. Morrisroe and Nagle was granted an option to purchase 400,000 of Parent common stock subject to time and performance-based vesting as described above under the heading “Equity-Based Compensation”. The dollar amount provided herein reflects the dollar amount recognized for financial statement purposes in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and the incremental fair value of the repriced options and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these options is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the discretion of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.

(3)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(4)	For Messrs. Burris, Morrisroe and Nagle, amount includes $47,773, $15,492 and $18,228 of moving expenses in 2012, respectively.

(5)	For Messrs. Graham and Haumesser such amounts include $1,303,346 and $1,105,500 of severance payments, respectively.

(6)	Mr. Morrisroe commenced employment with us on February 27, 2017, and Mr. Nagle commenced employment with us on February 20, 2012.

(7)
On February 24, 2012, Mr. Graham resigned from his position as Senior Vice President—Chief Financial Officer and Secretary of the Company and on April 19, 2012, Mr. Haumesser resigned from his position as Senior Vice President of Human Resources.

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
Mr. Burris
Effective September 12, 2011, we entered into an employment agreement with Mr. Burris, pursuant to which he commenced serving as our President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Burris will receive an annual base salary of $550,000, and is eligible for an annual bonus with a target bonus opportunity equal to 100% of his base salary and a maximum bonus opportunity equal to 260% of his base salary. We reimbursed Mr. Burris for certain amounts in connection with his relocation to the Northeast Ohio area and related travel.
If Mr. Burris’ employment is terminated by us other than for cause (and not due to death or disability), he will be entitled to (i) his base salary for two years, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to two years. The severance benefits are subject to Mr. Burris’ execution of a general release in favor of us and our affiliates and Mr. Burris’ continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Burris. Pursuant to the employment agreement, Mr. Burris will be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. Mr. Burris’ employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.
Mr. Morrisroe
On February 27, 2012, we entered into an employment agreement with Mr. Morrisroe, pursuant to which he agreed to serve as our Senior Vice President, Chief Financial Officer and Secretary. Pursuant to the employment agreement, Mr. Morrisroe will receive an annual base salary of $325,000, and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary. In connection with the commencement of Mr. Morrisroe’s employment with the Company, he received a one-time signing bonus of $125,000. We reimbursed Mr. Morrisroe for certain amounts in connection with his relocation to the Northeast Ohio area and related travel.
If Mr. Morrisroe’s employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Morrisroe’s execution of a general release in favor of us and our affiliates and Mr. Morrisroe’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Morrisroe. Mr. Morrisroe will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.
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
If Mr. Gaydos’ employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Gaydos' execution of a general release in favor of us and our affiliates and Mr. Gaydos' continued compliance with the restrictive covenants in the employment agreement. Mr. Gaydos will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.
Mr. Nagle
On February 20, 2012, we entered into an employment agreement with Mr. Nagle, pursuant to which he agreed to serve as our President, AMI Distribution. Pursuant to the employment agreement, Mr. Nagle will receive an annual base salary of $320,000, and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary. In connection with the commencement of Mr. Nagle’s employment with the Company, he received a one-time signing bonus of $26,000. We reimbursed Mr. Nagle for certain amounts in connection with his relocation to the Northeast Ohio area and related travel.
If Mr. Nagle’s employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Nagle’s execution of a general release in favor of us and our affiliates and Mr. Nagle’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Nagle. Mr. Nagle will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.
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
On February 15, 2012, Mr. Beard's employment agreement was amended in connection with his assumption of the position of Senior Vice President - New Business Development and National Sales, effective as of February 20, 2012. In the event he is terminated without cause (and not due to death or disability), at any time during the period commencing on December 21, 2012 and ending on June 19, 2013, he will receive (i) an amount equal to his base salary payable in 12 equal monthly installments in accordance with our payroll procedures over the twelve-month period following such termination of employment, (ii) a pro-rated portion of his annual target bonus and (iii) continued medical, dental and life insurance benefits for twelve months (or reimbursement for the cost of such benefits). In addition, if he is terminated without cause (and not due to death or disability), at any time prior to June 20, 2013, he will be entitled to receive a supplemental severance payment equal to one times his annual target bonus award. The severance benefits are subject to Mr. Beard's execution of a general release in favor of us and our affiliates and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under section 280G of the tax code or would give rise to a related excise tax on Mr. Beard.
Pursuant to the employment agreement, Mr. Beard will be subject to restrictions on competition and interference during his employment with us and for a period of two years thereafter. The employment agreement also contains standard confidentiality, invention assignment and non-disparagement covenants.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity, plan-based awards made to our named executive officers during the 2012 fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)		Maximum (#)
Jerry W. Burris		181,500	550,000	1,430,000	—	—		—	—	—		—
	4/2/2012					74,000	(8)			5.00		—
Paul Morrisroe		54,917	164,750	428,350	—	—		—	—	—		—
	4/2/2012					16,000				5.00		—
	4/2/2012								120,000	5.00		—
	4/2/2012								100,000	10.00	(5)	—
	4/2/2012								100,000	20.00	(6)	—
Robert C. Gaydos		65,000	195,000	507,000	—	—		—	—	—		—
	4/2/2012					16,000	(8)			5.00		—
David S. Nagle		55,303	165,908	431,360	—	—		—	—	—		—
	4/2/2012					16,000				5.00		—
	4/2/2012								120,000	5.00		—
	4/2/2012								100,000	10.00	(5)	—
	4/2/2012								100,000	20.00	(6)	—
Brad S. Beard		50,000	150,000	390,000	—	—		—	—	—		—
	4/2/2012					13,555	(8)			5.00		—
Stephen E. Graham (7)		—	—	—	—	—		—	—	—		—
John F. Haumesser (7)		—	—	—	—	—		—	—	—		—

(1)
 Amounts in the table above under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” reflect the annual cash incentive bonuses that could be earned by each of our named executive officers upon the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives for 2012 at threshold, target and maximum levels of performance (based on the achievement of the goals applicable to the full fiscal year).

(2)
Total number of options granted in 2012 subject to performance-based vesting. The performance-based options vest upon the attainment of annual EBITDA-based performance targets. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. Additional detail is provided below under the heading “Outstanding Equity Awards At Fiscal Year-End - AMH Investment Holdings Corp. 2010 Stock Incentive Plan.”

(3)
The dollar amount provided herein reflects the dollar amount recognized for financial statement reporting purposes for the 2012 fiscal year in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these options is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the discretion of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.

(4)
Total number of options granted in 2012 subject to time-based vesting. Thirty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying Parent common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to four times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive's continued service over a five year period. Additional detail is provided below under the heading “Outstanding Equity Awards At Fiscal Year-End - AMH Investment Holdings Corp. 2010 Stock Incentive Plan,”

(5)	The exercise price equals two times the grant date fair market value of Parent common stock.

(6)	The exercise price equals four times the grant date fair market value of Parent common stock.

(7)
Messrs. Graham and Haumesser's employment with our Company terminated in 2012 and, as a result, they forego all future payments under our non-equity incentive plan awards and forfeited all unvested equity awards.

(8)
This amount represents the tranche of previously granted performance-based options that vest based on the attainment of the 2012 fiscal year adjusted EBITDA goal. This tranche is not considered granted in accordance with ASC 718 until such goal was communicated to the executive.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securites Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Jerry W. Burris	111,000	(1)	444,000	(1)	—		5.00	9/12/2021
	92,500	(1)	370,000	(1)	—		10.00	9/12/2021
	92,500	(1)	370,000	(1)	—		20.00	9/12/2021
	22,504	(2)	—		74,000	(2)	5.00	9/12/2021
Paul Morrisroe	—		120,000	(1)	—		5.00	4/2/2022
	—		100,000	(1)	—		10.00	4/2/2022
	—		100,000	(1)	—		20.00	4/2/2022
	—		—		16,000	(2)	5.00	4/2/2022
Robert C. Gaydos	24,000	(1)	96,000	(1)	—		5.00	8/1/2021
	20,000	(1)	80,000	(1)	—		10.00	8/1/2021
	20,000	(1)	80,000	(1)	—		20.00	8/1/2021
	16,000	(2)	—		16,000	(2)	5.00	8/1/2021
David S. Nagle	—		120,000	(1)	—		5.00	4/2/2022
	—		100,000	(1)	—		10.00	4/2/2022
	—		100,000	(1)	—		20.00	4/2/2022
	—		—		16,000	(2)	5.00	4/2/2022
Brad S. Beard	20,333	(1)	—		—		10.00	12/20/2020
	16,944	(1)	—		—		20.00	12/20/2020
	16,944	(1)	—		—		30.00	12/20/2020
	20,333	(1)	60,999	(1)	—		5.00	12/20/2020
	16,944	(1)	50,832	(1)	—		10.00	12/20/2020
	16,944	(1)	50,832	(1)	—		20.00	12/20/2020
	13,555	(2)	—		—		10.00	12/20/2020
					13,555	(2)	5.00	12/20/2020
Stephen E. Graham (3)	—		—		—		—	—
John F. Haumesser (3)	—		—		—		—	—

(1)
Eighty percent of the total number of options granted are subject to time-based vesting. Except for options repriced in 2011 (where the exercise price was reduced), of the total number of options granted, thirty percent have an exercise price equal to the grant date fair market value of the underlying Parent common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to either three or four times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting accelerates in full if there is a change in control.

(2)
Twenty percent of the total number of options granted are subject to performance-based vesting. Except for options repriced in 2011 (where the exercise price was reduced), the performance-based options were granted with an exercise price equal to the grant date fair market value of the underlying stock and vest upon the attainment of EBITDA-based performance goals determined annually by the Board of Directors over a five-year period, subject to the executive’s continued service over such period. The 2011 tranche of performance-based awards granted or modified in 2011 are vested and outstanding as of December 31, 2011. The 2012 tranche of performance-based awards granted were not vested as of December 29, 2012 since the goal for 2012 was not achieved. The remaining tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual Adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with ASC 718. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

(3)
Unvested options held by Messrs. Graham and Haumesser were forfeited upon their respective resignations, and vested options expired without being exercised at the end of the applicable post-termination exercise period.

AMH Investment Holdings Corp. 2010 Stock Incentive Plan
Options have been issued to our named executive officers under the 2010 Plan.
In October 2010, in connection with the Merger, Parent adopted the 2010 Plan, pursuant to which a total of 6,150,076 shares of Parent common stock, par value $0.01 per share, are reserved for issuance pursuant to awards under the 2010 Plan. The 2010 Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards. The Committee administers the 2010 Plan and selects eligible executives, directors, and employees of, and consultants to, Parent and its affiliates (including us), to receive awards under the 2010 Plan. Shares of Parent common stock acquired pursuant to awards granted under the 2010 Plan will be subject to certain transfer restrictions and repurchase rights set forth in the 2010 Plan. The Committee determines the number of shares of stock covered by awards granted under the 2010 Plan and the terms of each award, including but not limited to, the terms under which stock options may be exercised, the exercise price of the stock options and other terms and conditions of the options and other awards in accordance with the provisions of the 2010 Plan. In the event Parent undergoes a change of control, as defined below, the Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards. Subject to particular limitations specified in the 2010 Plan, Parent’s board of directors may amend or terminate the 2010 Plan. The 2010 Plan will terminate no later than 10 years following its effective date; however, any awards outstanding under the 2010 Plan will remain outstanding in accordance with their terms.
OPTIONS EXERCISES IN FISCAL YEAR 2012
     None of our named executive officers exercised options during the fiscal year ended December 29, 2012.
PENSION BENEFITS
We do not maintain any pension plans which provide for payments or other benefits in connection with the retirement of any current named executive officer.
NON-QUALIFIED DEFERRED COMPENSATION
We do not maintain any non-qualified defined contribution or other deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Severance Benefits. We, as a matter of practice, provide severance benefits to all of our named executive officers and other management employees upon a termination by us without cause or, for certain named executive officers, by the executive for good reason. The severance benefits are subject to execution of a general release in favor of us and our affiliates.
Individual Agreements. Each of Messrs. Burris, Morrisroe, Gaydos, Nagle and Beard is party to an employment agreement that provides for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) at any time (without regard to whether such termination occurs following a change in control). Refer to the “Employment Agreements” section for additional discussion regarding the employment agreements with our executives.
Option Agreements. The stock option award agreements between us and our named executive officers provide that the time-based vesting options, granted pursuant to the 2010 Plan, will vest in full immediately prior to a change in control. In the event of a change in control, the agreements also provide that the portion of the performance-based vesting options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

The table below summarizes the severance benefits that would have been payable to our named executive officers in connection with a termination without cause had such event occurred on December 29, 2012.

	Severance Benefits
Name	Severance Payments (1)	Benefits (2)	Total
Jerry W. Burris	$1,464,815	$13,080	$1,477,895
Paul Morrisroe	434,278	6,540	440,818
Robert C. Gaydos	454,342	6,540	460,882
David S. Nagle	430,045	6,540	436,585
Brad S. Beard	349,494	6,540	356,034

(1)
Amounts represent the lump sum severance payable on termination in accordance with the terms of each executive's individual employment agreement and is based on both the executive's current base salary and the pro-rata share of their annual incentive bonus.

(2)
Represents an estimate of the medical benefits, based on our current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.

Change in Control Benefits
None of Messrs. Burris, Morrisroe, Gaydos, Nagle and Beard would be entitled to any additional payments or benefits upon a change in control because all options have an exercise price that equals or exceeds the fair market value of the underlying Parent common stock as of December 29, 2012.
Named Executive Officers Terminated During 2012
On February 24, 2012, Mr. Graham resigned from his position as our Senior Vice President—Chief Financial Officer and Secretary. On April 19, 2012, Mr. Haumesser resigned from his position as our Vice President of Human Resources. We agreed to treat each such termination as if the executive were terminated without cause pursuant to the terms of his respective employment agreement with us, in each case dated October 13, 2010. The terms of the employment agreements provided for the following severance if Mr. Graham or Mr. Haumesser was terminated by us without cause within two years from October 13, 2010 (i.e., the post-change in control period): (i) a payment in an amount equal to (A) two times base salary and (B) two times annual incentive pay (equal to the highest amount of incentive pay earned in any year during the preceding three years), which amount commenced being paid on the 61st day following such termination in 24 equal monthly installments (other than the first installment which included all amounts that would have otherwise been paid if payment had commenced immediately following such termination), (ii) for a period of 24 months, medical and dental insurance benefits consistent with the terms in effect for our active employees during this period (or reimbursement for the cost of such benefits), subject to reduction to the extent comparable benefits are actually received by the executive from another employer during this period and (iii) the cost of employee outplacement services equal to $30,000. In 2012, Mr. Graham received $543,650 in severance pay in connection with his termination of employment and Mr. Haumesser received $375,744 of severance pay. The employment agreements also provided that the executive is subject to various restrictive covenants, including confidentiality and non-disparagement covenants, as well as a covenant not to solicit our employees and a non-competition covenant, for the two-year period following the executive’s resignation. The severance payments and benefits were conditioned upon each executive executing a general release of claims in favor of us and our affiliates within 60 days of such termination date, which releases were so executed.
DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (1)
Erik D. Ragatz	$—	$—	$—	$—	$—	$—	$—
Charles A. Carroll	66,500	40,375	—	—	—	—	106,875
Dana R. Snyder	66,500	44,625	—	—	—	—	111,125
Robert B. Henske	—	—	—	—	—	—	—
Adam B. Durrett	—	—	—	—	—	—	—

(1)
Mr. Burris, our Chief Executive Officer, is not included in this table as he is our employee and thus receives no compensation for his services as a director. The compensation received by Mr. Burris is shown in the Summary Compensation Table.

Each of Messrs. Snyder and Carroll are entitled to annual retainers of $40,000. They are each also entitled to receive an additional retainer of $10,000 per year for service on any committee of our Board of Directors. Each of Messrs. Snyder and Carroll also receives $2,000 for each Board or committee meeting he attends in person and $1,500 for each such meeting which he attends telephonically. Messrs. Snyder and Carroll are both members of the Committee. Annual retainers for Board and committee service, as applicable, along with meeting fees, are payable to Messrs. Snyder and Carroll quarterly, one quarter in arrears. We also pay direct travel expenses in connection with attending meetings and functions of our Board of Directors and committee(s) in accordance with applicable policies as in effect from time to time. In addition, each of Messrs. Ragatz, Henske, and Durrett did not receive any compensation for their services on our Board of Directors since they are employed by and receive compensation from the H&F Investors.
On December 31, 2012, each of Messrs. Snyder and Carroll was granted a restricted stock award of 12,000 shares of Parent common stock that will vest in full on October 13, 2013, subject to each director's continued service on our Board of Directors.
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
Messrs. Ragatz and Henske are managing directors of Hellman & Friedman. As of December 29, 2012, the H&F Investors control approximately 97% of the outstanding common stock of Parent. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, Related Transactions and Director Independence.”
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
The following table sets forth certain information as of March 21, 2013, regarding the beneficial ownership of Parent by:

•	each person known by us to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of Parent;

•	the directors and named executive officers of Parent and our Company; and

•	all directors and executive officers of Parent and our Company as a group.
We determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days as of March 21, 2013 through the exercise of any options or the conversion of convertible debt. None of the shares of Parent common stock has been pledged as collateral. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Common Stock
	Number of Shares	% of Class
Investment funds affiliated with Hellman & Friedman LLC (1)	53,995,660	95.32%
Executive Officers and Directors
Jerry W. Burris (2)	538,504	*
Paul Morrisroe (3)	64,000	*
Robert C. Gaydos (4)	80,000	*
Dave S. Nagle (5)	64,000	*
Brad S. Beard (6)	121,997	*
Erik D. Ragatz (1)	—	*
Charles A. Carroll	518,000	*
Dana R. Snyder	82,958	*
Robert B. Henske (1)	—	*
Adam B. Durrett (1)	—	*
All directors and executive officers as a group (7)	1,637,530	2.89%

*	Indicates ownership of less than 1%

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

(2)	Includes 318,504 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2013.

(3)	Includes 64,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2013.

(4)	Includes 80,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2013.

(5)	Includes 64,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2013.

(6)	Includes 121,997 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2013.

(7)	Includes 770,498 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2013.

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
Indemnification of Directors and Officers
In February 2011, Parent, Holdings and our Company, (collectively, the “Companies”) entered into indemnification agreements with each of Messrs. Carroll, Snyder, Ragatz, Henske and Durrett, each of whom is a director of the Companies. In September 2011, the Companies entered into an indemnification agreement with Mr. Burris, a director of the Companies and our President and Chief Executive Officer. The indemnification agreements provide that the Companies will jointly and severally indemnify each director to the fullest extent permitted by the Delaware general corporation law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding. Additionally, the Companies will generally advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith.
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
OTHER RELATIONSHIPS
Employment Agreements with Our Executive Officers
We have employment agreements with each of our executive officers (Messrs. Burris, Morrisroe, Gaydos, Kenyon, Nagle and Beard) pursuant to which they each agreed to serve as an executive officer of our Company and pursuant to which Mr. Burris agreed to serve as a member of Parent’s and our board of directors. See Item 11. “Executive Compensation — Employment Agreements.”
AlixPartners
During the year ended December 29, 2012, we paid AlixPartners, LLP, a former portfolio company of H&F, $2.9 million in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics.
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
DIRECTOR INDEPENDENCE
The Board of Directors has determined that Messrs. Ragatz, Carroll, Henske and Durrett qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the Board of Directors for determining the independence of its directors. Mr. Burris is not an independent director because of his employment by us. Mr. Snyder is not an independent director because of his employment as our Interim Chief Executive from June 2011 to September 2011. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee of the Board of Directors are independent. The members of the Audit Committee (Messrs. Durrett, Ragatz and Henske) do not qualify as independent under the heightened independence requirements for audit committees. The Audit Committee of the Board of Directors is not comprised solely of independent members under the heightened independence requirements because we are a privately held company and not subject to applicable listing standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our Audit Committee adopted a policy to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the Audit Committee may delegate one or more members who are independent directors of the Board of Directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire Audit

Committee at the next committee meeting. In accordance with such policy, the Audit Committee pre-approved the services described below under the captions Audit, Audit-Related Fees, Tax Fees and All Other Fees for fiscal years 2012 and 2011.
The following table sets forth the aggregate fees billed to us by our independent accountants, Deloitte & Touche LLP ("D&T") for services rendered (in thousands):

	2012	2011
Audit Fees (1)	$929	$769
Audit-Related Fees (2)	153	382
Tax Fees (3)	187	16
All Other Fees (4)	12	24
Total Fees	$1,281	$1,191

(1)
Audit fees principally constitute fees billed for professional services rendered by D&T for the audit of our consolidated financial statements for the years ended December 29, 2012 and December 31, 2011 and interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees constitute fees billed for assurance and related services by D&T that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than the services reported above under “Audit Fees.” These fees were primarily related to accounting consultations and professional services rendered in connection with the Merger and the application of purchase accounting.

(3)	Tax fees constitute fees billed for professional services rendered by D&T for tax advice and tax planning.

(4)	All other fees constitute fees billed for professional services rendered principally related to advisory services and information services.

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

ASSOCIATED MATERIALS, LLC

Date:	March 21, 2013	By:	/s/ Jerry W. Burris
Jerry W. Burris
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2013	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry W. Burris	President and Chief Executive Officer	March 21, 2013
Jerry W. Burris	(Principal Executive Officer)

/s/ Paul Morrisroe	Senior Vice President, Chief Financial Officer and Secretary	March 21, 2013
Paul Morrisroe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Erik D. Ragatz	Chairman of the Board of Directors	March 21, 2013
Erik D. Ragatz

/s/ Charles A. Carroll	Director	March 21, 2013
Charles A. Carroll

/s/ Dana R. Snyder	Director	March 21, 2013
Dana R. Snyder

/s/ Robert B. Henske	Director	March 21, 2013
Robert B. Henske

/s/ Adam B. Durrett	Director	March 21, 2013
Adam B. Durrett

EXHIBIT INDEX

Exhibit Number	Description

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

4.2†	Form of 9.125% Senior Secured Note due 2017 (included in Exhibit 4.1 hereto).

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

10.22*
Employment Agreement, dated as of February 10, 2012, between Associated Materials, LLC and David S. Nagle. (incorporated by reference to Exhibit 10.26 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012).

10.23*
Form of Indemnification Agreement between Associated Materials, LLC and certain of the directors and executive officers of Associated Materials, LLC (incorporated by reference to Exhibit 10.22 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.24
Amendment No. 1 to Revolving Credit Agreement and US Security Agreement, dated April 26, 2012, among Associated Materials, LLC, AMH Intermediate Holdings Corp. (f/k/a Carey Intermediate Holdings Corp.), Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc. (f/k/a Carey New Finance, Inc.), Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several Lenders and Agents thereto (incorporated by reference to Exhibit 99.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012)

10.25
Omnibus Amendment to Canadian Loan Documents, dated April 26, 2012, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and the Canadian Collateral Agent (incorporated by reference to Exhibit 99.2 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012).

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