Form 10-Q
period 2013-03-30
ASSOCIATED MATERIALS, LLC
filed 2013-05-10
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2013, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended March 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2013	December 29, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,132	$9,594
Accounts receivable, net	119,567	121,387
Inventories	170,059	117,965
Income taxes receivable	3,378	2,690
Deferred income taxes	8,734	8,734
Prepaid expenses	11,453	8,771
Total current assets	319,323	269,141
Property, plant and equipment, at cost	162,730	162,536
Less accumulated depreciation	58,036	54,084
Property, plant and equipment, net	104,694	108,452
Goodwill	479,633	482,613
Other intangible assets, net	590,276	599,644
Other assets	21,256	22,434
Total assets	$1,515,182	$1,482,284

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$135,118	$74,311
Accrued liabilities	77,290	75,297
Deferred income taxes	4,350	3,469
Income taxes payable	2,895	5,697
Total current liabilities	219,653	158,774
Deferred income taxes	130,128	130,777
Other liabilities	150,610	153,473
Long-term debt	820,432	808,205
Commitments and contingencies
Member’s equity	194,359	231,055
Total liabilities and member’s equity	$1,515,182	$1,482,284
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarters Ended
	March 30, 2013	March 31, 2012
	(unaudited)
Net sales	$208,984	$212,954
Cost of sales	164,230	171,860
Gross profit	44,754	41,094
Selling, general and administrative expenses	56,835	59,470
Loss from operations	(12,081)	(18,376)
Interest expense, net	18,841	18,687
Foreign currency loss	253	38
Loss before income taxes	(31,175)	(37,101)
Income tax expense	169	769
Net loss	(31,344)	(37,870)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	153	—
Foreign currency translation adjustments, net of tax	(5,543)	7,954
Total comprehensive loss	$(36,734)	$(29,916)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended
	March 30, 2013	March 31, 2012
Operating Activities	(unaudited)
Net loss	$(31,344)	$(37,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,883	13,124
Deferred income taxes	946	(1,147)
Provision for losses on accounts receivable	1,109	974
Amortization of deferred financing costs	1,126	1,112
Loss on sale or disposal of assets	32	22
Other non-cash charges	44	26
Changes in operating assets and liabilities:
Accounts receivable	446	2,858
Inventories	(52,422)	(36,335)
Accounts payable and accrued liabilities	63,227	58,877
Income taxes receivable / payable	(3,575)	(4,800)
Other assets and liabilities	(4,473)	(961)
Net cash used in operating activities	(14,001)	(4,120)
Investing Activities
Capital expenditures	(1,361)	(738)
Supply center acquisition	(348)	—
Proceeds from the sale of assets	1	4
Net cash used in investing activities	(1,708)	(734)
Financing Activities
Borrowings under ABL facilities	44,672	30,073
Payments under ABL facilities	(32,378)	(31,560)
Equity contribution from parent	—	80
Net cash provided by (used in) financing activities	12,294	(1,407)
Effect of exchange rate changes on cash and cash equivalents	(47)	101
Net decrease in cash and cash equivalents	(3,462)	(6,160)
Cash and cash equivalents at beginning of period	9,594	11,374
Cash and cash equivalents at end of period	$6,132	$5,214
Supplemental information:
Cash paid for interest	$982	$1,152
Cash paid for income taxes	$2,800	$6,856
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 30, 2013
(UNAUDITED)
Note 1 – Basis of Presentation
Associated Materials, LLC (the “Company”) is a 100% owned subsidiary of AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly-owned subsidiary of AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of the capital stock of Holdings is owned by investment funds affiliated with H&F.
The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended March 30, 2013 and March 31, 2012. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2012. A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 29, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.
The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories, which are produced at the Company’s 11 manufacturing facilities. The Company distributes these products direct to approximately 275 independent distributors and dealers and through its 122 company-operated supply centers. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, insulation, exterior doors, vinyl siding in a shake and scallop design and installation equipment and tools, which are largely distributed through the company-operated supply centers. In addition, the Company offers full-service product installation services primarily for our vinyl siding and vinyl window products. Because most of the Company’s building products are intended for exterior use, the Company’s sales and operating profits tend to be lower during periods of inclement weather. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2013 presentation.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the disclosure of additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. Required disclosures include disaggregation of the total change of each component of other comprehensive income and the separate presentation of reclassification adjustments and current-period other comprehensive income. In addition, ASU 2013-02 requires the presentation of information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective, prospectively, for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 concerns presentation and disclosure only. Adoption of the provisions of ASU 2013-02 at the beginning of 2013 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15,

2012, with early adoption permitted. Adoption of the provisions of ASU 2012-02 at the beginning of 2013 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Note 2 – Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable that are not expected to be collected within one year, net of the related allowance for doubtful accounts, are included in other assets in the Condensed Consolidated Balance Sheets.
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	March 30, 2013	December 29, 2012
Allowance for doubtful accounts, current	$3,553	$3,737
Allowance for doubtful accounts, non-current	6,142	5,434
	$9,695	$9,171
Note 3 – Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	March 30, 2013	December 29, 2012
Raw materials	$38,362	$26,749
Work-in-progress	13,054	11,589
Finished goods	118,643	79,627
	$170,059	$117,965
Note 4 – Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or more frequently if events or circumstances change that would impact the value of these assets. The Company did not recognize any impairment losses of its goodwill during the quarters ended March 30, 2013 and March 31, 2012.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 29, 2012	$482,613
Foreign currency translation	(2,980)
Balance at March 30, 2013	$479,633
The Company’s other intangible assets consist of the following (in thousands):

	March 30, 2013			December 29, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$330,463	$64,187	$266,276	$331,582	$57,897	$273,685
Amortized non-compete agreements	20	6	14	10	5	5
Total amortized intangible assets	330,483	64,193	266,290	331,592	57,902	273,690
Non-amortized trade names	323,986	—	323,986	325,954	—	325,954
Total intangible assets	$654,469	$64,193	$590,276	$657,546	$57,902	$599,644

The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment at least annually at the beginning of the fourth quarter and on a more frequent basis if there are indications of potential impairment. The Company did not recognize any impairment losses of its other intangible assets during the quarters ended March 30, 2013 and March 31, 2012.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for amortized customer bases and amortized non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.5 million and $6.6 million for the quarters ended March 30, 2013 and March 31, 2012, respectively.
Note 5 – Manufacturing Restructuring Costs
The Company recorded a manufacturing restructuring liability related to discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the period	$3,387	$4,086
Accretion of related lease obligations	149	127
Payments	(487)	(466)
Balance at the end of the period	$3,049	$3,747
The remaining restructuring liability was included in accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheets and will continue to be paid over the lease term, which ends April 2020.
Note 6 – Product Warranty Costs and Service Returns
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the period	$97,471	$101,163
Provision for warranties issued and changes in estimates for pre-existing warranties	1,519	2,651
Claims paid	(1,725)	(2,036)
Foreign currency translation	(254)	329
Balance at the end of the period	$97,011	$102,107
Note 7 – Executive Officers’ Separation and Hiring Costs
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
The Company recorded an immaterial amount of expense related to separation and hiring costs, including payroll taxes, certain benefits and related professional fees, for the quarter ended March 30, 2013. Separation and hiring costs, including payroll taxes, certain benefits and related professional fees were $1.6 million for the quarter ended March 31, 2012. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. As of March 30, 2013, remaining separation costs payable to the Company’s former executives of $2.4 million are accrued, which will be paid at various dates through 2014.

Note 8 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 30, 2013	December 29, 2012
9.125% notes	$730,000	$730,000
Borrowings under the ABL facilities	90,432	78,205
Total long-term debt	$820,432	$808,205
9.125% Senior Secured Notes due 2017
In October 2010, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (“9.125% notes”). The 9.125% notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company's obligations under the senior secured asset-based revolving credit facilities (the "ABL facilities"). Interest payments are remitted on a semi-annual basis on May 1 and November 1 of each year.
These notes have an estimated fair value, classified as Level 1, of $779.3 million and $742.8 million based on quoted market prices as of March 30, 2013 and December 29, 2012, respectively.
ABL Facilities
In October 2010, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and the direct parent of the Company, other than certain excluded subsidiaries. All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries. The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate ("LIBOR") (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate ("CDOR") (for loans under the Canadian facility), plus an applicable margin of 2.75% as of March 30, 2013, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of March 30, 2013, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of March 30, 2013. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter.
On April 26, 2012, the Company, Holdings, certain direct or indirect 100% owned U.S. and Canadian restricted subsidiaries of the Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into an amendment (“Amendment No. 1”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8.5 million of the $150.0 million U.S. revolving credit commitments in existence prior to Amendment No. 1 (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141.5 million of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments, and (ii) $3.5 million of the $75.0 million Canadian revolving credit commitments in existence prior to Amendment No. 1 (“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71.5 million of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out,” which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement, as amended. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.
After giving effect to Amendment No. 1, the aggregate revolving credit commitments under the Revolving Credit Agreement were not increased. However, the interest rate margins, which are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities were increased by 200 basis points for each loan under either the U.S. or Canadian tranche B revolving facilities.
In connection with Amendment No. 1, the Company also amended its U.S. and Canadian security agreements, dated as of October 13, 2010, to reflect the reallocation of obligations in respect of the U.S. and Canadian tranche A revolving facilities and U.S. and Canadian tranche B revolving facilities and the “last-out” status of the U.S. and Canadian tranche B revolving facilities.
As of March 30, 2013, there was $90.4 million drawn under the Company’s ABL facilities and $44.0 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities were 3.6% and 5.1% as of March 30, 2013, respectively. The Company had letters of credit outstanding of $11.4 million as of March 30, 2013 primarily securing insurance policy deductibles, certain lease facilities and purchasing card program.
Note 9 – Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the quarter ended March 30, 2013 are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at the beginning of the period	$(23,287)	$6,040	$(17,247)
Other comprehensive loss before reclassifications	—	(5,543)	(5,543)
Reclassifications out of accumulated other comprehensive loss	153	—	153
Balance at the end of the period	$(23,134)	$497	$(22,637)
Reclassifications out of accumulated other comprehensive loss for the quarter ended March 30, 2013 consist of the following (in thousands):

Defined Benefit Pension and Other Postretirement Plans
Amortization of unrecognized prior service costs	$5
Amortization of unrecognized cumulative actuarial net loss	184
Total before tax	189
Tax benefit	(36)
Net of tax	$153
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company's pension and other postretirement benefit plans.
Note 10 – Retirement Plans
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
The Company also provides postretirement benefits other than pension ("OPEB plans") including health care or life insurance benefits to certain U.S. and Canadian retirees and in some cases, their spouses and dependents. The Company's postretirement benefit plans in the U.S. include an unfunded health care plan for hourly workers at the Company's former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. There are three other U.S. unfunded plans covering either life insurance or health care benefits for small frozen groups of retirees. The Company's foreign postretirement benefit plan provides life insurance benefits to active members at its Pointe Claire, Quebec plant and a closed group of Canadian salaried retirees. The actuarial valuation measurement date for the defined benefit pension plans and postretirement benefits other than pension is December 31.

Components of net periodic benefit cost for the Company's defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	March 30, 2013			March 31, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$267	$717	$4	$178	$609	$4
Interest cost	721	962	50	760	987	61
Expected return on assets	(887)	(997)	—	(813)	(937)	—
Amortization of unrecognized:
Prior service costs	—	5	—	—	5	—
Cumulative actuarial net loss	49	133	2	2	11	—
Net periodic benefit cost	$150	$820	$56	$127	$675	$65
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
Note 11 – Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. Net sales by principal product offering are as follows (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Vinyl windows	$67,635	$66,888
Vinyl siding products	39,737	43,358
Metal products	31,861	35,667
Third-party manufactured products	51,016	52,094
Other products and services	18,735	14,947
	$208,984	$212,954
Note 12 – Subsequent Events
Amendment of ABL Facilities
On April 18, 2013, the Company, Holdings, certain direct or indirect wholly-owned U.S. and Canadian restricted subsidiaries of the Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, amended and restated the Revolving Credit Agreement (as so amended and restated, the “Amended and Restated Revolving Credit Agreement”), which amendment and restatement, among other things:

•	reduced the interest rate margins in respect of the loans made under such Amended and Restated Revolving Credit Agreement by 75 basis points;

•
fixed the commitment fee at a rate of 37.5 basis points for the tranche A revolving credit commitments in lieu of a rate of 50 basis points, which stepped down to 37.5 basis points based on utilization of the tranche A revolving credit commitments;

•	extended the maturity of the loans and commitments under such Amended and Restated Credit Agreement to the earlier of (1) April 18, 2018 and (2) 90 days prior to the maturity of the 9.125% notes;

•
permitted the offering of the new notes (as defined below), which required the proceeds of such offering in excess of $40.0 million to be used to prepay the outstanding borrowings under the Company's tranche B revolving credit commitments and terminate the Company's existing $12.0 million tranche B revolving credit commitments;

•
increased availability under the Canadian borrowing base by conducting reappraisals of the Company's Canadian real property and equipment, providing the Company with incremental liquidity based on current appraised values of such real property and equipment;

•
after the prepayment and termination of the tranche B revolving credit commitments upon the issuance and sale of the new notes (as defined below), reduced the trigger to test the springing minimum fixed charge coverage ratio to only when excess borrowing availability is less than the greater of (1) 10% (from 12.5% under the pre-amendment Revolving Credit Agreement) of the sum of (x) the lesser of (A) the U.S. tranche A defined borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A defined borrowing base and (B) the Canadian tranche A revolving credit commitments and (2) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold; and

•	made certain other amendments to the Revolving Credit Agreement.
Additional 9.125% Senior Secured Notes
On May 1, 2013, the Company and its wholly-owned subsidiary, AMH New Finance, Inc., issued and sold $100.0 million in aggregate principal amount of additional 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement.
The Company used the net proceeds of the offering to repay outstanding borrowings under its ABL facilities, including the prepayment and termination of the Company's existing tranche B revolving credit commitments, thereby reducing the Company's total credit commitment by $12.0 million to $213.0 million, and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes issued on October 13, 2010 (the “existing notes”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes.
Note 13 – Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 30, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,111	$—	$—	$21	$—	$6,132
Accounts receivable, net	82,792	—	9,941	26,834	—	119,567
Intercompany receivables	366,627	—	54,008	1,794	(422,429)	—
Inventories	114,140	—	15,801	40,118	—	170,059
Income taxes receivable	—	—	—	3,378	—	3,378
Deferred income taxes	5,317	—	3,417	—	—	8,734
Prepaid expenses	6,951	—	847	3,655	—	11,453
Total current assets	581,938	—	84,014	75,800	(422,429)	319,323
Property, plant and equipment, net	65,206	—	1,844	37,644	—	104,694
Goodwill	300,642	—	24,650	154,341	—	479,633
Other intangible assets, net	394,752	—	44,992	150,532	—	590,276
Investment in subsidiaries	(45,001)	—	(134,683)	—	179,684	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	19,337	—	98	1,821	—	21,256
Total assets	$1,316,874	$730,000	$20,915	$420,138	$(972,745)	$1,515,182
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$86,721	$—	$15,384	$33,013	$—	$135,118
Intercompany payables	1,794	—	—	420,635	(422,429)	—
Accrued liabilities	61,817	—	8,335	7,138	—	77,290
Deferred income taxes	946	—	—	3,404	—	4,350
Income taxes payable	1,502	—	213	1,180	—	2,895
Total current liabilities	152,780	—	23,932	465,370	(422,429)	219,653
Deferred income taxes	76,968	—	17,633	35,527	—	130,128
Other liabilities	91,482	—	24,351	34,777	—	150,610
Long-term debt	801,285	730,000	—	19,147	(730,000)	820,432
Member’s equity	194,359	—	(45,001)	(134,683)	179,684	194,359
Total liabilities and member’s equity	$1,316,874	$730,000	$20,915	$420,138	$(972,745)	$1,515,182

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended March 30, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$161,763	$—	$35,830	$46,200	$(34,809)	$208,984
Cost of sales	128,301	—	33,327	37,411	(34,809)	164,230
Gross profit	33,462	—	2,503	8,789	—	44,754
Selling, general and administrative expenses	44,404	—	1,435	10,996	—	56,835
(Loss) income from operations	(10,942)	—	1,068	(2,207)	—	(12,081)
Interest expense, net	18,453	—	—	388	—	18,841
Foreign currency loss	—	—	—	253	—	253
(Loss) income before income taxes	(29,395)	—	1,068	(2,848)	—	(31,175)
Income tax expense (benefit)	946	—	(34)	(743)	—	169
(Loss) income before equity (loss) income from subsidiaries	(30,341)	—	1,102	(2,105)	—	(31,344)
Equity (loss) gain from subsidiaries	(1,003)	—	(2,105)	—	3,108	—
Net (loss) income	(31,344)	—	(1,003)	(2,105)	3,108	(31,344)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	153	—	110	102	(212)	153
Foreign currency translation adjustments, net of tax	(5,543)	—	(5,543)	(5,543)	11,086	(5,543)
Total comprehensive (loss) income	$(36,734)	$—	$(6,436)	$(7,546)	$13,982	$(36,734)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended March 30, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash used in operating activities	$(5,962)	$—	$(2,079)	$(5,960)	$(14,001)
Investing Activities
Capital expenditures	(1,294)	—	(10)	(57)	(1,361)
Supply center acquisition	(348)	—	—	—	(348)
Proceeds from the sale of assets	1	—	—	—	1
Net cash used in investing activities	(1,641)	—	(10)	(57)	(1,708)
Financing Activities
Borrowings under ABL facilities	30,174	—	—	14,498	44,672
Payments under ABL facilities	(28,389)	—	—	(3,989)	(32,378)
Intercompany transactions	4,609	—	2,089	(6,698)	—
Net cash provided by financing activities	6,394	—	2,089	3,811	12,294
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(47)	(47)
Net decrease in cash and cash equivalents	(1,209)	—	—	(2,253)	(3,462)
Cash and cash equivalents at beginning of period	7,320	—	—	2,274	9,594
Cash and cash equivalents at end of period	$6,111	$—	$—	$21	$6,132

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2012
(Unaudited, in thousands)

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended March 31, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$159,860	$—	$37,321	$52,524	$(36,751)	$212,954
Cost of sales	128,043	—	36,312	44,256	(36,751)	171,860
Gross profit	31,817	—	1,009	8,268	—	41,094
Selling, general and administrative expenses	47,163	—	1,885	10,422	—	59,470
Loss from operations	(15,346)	—	(876)	(2,154)	—	(18,376)
Interest expense, net	18,378	—	—	309	—	18,687
Foreign currency loss	—	—	—	38	—	38
Loss before income taxes	(33,724)	—	(876)	(2,501)	—	(37,101)
Income tax expense (benefit)	1,365	—	52	(648)	—	769
Loss before equity loss from subsidiaries	(35,089)	—	(928)	(1,853)	—	(37,870)
Equity (loss) income from subsidiaries	(2,781)	—	(1,853)	—	4,634	—
Net (loss) income	(37,870)	—	(2,781)	(1,853)	4,634	(37,870)
Other comprehensive (loss) income:
Pension and other postretirement benefit adjustments, net of tax	—	—	—	—	—	—
Foreign currency translation adjustments, net of tax	7,954	—	7,954	7,954	(15,908)	7,954
Total comprehensive (loss) income	$(29,916)	$—	$5,173	$6,101	$(11,274)	$(29,916)
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended March 31, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(6,942)	$—	$10,759	$(7,937)	$(4,120)
Investing Activities
Capital expenditures	(507)	—	(25)	(206)	(738)
Proceeds from the sale of assets	4	—	—	—	4
Net cash used in investing activities	(503)	—	(25)	(206)	(734)
Financing Activities
Borrowings under ABL facilities	15,500	—	—	14,573	30,073
Payments under ABL facilities	(22,500)	—	—	(9,060)	(31,560)
Intercompany transactions	11,719	—	(10,729)	(990)	—
Equity contribution from parent	80	—	—	—	80
Net cash provided by (used in) financing activities	4,799	—	(10,729)	4,523	(1,407)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	101	101
Net (decrease) increase in cash and cash equivalents	(2,646)	—	5	(3,519)	(6,160)
Cash and cash equivalents at beginning of period	7,855	—	—	3,519	11,374
Cash and cash equivalents at end of period	$5,209	$—	$5	$—	$5,214

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Associated Materials, LLC (“we,” “us”,“our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and accessories. These products are generally marketed under our brand names, such as Alside®, Revere® and Gentek®. We also offer full-service product installation services primarily for our vinyl siding and vinyl window products. In addition, we sell complementary products that are manufactured by third parties. We distribute these products to professional contractors engaged in home remodeling and new home construction, primarily through our extensive dual-distribution network, consisting of company-operated supply centers and our direct sales channel.
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
Our net sales for the first quarter of 2013 were $209.0 million, down $4.0 million, or 1.9%, from the same period in 2012 primarily due to continued challenges in the market for our residential repair and remodel business, which represents a large share of our business. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 15% and 24%, respectively, of our net sales for the quarter ended March 30, 2013 and approximately 31%, 20%, 17% and 25%, respectively, of our net sales for the quarter ended March 31, 2012. Despite the lower revenue, we were able to improve our gross profit and reduce selling, general and administrative costs in both total dollars and as a percentage of sales. Our gross profit for the first quarter of 2013 was up $3.7 million, or 9.0%, compared to the first quarter of 2012, primarily due to lower material costs associated with certain products and favorable pricing and product mix relating to window products. Selling, general and administrative costs decreased $2.6 million, or 4.4%, compared to the prior year period.
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
On April 18, 2013, our Company, our parent company AMH Intermediate Holdings Corp. (“Holdings”) and certain direct or indirect wholly-owned U.S. and Canadian restricted subsidiaries of our Company entered into an amended and restated revolving credit agreement, which amends our revolving credit agreement governing our senior secured asset-based revolving credit facilities ("ABL facilities") to, among other things: reduce the interest rate margins in respect of the loans by 75 basis points; extend the maturity of the loans and commitments to the earlier of (1) April 18, 2018 and (2) 90 days prior to the maturity of our 9.125% Senior Secured Notes due 2017 (the "9.125% notes") and permit the offering of the new notes (as defined below).
On May 1, 2013, our Company and AMH New Finance, Inc. issued and sold $100.0 million in aggregate principal amount of additional 9.125% notes (the "new notes") in a private placement. We used the net proceeds of the offering to repay outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes issued on October 13, 2010 as supplemented by a supplemental indenture (the “Indenture”). See “ Liquidity and Capital Resources — Description of Our Indebtedness.”
We believe these transactions will enhance our liquidity profile and provide us flexibility to invest in the business to take advantage of opportunities presented as the housing sector rebounds.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Net sales	$208,984	$212,954
Cost of sales	164,230	171,860
Gross profit	44,754	41,094
Selling, general and administrative expenses	56,835	59,470
Loss from operations	(12,081)	(18,376)
Interest expense, net	18,841	18,687
Foreign currency loss	253	38
Loss before income taxes	(31,175)	(37,101)
Income tax expense	169	769
Net loss	$(31,344)	$(37,870)
Other Data:
EBITDA (1)	$(1,451)	$(5,290)
Adjusted EBITDA (1)	(1,302)	(2,760)

(1)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our Revolving Credit Agreement (as defined below) and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Net loss	$(31,344)	$(37,870)
Interest expense, net	18,841	18,687
Income tax expense	169	769
Depreciation and amortization	10,883	13,124
EBITDA	(1,451)	(5,290)
Purchase accounting related adjustments (a)	(962)	(970)
Executive officer separation and hiring costs (b)	21	1,647
Bank audit fees (c)	33	—
Loss on disposal or write-offs of assets	32	18
Stock-based compensation expense (d)	38	26
Other normalizing and unusual items (e)	734	972
Non-cash expense adjustments (f)	—	799
Foreign currency loss (g)	253	38
Run-rate cost savings (h)	—	—
Adjusted EBITDA	$(1,302)	$(2,760)

(a)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the merger in October 13, 2010 ("Merger"), which include the following (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Pension expense adjustment (i)	$(669)	$(672)
Amortization related to fair value adjustment of leased facilities (ii)	(110)	(114)
Amortization related to warranty liabilities (iii)	(183)	(184)
Total	$(962)	$(970)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(b)
Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees of $1.6 million related to the resignation of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary, the hiring of Mr. Morrisroe, our Senior Vice President, Chief Financial Officer and Secretary and Mr. Nagle, our President, AMI Distribution in February 2012.

(c)	Represents bank audit fees incurred under our ABL facilities.

(d)	Represents stock-based compensation related to restricted share units issued to certain directors and officers.

(e)	Represents the following (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Professional fees (i)	$438	$383
Accretion on lease liability (ii)	149	128
Excess severance costs (iii)	59	9
Excess legal expense (iv)	88	452
Total	$734	$972

(i)	Represents management’s estimate of unusual or non-recurring consulting and advisory fees primarily associated with cost savings and other strategic initiatives.

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

(f)	Represents the non-cash expense relating to warranty provision in excess of claims paid.

(g)	Represents foreign currency loss (gain) recognized in the income statement, including loss (gain) on foreign currency exchange hedging agreements.

(h)
Represents our estimate of run-rate cost savings related to actions taken or to be taken within 12 months, calculated on a pro forma basis as though such cost savings had been realized on the first day of the period for which Adjusted EBITDA is being calculated, net of the amount of actual benefits realized during such period from such actions and net of the further adjustments required by our Revolving Credit Agreement and the Indenture. Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. The run-rate cost savings were estimated to be approximately $12 million and $17 million for the quarters ended March 30, 2013 and March 31, 2012, respectively. Our Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $10.9 million of the approximately $12 million of cost savings identified for the four consecutive fiscal quarters ended March 30, 2013 and $9.5 million of the approximately $17 million for the four consecutive fiscal quarters ended March 31, 2012 have been included in the Adjusted EBITDA run-rate for purposes of calculating our debt covenants. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run rate cost savings when calculating Adjusted EBITDA for the quarters ended March 30, 2013 and March 31, 2012.

Quarter Ended March 30, 2013 Compared to Quarter Ended March 31, 2012
Net sales were $209.0 million for the first quarter of 2013, a decrease of $4.0 million, or 1.9%, compared to $213.0 million for the same period in 2012. The decrease was primarily due to a $3.6 million, or 8.4%, decline in sales of vinyl siding as a result of decline in unit volume of approximately 5%. Also net sales for metal products decreased $3.8 million, or 10.7%, compared to the prior year period. Partially offsetting these declines was a $3.8 million increase in net sales in our Installed Sales Solutions business and a $0.7 million increase in vinyl window sales, compared to the same period in 2012, which both benefited from increased demand in new construction business.
Gross profit in the first quarter of 2013 was $44.8 million, or 21.4% of net sales, compared to gross profit of $41.1 million, or 19.3% of net sales, for the same period in 2012. The increase of $3.7 million in gross profit was primarily due to lower costs for certain raw materials and favorable pricing and product mix relating to window products, compared to the prior year period.
Selling, general and administrative expenses were $56.8 million, or 27.2% of net sales, for the first quarter of 2013 versus $59.5 million, or 27.9% of net sales, for the same period in 2012. The decrease of $2.6 million in selling, general and administrative expenses was primarily due to a $1.6 million decrease in executive officers' separation and hiring costs and a $1.0 million decrease in marketing costs.
Loss from operations was $12.1 million for the quarter ended March 30, 2013 and $18.4 million for the quarter ended March 31, 2012.
Interest expense was $18.8 million and $18.7 million for the quarters ended March 30, 2013 and March 31, 2012, respectively.
The income tax expense for the first quarter of 2013 reflected a negative effective income tax rate of 0.5%, whereas the income tax expense for the same period in 2012 reflected a negative effective income tax rate of 2.1%.
Net loss for the quarter ended March 30, 2013 was $31.3 million compared to a net loss of $37.9 million for the same period in 2012.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the disclosure of additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. Required disclosures include disaggregation of the total change of each component of other comprehensive income and the separate presentation of reclassification adjustments and current-period other comprehensive income. In addition, ASU 2013-02 requires the presentation of information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective, prospectively, for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 concerns presentation and disclosure only. Adoption of the provisions of ASU 2013-02 at the beginning of 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of the provisions of ASU 2012-02 at the beginning of 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Quarters Ended
	March 30, 2013	March 31, 2012
Net cash used in operating activities	$(14,001)	$(4,120)
Net cash used in investing activities	(1,708)	(734)
Net cash provided by (used in) financing activities	12,294	(1,407)
Cash Flows from Operating Activities
Net cash used in operating activities was $14.0 million for the quarter ended March 30, 2013, compared to $4.1 million for the same period in 2012, which was a $9.9 million increase in the use of cash from the comparable prior year period. The factors typically impacting cash flows from operating activities during the first quarter of the year include the seasonal increase of inventory levels and use of cash to pay liabilities including payments of incentive compensation and customer sales incentives. Accounts receivable was a source of cash of $0.4 million for the quarter ended March 30, 2013, compared to a source of cash of $2.9 million for the quarter ended March 31, 2012. The fluctuation was primarily due to timing of collections from customers, partially offset by the impact of slightly lower sales volume compared to the prior year period. Inventory was a use of cash of $52.4 million during the quarter ended March 30, 2013, compared to a use of cash of $36.3 million during the quarter ended March 31, 2012. The higher usage of cash in the current period was primarily due to timing of inventory build for seasonal demands in later quarters as well as increased purchases as part of our winter buy program to take advantage of favorable pricing. Accounts payable and accrued liabilities were a source of cash of $63.2 million for the quarter ended March 30, 2013, compared to a source of cash of $58.9 million for the quarter ended March 31, 2012, which was a net increase in cash flows of $4.3 million primarily as a result of increased inventory purchases. Cash flows used in operating activities for the quarter ended March 30, 2013 include income tax payments of $2.8 million compared to $6.9 million of income tax payments for the same period in 2012.
Cash Flows from Investing Activities
Net cash used in investing activities during the quarter ended March 30, 2013 consisted of $1.4 million of capital expenditures primarily related to various investments at our manufacturing facilities and $0.3 million for a supply center acquisition. During the quarter ended March 31, 2012, net cash used in investing activities consisted of capital expenditures of $0.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the quarter ended March 30, 2013 included borrowings of $44.7 million under our ABL facilities offset by repayments of $32.4 million. Net cash used in financing activities for the quarter ended March 31, 2012 included borrowings of $30.1 million under our ABL facilities offset by repayments of $31.6 million.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of the 9.125% notes (the "existing notes"). The existing notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under our ABL facilities. Interest payments are remitted on a semi-annual basis on May 1 and November 1 of each year. The existing notes have an estimated fair value, classified as Level 1, of $779.3 million and $742.8 million based on quoted market prices as of March 30, 2013 and December 29, 2012, respectively.
On May 1, 2013, the Issuers issued and sold $100.0 million in aggregate principal amount of additional 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement (the "offering").
Our Company used the net proceeds of the offering to repay outstanding borrowings under our ABL facilities, including the prepayment and termination of our existing tranche B revolving credit commitments, thereby reducing our total credit commitment by $12.0 million to $213.0 million, and for other general corporate purposes. The new notes will be issued as additional notes under the Indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes.
Pursuant to the terms of a registration rights agreement, we have agreed to use our commercially reasonable efforts to register notes having substantially identical terms as the new notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the new notes. We will use our commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective, on or prior to the date that is 180 days after the issue date of the new notes. Such exchange notes, if issued, are expected to have the same CUSIP and ISIN numbers as, and to trade fungibly with, the existing notes. Prior to that, the new notes will be issued under CUSIP and ISIN numbers that are different from those of the existing notes and will trade separately from the existing notes. If we fail to meet this target (a “registration default”), the annual interest rate on the new notes will increase by 0.25%. The annual interest rate on the new notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 9.75%. If we correct the registration default, the interest rate on the new notes will revert to the original level.
ABL Facilities
In October 2010, our Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (the “Revolving Credit Agreement”). All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of our Company and the direct parent of our Company, other than certain excluded subsidiaries. All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of our Company, other than certain excluded subsidiaries. The revolving credit loans under the Revolving Credit Agreement bear interest at the rate of (1) the London Interbank Offered Rate ("LIBOR") (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (for loans under the Canadian facility), plus an applicable margin of 2.75% as of March 30, 2013, (2) the alternate base rate (which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum), plus an applicable margin of 1.75% as of March 30, 2013, or (3) the alternate Canadian base rate (which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.75% as of March 30, 2013. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee, payable quarterly in arrears, of 0.50% if the average daily undrawn portion of the ABL facilities is greater than 50% as of the most recent fiscal quarter or 0.375% if the average daily undrawn portion of the ABL facilities is less than or equal to 50% as of the most recent fiscal quarter.
On April 26, 2012, our Company, Holdings, certain direct or indirect 100% owned U.S. and Canadian restricted subsidiaries of our Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, entered into an amendment (“Amendment No. 1”) to the Revolving Credit Agreement, which, among other things, reallocates (i) $8.5 million of the $150.0 million U.S. revolving credit commitments in existence prior to Amendment No. 1 (“Pre-Amended U.S. Facility”) as U.S. tranche B revolving credit commitments and the remaining $141.5 million of the Pre-Amended U.S. Facility as U.S. tranche A revolving credit commitments, and (ii) $3.5 million of the $75.0 million Canadian revolving credit commitments in existence prior to Amendment No. 1(“Pre-Amended Canadian Facility”) as Canadian tranche B revolving credit commitments and the remaining $71.5 million of the Pre-Amended Canadian Facility as Canadian tranche A revolving credit commitments. The U.S. and Canadian tranche B revolving facilities are “first-in, last-out”, which requires the entire principal amount available for borrowing under the U.S. and Canadian tranche B revolving facilities to be drawn in full before any loans may be drawn under the U.S. and Canadian tranche A revolving facilities, and are subject to separate borrowing base restrictions, which provide higher advance rates, for such facilities. The outstanding swingline loans and outstanding letters of credit under the pre-amended Revolving Credit Agreement have been continued under the U.S. and Canadian tranche A revolving facilities, as applicable, under the Revolving Credit Agreement, as amended. The U.S. and Canadian tranche B revolving facilities are available for borrowing from January 1 to September 30 of each year and must be repaid in full by October 1 of each year.
After giving effect to Amendment No. 1, the aggregate revolving credit commitments under the Revolving Credit Agreement were not increased. However, the interest rate margins, which are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities, were increased by 200 basis points for each loan under either the U.S. or Canadian tranche B revolving facilities.
In connection with Amendment No. 1, we also amended our U.S. and Canadian security agreements, dated as of October 13, 2010, to reflect the reallocation of obligations in respect of the U.S. and Canadian tranche A revolving facilities and U.S. and Canadian tranche B revolving facilities and the “last-out” status of the U.S. and Canadian tranche B revolving facilities.

On April 18, 2013, our Company, Holdings, certain direct or indirect wholly-owned U.S. and Canadian restricted subsidiaries of our Company designated as a borrower or guarantor under the Revolving Credit Agreement, certain of the lenders party to the Revolving Credit Agreement, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, amended and restated the Revolving Credit Agreement (as so amended and restated, the “Amended and Restated Revolving Credit Agreement”), which amendment and restatement, among other things: (i) reduced the interest rate margins in respect of the loans made under such Amended and Restated Revolving Credit Agreement by 75 basis points; (ii) fixed the commitment fee at a rate of 37.5 basis points for the tranche A revolving credit commitments in lieu of a rate of 50 basis points, which stepped down to 37.5 basis points based on utilization of the tranche A revolving credit commitments; (iii) extended the maturity of the loans and commitments under such Amended and Restated Credit Agreement to the earlier of (1) April 18, 2018 and (2) 90 days prior to the maturity of the 9.125% notes; (iv) permitted the offering of up to $100 million in aggregate principal amount of additional 9.125% notes, which required the proceeds of such offering in excess of $40.0 million to be used to prepay the outstanding borrowings under the Company's tranche B revolving credit commitments and terminate the Company's existing $12.0 million tranche B revolving credit commitments; (v) increased availability under the Canadian borrowing base by conducting reappraisals of our Canadian real property and equipment, providing us with incremental liquidity based on current appraised values of such real property and equipment; (vi) after the prepayment and termination of the tranche B revolving credit commitments upon the issuance and sale of the new notes (as defined below), reduced the trigger to test the springing minimum fixed charge coverage ratio to only when excess borrowing availability is less than the greater of (1) 10% (from 12.5% under the pre-amendment Revolving Credit Agreement) of the sum of (x) the lesser of (A) the U.S. tranche A defined borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A defined borrowing base and (B) the Canadian tranche A revolving credit commitments and (2) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold; and (vii) made certain other amendments to the Revolving Credit Agreement.
After giving effect to the Amended and Restated Revolving Credit Agreement and the issuance and sale of the new notes, the aggregate revolving credit commitments under the Revolving Credit Agreement decreased to $213.0 million after the termination of $12.0 million of tranche B revolving credit commitments. However, availability increased as a result of the application of reappraisals of our Canadian real property and equipment. Interest rate margins under the Amended and Restated Credit Agreement, which are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities were reduced by 75 basis points for each loan thereunder.
As of March 30, 2013, there was $90.4 million drawn under our ABL facilities and $44.0 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 3.6% and 5.1% as of March 30, 2013, respectively. We had letters of credit outstanding of $11.4 million as of March 30, 2013 primarily securing deductibles of insurance policy, certain lease facilities and purchasing card program.

Covenant Compliance
There are no financial maintenance covenants included in the Revolving Credit Agreement and the Indenture, other than a springing Consolidated EBITDA (as defined in such debt instruments) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00 under the Revolving Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of $20.0 million and 12.5% (and after the Tranche B termination date, 10.0% according to the Amended and Restated Revolving Credit Agreement) of the sum of (i) the lesser of (x) the aggregate commitments under the U.S. facility at such time and (y) the then applicable U.S. borrowing base and (ii) the lesser of (x) the aggregate commitments under the Canadian facility at such time and (y) the then applicable Canadian borrowing base, and which applies until the 30th consecutive day that excess availability exceeds such threshold. The fixed charge coverage ratio was 1.34:1.00 for the four consecutive fiscal quarter test period ended March 30, 2013. Our Revolving Credit Agreement and the indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of May 10, 2013, we have not triggered such fixed charge coverage ratio covenant for 2013, and we currently do not expect to be required to test such covenant for the remainder of fiscal year 2013, although we would be in compliance with such covenant if it were required to be tested. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.

In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012.
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
We were in compliance with our debt covenants as of March 30, 2013.

Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can be negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At March 30, 2013, we had no raw material hedge contracts in place.

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

•
declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions and the failure of any such conditions to meet expectations;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	changes in raw material costs and availability of raw materials and finished goods;

•	the unavailability, reduction or elimination of government and economic home buying and remodeling incentives;

•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;

•	market acceptance of price increases;

•	declines in national and regional trends in home remodeling and new housing starts;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	changes in weather conditions;

•	consolidation of our customers;

•	our ability to attract and retain qualified personnel;

•	our ability to comply with certain financial covenants in the indenture governing our notes and ABL facilities;

•	declines in market demand;

•	our substantial level of indebtedness;

•	increases in our indebtedness;

•	increases in costs of environmental compliance or environmental liabilities;

•	increases in warranty or product liability claims;

•	increases in capital expenditure requirements;

•	failure of our information technology system; and

•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 and elsewhere in this report.
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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. As of March 30, 2013, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 1.50% to 2.00%, or LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities. The interest rate margins for each loan under either the U.S. or Canadian tranche B revolving facilities are determined by reference to the level of borrowing availability under the U.S. and Canadian tranche A revolving facilities increased by 200 basis points.
As of March 30, 2013, we had borrowings outstanding of $90.4 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by $0.9 million.
We have $730.0 million aggregate principal at maturity in 2017 of senior secured notes that bear a fixed interest rate of 9.125% as of March 30, 2013. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $779.3 million based on quoted market prices as of March 30, 2013.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through Gentek’s Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of March 30, 2013, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million. A 10% strengthening or weakening from the levels experienced during the first quarter of 2013 of the U.S. dollar relative to the Canadian dollar would have resulted in a $0.2 million decrease or increase, respectively, in comprehensive loss for the quarter ended March 30, 2013.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials (vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials) and diesel fuel.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Items 2, 3, 4 and 5 are not applicable or the answer to such items is none; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 1.	Legal Proceedings
We are involved from time to time in litigation arising in the ordinary course of our business, none of which, after giving effect to our existing insurance coverage, is expected to have a material adverse effect on our financial position, results of operations or liquidity. From time to time, we are also involved in proceedings and potential proceedings relating to environmental and product liability matters. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 filed with the Securities and Exchange Commission on March 21, 2013.

Item 1A.	Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012 filed with the Securities and Exchange Commission on March 21, 2013.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	May 10, 2013	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC's Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC's Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

4.1
First Supplemental Indenture, dated as of May 1, 2013, among Associated Materials, LLC, AMH New Finance, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and notes collateral agent.

4.2
Registration Rights Agreement, dated as of May 1, 2013, among Associated Materials, LLC, AMH New Finance, Inc., the guarantors named therein, Deutsche Bank Securities Inc., UBS Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC.

10.1
Amended and Restated Revolving Credit Agreement, dated as of April 18, 2013, among Associated Materials, LLC, AMH Intermediate Holdings Corp. (f/k/a Carey Intermediate Holdings Corp.), Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc. (f/k/a Carey New Finance, Inc.), Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents party thereto.

10.2	Executive Cash Incentive Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document.

†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.
††
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.