Form 10-Q
period 2013-06-29
ASSOCIATED MATERIALS, LLC
filed 2013-08-08
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2013, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended June 29, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2013	December 29, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$13,102	$9,594
Accounts receivable, net	156,643	121,387
Inventories	168,499	117,965
Income taxes receivable	1,792	2,690
Deferred income taxes	8,734	8,734
Prepaid expenses and other current assets	12,452	8,771
Total current assets	361,222	269,141
Property, plant and equipment, at cost	163,541	162,536
Less accumulated depreciation	61,444	54,084
Property, plant and equipment, net	102,097	108,452
Goodwill	474,426	482,613
Other intangible assets, net	578,705	599,644
Other assets	24,976	22,434
Total assets	$1,541,426	$1,482,284

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$138,459	$74,311
Accrued liabilities	77,209	75,297
Deferred income taxes	4,704	3,469
Income taxes payable	2,574	5,697
Total current liabilities	222,946	158,774
Deferred income taxes	128,964	130,777
Other liabilities	146,530	153,473
Long-term debt	860,563	808,205
Commitments and contingencies
Member’s equity	182,423	231,055
Total liabilities and member’s equity	$1,541,426	$1,482,284
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarters Ended		Six Months Ended
	June 29, 2013	6/30/2012	June 29, 2013	6/30/2012
	(unaudited)
Net sales	$324,575	$314,391	$533,559	$527,345
Cost of sales	242,380	233,685	406,610	405,545
Gross profit	82,195	80,706	126,949	121,800
Selling, general and administrative expenses	62,803	59,542	119,638	119,012
Income from operations	19,392	21,164	7,311	2,788
Interest expense, net	20,391	18,925	39,232	37,612
Foreign currency loss	178	199	431	237
(Loss) income before income taxes	(1,177)	2,040	(32,352)	(35,061)
Income tax expense	1,962	1,667	2,131	2,436
Net (loss) income	(3,139)	373	(34,483)	(37,497)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	152	24	305	24
Foreign currency translation adjustments, net of tax	(9,729)	(6,513)	(15,272)	1,441
Total comprehensive loss	$(12,716)	$(6,116)	$(49,450)	$(36,032)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating Activities	(unaudited)
Net loss	$(34,483)	$(37,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,744	26,205
Deferred income taxes	1,415	(1,683)
Provision for losses on accounts receivable	1,088	991
Amortization of deferred financing costs and premium on senior notes	2,568	2,223
Loss on sale or disposal of assets	96	29
Other non-cash charges	82	25
Changes in operating assets and liabilities:
Accounts receivable	(37,894)	(32,614)
Inventories	(52,283)	(45,824)
Accounts payable and accrued liabilities	68,223	60,608
Income taxes receivable / payable	(2,349)	(4,824)
Other assets and liabilities	(8,171)	(2,861)
Net cash used in operating activities	(39,964)	(35,222)
Investing Activities
Capital expenditures	(4,467)	(1,807)
Supply center acquisition	(348)	—
Proceeds from the sale of assets	47	7
Net cash used in investing activities	(4,768)	(1,800)
Financing Activities
Borrowings under ABL facilities	100,944	117,301
Payments under ABL facilities	(154,158)	(85,186)
Equity contribution from parent	742	80
Issuance of senior notes	106,000	—
Financing costs	(5,104)	(111)
Net cash provided by financing activities	48,424	32,084
Effect of exchange rate changes on cash and cash equivalents	(184)	(37)
Net increase (decrease) in cash and cash equivalents	3,508	(4,975)
Cash and cash equivalents at beginning of period	9,594	11,374
Cash and cash equivalents at end of period	$13,102	$6,399
Supplemental information:
Cash paid for interest	$35,296	$35,254
Cash paid for income taxes	$3,068	$8,958
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 29, 2013
(UNAUDITED)
1. Basis of Presentation
Associated Materials, LLC (the “Company”) is a 100% owned subsidiary of Associated Materials Incorporated, formerly known as AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of Associated Materials Group, Inc. formerly known as AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.
The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended June 29, 2013 and June 30, 2012. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on March 21, 2013 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 29, 2012 included in its Annual Report. The Company’s contract with Window World, Inc. expired in December 2012 and was renewed in July 2013.
The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools, and provides installation services. Because most of the Company’s building products are intended for exterior use, sales tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had losses or small profits in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2013 presentation.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of the provisions of ASU 2013-11 will have an impact on its consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the disclosure of additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. Required disclosures include disaggregation of the total change of each component of other comprehensive income and the separate presentation of reclassification adjustments and current-period other comprehensive income. In addition, ASU 2013-02 requires the presentation of information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective, prospectively, for fiscal years and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 concerns presentation and disclosure only. Adoption of the provisions of ASU 2013-02 at the beginning of 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of the provisions of ASU 2012-02 at the beginning of 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	June 29, 2013	December 29, 2012
Allowance for doubtful accounts, current	$3,649	$3,737
Allowance for doubtful accounts, non-current	5,772	5,434
	$9,421	$9,171
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	June 29, 2013	December 29, 2012
Raw materials	$32,959	$26,749
Work-in-progress	13,242	11,589
Finished goods	122,298	79,627
	$168,499	$117,965
4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or more frequently if events or circumstances change that would impact the value of these assets. The Company did not recognize any impairment losses of its goodwill during the quarters or six months ended June 29, 2013 and June 30, 2012.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 29, 2012	$482,613
Foreign currency translation	(8,187)
Balance at June 29, 2013	$474,426

The Company’s other intangible assets consist of the following (in thousands):

	June 29, 2013			December 29, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$328,349	$70,205	$258,144	$331,582	$57,897	$273,685
Amortized non-compete agreements	20	8	12	10	5	5
Total amortized intangible assets	328,369	70,213	258,156	331,592	57,902	273,690
Non-amortized trade names	320,549	—	320,549	325,954	—	325,954
Total intangible assets	$648,918	$70,213	$578,705	$657,546	$57,902	$599,644
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment at least annually at the beginning of the fourth quarter and on a more frequent basis if there are indications of potential impairment. The Company did not recognize any impairment losses of its other intangible assets during the quarters or six months ended June 29, 2013 and June 30, 2012.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for amortized customer bases and amortized non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.5 million and $13.1 million for the quarter and six months ended June 29, 2013, respectively. Amortization expense related to other intangible assets was $6.5 million and $13.1 million for the quarter and six months ended June 30, 2012, respectively.
5. Manufacturing Restructuring Costs
The Company recorded a manufacturing restructuring liability related to the discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at the beginning of the period	$3,049	$3,747	$3,387	$4,086
Accretion of related lease obligations	127	131	276	258
Payments	(230)	(276)	(717)	(742)
Balance at the end of the period	$2,946	$3,602	$2,946	$3,602
The remaining restructuring liability is included in accrued liabilities and other liabilities in the Condensed Consolidated Balance Sheets and will continue to be paid over the lease term, which ends April 2020.
6. Product Warranty Costs
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at the beginning of the period	$97,011	$102,107	$97,471	$101,163
Provision for warranties issued and changes in estimates for pre-existing warranties	1,851	2,583	3,370	5,234
Claims paid	(2,033)	(1,892)	(3,758)	(3,928)
Foreign currency translation	(444)	(276)	(698)	53
Balance at the end of the period	$96,385	$102,522	$96,385	$102,522
7. Executive Officers’ Separation and Hiring Costs
On February 20, 2012, David S. Nagle was appointed President, AMI Distribution. On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Paul Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President and Chief Financial Officer. The Company’s Senior Vice President of Human Resources, John F. Haumesser, resigned from his position effective April 19, 2012 and was succeeded by James T. Kenyon, who was named Senior Vice President and Chief Human Resources Officer on June 4, 2012.
The Company recorded $1.1 million for separation and hiring costs, including payroll taxes, certain benefits and related professional fees for the quarter and six months ended June 29, 2013, respectively. Separation and hiring costs were $1.3 million and $2.9 million for the quarter and six months ended June 30, 2012, respectively. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. As of June 29, 2013, remaining separation costs payable to the Company’s former executives of $1.6 million are accrued, which will be paid at various dates through 2014.
On June 17, 2013, a third-party relocation company, acting as the Company’s agent, entered into separate agreements with Jerry W. Burris, the Company’s Chief Executive Officer and President, (the “Burris Relocation Agreement”), and Paul Morrisroe, the Company’s Chief Financial Officer, (the “Morrisroe Relocation Agreement”, and together with the Burris Relocation Agreement, the “Relocation Agreements”), pursuant to which such relocation company purchased Mr. Burris’ former primary residence for $1.2 million and Mr. Morrisroe’s former primary residence for $0.5 million. The Relocation Agreements were entered into in furtherance of the relocation arrangements in Mr. Burris’ and Mr. Morrisroe’s respective employment agreements, which were entered into to permit Mr. Burris and Mr. Morrisroe to reside, on a full-time basis, near the Company’s corporate headquarters. The purchase prices of $1.2 million and $0.5 million, respectively, for Mr. Burris’ and Mr. Morrisroe’s former residences were determined based on independent third-party appraisals of the market value of the residences. Pursuant to their respective employment agreements and the Relocation Agreements, the Company paid Mr. Burris and Mr. Morrisroe, make-whole payments of $0.8 million and $0.1 million, respectively, to compensate each executive for the loss recognized on the sale his respective residence, which is included in the separation and hiring costs disclosed above. The assets acquired are recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Pursuant to these transactions, the Company also assumed mortgage balances of $1.6 million, which are included in accrued liabilities in the Condensed Consolidated Balance Sheets.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 29, 2013	December 29, 2012
9.125% Senior Secured Notes due 2017	$835,809	$730,000
Borrowings under the ABL facilities	24,754	78,205
Total long-term debt	$860,563	$808,205
9.125% Senior Secured Notes due 2017
In October 2010, the Company and its wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “9.125% notes”). The 9.125% notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). Interest payments are remitted on a semi-annual basis on May 1 and November 1 of each year.
On May 1, 2013, the Issuers, issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes issued in October 2010 (the “existing notes”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $5.8 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of June 29, 2013.
Pursuant to the terms of a registration rights agreement, the Issuers and the guarantors have agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the new notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the new notes. The Issuers and the guarantors will use their commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective, on or prior to the date that is 180 days after the issue date of the new notes. Such exchange notes, if issued, are expected to have the same CUSIP and ISIN numbers as, and to trade fungibly with, the existing notes. Prior to that, the new notes will be issued under CUSIP and ISIN numbers that are different from those of the existing notes and will trade separately from the existing notes. If the Issuers and the guarantors fail to meet this target (a “registration default”), the annual interest rate on the new notes will increase by 0.25%. The annual interest rate on the new notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 9.75%. If the Issuers and the guarantors correct the registration default, the interest rate on the new notes will revert to the original level.
The 9.125% notes have an estimated fair value, classified as Level 1, of $879.8 million (at carrying value of $830.0 million) and $742.8 million (at carrying value of $730.0 million) based on quoted market prices as of June 29, 2013 and December 29, 2012, respectively.
ABL Facilities
On April 18, 2013, the Company, Holdings, certain direct or indirect wholly owned U.S. and Canadian restricted subsidiaries of the Company designated as a borrower or guarantor under the revolving credit agreement governing the ABL facilities, certain of the lenders party to the revolving credit agreement governing the ABL facilities, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, amended and restated the revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”) governing the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing on the date that is the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. The $150.0 million U.S. facility consisted of $141.5 million of U.S. tranche A revolving credit commitments and $8.5 million of U.S. tranche B revolving credit commitments. The $75.0 million Canadian facility consisted of $71.5 million of Canadian tranche A revolving credit commitment and $3.5 million of Canadian tranche B revolving credit commitments. During the quarter ended June 29, 2013, the Company terminated the tranche B revolving credit commitments of $12.0 million in accordance with the Amended and Restated Revolving Credit Agreement and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00%, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.00%, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base
Availability under the U.S. and Canadian facilities are subject to a borrowing base, which is based on eligible accounts receivable and inventory of certain of the Company’s U.S. subsidiaries and eligible accounts receivable, inventory and, with respect to the Canadian tranche A revolving credit loans, equipment and real property, of certain of the Company’s Canadian subsidiaries, after adjusting for customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that eligible accounts receivable, inventory, equipment and real property decline, the borrowing base will decrease and the availability under the ABL facilities may decrease below $213.0 million. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. and Canadian facilities exceeds the borrowing base or the aggregate revolving credit commitments, the Company is required to prepay borrowings to eliminate the excess.
Guarantors
All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly owned material U.S. restricted subsidiary of the Company and the direct parent of the Company, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries (“Canadian guarantors,” and together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.

Security
The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a first-priority perfected security interest in substantially all of the present and future property and assets of the Company, including a first-priority security interest in the capital stock of the Company and a second-priority security interest in the capital stock of each direct, material wholly owned restricted subsidiary of the Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a first-priority perfected security interest in substantially all of the Company’s Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties
The Amended and Restated Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold.
As of June 29, 2013, there was $24.8 million drawn under the Company’s ABL facilities and $160.9 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities were 4.3% and 4.0% as of June 29, 2013, respectively. The Company had letters of credit outstanding of $11.0 million as of June 29, 2013 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 29, 2013 are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at the beginning of the period	$(23,287)	$6,040	$(17,247)
Other comprehensive loss before reclassifications	—	(15,272)	(15,272)
Reclassifications out of accumulated other comprehensive loss	305	—	305
Balance at the end of the period	$(22,982)	$(9,232)	$(32,214)
Reclassifications out of accumulated other comprehensive loss for the quarter and six months ended June 29, 2013 consist of the following (in thousands):

	Quarter Ended June 29, 2013	Six Months Ended June 29, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$5	$10
Amortization of unrecognized cumulative actuarial net loss	182	366
Total before tax	187	376
Tax benefit	(35)	(71)
Net of tax	$152	$305
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

10. Retirement Plans
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
The Company also provides postretirement benefits other than pension (“OPEB plans”) including health care or life insurance benefits to certain U.S. and Canadian retirees and in some cases, their spouses and dependents. The Company’s postretirement benefit plans in the U.S. include an unfunded health care plan for hourly workers at the Company’s former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. There are three other U.S. unfunded plans covering either life insurance or health care benefits for small frozen groups of retirees. The Company’s foreign postretirement benefit plan provides life insurance benefits to active members at its Pointe Claire, Quebec plant and a closed group of Canadian salaried retirees. The actuarial valuation measurement date for the defined benefit pension plans and postretirement benefits other than pension is December 31.
Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	June 29, 2013			June 30, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$268	$704	$3	$178	$594	$3
Interest cost	721	945	49	761	963	62
Expected return on assets	(887)	(979)	—	(813)	(914)	—
Amortization of unrecognized:
Prior service costs	—	5	—	—	6	—
Cumulative actuarial net loss	49	131	2	2	11	—
Net periodic benefit cost	$151	$806	$54	$128	$660	$65

	Six Months Ended
	June 29, 2013			June 30, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$535	$1,421	$7	$356	$1,203	$7
Interest cost	1,442	1,907	99	1,521	1,950	123
Expected return on assets	(1,774)	(1,976)	—	(1,626)	(1,851)	—
Amortization of unrecognized:
Prior service costs	—	10	—	—	11	—
Cumulative actuarial net loss	98	264	4	4	22	—
Net periodic benefit cost	$301	$1,626	$110	$255	$1,335	$130
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

11. Commitments and Contingencies
The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, after giving effect to existing insurance coverage, is expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. From time to time, the Company is also involved in proceedings and potential proceedings relating to environmental and product liability matters.
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s indirect wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $228,000 standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $339,500. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, the Company cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
On September 6, 2012, the Court issued an order granting defendants’ request for consolidation of all cases under a single caption, proceeding on a single track. The Court also ordered plaintiffs to file their single consolidated amended complaint by September 19, 2012, which plaintiffs did.
On February 13, 2013, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. The Settlement was preliminarily approved by the Court on March 5, 2013. On August 1, 2013 following a fairness hearing the Court issued a final judgment and order approving the Settlement (“Final Judgment and Order”). The Settlement will be effective on September 2, 2013 when the time period for appealing the Final Judgment and Order ends.
The Settlement provides for the certification of a class for settlement purposes only of commercial and residential property owners who purchased steel siding manufactured and warranted by the Company during the period January 1, 1991 to the date on which notice of the proposed Settlement is first sent to settlement class members and whose siding allegedly experienced “Steel Peel,” which is characterized for the purposes of settlement by the separation of any layer of the finish on the steel siding from the steel siding itself. Subject to the terms and conditions of the Settlement, the Company has agreed that (1) the first time an eligible settlement class member submits a valid Steel Peel warranty claim for siding, the Company will, at its option, repair or replace the siding or, at such class member’s option, make a cash settlement payment to such class member equal to the cost to the Company of the repair or replacement option selected by the Company; (2) the second time such class member submits a valid Steel Peel warranty claim for the same siding, the same options will be available; and (3) the third time such a claim is submitted, such class member may elect to have the Company either refinish or replace the siding or may elect to receive a one-time $8,000 payment. If the $8,000 payment option is chosen, the Company will have no further obligation to such class member in connection with the warranty.
Under the Settlement, the Company has agreed to pay the sum of $2.5 million to compensate class counsel for attorneys’ fees and litigation expenses incurred and to be incurred in connection with the lawsuit. The Company also paid $0.6 million associated with executing the notice provisions of the Settlement. The Company expects to incur additional warranty costs associated with the Settlement, however, the Company does not believe the incremental costs, which currently cannot be estimated for recognition purposes, will be material.
The Settlement does not constitute an admission of liability, culpability, negligence or wrongdoing on the Company’s part, and the Company believes it has valid defenses to the claims asserted. Upon final approval by the court, the Settlement will release all claims that were or could have been asserted against the Company in the lawsuit or that relate to any aspect of the subject matter of the lawsuit.
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
12. Business Segments
The Company is in the single business of manufacturing and distributing exterior residential building products. Net sales by principal product offering are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Vinyl windows	$102,559	$98,469	$170,194	$165,357
Vinyl siding products	61,123	65,274	100,860	108,632
Metal products	46,136	46,565	77,997	82,232
Third-party manufactured products	89,268	83,986	140,284	136,080
Other products and services	25,489	20,097	44,224	35,044
	$324,575	$314,391	$533,559	$527,345
13. Subsidiary Guarantors
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
Associated Materials Canada Limited, Gentek Canada Holdings Limited and Gentek Buildings Products Limited Partnership are Canadian companies and do not guarantee the 9.125% notes. In the opinion of management, separate financial statements of the respective Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors.

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 29, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,278	$—	$—	$3,824	$—	$13,102
Accounts receivable, net	110,803	—	13,607	32,233	—	156,643
Intercompany receivables	380,259	—	53,635	1,794	(435,688)	—
Inventories	118,365	—	10,878	39,256	—	168,499
Income taxes receivable	—	—	29	1,763	—	1,792
Deferred income taxes	5,317	—	3,417	—	—	8,734
Prepaid expenses and other current assets	8,103	—	860	3,489	—	12,452
Total current assets	632,125	—	82,426	82,359	(435,688)	361,222
Property, plant and equipment, net	64,655	—	1,730	35,712	—	102,097
Goodwill	300,642	—	24,650	149,134	—	474,426
Other intangible assets, net	389,748	—	44,879	144,078	—	578,705
Investment in subsidiaries	(48,645)	—	(140,116)	—	188,761	—
Intercompany receivable	—	835,809	—	—	(835,809)	—
Other assets	22,806	—	88	2,082	—	24,976
Total assets	$1,361,331	$835,809	$13,657	$413,365	$(1,082,736)	$1,541,426
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$91,677	$—	$12,188	$34,594	$—	$138,459
Intercompany payables	1,794	—	—	433,894	(435,688)	—
Accrued liabilities	59,877	—	8,349	8,983	—	77,209
Deferred income taxes	1,415	—	—	3,289	—	4,704
Income taxes payable	1,434	—	—	1,140	—	2,574
Total current liabilities	156,197	—	20,537	481,900	(435,688)	222,946
Deferred income taxes	76,969	—	17,633	34,362	—	128,964
Other liabilities	89,933	—	24,132	32,465	—	146,530
Long-term debt	855,809	835,809	—	4,754	(835,809)	860,563
Member’s equity	182,423	—	(48,645)	(140,116)	188,761	182,423
Total liabilities and member’s equity	$1,361,331	$835,809	$13,657	$413,365	$(1,082,736)	$1,541,426

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended June 29, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$248,981	$—	$49,065	$78,405	$(51,876)	$324,575
Cost of sales	188,018	—	45,957	60,281	(51,876)	242,380
Gross profit	60,963	—	3,108	18,124	—	82,195
Selling, general and administrative expenses	49,868	—	1,369	11,566	—	62,803
Income from operations	11,095	—	1,739	6,558	—	19,392
Interest expense, net	19,741	—	—	650	—	20,391
Foreign currency loss	—	—	—	178	—	178
(Loss) income before income taxes	(8,646)	—	1,739	5,730	—	(1,177)
Income tax expense (benefit)	469	—	(42)	1,535	—	1,962
(Loss) income before equity income (loss) from subsidiaries	(9,115)	—	1,781	4,195	—	(3,139)
Equity income (loss) from subsidiaries	5,976	—	4,195	—	(10,171)	—
Net (loss) income	(3,139)	—	5,976	4,195	(10,171)	(3,139)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	152	—	108	100	(208)	152
Foreign currency translation adjustments, net of tax	(9,729)	—	(9,729)	(9,729)	19,458	(9,729)
Total comprehensive (loss) income	$(12,716)	$—	$(3,645)	$(5,434)	$9,079	$(12,716)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Six Months Ended June 29, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$410,744	$—	$84,895	$124,605	$(86,685)	$533,559
Cost of sales	316,319	—	79,284	97,692	(86,685)	406,610
Gross profit	94,425	—	5,611	26,913	—	126,949
Selling, general and administrative expenses	94,272	—	2,804	22,562	—	119,638
Income from operations	153	—	2,807	4,351	—	7,311
Interest expense, net	38,194	—	—	1,038	—	39,232
Foreign currency loss	—	—	—	431	—	431
(Loss) income before income taxes	(38,041)	—	2,807	2,882	—	(32,352)
Income tax expense (benefit)	1,415	—	(76)	792	—	2,131
(Loss) income before equity income (loss) from subsidiaries	(39,456)	—	2,883	2,090	—	(34,483)
Equity income (loss) from subsidiaries	4,973	—	2,090	—	(7,063)	—
Net (loss) income	(34,483)	—	4,973	2,090	(7,063)	(34,483)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	305	—	218	202	(420)	305
Foreign currency translation adjustments, net of tax	(15,272)	—	(15,272)	(15,272)	30,544	(15,272)
Total comprehensive (loss) income	$(49,450)	$—	$(10,081)	$(12,980)	$23,061	$(49,450)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 29, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash used in operating activities	$(37,182)	$—	$(2,452)	$(330)	$(39,964)
Investing Activities
Capital expenditures	(4,149)	—	(10)	(308)	(4,467)
Supply center acquisition	(348)	—	—	—	(348)
Proceeds from the sale of assets	47	—	—	—	47
Net cash used in investing activities	(4,450)	—	(10)	(308)	(4,768)
Financing Activities
Borrowings under ABL facilities	69,891	—	—	31,053	100,944
Payments under ABL facilities	(119,391)	—	—	(34,767)	(154,158)
Intercompany transactions	(9,023)	—	2,462	6,561	—
Equity contribution from parent	742	—	—	—	742
Issuance of senior notes	106,000	—	—	—	106,000
Financing costs	(4,629)	—	—	(475)	(5,104)
Net cash provided by financing activities	43,590	—	2,462	2,372	48,424
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(184)	(184)
Net increase in cash and cash equivalents	1,958	—	—	1,550	3,508
Cash and cash equivalents at beginning of period	7,320	—	—	2,274	9,594
Cash and cash equivalents at end of period	$9,278	$—	$—	$3,824	$13,102

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,320	$—	$—	$2,274	$—	$9,594
Accounts receivable, net	91,556	—	9,179	20,652	—	121,387
Intercompany receivables	371,236	—	56,097	1,794	(429,127)	—
Inventories	83,523	—	7,359	27,083	—	117,965
Income taxes receivable	—	—	—	2,690	—	2,690
Deferred income taxes	5,317	—	3,417	—	—	8,734
Prepaid expenses and other current assets	5,025	—	784	2,962	—	8,771
Total current assets	563,977	—	76,836	57,455	(429,127)	269,141
Property, plant and equipment, net	67,236	—	1,947	39,269	—	108,452
Goodwill	300,641	—	24,650	157,322	—	482,613
Other intangible assets, net	399,650	—	45,104	154,890	—	599,644
Investment in subsidiaries	(38,564)	—	(127,136)	—	165,700	—
Intercompany receivable	—	730,000	—	—	(730,000)	—
Other assets	20,207	—	171	2,056	—	22,434
Total assets	$1,313,147	$730,000	$21,572	$410,992	$(993,427)	$1,482,284
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$54,003	$—	$4,826	$15,482	$—	$74,311
Intercompany payables	1,794	—	—	427,333	(429,127)	—
Accrued liabilities	55,599	—	10,173	9,525	—	75,297
Deferred income taxes	—	—	—	3,469	—	3,469
Income taxes payable	1,495	—	3,053	1,149	—	5,697
Total current liabilities	112,891	—	18,052	456,958	(429,127)	158,774
Deferred income taxes	76,968	—	17,633	36,176	—	130,777
Other liabilities	92,733	—	24,451	36,289	—	153,473
Long-term debt	799,500	730,000	—	8,705	(730,000)	808,205
Member’s equity	231,055	—	(38,564)	(127,136)	165,700	231,055
Total liabilities and member’s equity	$1,313,147	$730,000	$21,572	$410,992	$(993,427)	$1,482,284

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended June 30, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$235,619	$—	$48,412	$81,971	$(51,611)	$314,391
Cost of sales	176,115	—	45,164	64,017	(51,611)	233,685
Gross profit	59,504	—	3,248	17,954	—	80,706
Selling, general and administrative expenses	47,605	—	1,294	10,643	—	59,542
Income from operations	11,899	—	1,954	7,311	—	21,164
Interest expense, net	18,399	—	—	526	—	18,925
Foreign currency loss	—	—	—	199	—	199
(Loss) income before income taxes	(6,500)	—	1,954	6,586	—	2,040
Income tax expense (benefit)	41	—	(88)	1,714	—	1,667
(Loss) income before equity income (loss) from subsidiaries	(6,541)	—	2,042	4,872	—	373
Equity income (loss) from subsidiaries	6,914	—	4,872	—	(11,786)	—
Net income (loss)	373	—	6,914	4,872	(11,786)	373
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	24	—	24	24	(48)	24
Foreign currency translation adjustments, net of tax	(6,513)	—	(6,513)	(6,513)	13,026	(6,513)
Total comprehensive (loss) income	$(6,116)	$—	$425	$(1,617)	$1,192	$(6,116)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Six Months Ended June 30, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$395,479	$—	$85,733	$134,495	$(88,362)	$527,345
Cost of sales	304,158	—	81,476	108,273	(88,362)	405,545
Gross profit	91,321	—	4,257	26,222	—	121,800
Selling, general and administrative expenses	94,768	—	3,179	21,065	—	119,012
(Loss) income from operations	(3,447)	—	1,078	5,157	—	2,788
Interest expense, net	36,777	—	—	835	—	37,612
Foreign currency loss	—	—	—	237	—	237
(Loss) income before income taxes	(40,224)	—	1,078	4,085	—	(35,061)
Income tax expense (benefit)	1,406	—	(36)	1,066	—	2,436
(Loss) income before equity income (loss) from subsidiaries	(41,630)	—	1,114	3,019	—	(37,497)
Equity income (loss) from subsidiaries	4,133	—	3,019	—	(7,152)	—
Net (loss) income	(37,497)	—	4,133	3,019	(7,152)	(37,497)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	24	—	24	24	(48)	24
Foreign currency translation adjustments, net of tax	1,441	—	1,441	1,441	(2,882)	1,441
Total comprehensive (loss) income	$(36,032)	$—	$5,598	$4,484	$(10,082)	$(36,032)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(41,943)	$—	$10,991	$(4,270)	$(35,222)
Investing Activities
Capital expenditures	(1,498)	—	(67)	(242)	(1,807)
Proceeds from the sale of assets	7	—	—	—	7
Net cash used in investing activities	(1,491)	—	(67)	(242)	(1,800)
Financing Activities
Borrowings under ABL facilities	59,945	—	—	57,356	117,301
Payments under ABL facilities	(49,501)	—	—	(35,685)	(85,186)
Intercompany transactions	31,178	—	(10,924)	(20,254)	—
Equity contribution from parent	80	—	—	—	80
Financing costs	(100)	—	—	(11)	(111)
Net cash provided by (used in) financing activities	41,602	—	(10,924)	1,406	32,084
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(37)	(37)
Net decrease in cash and cash equivalents	(1,832)	—	—	(3,143)	(4,975)
Cash and cash equivalents at beginning of period	7,855	—	—	3,519	11,374
Cash and cash equivalents at end of period	$6,023	$—	$—	$376	$6,399

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report and under Part II, Item 1A. “Risk Factors” or elsewhere in this report.
Overview
Associated Materials, LLC (“we,” “us”, “our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools, and provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 123 company-operated supply centers, through which we sell directly to our contractor customers, and our director sales channel. Through our direct sales channel, we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek® UltraGuard® and Preservation®.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong as homes continue to get older, pent-up demand in the residential repair and remodeling market normalizes, household formation is expected to be strong, demand for energy efficiency products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future.
Our net sales for the quarter and six months ended June 29, 2013 were $324.6 million and $533.6 million, respectively, representing increases of 3.2% and 1.2%, respectively, from the same periods in 2012. The increase in sales dollars was primarily driven by strong demand in the new construction market and improvement in the residential repair and remodeling market. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 14% and 28%, respectively, of our net sales for the quarter ended June 29, 2013 and approximately 32%, 19%, 15% and 26%, respectively, of our net sales for the six months ended June 29, 2013. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 21%, 15% and 27%, respectively, of our net sales for the quarter ended June 30, 2012 and approximately 31%, 21%, 15% and 26%, respectively, of our net sales for the six months ended June 30, 2012. Our gross profit for the quarter and six months ended June 29, 2013 was up $1.5 million and $5.1 million, respectively, or 1.9% and 4.2%, respectively, compared to the same periods in 2012, primarily due to higher sales volume in our more profitable integrated business and favorable pricing relating to window products, partially offset by unfavorable product and customer mix and investments in our workforce. Selling, general and administrative costs for the quarter and six months ended June 29, 2013 increased $3.3 million and $0.6 million, respectively, compared to the same periods in 2012.
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
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products. For financial information about our reportable segment as well as the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the audited consolidated financial statements included in our Annual Report.
On April 18, 2013, our Company, our parent company, Associated Materials Incorporated (formerly known as AMH Intermediate Holdings Corp.) (“Holdings”), and certain direct or indirect wholly owned U.S. and Canadian restricted subsidiaries of our Company entered into an amended and restated revolving credit agreement (the “Amended and Restated

Revolving Credit Agreement”), which amends our revolving credit agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”) to, among other things, reduce the interest rate margins in respect of the loans by 75 basis points, extend the maturity of the loans and commitments to the earlier of (1) April 18, 2018 and (2) 90 days prior to the maturity of our 9.125% Senior Secured Notes due 2017 (the “9.125% notes”) and permit the offering of the new notes (as defined below).
On May 1, 2013, our Company and AMH New Finance, Inc. issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) in a private placement. We used the net proceeds of the offering to repay outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes issued on October 13, 2010 as supplemented by a supplemental indenture (the “Indenture”). See “Liquidity and Capital Resources — Description of Our Indebtedness.”
We believe these transactions will enhance our liquidity profile and provide us flexibility to invest in the business to take advantage of opportunities presented as the housing sector rebounds.
On July 9, 2013, AMH Investment Holdings Corp. amended its certificate of incorporation to change its name from AMH Investment Holdings Corp. to Associated Materials Group, Inc. (“Parent”).
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$324,575	$314,391	$533,559	$527,345
Cost of sales	242,380	233,685	406,610	405,545
Gross profit	82,195	80,706	126,949	121,800
Selling, general and administrative expenses	62,803	59,542	119,638	119,012
Income from operations	19,392	21,164	7,311	2,788
Interest expense, net	20,391	18,925	39,232	37,612
Foreign currency loss	178	199	431	237
(Loss) income before income taxes	(1,177)	2,040	(32,352)	(35,061)
Income tax expense	1,962	1,667	2,131	2,436
Net (loss) income	$(3,139)	$373	$(34,483)	$(37,497)
Other Data:
EBITDA (1)	$30,075	$34,046	$28,624	$28,756
Adjusted EBITDA (1)	34,261	36,020	32,959	33,260

(1)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under our Amended and Restated Revolving Credit Agreement and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. In addition, our ABL facilities and the Indenture governing the 9.125% notes have certain covenants that apply ratios utilizing this measure of Adjusted EBITDA. EBITDA and Adjusted EBITDA have not been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with U.S. GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with U.S. GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with U.S. GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net (loss) income	$(3,139)	$373	$(34,483)	$(37,497)
Interest expense, net	20,391	18,925	39,232	37,612
Income tax expense	1,962	1,667	2,131	2,436
Depreciation and amortization	10,861	13,081	21,744	26,205
EBITDA	30,075	34,046	28,624	28,756
Purchase accounting related adjustments (a)	(967)	(967)	(1,929)	(1,937)
Executive officer separation and hiring costs (b)	1,115	1,228	1,136	2,875
Bank audit fees (c)	1	42	34	42
Loss on disposal or write-offs of assets	64	8	96	26
Stock-based compensation expense (d)	38	25	76	51
Other normalizing and unusual items (e)	3,757	565	4,491	1,537
Non-cash expense adjustments (f)	—	874	—	1,673
Foreign currency loss (g)	178	199	431	237
Run-rate cost savings (h)	—	—	—	—
Adjusted EBITDA	$34,261	$36,020	$32,959	$33,260

(a)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the merger in October 13, 2010 (“Merger”), which include the following (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Pension expense adjustment (i)	$(667)	$(670)	$(1,336)	$(1,342)
Amortization related to fair value adjustment of leased facilities (ii)	(117)	(114)	(227)	(228)
Amortization related to warranty liabilities (iii)	(183)	(183)	(366)	(367)
Total	$(967)	$(967)	$(1,929)	$(1,937)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(b)
Represents (i) separation and hiring costs incurred in 2013, primarily related to make-whole payments to Mr. Burris, our President and Chief Executive Officer and Mr. Morrisroe, our Senior Vice Present, Chief Financial Officer. Pursuant to their respective employment agreements, these payments provide compensation to offset losses recognized on the sale of their respective residences to relocate near our corporate headquarters and (ii) separation and hiring costs incurred in 2012, including payroll taxes and certain benefits and professional fees related to the resignation of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary in February 2012, the resignation of Mr. Haumesser, our former Senior Vice President of Human Resources in April 2012, the hiring of Mr. Morrisroe, our Senior Vice President, Chief Financial Officer in February 2012, the hiring of Mr. Nagle, our President, AMI Distribution in February 2012 and the hiring of Mr. Kenyon, our Senior Vice President and Chief Human Resources Officer in June 2012.

(c)	Represents bank audit fees incurred under our current and prior ABL facilities.

(d)	Represents stock-based compensation related to restricted shares issued to certain directors and officers.

(e)	Represents the following (in thousands):

	Quarters Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Professional fees (i)	$3,577	$329	$4,015	$712
Accretion on lease liability (ii)	127	130	276	258
Excess severance costs (iii)	6	113	65	122
Excess legal expense (iv)	47	(7)	135	445
Total	$3,757	$565	$4,491	$1,537

(i)	Represents management’s estimate of unusual consulting and advisory fees primarily associated with cost savings and other strategic initiatives.

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

(f)	Represents the non-cash expense relating to warranty provision in excess of claims paid.

(g)	Represents foreign currency (gain) loss recognized in the income statement, including (gain) loss on foreign currency exchange hedging agreements.

(h)
Represents our estimate of run-rate cost savings related to actions taken or to be taken within 12 months after the consummation of any acquisition, amalgamation, merger or operational change and prior to or during such period, calculated on a pro forma basis as though such cost savings had been realized on the first day of the period for which Adjusted EBITDA is being calculated, net of the amount of actual benefits realized during such period from such actions and net of the further adjustments required by the ABL facilities and the Indenture, as described below.

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. The run-rate cost savings were estimated to be approximately $13 million and $14 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Our revolving credit agreement and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $10.7 million of the approximately $13 million of cost savings identified for the four consecutive fiscal quarters ended June 29, 2013 and $9.9 million of the approximately $14 million for the four consecutive fiscal quarters ended June 30, 2012 have been included in the Adjusted EBITDA run-rate for purposes of calculating our debt covenants. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run rate cost savings when calculating Adjusted EBITDA for the six months ended June 29, 2013 and June 30, 2012.
Quarter Ended June 29, 2013 Compared to Quarter Ended June 30, 2012
Net sales were $324.6 million for the second quarter of 2013, an increase of $10.2 million, or 3.2%, compared to $314.4 million for the same period in 2012. The increase was primarily due to a $6.1 million, or 35.4% increase in net sales in our Installed Sales Solutions (“ISS”) business and a $4.1 million, or 4.2%, increase in vinyl windows sales as a result of an increase in unit volume of approximately 6%. Both our ISS and window business benefited from increased demand in the new construction market. Our window sales were also favorably impacted by improvement in the repair and remodeling market. In addition, net sales for third-party manufactured products including roofing increased $5.3 million, or 6.3%, compared to the prior year period. Partially offsetting these increases was a $4.2 million decline in sales of vinyl siding as a result of decreased unit volume of approximately 4%, largely due to soft siding market conditions.
Gross profit in the second quarter of 2013 was $82.2 million, or 25.3% of net sales, compared to gross profit of $80.7 million, or 25.7% of net sales, for the same period in 2012. The increase of $1.5 million in gross profit was primarily the result of higher sales volumes in our ISS business, vinyl windows and third-party manufactured products, lower material costs for certain products and lower depreciation expense. The decline in gross profit as a percentage of sales was largely due to a shift in product and customer mix compared to the same period in 2012 and investments in our workforce.

Selling, general and administrative expenses were $62.8 million, or 19.3% of net sales, for the second quarter of 2013 versus $59.5 million, or 18.9% of net sales, for the same period in 2012. The increase of $3.3 million in selling, general and administrative expenses was primarily due to an increase in consulting fees associated with corporate strategic initiatives.
Income from operations was $19.4 million for the quarter ended June 29, 2013 and $21.2 million for the quarter ended June 30, 2012.
Interest expense was $20.4 million and $18.9 million for the quarters ended June 29, 2013 and June 30, 2012, respectively. The $1.5 million increase in interest expense primarily relates to the additional $100 million of 9.125% senior secured notes issued on May 1, 2013, partially offset by lower interest rates and a lower outstanding balance on the ABL Facilities.
The income tax expense of $2.0 million for the second quarter of 2013 reflected a negative effective income tax rate of 166.7%, whereas the income tax expense of $1.7 million for the same period in 2012 reflected an effective income tax rate of 81.7%. The change in the tax rate was primarily the result of higher losses before income taxes in the U. S., where there is a valuation allowance against our net deferred tax asset, compared to the same period in 2012. There were no tax benefits recognized for U.S. losses in either period.
Net loss for the quarter ended June 29, 2013 was $3.1 million compared to a net income of $0.4 million for the same period in 2012.
Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012
Net sales were $533.6 million for the six months ended June 29, 2013, an increase of $6.2 million, or 1.2%, compared to $527.3 million for the same period in 2012. The increase in net sales was primarily driven by continuing growth in our ISS business. Net sales for ISS increased $9.8 million, or 31.8% compared to the same period in 2012. The improvement in net sales was also due to an increase in vinyl window sales of $4.8 million, or 2.9% primarily as a result of an increase in unit volume of approximately 4%. Both our ISS and window business benefited from increased demand in the new construction market. Our window sales were also favorably impacted by improvement in the residential repair and remodeling market. In addition, net sales for third-party manufactured products increased $4.2 million or 3.1%, compared to the same period in 2012. Partially offsetting these increases was a $7.8 million decline in vinyl siding sales as a result of a decline in unit volume of approximately 5%, and a $4.2 million decrease in metal products sales, compared to the same period in 2012, largely due to the soft siding market conditions.
Gross profit in the six months ended June 29, 2013 was $126.9 million, or 23.8% of net sales, compared to gross profit of $121.8 million, or 23.1% of net sales, for the same period in 2012. The increase of $5.1 million in gross profit was primarily driven by higher sales volumes in ISS business, vinyl windows and third-party manufactured products, lower depreciation expense and lower material costs for certain products. The increase in gross profit as a percentage of sales was primarily due to an increase in sales in our more profitable integrated business and favorable pricing relating to window products, partially offset by unfavorable product and customer mix and investments in our workforce.
Selling, general and administrative expenses were $119.6 million, or 22.4% of net sales, for the six months ended June 29, 2013 versus $119.0 million, or 22.6% of net sales, for the same period in 2012. The increase of $0.6 million in selling, general and administrative expenses was primarily the result of an increase in consulting fees of $3.2 million associated with corporate strategic initiatives, offset by a $1.7 million decrease in executive officers’ separation and hiring costs and a $1.2 million decrease in marketing costs.
Income from operations was $7.3 million for the six months ended June 29, 2013 and $2.8 million for the six months ended June 30, 2012.
Interest expense was $39.2 million and $37.6 million for the six months ended June 29, 2013 and June 30, 2012, respectively. The $1.6 million increase in interest expense in the current year primarily relates to the additional $100 million of 9.125% senior secured notes issued on May 1, 2013, partially offset by lower interest rates and a lower principal balance on the ABL Facilities.
The income tax expense of $2.1 million for the six months ended June 29, 2013 reflected a negative effective income tax rate of 6.6%, whereas the income tax expense of $2.4 million for the same period in 2012 reflected a negative effective income tax rate of 6.9%. The income tax expense in both periods was primarily a result of the U.S. taxation of income from foreign operations and losses in the U.S. operations for which no tax benefits were recognized.
Net loss for the six months ended June 29, 2013 was $34.5 million compared to a net loss of $37.5 million for the same period in 2012.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. We do not believe that the adoption of the provisions of ASU 2013-11 will have an impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires the disclosure of additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. Required disclosures include disaggregation of the total change of each component of other comprehensive income and the separate presentation of reclassification adjustments and current-period other comprehensive income. In addition, ASU 2013-02 requires the presentation of information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective, prospectively, for fiscal years and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 concerns presentation and disclosure only. Adoption of the provisions of ASU 2013-02 at the beginning of 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 29, 2013	June 30, 2012
Net cash used in operating activities	$(39,964)	$(35,222)
Net cash used in investing activities	(4,768)	(1,800)
Net cash provided by financing activities	48,424	32,084
At June 29, 2013, we had cash and cash equivalents of $13.1 million and available borrowing capacity of $160.9 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that our cash flow from operations, borrowing capacity under the credit facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain our current operations and capital expenditure requirements and service our debt obligations for at least the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities was $40.0 million for the six months ended June 29, 2013, compared to $35.2 million for the same period in 2012, which was a $4.8 million increase in the use of cash from the comparable prior year period. Changes in accounts receivable was a use of cash of $37.9 million for the six months ended June 29, 2013, compared to a use of cash of $32.6 million for the six months ended June 30, 2012. The net decrease in cash flow from accounts receivable of $5.3 million reflected an increase in sales volume in the current year period compared to the prior year period as well as timing of collections from customers. Changes in inventory was a use of cash of $52.3 million during the six months ended June 29, 2013, compared to a use of cash of $45.8 million during the six months ended June 30, 2012. The higher usage of cash in the current period was primarily due to increase in inventory to support higher seasonal demand in the third quarter. Change in accounts payable and accrued liabilities were a source of cash of $68.2 million for the six months ended June 29, 2013, compared to a source of cash of $60.6 million for the six months ended June 30, 2012, which was a net increase in cash flows of $7.6 million primarily as a result of increased inventory purchases. Cash flows used in operating activities for the six months ended June 29, 2013 include income tax payments of $3.1 million compared to $9.0 million of income tax payments for the same period in 2012.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 29, 2013 consisted of $4.5 million of capital expenditures primarily related to investments in our new window platform to be launched in 2014 and $0.3 million for a supply center acquisition. During the six months ended June 30, 2012, net cash used in investing activities consisted of capital expenditures of $1.8 million primarily related to various investments at our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 29, 2013 included proceeds of $106.0 million from the issuance of the additional 9.125% senior secured notes on May 1, 2013, borrowings of $100.9 million under our ABL facilities and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $154.2 million under our ABL facilities and $5.1 million of financing costs related to issuance of the additional 9.125% senior secured notes and amendment of our ABL facilities during the quarter ended June 29, 2013. Net cash used in financing activities for the six months ended June 30, 2012 included borrowings of $117.3 million under our ABL facilities offset by repayments of $85.2 million.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and our wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017. The 9.125% notes bear interest at a rate of 9.125% per annum and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”). Interest payments are remitted on a semi-annual basis on May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes issued in October 2010 (the “existing notes”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $5.8 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of June 29, 2013.
Pursuant to the terms of a registration rights agreement, the Issuers and the guarantors have agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the new notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the new notes. We will use our commercially reasonable efforts to cause the exchange offer to be completed, or if required, to have a shelf registration statement declared effective, on or prior to the date that is 180 days after the issue date of the new notes. Such exchange notes, if issued, are expected to have the same CUSIP and ISIN numbers as, and to trade fungibly with, the existing notes. Prior to that, the new notes will be issued under CUSIP and ISIN numbers that are different from those of the existing notes and will trade separately from the existing notes. If we fail to meet this target (a “registration default”), the annual interest rate on the new notes will increase by 0.25%. The annual interest rate on the new notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 9.75%. If we correct the registration default, the interest rate on the new notes will revert to the original level.
The 9.125% notes have an estimated fair value, classified as Level 1, of $879.8 million (at carrying value of $830.0 million) and $742.8 million (at carrying value of $730.0 million) based on quoted market prices as of June 29, 2013 and December 29, 2012, respectively.

We may from time to time, in our sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On July 15, 2013, Parent announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its common stock, and that it intends to use proceeds from the offering to redeem a portion of the outstanding 9.125% notes.
ABL Facilities
On April 18, 2013, our Company, Holdings, certain direct or indirect wholly owned U.S. and Canadian restricted subsidiaries of our Company designated as a borrower or guarantor under the revolving credit agreement governing the ABL facilities, certain of the lenders party to the revolving credit agreement governing the ABL facilities, UBS AG, Stamford Branch and UBS AG Canada Branch, as administrative and collateral agents, and Wells Fargo Capital Finance, LLC, as co-collateral agent, amended and restated the revolving credit agreement governing the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing on the date that is the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. The $150.0 million U.S. facility consisted of $141.5 million of U.S. tranche A revolving credit commitments and $8.5 million of U.S. tranche B revolving credit commitments. The $75.0 million Canadian facility consisted of $71.5 million of Canadian tranche A revolving credit commitment and $3.5 million of Canadian tranche B revolving credit commitments. During the quarter ended June 29, 2013, we terminated the tranche B revolving credit commitments of $12.0 million in accordance with the Amended and Restated Revolving Credit Agreement and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00%, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.00%, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base
Availability under the U.S. and Canadian facilities are subject to a borrowing base, which is based on eligible accounts receivable and inventory of certain of our U.S. subsidiaries and eligible accounts receivable, inventory and, with respect to the Canadian tranche A revolving credit loans, equipment and real property, of certain of our Canadian subsidiaries, after adjusting for customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that eligible accounts receivable, inventory, equipment and real property decline, the borrowing base will decrease and the availability under the ABL facilities may decrease below $213.0 million. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. and Canadian facilities exceeds the borrowing base or the aggregate revolving credit commitments, we are required to prepay borrowings to eliminate the excess.
Guarantors
All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly owned material U.S. restricted subsidiary of our Company and the direct parent of our Company, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly owned material Canadian restricted subsidiary of our Company, other than certain excluded subsidiaries (“Canadian guarantors,” and together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
Security
The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a first-priority perfected security interest in substantially all of the present and future property and assets of our Company, including a first priority security interest in the capital stock of our Company and a second-priority security interest in the capital stock of each direct, material wholly owned restricted subsidiary of our Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a first-priority perfected security interest in substantially all of our Canadian assets, including a first priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties
The Amended and Restated Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold.
As of June 29, 2013, there was $24.8 million drawn under our ABL facilities and $160.9 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities were 4.3% and 4.0% as of June 29, 2013, respectively. We had letters of credit outstanding of $11.0 million as of June 29, 2013 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing Consolidated EBITDA (as defined in such debt instruments) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.30:1.00 for the four consecutive fiscal quarter test period ended June 29, 2013. Our Amended and Restated Revolving Credit Agreement and the Indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of August 8, 2013, we have not triggered such fixed charge coverage ratio covenant for 2013, and we currently do not expect to be required to test such covenant for the remainder of fiscal year 2013, although as of August 8, 2013 we would be in compliance with such covenant if it were required to be tested. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors” in our Annual Report.
EBITDA is calculated by reference to net income plus interest and amortization of other financing costs, provision for income taxes, depreciation and amortization. Consolidated EBITDA, as defined in the Amended and Restated Revolving Credit Agreement and the Indenture, is calculated by adjusting EBITDA to reflect adjustments permitted in calculating covenant compliance under these agreements. Consolidated EBITDA will be referred to as Adjusted EBITDA herein. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financial covenant.
We were in compliance with our debt covenants as of June 29, 2013.

Contractual Obligations
Our future contractual obligations were previously reported in our Annual Report on Form 10-K for the year ended December 29, 2012. On May 1, 2013, the Issuers, issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes due 2017 at an issue price of 106.00% of the principal amount of such notes in a private placement. Since December 29, 2012, there have been no material changes in our contractual obligations or commercial commitments other than the obligation under the aforementioned new notes.
Valuation of Goodwill
We review goodwill for impairment on an annual basis at the beginning of the fourth quarter, or more frequently if events or circumstances change that would impact the value of these assets. The impairment test is conducted using an income approach. As we do not have a market for our equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. Assumptions used in our impairment evaluation, such as long-term sales growth rates, forecasted operating margins and discount rate are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a decline in general economic condition could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The cash flow model used to derive fair value is most sensitive to the discount rate, long-term sales growth rate and forecasted operating margin assumptions used. Our 2012 Step 1 impairment test indicated that the fair value of our enterprise exceeded carrying value by approximately 5% as of December 29, 2012. Relatively small changes in these key assumptions could have resulted in our Company not passing Step 1.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can be negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At June 29, 2013, we had no raw material hedge contracts in place.
Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, it does not assure that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	our substantial level of indebtedness;

•	increases in union organizing activity;

•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	increases in our indebtedness;

•	our ability to comply with certain financial covenants in the Indenture and ABL facilities and the restrictions such indentures impose on our ability to operate our business;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by investment funds affiliated with H&F; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” in our Annual Report and under Part II, Item 1A. “Risk Factors” and elsewhere in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. As of June 29, 2013, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of June 29, 2013, we had borrowings outstanding of $24.8 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total annual interest expense by $0.2 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of June 29, 2013 that bear a fixed interest rate of 9.125% . The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $879.8 million based on quoted market prices as of June 29, 2013.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of June 29, 2013, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.2 million. A 10% strengthening or weakening from the levels experienced during the first quarter of 2013 of the U.S. dollar relative to the Canadian dollar would have resulted in a $0.2 million decrease or increase, respectively, in comprehensive loss for the six months ended June 29, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Items 2, 3, and 4 are not applicable or the answer to such items is none; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 1.	Legal Proceedings
We are involved from time to time in litigation arising in the ordinary course of business, none of which, after giving effect to existing insurance coverage, is expected to have a material adverse effect on our financial position, results of operations or liquidity. From time to time, we are also involved in proceedings and potential proceedings relating to environmental and product liability matters.
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our indirect wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of approximately $100,000 that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $228,000 standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $339,500. Although investigations at this facility are ongoing and it appears probable that a liability will be incurred, we cannot currently estimate the amount of liability that may be associated with this facility as the delineation process has not been completed. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
Product Liability Claims
On September 20, 2010, our Company and our subsidiary, Gentek Buildings Products, Inc. (“Gentek”), were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al (the “Eliason complaint”). The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by our Company and Gentek or their predecessors. The plaintiffs assert a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that our Company and Gentek have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs seek unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. Since such time that the Eliason complaint was filed, seven additional putative class actions have been filed.
On September 6, 2012, the Court issued an order granting defendants’ request for consolidation of all cases under a single caption, proceeding on a single track. The Court also ordered plaintiffs to file their single consolidated amended complaint by September 19, 2012, which plaintiffs did.
On February 13, 2013, we entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. The Settlement was preliminarily approved by the Court on March 5, 2013. On August 1, 2013 following a fairness hearing the Court issued a final judgment and order approving the Settlement (“Final Judgment and Order”).  The Settlement will be effective on September 2, 2013 when the time period for appealing the Final Judgment and Order ends.
The Settlement provides for the certification of a class for settlement purposes only of commercial and residential property owners who purchased steel siding manufactured and warranted by us during the period January 1, 1991 to the date on which notice of the proposed Settlement is first sent to settlement class members and whose siding allegedly experienced “Steel Peel,” which is characterized for the purposes of settlement by the separation of any layer of the finish on the steel siding from the steel siding itself. Subject to the terms and conditions of the Settlement, we have agreed that (1) the first time an eligible settlement class member submits a valid Steel Peel warranty claim for siding, we will, at our option, repair or replace the siding or, at such class member’s option, make a cash settlement payment to such class member equal to the cost to us of the repair or replacement option selected by us; (2) the second time such class member submits a valid Steel Peel warranty claim for the same siding, the same options will be available; and (3) the third time such a claim is submitted, such class member may elect to have us either refinish or replace the siding or may elect to receive a one-time $8,000 payment. If the $8,000 payment option is chosen, we will have no further obligation to such class member in connection with the warranty.
Under the Settlement, we have agreed to pay the sum of $2.5 million to compensate class counsel for attorneys’ fees and litigation expenses incurred and to be incurred in connection with the lawsuit. We paid $0.6 million associated with executing the notice provisions of the Settlement. We expect to incur additional warranty costs associated with the Settlement, however, we do not believe the incremental costs, which currently cannot be estimated for recognition purposes, will be material.
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

Item 1A.	Risk Factors
The risk factors set forth below are in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on March 21, 2013 (“Annual Report”), which includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations, and is incorporated herein by reference.
We may not successfully develop new products or improve existing products, and we may experience delays in the development of new products.
Our success depends on meeting customer needs, and one of the ways in which we meet customer needs is through new product development. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. As material technology for exterior residential building products advances, we will be expected to upgrade and adapt our existing products and production processes and introduce new products in order to continue to provide products incorporating the latest commercial innovations and meet customer expectations. We are currently working on an important update to one of our most popular window platforms. If this update fails to gain commercial acceptance, we may suffer a decline in our competitive position.
While we devote significant attention to the development of new products, we may not be successful in new product development, and our new products may not meet customer expectations or be commercially successful. To the extent we are not able to successfully develop new products, our future sales could be harmed. In addition, interruptions or delays in the development of new products and new or improved production processes could have an adverse effect on our business, financial condition and results of operations.
Increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.
Our financial performance is affected by the cost of labor. As of June 29, 2013, approximately 20% of our employees were represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.
We have a history of operating losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. We experienced net losses of $38.4 million and $202.8 million in 2012 and 2011, respectively, and net losses of $3.1 million and $34.5 million for the quarter and six months ended June 29, 2013, respectively. As of June 29, 2013, our accumulated deficit was $340.7 million. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.

We rely on a variety of intellectual property rights. Any threat to, or impairment of, these rights could cause us to incur costs to defend these rights.
As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands. We also have issued patents and rely on trade secret and copyright protection for certain of our technologies. These protections may not adequately safeguard our intellectual property, and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights, in which case we would have to defend these rights. There is also a risk that third parties, including our current competitors, will claim that our products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers, which may harm our operating results.
 Increases in freight costs could cause our cost of products sold to increase and net income to decrease.
Increases in freight costs can negatively impact our cost to deliver our products to our company-operated supply centers and customers and thus increase our cost of products sold. Freight costs are strongly correlated to oil prices, and increases in fuel prices, surcharges and other factors have increased freight costs and may continue to increase freight costs in the future. As we incur substantial freight costs to transport materials and components from our suppliers and to deliver finished products to our company-operated supply centers and customers, an increase in freight costs could increase our operating costs, which we may be unable to pass to our customers. If we are unable to increase the selling price of our products to our customers to cover any increases in freight costs, our net income may be adversely affected.
We may not be able to consummate and effectively integrate future acquisitions, if any.
We may from time to time engage in strategic acquisitions if we determine that they will provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. In addition, our ability to effectively integrate any potential acquisitions into our existing business and culture may not be successful, which could jeopardize future operational performance for the combined businesses.

Item 5.	Other Information
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which was signed into law on August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires us to disclose whether the Company or any of its “affiliates” has engaged during the quarterly period ended June 29, 2013 in certain activities, including any transaction or dealing with the Government of Iran that is not conducted pursuant to a specific authorization of the U.S. government. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither the Company nor its controlled affiliates have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarterly period ended June 29, 2013.
Funds affiliated with Hellman & Friedman LLC (“H&F”) own a majority interest in the Company. H&F has provided us with the disclosure reproduced below for one of its minority-owned portfolio companies, GTT (defined below), which may be considered an affiliate of H&F under Section 13(r) of the Exchange Act. The Company has no involvement in, control over or knowledge of the activities of GTT, any of its predecessor companies or any of its subsidiaries, and the Company has not independently verified or participated in the preparation of the GTT disclosure.
“Gaztransport & Technigaz S.A.S. (“GTT”), a French engineering company specializing in technology for the maritime transportation and storage of liquefied natural gas entered into a license agreement (the “License Agreement”) with Iran Shipbuilding & Offshore Industries Complex Co. (“ISOICO”) in December 2002. No performance or services were ever made or provided under the License Agreement, and GTT never received any revenues or booked any profits under the License Agreement. On April 30, 2013, pursuant to the terms of the License Agreement, GTT gave notice of termination of the License Agreement, which termination will be effective on December 23, 2013. GTT does not anticipate that any performance will be sought or given under the terms of the License Agreement, and GTT does not intend to have any business with ISOICO in the future.”

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	August 8, 2013	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.1*
Agreement, dated June 17, 2013, between Jerry W. Burris and Choice Relocation Management, LLC (incorporated by reference to Exhibit 10.26 to Associated Materials, LLC’s Registration Statement on Form S-4, filed with the SEC on July 24, 2013).

10.2*
Agreement, dated June 17, 2013, between Paul Morrisroe and Choice Relocation Management, LLC (incorporated by reference to Exhibit 10.27 to Associated Materials, LLC’s Registration Statement on Form S-4, filed with the SEC on July 24, 2013).

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