Form 10-Q
period 2013-09-28
ASSOCIATED MATERIALS, LLC
filed 2013-11-08
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2013, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended September 28, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2013	December 29, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,204	$9,594
Accounts receivable, net	167,452	121,387
Inventories	152,031	117,965
Income taxes receivable	79	2,690
Deferred income taxes	8,734	8,734
Prepaid expenses and other current assets	11,716	8,771
Total current assets	350,216	269,141
Property, plant and equipment, at cost	169,000	162,536
Less accumulated depreciation	66,110	54,084
Property, plant and equipment, net	102,890	108,452
Goodwill	477,500	482,613
Other intangible assets, net	575,154	599,644
Other assets	24,387	22,434
Total assets	$1,530,147	$1,482,284

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$123,834	$74,311
Accrued liabilities	97,462	75,297
Deferred income taxes	4,544	3,469
Income taxes payable	1,371	5,697
Total current liabilities	227,211	158,774
Deferred income taxes	129,944	130,777
Other liabilities	145,503	153,473
Long-term debt	836,523	808,205
Commitments and contingencies
Member’s equity	190,966	231,055
Total liabilities and member’s equity	$1,530,147	$1,482,284
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)
Net sales	$339,905	$325,034	$873,464	$852,379
Cost of sales	257,959	243,430	664,569	648,975
Gross profit	81,946	81,604	208,895	203,404
Selling, general and administrative expenses	57,115	59,451	176,753	178,463
Income from operations	24,831	22,153	32,142	24,941
Interest expense, net	20,328	19,085	59,560	56,697
Foreign currency loss (gain)	124	(17)	555	220
Income (loss) before income taxes	4,379	3,085	(27,973)	(31,976)
Income tax expense	1,884	2,555	4,015	4,991
Net income (loss)	2,495	530	(31,988)	(36,967)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	173	16	478	40
Foreign currency translation adjustments, net of tax	5,828	11,662	(9,444)	13,103
Total comprehensive income (loss)	$8,496	$12,208	$(40,954)	$(23,824)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating Activities	(unaudited)
Net loss	$(31,988)	$(36,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,617	39,402
Deferred income taxes	1,187	(732)
Provision for losses on accounts receivable	622	1,505
Amortization of deferred financing costs and premium on senior notes	3,505	3,350
Loss (gain) on sale or disposal of assets	93	(15)
Other non-cash charges	129	82
Changes in operating assets and liabilities:
Accounts receivable	(47,578)	(38,132)
Inventories	(35,070)	(35,341)
Accounts payable and accrued liabilities	73,006	61,623
Income taxes receivable / payable	(1,846)	(5,403)
Other assets and liabilities	(9,086)	(3,476)
Net cash used in operating activities	(14,409)	(14,104)
Investing Activities
Capital expenditures	(8,899)	(3,720)
Supply center acquisition	(348)	—
Proceeds from the sale of assets	49	88
Net cash used in investing activities	(9,198)	(3,632)
Financing Activities
Borrowings under ABL facilities	123,944	147,574
Payments under ABL facilities	(200,944)	(131,353)
Equity contribution from parent	742	80
Issuance of senior notes	106,000	—
Financing costs	(5,445)	(225)
Net cash provided by financing activities	24,297	16,076
Effect of exchange rate changes on cash and cash equivalents	(80)	(55)
Net increase (decrease) in cash and cash equivalents	610	(1,715)
Cash and cash equivalents at beginning of period	9,594	11,374
Cash and cash equivalents at end of period	$10,204	$9,659
Supplemental information:
Cash paid for interest	$35,700	$36,474
Cash paid for income taxes	$4,438	$11,149
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2013
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
The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and nine months ended September 28, 2013 and September 29, 2012. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 29, 2012, filed with the Securities and Exchange Commission on March 21, 2013 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements for the year ended December 29, 2012 included in its Annual Report. The Company’s contract with Window World, Inc. expired in December 2012 and was renewed in July 2013.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not believe that the adoption of the provisions of ASU 2013-11 will have a material impact on its consolidated financial position, results of operations or cash flows.
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
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	September 28, 2013	December 29, 2012
Allowance for doubtful accounts, current	$3,408	$3,737
Allowance for doubtful accounts, non-current	5,150	5,434
	$8,558	$9,171
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 28, 2013	December 29, 2012
Raw materials	$30,903	$26,749
Work-in-progress	11,008	11,589
Finished goods	110,120	79,627
	$152,031	$117,965
4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or more frequently if events or circumstances change that would impact the value of these assets. The Company did not recognize any impairment losses of its goodwill during the quarters or nine months ended September 28, 2013 and September 29, 2012.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 29, 2012	$482,613
Foreign currency translation	(5,113)
Balance at September 28, 2013	$477,500

The Company’s other intangible assets consist of the following (in thousands):

	September 28, 2013			December 29, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$329,597	$77,031	$252,566	$331,582	$57,897	$273,685
Amortized non-compete agreements	20	10	10	10	5	5
Total amortized intangible assets	329,617	77,041	252,576	331,592	57,902	273,690
Non-amortized trade names	322,578	—	322,578	325,954	—	325,954
Total intangible assets	$652,195	$77,041	$575,154	$657,546	$57,902	$599,644
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment at least annually at the beginning of the fourth quarter and on a more frequent basis if there are indications of potential impairment. The Company did not recognize any impairment losses of its other intangible assets during the quarters or nine months ended September 28, 2013 and September 29, 2012.
Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for amortized customer bases and amortized non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.5 million and $19.6 million for the quarter and nine months ended September 28, 2013, respectively. Amortization expense related to other intangible assets was $6.6 million and $19.7 million for the quarter and nine months ended September 29, 2012, respectively.
5. Manufacturing Restructuring Costs
The Company recorded a manufacturing restructuring liability related to the discontinued use of the warehouse facility adjacent to the Ennis manufacturing plant. The accretion of related lease obligations was reported within selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss). Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance at the beginning of the period	$2,946	$3,602	$3,387	$4,086
Accretion of related lease obligations	118	141	394	399
Payments	(207)	(250)	(924)	(992)
Balance at the end of the period	$2,857	$3,493	$2,857	$3,493
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
6. Product Warranty Costs
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance at the beginning of the period	$96,385	$102,522	$97,471	$101,163
Provision for warranties issued and changes in estimates for pre-existing warranties	1,785	3,035	5,155	8,269
Claims paid	(1,967)	(2,297)	(5,725)	(6,225)
Foreign currency translation	261	499	(437)	552
Balance at the end of the period	$96,464	$103,759	$96,464	$103,759

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
The Company recorded $0.1 million and $1.2 million for separation and hiring costs, including payroll taxes, certain benefits and related professional fees for the quarter and nine months ended September 28, 2013, respectively. Separation and hiring costs were $2.9 million for the nine months ended September 29, 2012, substantially all of which were recorded prior to the quarter ended September 29, 2012. These separation and hiring costs have been recorded as a component of selling, general and administrative expenses. As of September 28, 2013, remaining separation costs payable to the Company’s former executives of $1.3 million are accrued, which will be paid at various dates through 2014.
On June 17, 2013, a third-party relocation company, acting as the Company’s agent, entered into separate agreements with Jerry W. Burris, the Company’s Chief Executive Officer and President, (the “Burris Relocation Agreement”), and Paul Morrisroe, the Company’s Chief Financial Officer, (the “Morrisroe Relocation Agreement”, and together with the Burris Relocation Agreement, the “Relocation Agreements”), pursuant to which such relocation company purchased Mr. Burris’ former primary residence for $1.2 million and Mr. Morrisroe’s former primary residence for $0.5 million. The Relocation Agreements were entered into in furtherance of the relocation arrangements in Mr. Burris’ and Mr. Morrisroe’s respective employment agreements, which were entered into to permit Mr. Burris and Mr. Morrisroe to reside, on a full-time basis, near the Company’s corporate headquarters. The purchase prices of $1.2 million and $0.5 million, respectively, for Mr. Burris’ and Mr. Morrisroe’s former residences were determined based on independent third-party appraisals of the market value of the residences. Pursuant to their respective employment agreements and the Relocation Agreements, the Company paid Mr. Burris and Mr. Morrisroe, make-whole payments of $0.8 million and $0.1 million, respectively, to compensate each executive for the loss recognized on the sale his respective residence, which is included in the separation and hiring costs disclosed above. The assets acquired were recorded in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. Pursuant to these transactions, the Company also assumed mortgage balances for Mr. Burris and Mr. Morrisroe of $1.2 million and $0.4 million, respectively, which were included in accrued liabilities in the Condensed Consolidated Balance Sheets. The Company sold Mr. Morrisroe’s former residence in August 2013.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 28, 2013	December 29, 2012
9.125% Senior Secured Notes due 2017	$835,523	$730,000
Borrowings under the ABL facilities	1,000	78,205
Total long-term debt	$836,523	$808,205
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $5.5 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of September 28, 2013.
Pursuant to the terms of a registration rights agreement, the Issuers and the guarantors agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the new notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the new notes. On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as Level 1, of $887.1 million (at carrying value of $830.0 million) and $742.8 million (at carrying value of $730.0 million) based on quoted market prices as of September 28, 2013 and December 29, 2012, respectively.
The Company may from time to time, in its sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On July 15, 2013, Parent announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its common stock, and that it intends to use proceeds from the offering to redeem a portion of the outstanding 9.125% notes.
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
Interest Rate and Fees
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75%, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 0.75%, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
Security
The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a security interest in substantially all of the present and future property and assets of the Company, including a first-priority security interest in the capital stock of the Company and a second-priority security interest in the capital stock of each direct, material wholly owned restricted subsidiary of the Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a first-priority perfected security interest in substantially all of the Company’s Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
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
As of September 28, 2013, there was $1.0 million drawn under the Company’s ABL facilities and $182.0 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 4.3% as of September 28, 2013. There were no borrowings under the Canadian portion of the ABL facilities as of September 28, 2013. The Company had letters of credit outstanding of $11.0 million as of September 28, 2013 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
9. Income Taxes
The Company's provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income (loss) before income taxes	$4,379	$3,085	$(27,973)	$(31,976)
Income tax expense	1,884	2,555	4,015	4,991
Effective tax rate	43.0%	82.8%	(14.4)%	(15.6)%
The effective tax rates for the quarters ended September 28, 2013 and September 29, 2012 are higher than the statutory rate, primarily as a result of income tax expense on foreign income partially offset by operating losses in the U.S. with no tax benefit recognized due to the valuation allowance on U.S. deferred tax assets.
The effective tax rates for the nine months ended September 28, 2013 and September 29, 2012 are lower than the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance on U.S. deferred tax assets, partially offset by income tax expense on foreign income.

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the quarter and nine months ended September 28, 2013 are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at June 29, 2013	$(22,982)	$(9,232)	$(32,214)
Other comprehensive loss before reclassifications	—	5,828	5,828
Reclassifications out of accumulated other comprehensive loss	173	—	173
Balance at September 28, 2013	$(22,809)	$(3,404)	$(26,213)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(23,287)	$6,040	$(17,247)
Other comprehensive loss before reclassifications	—	(9,444)	(9,444)
Reclassifications out of accumulated other comprehensive loss	478	—	478
Balance at September 28, 2013	$(22,809)	$(3,404)	$(26,213)
Reclassifications out of accumulated other comprehensive loss for the quarter and nine months ended September 28, 2013 consist of the following (in thousands):

	Quarter Ended September 28, 2013	Nine Months Ended September 28, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$5	$15
Amortization of unrecognized cumulative actuarial net loss	202	568
Total before tax	207	583
Tax benefit	(34)	(105)
Net of tax	$173	$478
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.
11. Retirement Plans
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

Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	September 28, 2013			September 29, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$239	$698	$2	$208	$611	$2
Interest cost	735	937	39	771	990	52
Expected return on assets	(887)	(970)	—	(792)	(940)	—
Amortization of unrecognized:
Prior service costs	—	5	—	—	5	—
Cumulative actuarial net loss	82	130	(10)	(1)	12	—
Net periodic benefit cost	$169	$800	$31	$186	$678	$54

	Nine Months Ended
	September 28, 2013			September 29, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$774	$2,119	$9	$564	$1,814	$9
Interest cost	2,177	2,844	138	2,292	2,940	175
Expected return on assets	(2,661)	(2,946)	—	(2,418)	(2,791)	—
Amortization of unrecognized:
Prior service costs	—	15	—	—	16	—
Cumulative actuarial net loss	180	394	(6)	3	34	—
Net periodic benefit cost	$470	$2,426	$141	$441	$2,013	$184
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
12. Commitments and Contingencies
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
On February 13, 2013, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. The Settlement was preliminarily approved by the Court on March 5, 2013. On August 1, 2013 following a fairness hearing the Court issued a final judgment and order approving the Settlement (“Final Judgment and Order”). The Settlement became effective on September 2, 2013 when the time period for appealing the Final Judgment and Order ended.
The Settlement provides for the certification of a class for settlement purposes only of commercial and residential property owners who purchased steel siding manufactured and warranted by the Company during the period January 1, 1991 to March 15, 2013 (the date on which notice of the Settlement was first sent to settlement class members) and whose siding allegedly experienced “Steel Peel,” which is characterized for the purposes of settlement by the separation of any layer of the finish on the steel siding from the steel siding itself. Subject to the terms and conditions of the Settlement, the Company has agreed that (1) the first time an eligible settlement class member submits a valid Steel Peel warranty claim for siding, the Company will, at its option, repair or replace the siding or, at such class member’s option, make a cash settlement payment to such class member equal to the cost to the Company of the repair or replacement option selected by the Company; (2) the second time such class member submits a valid Steel Peel warranty claim for the same siding, the same options will be available; and (3) the third time such a claim is submitted, such class member may elect to have the Company either refinish or replace the siding or may elect to receive a one-time $8,000 payment. If the $8,000 payment option is chosen, the Company will have no further obligation to such class member in connection with the warranty.
Under the Settlement, the Company has agreed to pay the sum of $2.5 million to compensate class counsel for attorneys’ fees and litigation expenses incurred and to be incurred in connection with the lawsuit. The Company also incurred $0.6 million associated with executing the notice provisions of the Settlement. The settlement costs related to the attorneys’ fees and notice costs were recognized by the Company as of December 29, 2012 and fully paid as of September 28, 2013. The Company did not recognize additional settlement costs in the quarter and nine months ended September 28, 2013. The Company expects to incur additional warranty costs associated with the Settlement, however, the Company does not believe the incremental costs, which currently cannot be estimated for recognition purposes, will be material.
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

13. Business Segments
The Company is in the business of manufacturing and distributing exterior residential building products. The Company has a single operating segment and a single reportable segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level. Net sales by principal product offering are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Vinyl windows	$100,869	$95,844	$271,063	$261,201
Vinyl siding products	64,457	66,708	165,317	175,340
Metal products	50,132	51,691	128,129	133,923
Third-party manufactured products	95,475	87,714	235,758	223,794
Other products and services	28,972	23,077	73,197	58,121
	$339,905	$325,034	$873,464	$852,379
14. Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 28, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,484	$—	$—	$720	$—	$10,204
Accounts receivable, net	116,187	—	14,141	37,124	—	167,452
Intercompany receivables	376,617	—	52,853	1,794	(431,264)	—
Inventories	110,454	—	8,976	32,601	—	152,031
Income taxes receivable	—	—	79	—	—	79
Deferred income taxes	5,317	—	3,417	—	—	8,734
Prepaid expenses and other current assets	7,613	—	918	3,185	—	11,716
Total current assets	625,672	—	80,384	75,424	(431,264)	350,216
Property, plant and equipment, net	65,670	—	1,617	35,603	—	102,890
Goodwill	300,642	—	24,650	152,208	—	477,500
Other intangible assets, net	384,744	—	44,767	145,643	—	575,154
Investment in subsidiaries	(34,919)	—	(128,902)	—	163,821	—
Intercompany receivable	—	835,523	—	—	(835,523)	—
Other assets	22,225	—	122	2,040	—	24,387
Total assets	$1,364,034	$835,523	$22,638	$410,918	$(1,102,966)	$1,530,147
Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$86,354	$—	$10,066	$27,414	$—	$123,834
Intercompany payables	1,794	—	—	429,470	(431,264)	—
Accrued liabilities	80,686	—	6,180	10,596	—	97,462
Deferred income taxes	1,177	—	—	3,367	—	4,544
Income taxes payable	71	—	—	1,300	—	1,371
Total current liabilities	170,082	—	16,246	472,147	(431,264)	227,211
Deferred income taxes	76,968	—	17,633	35,343	—	129,944
Other liabilities	89,495	—	23,678	32,330	—	145,503
Long-term debt	836,523	835,523	—	—	(835,523)	836,523
Member’s equity	190,966	—	(34,919)	(128,902)	163,821	190,966
Total liabilities and member’s equity	$1,364,034	$835,523	$22,638	$410,918	$(1,102,966)	$1,530,147

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended September 28, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$256,304	$—	$46,845	$81,750	$(44,994)	$339,905
Cost of sales	197,199	—	43,411	62,343	(44,994)	257,959
Gross profit	59,105	—	3,434	19,407	—	81,946
Selling, general and administrative expenses	44,922	—	978	11,215	—	57,115
Income from operations	14,183	—	2,456	8,192	—	24,831
Interest expense, net	19,711	—	—	617	—	20,328
Foreign currency loss	—	—	—	124	—	124
(Loss) income before income taxes	(5,528)	—	2,456	7,451	—	4,379
Income tax (benefit) expense	(238)	—	(43)	2,165	—	1,884
(Loss) income before equity income (loss) from subsidiaries	(5,290)	—	2,499	5,286	—	2,495
Equity income (loss) from subsidiaries	7,785	—	5,286	—	(13,071)	—
Net income (loss)	2,495	—	7,785	5,286	(13,071)	2,495
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	173	—	113	101	(214)	173
Foreign currency translation adjustments, net of tax	5,828	—	5,828	5,828	(11,656)	5,828
Total comprehensive income (loss)	$8,496	$—	$13,726	$11,215	$(24,941)	$8,496

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Nine Months Ended September 28, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$667,048	$—	$131,740	$206,355	$(131,679)	$873,464
Cost of sales	513,518	—	122,695	160,035	(131,679)	664,569
Gross profit	153,530	—	9,045	46,320	—	208,895
Selling, general and administrative expenses	139,194	—	3,782	33,777	—	176,753
Income from operations	14,336	—	5,263	12,543	—	32,142
Interest expense, net	57,905	—	—	1,655	—	59,560
Foreign currency loss	—	—	—	555	—	555
(Loss) income before income taxes	(43,569)	—	5,263	10,333	—	(27,973)
Income tax expense (benefit)	1,177	—	(119)	2,957	—	4,015
(Loss) income before equity income (loss) from subsidiaries	(44,746)	—	5,382	7,376	—	(31,988)
Equity income (loss) from subsidiaries	12,758	—	7,376	—	(20,134)	—
Net (loss) income	(31,988)	—	12,758	7,376	(20,134)	(31,988)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	478	—	331	303	(634)	478
Foreign currency translation adjustments, net of tax	(9,444)	—	(9,444)	(9,444)	18,888	(9,444)
Total comprehensive (loss) income	$(40,954)	$—	$3,645	$(1,765)	$(1,880)	$(40,954)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 28, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(16,872)	$—	$(3,234)	$5,697	$(14,409)
Investing Activities
Capital expenditures	(8,496)	—	(10)	(393)	(8,899)
Supply center acquisition	(348)	—	—	—	(348)
Proceeds from the sale of assets	49	—	—	—	49
Net cash used in investing activities	(8,795)	—	(10)	(393)	(9,198)
Financing Activities
Borrowings under ABL facilities	79,891	—	—	44,053	123,944
Payments under ABL facilities	(148,391)	—	—	(52,553)	(200,944)
Intercompany transactions	(5,381)	—	3,244	2,137	—
Equity contribution from parent	742	—	—	—	742
Issuance of senior notes	106,000	—	—	—	106,000
Financing costs	(5,030)	—	—	(415)	(5,445)
Net cash provided by (used in) financing activities	27,831	—	3,244	(6,778)	24,297
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(80)	(80)
Net increase (decrease) in cash and cash equivalents	2,164	—	—	(1,554)	610
Cash and cash equivalents at beginning of period	7,320	—	—	2,274	9,594
Cash and cash equivalents at end of period	$9,484	$—	$—	$720	$10,204

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended September 29, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$241,436	$—	$47,830	$84,424	$(48,656)	$325,034
Cost of sales	181,626	—	44,944	65,516	(48,656)	243,430
Gross profit	59,810	—	2,886	18,908	—	81,604
Selling, general and administrative expenses	46,961	—	1,603	10,887	—	59,451
Income from operations	12,849	—	1,283	8,021	—	22,153
Interest expense, net	18,538	—	—	547	—	19,085
Foreign currency gain	—	—	—	(17)	—	(17)
(Loss) income before income taxes	(5,689)	—	1,283	7,491	—	3,085
Income tax expense (benefit)	462	—	(23)	2,116	—	2,555
(Loss) income before equity income (loss) from subsidiaries	(6,151)	—	1,306	5,375	—	530
Equity income (loss) from subsidiaries	6,681	—	5,375	—	(12,056)	—
Net income (loss)	530	—	6,681	5,375	(12,056)	530
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	16	—	11	12	(23)	16
Foreign currency translation adjustments, net of tax	11,662	—	11,662	11,662	(23,324)	11,662
Total comprehensive income (loss)	$12,208	$—	$18,354	$17,049	$(35,403)	$12,208

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Nine Months Ended September 29, 2012
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$636,915	$—	$133,563	$218,919	$(137,018)	$852,379
Cost of sales	485,784	—	126,420	173,789	(137,018)	648,975
Gross profit	151,131	—	7,143	45,130	—	203,404
Selling, general and administrative expenses	141,729	—	4,782	31,952	—	178,463
Income from operations	9,402	—	2,361	13,178	—	24,941
Interest expense, net	55,315	—	—	1,382	—	56,697
Foreign currency loss	—	—	—	220	—	220
(Loss) income before income taxes	(45,913)	—	2,361	11,576	—	(31,976)
Income tax expense (benefit)	1,868	—	(59)	3,182	—	4,991
(Loss) income before equity income (loss) from subsidiaries	(47,781)	—	2,420	8,394	—	(36,967)
Equity income (loss) from subsidiaries	10,814	—	8,394	—	(19,208)	—
Net (loss) income	(36,967)	—	10,814	8,394	(19,208)	(36,967)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	40	—	35	36	(71)	40
Foreign currency translation adjustments, net of tax	13,103	—	13,103	13,103	(26,206)	13,103
Total comprehensive (loss) income	$(23,824)	$—	$23,952	$21,533	$(45,485)	$(23,824)

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
Overview
Associated Materials, LLC (“we,” “us”, “our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools, and provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 124 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel, we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek® UltraGuard® and Preservation®.
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
Our net sales for the quarter and nine months ended September 28, 2013 were $339.9 million and $873.5 million, respectively, representing increases of 4.6% and 2.5%, respectively, from the same periods in 2012. The increase in sales dollars was primarily driven by strong demand in the new construction market and improvement in the residential repair and remodeling market. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 30%, 19%, 15% and 28%, respectively, of our net sales for the quarter ended September 28, 2013 and approximately 31%, 19%, 15% and 27%, respectively, of our net sales for the nine months ended September 28, 2013. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 30%, 21%, 16% and 27%, respectively, of our net sales for the quarter ended September 29, 2012 and approximately 31%, 21%, 16% and 26%, respectively, of our net sales for the nine months ended September 29, 2012. Our gross profit for the quarter and nine months ended September 28, 2013 was up $0.3 million and $5.5 million, respectively, or 0.4% and 2.7%, respectively, compared to the same periods in 2012, primarily due to higher sales volumes in our Installed Sales Solutions (“ISS”) business, vinyl windows and third-party manufactured products, decreases in the cost of certain materials and lower depreciation expense, partially offset by lower gross margins due to increased sales in our new construction business, an unfavorable shift in customer mix as well as investment in our workforce for new products.
A significant portion of our selling, general and administrative expenses are fixed costs, including payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and the warehouse at our Ennis location, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our selling, general and administrative expenses include incentives and commissions, marketing costs, certain delivery charges such as fuel costs incurred to deliver product to our customers, and customer sales rewards. Selling, general and administrative costs for the quarter and nine months ended September 28, 2013 decreased $2.3 million and $1.7 million, respectively, compared to the same periods in 2012. The improvement in our selling, general and administrative expenses were primarily due to decreased marketing related costs and lower bad debt expense, partially offset by costs associated with the proposed initial public offering of Associated Materials Group, Inc., formerly known as AMH Investment Holdings Corp. (“Parent”), including the preparation of a registration statement on Form S-1 (the “proposed initial public offering of Parent”) and increased consulting fees related to corporate strategic initiatives.

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
Management manages our business with the aim of profitably growing the business and makes operating decisions and assesses the performance of the business based on financial and other measures that it believes provide important data regarding the business. Management primarily uses Adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures of profitability, including gross profit, income from operations and net income, to measure operating performance. See “-Results of Operations.” In addition, management uses certain techniques related to our corporate strategy of expanding our network of company-operated supply centers to achieve profitable growth. As part of this growth strategy, management performs a trading area review to assess our ability to penetrate particular markets. Management assesses whether to open or acquire a new supply center in a given region based on local economic conditions, such as existing and expected growth rates in the region, unemployment rates and labor costs. Additionally, management reviews the competitive environment in the region and our existing market share in the particular region. Once managements has decided to expand our presence in a given region, it then decides between opening a new “greenfield” location in that region or acquiring an existing store based on the number and quality of potential acquisition opportunities and the willingness of the owners of those businesses to sell. We typically target cash flows from operations to achieve a break-even rate within two years of opening a new “greenfield” or acquired supply center.
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
On April 18, 2013, our Company, our parent company, Associated Materials Incorporated, and certain direct or indirect wholly owned U.S. and Canadian restricted subsidiaries of our Company entered into an amended and restated revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”), which amended our revolving credit agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”) to, among other things, reduce the interest rate margins in respect of the loans by 75 basis points, extend the maturity of the loans and commitments to the earlier of (1) April 18, 2018 and (2) 90 days prior to the maturity of our 9.125% Senior Secured Notes due 2017 (the “9.125% notes”) and permit the offering of the new notes (as defined below).
On May 1, 2013, our Company and AMH New Finance, Inc. issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) in a private placement. We used the net proceeds of the offering to repay outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued on October 13, 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture (the “Indenture”).
On September 30, 2013, we offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013. See “Liquidity and Capital Resources — Description of Our Indebtedness.”
We believe these transactions will enhance our liquidity profile and provide us flexibility to invest in the business to take advantage of opportunities presented as the housing sector rebounds.
On July 9, 2013, AMH Investment Holdings Corp. amended its certificate of incorporation to change its name from AMH Investment Holdings Corp. to Associated Materials Group, Inc. (“Parent”).

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$339,905	$325,034	$873,464	$852,379
Cost of sales	257,959	243,430	664,569	648,975
Gross profit	81,946	81,604	208,895	203,404
Selling, general and administrative expenses	57,115	59,451	176,753	178,463
Income from operations	24,831	22,153	32,142	24,941
Interest expense, net	20,328	19,085	59,560	56,697
Foreign currency loss (gain)	124	(17)	555	220
Income (loss) before income taxes	4,379	3,085	(27,973)	(31,976)
Income tax expense	1,884	2,555	4,015	4,991
Net income (loss)	$2,495	$530	$(31,988)	$(36,967)
Other Data:
EBITDA (1)	$35,580	$35,368	$64,204	$64,123
Adjusted EBITDA (1)	37,401	36,075	70,360	69,334

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$2,495	$530	$(31,988)	$(36,967)
Interest expense, net	20,328	19,085	59,560	56,697
Income tax expense	1,884	2,555	4,015	4,991
Depreciation and amortization	10,873	13,198	32,617	39,402
EBITDA	35,580	35,368	64,204	64,123
Purchase accounting related adjustments (a)	(963)	(952)	(2,892)	(2,889)
Executive officer separation and hiring costs (b)	57	46	1,193	2,921
Bank audit fees (c)	33	52	67	94
(Gain) loss on disposal or write-offs of assets	(3)	(43)	93	(17)
Stock-based compensation expense (d)	47	31	123	82
Other normalizing and unusual items (e)	2,526	684	7,017	2,221
Non-cash expense adjustments (f)	—	906	—	2,579
Foreign currency loss (gain) (g)	124	(17)	555	220
Run-rate cost savings (h)	—	—	—	—
Adjusted EBITDA	$37,401	$36,075	$70,360	$69,334

(a)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the merger in October 13, 2010 (“Merger”), which include the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Pension expense adjustment (i)	$(663)	$(673)	$(1,999)	$(2,015)
Amortization related to fair value adjustment of leased facilities (ii)	(117)	(110)	(344)	(338)
Amortization related to warranty liabilities (iii)	(183)	(169)	(549)	(536)
Total	$(963)	$(952)	$(2,892)	$(2,889)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(b)
Represents (i) Separation and hiring costs incurred in 2013, primarily related to make-whole payments to Mr. Burris, our President and Chief Executive Officer and Mr. Morrisroe, our Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provide compensation to offset losses recognized on the sale of their respective residences to relocate near our corporate headquarters and (ii) Separation and hiring costs incurred in 2012, including payroll taxes and certain benefits and professional fees related to the resignation of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary in February 2012, the resignation of Mr. Haumesser, our former Senior Vice President of Human Resources in April 2012, the hiring of Mr. Morrisroe, our Senior Vice President, Chief Financial Officer in February 2012, the hiring of Mr. Nagle, our President, AMI Distribution in February 2012 and the hiring of Mr. Kenyon, our Senior Vice President and Chief Human Resources Officer in June 2012.

(c)	Represents bank audit fees incurred under our current and prior ABL facilities.

(d)	Represents stock-based compensation related to restricted shares issued to certain of our directors and officers.

(e)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Professional fees (i)	$2,541	$299	$6,556	$1,011
Accretion on lease liability (ii)	118	141	394	399
Excess severance costs (iii)	—	48	65	170
Insurance claim payment in dispute (iv)	(200)	—	(200)	—
Excess legal expense (v)	67	196	202	641
Total	$2,526	$684	$7,017	$2,221

(i)
Represents management’s estimate of unusual consulting and advisory fees primarily associated with corporate cost savings and other strategic initiatives. Included in these fees are costs of $1.6 million and $2.2 million incurred in the quarter and nine months ended September 28, 2013, respectively, related to the proposed initial public offering of Parent.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within non-executive management.

(iv)	Represents the recovery of an insurance payment related to a claim that previously was in dispute with our insurance carrier.

(v)
Represents excess legal expense incurred in connection with the defense of actions filed by plaintiffs and a putative nationwide class of homeowners regarding certain warranty related claims related to steel and aluminum siding.

(f)	Represents the non-cash expense relating to warranty provision in excess of claims paid.

(g)	Represents foreign currency gain or loss recognized in the income statement, including gain or loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in selling, general and administrative expenses. The run-rate cost savings were estimated to be approximately $13 million and $14 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Our Amended and Restated Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $10.8 million of the approximately $13 million of cost savings identified for the four consecutive fiscal quarters ended September 28, 2013 and $9.9 million of the approximately $14 million for the four consecutive fiscal quarters ended September 29, 2012 have been included in the Adjusted EBITDA run-rate for purposes of calculating our debt covenants. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run rate cost savings when calculating Adjusted EBITDA for the nine months ended September 28, 2013 and September 29, 2012.
Quarter Ended September 28, 2013 Compared to Quarter Ended September 29, 2012
Net sales were $339.9 million for the third quarter of 2013, an increase of $14.9 million, or 4.6%, compared to $325.0 million for the same period in 2012. The increase was primarily due to a $6.2 million, or 29.8%, increase in net sales in our ISS business and a $5.0 million, or 5.2%, increase in vinyl windows sales as a result of an increase in unit volume of approximately 6%. Both our ISS and window business benefited from increased demand in the new construction market. Our window sales were also favorably impacted by improvement in the repair and remodeling market. In addition, net sales for third-party manufactured products increased $7.8 million, or 8.8%, compared to the prior year period. Partially offsetting these increases were a $2.3 million decline in vinyl siding sales and a $1.6 million decline in metal products sales. Vinyl siding unit volume was relatively flat compared to the prior year third quarter. Compared to the prior year quarter, net sales were negatively impacted by $3.5 million due to a weaker Canadian dollar in 2013.

Gross profit in the third quarter of 2013 was $81.9 million, or 24.1% of net sales, compared to gross profit of $81.6 million, or 25.1% of net sales, for the same period in 2012. The gross profit was relatively flat compared to the prior year period as the favorable volume impact of $3.9 million due to higher sales in our ISS business, vinyl windows and third-party manufactured products and lower depreciation costs of $1.9 million was offset by decreased gross margin due to increased sales in new construction business and an unfavorable shift in customer mix of $4.1 million as well as investment in our workforce for new products. All these factors contributed to the decline in gross profit as a percentage of sales compared to the same period in 2012. For the quarter ended September 28, 2013, a weaker Canadian dollar in 2013 negatively impacted our gross margin by $2.8 million compared to the prior year period.
Selling, general and administrative expenses were $57.1 million, or 16.8% of net sales, for the third quarter of 2013 versus $59.5 million, or 18.3% of net sales, for the same period in 2012. The decrease of $2.3 million in selling, general and administrative expenses was primarily due to a $1.0 million decrease in marketing related costs, a $1.0 million decrease in bad debt expense and lower incentive compensation expense of $0.9 million, partially offset by $1.6 million of costs associated with the proposed initial public offering of Parent.
Income from operations was $24.8 million for the quarter ended September 28, 2013 and $22.2 million for the quarter ended September 29, 2012.
Interest expense, net was $20.3 million and $19.1 million for the quarters ended September 28, 2013 and September 29, 2012, respectively. The $1.2 million increase in interest expense primarily relates to the additional $100.0 million of 9.125% Senior Secured Notes due 2017 issued on May 1, 2013, partially offset by lower interest rates and a lower outstanding balance on the ABL Facilities.
The income tax expense of $1.9 million for the third quarter of 2013 reflected an effective income tax rate of 43.0%, whereas the income tax expense of $2.6 million for the same period in 2012 reflected an effective income tax rate of 82.8%. The higher than statutory effective tax rate for both periods was primarily the result of income tax expense on foreign income partially offset by operating losses in the U.S. with no tax benefit recognized due to the valuation allowance on U.S. deferred tax assets.
Net income for the quarter ended September 28, 2013 was $2.5 million compared to net income of $0.5 million for the same period in 2012.
Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012
Net sales were $873.5 million for the nine months ended September 28, 2013, an increase of $21.1 million, or 2.5%, compared to $852.4 million for the same period in 2012. The increase in net sales was primarily driven by continuing growth in our ISS business. Net sales for ISS increased $16.0 million, or 31.0%, compared to the same period in 2012. The improvement in net sales was also due to an increase in vinyl window sales of $9.9 million, or 3.8%, primarily as a result of an increase in unit volume of approximately 5%. Both our ISS and window business benefited from increased demand in the new construction market. Our window sales were also favorably impacted by improvement in the residential repair and remodeling market. In addition, net sales for third-party manufactured products increased $12.0 million, or 5.3%, compared to the same period in 2012. Partially offsetting these increases were a $10.0 million decline in vinyl siding sales as a result of a decline in unit volume of approximately 3%, and a $5.8 million decrease in metal products sales, compared to the same period in 2012, largely due to soft Canadian market conditions. Compared to the same period in 2012, net sales were negatively impacted by $5.1 million for the nine months ended September 28, 2013 due to the weaker Canadian dollar in 2013.
Gross profit in the nine months ended September 28, 2013 was $208.9 million, or 23.9% of net sales, compared to gross profit of $203.4 million, or 23.9% of net sales, for the same period in 2012. The increase of $5.5 million in gross profit was primarily driven by lower cost for certain materials of $6.4 million, lower depreciation expense of $5.7 million and the favorable volume impact of $4.5 million due to higher sales in the ISS business, vinyl windows and third-party manufactured products partially offset by a decrease in our gross margin due to strong demand in the lower-margin new construction market and unfavorable customer mix of $6.7 million as well as investment in our workforce for new products. Gross profit as a percentage of sales was flat compared to prior year. For the nine months ended September 28, 2013, a weaker Canadian dollar in 2013 negatively impacted our gross margin by $4.1 million compared to the prior year period.
Selling, general and administrative expenses were $176.8 million, or 20.2% of net sales, for the nine months ended September 28, 2013 versus $178.5 million, or 20.9% of net sales, for the same period in 2012. The decrease of $1.7 million in selling, general and administrative expenses was primarily the result of a $2.3 million decrease in marketing related costs, a $1.7 million decrease in executive officers’ separation and hiring costs, lower depreciation expense of $1.1 million and decreased bad debt expense of $0.9 million partially offset by $2.2 million of costs associated with the proposed initial public offering of Parent and increased consulting fees of $3.3 million related to corporate strategic initiatives compared to the prior year.

Income from operations was $32.1 million for the nine months ended September 28, 2013 and $24.9 million for the nine months ended September 29, 2012.
Interest expense, net was $59.6 million and $56.7 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. The $2.9 million increase in interest expense in the current year primarily relates to the additional $100.0 million of 9.125% Senior Secured Notes due 2017 issued on May 1, 2013, partially offset by lower interest rates and a lower principal balance on the ABL Facilities.
The income tax expense of $4.0 million for the nine months ended September 28, 2013 reflected a negative effective income tax rate of 14.4%, whereas the income tax expense of $5.0 million for the same period in 2012 reflected a negative effective income tax rate of 15.6%. The lower than statutory effective tax rate in both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance on U.S. deferred tax assets partially offset by income tax expense on foreign income.
Net loss for the nine months ended September 28, 2013 was $32.0 million compared to a net loss of $37.0 million for the same period in 2012.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. We do not believe that the adoption of the provisions of ASU 2013-11 will have a material impact on our consolidated financial position, results of operations or cash flows.
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

Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Net cash used in operating activities	$(14,409)	$(14,104)
Net cash used in investing activities	(9,198)	(3,632)
Net cash provided by financing activities	24,297	16,076
As of September 28, 2013, we had cash and cash equivalents of $9.5 million and $0.7 million in the United States and Canada, respectively. As of September 28, 2013, we had available borrowing capacity of $182.0 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that borrowing capacity under the credit facilities and current cash and cash equivalents will provide sufficient liquidity to maintain our current operations and capital expenditure requirements and service our debt obligations for at least the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities was $14.4 million for the nine months ended September 28, 2013, compared to $14.1 million for the same period in 2012, which was a $0.3 million increase in the use of cash from the comparable prior year period. Changes in accounts receivable was a use of cash of $47.6 million for the nine months ended September 28, 2013, compared to a use of cash of $38.1 million for the nine months ended September 29, 2012. The net decrease in cash flow from accounts receivable of $9.5 million reflected an increase in sales volume in the current year third quarter compared to the prior year period as well as timing of collections from customers. Change in accounts payable and accrued liabilities was a source of cash of $73.0 million for the nine months ended September 28, 2013, compared to a source of cash of $61.6 million for the nine months ended September 29, 2012, resulting in a net increase in cash flows of $11.4 million. This increase was largely attributable to lower beginning accounts payable balances in the current year compared to the prior year, primarily due to timing of purchases. Cash flows used in operating activities for the nine months ended September 28, 2013 include income tax payments of $4.4 million compared to $11.1 million of income tax payments for the same period in 2012.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 28, 2013 consisted of $8.9 million of capital expenditures primarily related to investments in our new window platform to be launched in 2014 and $0.3 million for a supply center acquisition. During the nine months ended September 29, 2012, net cash used in investing activities consisted of capital expenditures of $3.7 million primarily related to various investments at our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 28, 2013 included proceeds of $106.0 million from the issuance of the additional 9.125% Senior Secured Notes due 2017 on May 1, 2013, borrowings of $123.9 million under our ABL facilities and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $200.9 million under our ABL facilities and $5.4 million of financing costs related to issuance of the additional 9.125% Senior Secured Notes due 2017 and amendment of our ABL facilities during the current year second quarter. Net cash used in financing activities for the nine months ended September 29, 2012 included borrowings of $147.6 million under our ABL facilities offset by repayments of $131.4 million and payment of financing costs of $0.2 million.
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

The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $5.5 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of September 28, 2013.
Pursuant to the terms of a registration rights agreement, the Issuers and the guarantors agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the new notes with the Securities and Exchange Commission as part of an offer to exchange freely tradable exchange notes for the new notes. On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as Level 1, of $887.1 million (at carrying value of $830.0 million) and $742.8 million (at carrying value of $730.0 million) based on quoted market prices as of September 28, 2013 and December 29, 2012, respectively.
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
Security
The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a security interest in substantially all of the present and future property and assets of our Company, including a first priority security interest in the capital stock of our Company and a second-priority security interest in the capital stock of each direct, material wholly owned restricted subsidiary of our Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a first-priority perfected security interest in substantially all of our Canadian assets, including a first priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
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
As of September 28, 2013, there was $1.0 million drawn under our ABL facilities and $182.0 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 4.3% as of September 28, 2013. There were no borrowings under the Canadian portion of the ABL facilities as of September 28, 2013. We had letters of credit outstanding of $11.0 million as of September 28, 2013 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing Consolidated EBITDA (as defined in such debt instruments) to consolidated fixed charges ratio (the “fixed charge coverage ratio”) of at least 1.00 to 1.00, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, for a period of five consecutive business days, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.31:1.00 for the four consecutive fiscal quarter test period ended September 28, 2013. Our Amended and Restated Revolving Credit Agreement and the Indenture governing the 9.125% notes permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of November 8, 2013, we have not triggered such fixed charge coverage ratio covenant for 2013, and we currently do not expect to be required to test such covenant for the remainder of fiscal year 2013, although as of November 8, 2013 we would be in compliance with such covenant if it were required to be tested. Should the economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.

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
We were in compliance with our debt covenants as of September 28, 2013.
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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can be negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At September 28, 2013, we had no raw material hedge contracts in place.
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
Interest Rate Risk
We have outstanding borrowings under our ABL facilities and may incur additional borrowings from time to time for general corporate purposes, including working capital and capital expenditures. As of September 28, 2013, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of September 28, 2013, we had borrowings outstanding of $1.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would not materially impact the total annual interest expense.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of September 28, 2013 that bear a fixed interest rate of 9.125%. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $887.1 million based on quoted market prices as of September 28, 2013.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of September 28, 2013, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million. A 10% strengthening or weakening from the levels experienced during 2013 of the U.S. dollar relative to the Canadian dollar would have resulted in a $0.7 million decrease or increase, respectively, in comprehensive loss for the nine months ended September 28, 2013.

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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 13, 2013, we entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. The Settlement was preliminarily approved by the Court on March 5, 2013. On August 1, 2013 following a fairness hearing the Court issued a final judgment and order approving the Settlement (“Final Judgment and Order”).  The Settlement became effective on September 2, 2013 when the time period for appealing the Final Judgment and Order ended.
The Settlement provides for the certification of a class for settlement purposes only of commercial and residential property owners who purchased steel siding manufactured and warranted by us during the period January 1, 1991 to March 15, 2013 (the date on which notice of the Settlement was first sent to settlement class members) and whose siding allegedly experienced “Steel Peel,” which is characterized for the purposes of settlement by the separation of any layer of the finish on the steel siding from the steel siding itself. Subject to the terms and conditions of the Settlement, we have agreed that (1) the first time an eligible settlement class member submits a valid Steel Peel warranty claim for siding, we will, at our option, repair or replace the siding or, at such class member’s option, make a cash settlement payment to such class member equal to the cost to us of the repair or replacement option selected by us; (2) the second time such class member submits a valid Steel Peel warranty claim for the same siding, the same options will be available; and (3) the third time such a claim is submitted, such class member may elect to have us either refinish or replace the siding or may elect to receive a one-time $8,000 payment. If the $8,000 payment option is chosen, we will have no further obligation to such class member in connection with the warranty.
Under the Settlement, we have agreed to pay the sum of $2.5 million to compensate class counsel for attorneys’ fees and litigation expenses incurred and to be incurred in connection with the lawsuit. We also incurred $0.6 million associated with executing the notice provisions of the Settlement. The settlement costs related to the attorneys’ fees and notice costs were recognized by us as of December 29, 2012 and fully paid as of September 28, 2013. We did not recognize additional settlement costs in the quarter and nine months ended September 28, 2013. We expect to incur additional warranty costs associated with the Settlement, however, we do not believe the incremental costs, which currently cannot be estimated for recognition purposes, will be material.
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
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed with the Securities and Exchange Commission on March 21, 2013 and August 8, 2013, respectively, which include detailed discussions of risk factors that could materially affect our business, financial condition or results of operations and are incorporated herein by reference.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	November 8, 2013	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.1*	Amendment No. 1 to Employment Agreement, dated as of October 25, 2013, between Associated Materials, LLC and David S. Nagle.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.