Form 10-K
period 2013-12-28
ASSOCIATED MATERIALS, LLC
filed 2014-03-21
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act for the period commencing December 29, 2013, the registrant has filed all Exchange Act reports for the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
No public trading market exists for the membership interests of the registrant. The aggregate market value of the membership interests held by non-affiliates of the registrant was zero as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The membership interest of the registrant is held by Associated Materials Incorporated, a wholly owned subsidiary of Associated Materials Group, Inc. As of March 21, 2014, there was one (1) outstanding membership interest of the registrant.

ASSOCIATED MATERIALS, LLC

PART I

ITEM 1. BUSINESS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools, and provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 124 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek®, UltraGuard® and Preservation®. Our product sales of vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 14% and 27%, respectively, of our net sales for the year ended December 28, 2013. For the year ended December 28, 2013, we had net sales of $1,169.6 million, Adjusted EBITDA of $109.4 million and a net loss of $33.5 million. For the definition of Adjusted EBITDA and a presentation of net income (loss) calculated in accordance with generally accepted accounting principles (“GAAP”), and reconciliation of Adjusted EBITDA to net income (loss), see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP.
Our company-operated supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete a project. In addition, our supply centers provide value-added services, including marketing support, installation support, technical support and warranty services that become a part of our contractor customers’ workflows, and these services form a critical component of the contractors’ offering to end consumers. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our Installed Sales Solutions™ (“ISS”) group. Our ISS group provides a turn-key solution for remodeling dealers and builders who benefit from purchasing bundled products and installation from a single source, allowing them to focus on generating new business. For each of the years ended December 28, 2013 and December 29, 2012, approximately 74% of our net sales were generated through our network of supply centers.
We also distribute products through our direct sales channel, which consists of more than 275 independent distributors, dealers and national account customers. We sell to distributors and dealers both in markets where we have existing supply centers and in markets where we may not have a supply center presence, and we utilize our manufacturing and marketing capabilities to help these direct customers grow their businesses. Our distributor and dealer customers in this channel are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. This sales channel also allows us to service larger regional and national account customers with a broader geographic scope, which drives additional volume. In addition, in many cases we are able to leverage our vertical integration in support of our distributor and dealer customers by selling and shipping our products directly to their contractor customers. For each of the years ended December 28, 2013 and December 29, 2012, we generated approximately 26% of our net sales from this channel.
We estimate that, for the year ended December 28, 2013, approximately 70% of our net sales were generated in the residential repair and remodeling (“R&R”) market and approximately 30% of our net sales were generated in the residential new construction market. We believe that the strength of our products and distribution network has resulted in strong brand loyalty and longstanding relationships with our contractor customers and has enabled us to develop and maintain a leading position in the markets that we serve. In addition, we believe that our focus on the R&R market provides us with a more attractive market than residential new construction due to the relative stability in demand, superior competitive dynamics and higher profit margins available in R&R.
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of

Holdings. After a series of additional mergers (together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Mergers, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” and “our Company” refer to Associated Materials, LLC and its consolidated subsidiaries.
DESCRIPTION OF BUSINESS
Our Competitive Strengths
We believe we are well-positioned in our industry, and we expect to utilize our strengths to capture additional market share from our competitors. Our key competitive strengths include:
Leading Market Position
We are one of the largest exterior building products companies focused exclusively in the U.S. and Canadian markets. We believe, based on industry data and our estimates, that we hold leading market positions within the North American exterior residential building products market, including top five positions in the vinyl windows and vinyl siding segments, based on sales, and that our market position is stronger within the R&R market in the geographies we serve. We believe that we are able to utilize our scale to service larger regional and national accounts that many of our competitors either cannot cover or can only do so by relying on a series of multiple independent distributors, and provides us capabilities that we believe make us a “go-to”
provider of exterior building products for our customers.
Differentiated Dual-Distribution Network
Our distribution strategy successfully combines a network of company-operated supply centers with a complementary network of independent distributors and dealers. We believe we are the only major vinyl window and siding manufacturer that primarily markets products to contractors through company-operated supply centers. This dual-distribution strategy, which we have operated since 1952, is part of our corporate legacy. We believe there are significant barriers that make it difficult for our competitors to replicate this strategy, namely the capital costs of building a network of company operated supply centers and the complexity of maintaining existing relationships with independent distributors and dealers while simultaneously operating a supply center network.

•
Company-Operated Supply Centers. We believe that our network of 124 U.S. and Canadian company-operated supply centers offers a superior distribution channel compared to the traditional network of third-party distributors and dealers used by our major competitors. In contrast to our competitors, who only utilize third-party distributors, we have built dedicated longstanding relationships directly with our contractor customers through our supply centers. In addition, we believe that distributing our products through our vertically integrated network of company-operated supply centers provides a compelling value proposition for our contractor customers through (1) comprehensive service offerings (including marketing and sales support, after-market service and private label and customized offerings), (2) integrated logistics between our manufacturing and distribution facilities (driving product availability and fulfillment) and (3) “one-stop” shopping. In addition, we believe that our supply centers facilitate innovation by allowing us to directly monitor developments in local customer preferences and to bring products to market faster. We also believe that our supply centers have played a critical role in helping us to establish our approximately 430 person industry-leading sales force. By allowing our sales force to concentrate on and develop expertise in a single company’s product and service offerings, our supply center network also offers a compelling value proposition to top sales talent.

•
Direct Sales Channel. We believe that our strength in selling to independent distributors and dealers provides us with operational flexibility because it allows us to further penetrate markets and expand our geographic reach without requiring us to deploy the resources to establish a company-operated supply center. By offering different brands within a given market through our direct sales channel, we are able to augment our market position in areas that are also served by our company-operated supply centers. This reach also allows us to service larger customers with a broader geographic scope, many of whom cannot be serviced by local and regional competitors that lack geographic coverage. In addition, in many cases we are able to leverage our vertical integration to support our distributor and dealer customers by selling and shipping our products directly to their contractor customers, as evidenced by our approximately 1,000 ship-to locations. We believe that this enhances our value proposition to larger regional and national customers and differentiates us from our major competitors who in many cases must fulfill orders through a network of independent distributors.

Entrenched Customer Relationships
We believe that we are a deeply integrated partner to our customers. Contractors typically work with a limited number of manufacturers and distributors in order to streamline their processes of selling residential exterior building products and installation services to the end customer. We believe we are a critical part of this sales process and are integrated with our customers’ work flow given the services we provide, including marketing support, sales training, fulfillment, lead generation and, for certain larger customers, private label marketing services. We are able to serve as a single point of contact to our customers for their essential marketing needs because of the depth of our value-added marketing and service offerings. We believe our customer integration has led to longstanding relationships, high “share of wallet” and strong customer retention. For example, more than 95% of our independent distributor and dealer customers that generated more than $50,000 of annual sales in 2011 or 2012 were also our customers in 2013. Additionally, we have high levels of retention of the larger customers in our supply centers. For our top 100 U.S. supply center customers, the average length of our relationship is nine years.
Comprehensive Product and Service Offering
We believe that our broad product offering is a key advantage relative to competitors who focus on a limited number of products. We manufacture a diverse mix of vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories. Furthermore, we offer broad product lines, ranging from entry-level economy products to premium products, including many products that have earned the highest ENERGY STAR® rating. All of our windows for the R&R market are made to order and are custom manufactured to existing window openings. During 2013, we went through a process of a significant enhancement to our window platform to be launched in 2014, which we believe will result in increased energy efficiency, enhanced aesthetics and additional features and benefits. We utilize our supply center distribution base to sell complementary products to our core window and siding product offerings, such as roofing and insulation products. We believe our contractor customers often install more than one product type and prefer to purchase multiple products from a single source, and we aim to offer a one-stop solution for these customers. In total, we sell more than 2,000 products, and we believe our longstanding commitment to product innovation will help us continue to drive the expansion of our product offering.
We believe our brands are known for quality and durability in the residential building products industry and that these brands are a distinguishing factor for our customers. We sell our products under several brand names, including Alside®, Revere®, Gentek®, Preservation®, UltraGuard® and Alpine®. This portfolio allows us to offer various brands to contractors within a local market, which in turn allows local contractors to differentiate themselves to the end consumer.
We combine this strong product and brand portfolio with outstanding service offerings, which we believe differentiates us and helps us strengthen our customer relationships. Our contractor customers require significant support in order to effectively sell and install products. Whether through lead generation, marketing materials, product delivery or installation support, our service offerings allow our contractor customers to generate new business, differentiate themselves to end consumers and efficiently manage their installation resources. Our ISS offering, through which we provide full-service product installation services for our vinyl siding, vinyl window and third-party products, and our private label program are two examples of offerings that other manufacturers typically are unable to provide on their own.
Superior, Vertically Integrated Operating Model
Our operations, from manufacturing our own vinyl extrusions and in-sourcing our insulated glass units, to distributing our products through our network of 124 company-operated supply centers, provide us with a level of vertical integration that we believe differentiates us within the building products industry. We believe our vertically integrated platform offers us intimate knowledge of our customer base, enables us to meet their evolving product needs and facilitates superior service and quality control. In particular, we believe that our ability to service larger regional and national accounts through an integrated manufacturing, sales and delivery platform differentiates us from our competitors. Furthermore, we believe our vertically integrated operations provide us with a cost advantage over our non-vertically integrated competitors, given that we can retain the profit margins that would otherwise be earned by third-party suppliers or distributors.
Attractive Financial Model
We run a capital-efficient business, requiring relatively modest annual capital investment and resulting in strong returns on the tangible capital employed in our operations. In addition, our base of company-operated supply centers and manufacturing facilities provides a strong platform for growth, resulting in attractive incremental profit margins. We believe these dynamics, combined with a diverse customer base, a geographically diverse set of operations and a focus on the R&R market, result in sustainable earnings and attractive returns on capital. As evidence, based on an analysis of public filings we were able to maintain, on average, more attractive returns on capital and more stable margins during the 2007 through 2012 economic cycle than our peers, as a group.

We believe that we have multiple levers that will continue to drive our growth beyond the continued recovery in the residential new construction and R&R markets. We believe that the recent implementation of the Associated Materials Enterprise System (“AMES”), which focuses on the implementation of lean principles throughout our operations, coupled with our continued focus on operating efficiency and quality, provides us with the opportunity for further margin expansion. In addition, we believe that we have an ability to drive our sales growth over and above the growth of the market, by increasing our penetration at our existing customers, expanding our base of company-operated supply centers and introducing new products to the market.
Experienced Management Team
We have added a highly experienced executive management team with a track record of operational excellence and extensive industry experience. Members of our senior leadership team bring operating experience from American Standard Companies Inc., Barnes Group Inc., Danaher Corp., General Electric Company, Pernod Ricard SA, Ply Gem Industries, Inc., Rexnord Corp., Smith & Nephew plc and United Technologies Corp., among other firms. Through AMES, which was launched during 2012, we are leveraging the experiences of these executives to drive enhanced performance across both our manufacturing and distribution operations. The new additions to our management team complement a team of seasoned building materials industry and Associated Materials veterans who bring extensive domain knowledge and customer intimacy. We believe this combination of blue-chip company executives coupled with building materials industry veterans positions us to deliver on our strategic imperatives of driving profitable growth, enhancing our customers’ experience and optimizing the efficiency of our capital deployed.
Our Strategy
We are committed to enhancing our customers’ experience by providing high quality products and excellent service, while profitably growing our business. We believe that our longstanding customer relationships are among our most critical assets. Our objective is to grow these existing relationships and to build new relationships by partnering with our contractor customers. By providing customized sales solutions through a dedicated sales, service and fulfillment platform, we seek to enable our customers to continue to grow their market share. We believe this strategy is critical to our positioning in our market and will allow us to grow our market share over time. Our leadership team is committed to delivering sustainable growth while maintaining a focus on improving profitability by executing on predictable, repeatable processes. With these processes intact, we believe we have significant room to expand our geographic footprint, grow our market share and enhance operating margins as our end markets recover.
Capitalize on Residential Recovery and Secular Trends
We expect the growing residential recovery to drive increases in our revenue and profitability. In addition, we believe that the market for vinyl-related building products, specifically windows and siding, is poised for growth. We expect this growth will be driven by favorable long-term demand drivers, a cyclical recovery in demand in the R&R and new residential construction markets from historically low levels, a demand for energy efficient products and the ongoing conversion to vinyl as a material of choice.

•
Favorable Long-Term Demand Drivers. We expect population growth, an aging housing stock and general economic growth to drive underlying demand for building products. Population growth and household formation are important drivers for both new home construction and R&R spending, requiring the construction of new homes and the alteration and expansion of existing homes. According to the American Housing Survey by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, more than 67% of the current U.S. housing stock was built before 1980 and the median estimated home age has increased from 23 years in 1985 to 37 years in 2011.

•
Recovery in Our End Markets. We believe we are well positioned to benefit from a robust recovery in both new residential construction and R&R spending. Approximately 70% of our revenues in fiscal year 2013 were generated from the R&R market. We believe that many repair and remodel decisions have been deferred since the global financial crisis began, creating substantial pent-up demand. Based on our estimates and industry data, we believe that the average amount of time that passes before consumers replace their existing windows and siding has increased by over 40% versus the rate of replacement prior to the financial crisis. We also believe that R&R spending has historically lagged new home construction spending. We expect that a more prolonged recovery in R&R spending will be driven by increasing consumer confidence, falling unemployment rates and increasing home equity values. The Leading Indicator of Remodeling Activity provided by the Joint Center for Housing Studies at Harvard University expects 14.0% and 14.7% year-over-year increases in home improvement spending for the first and second quarters of 2014, respectively, and projects a year-over-year increase in home improvement spending of just under 10% for the third quarter of 2014. Additionally, approximately 30% of our revenues in fiscal year 2013 were generated from new residential construction. We believe this category will continue to grow rapidly over the next several years as housing starts improve to rates that are more consistent with historical levels. According to the U.S. Census Bureau, seasonally adjusted single- and multi-family housing starts in 2013 were 927,000 compared to a 50-year average of 1.5 million.

•
Energy Efficiency. We believe that there is strong and growing demand for energy efficient, “green” building products. Recent surveys demonstrate that consumers are willing to invest in energy efficient products that provide measurable savings over time. We expect to benefit from this increasing demand for energy efficient building products, as many of our products meet energy efficiency standards, including many of our window product lines that have earned the ENERGY STAR® rating.

•
Advantages of Vinyl Products. We believe our focus on vinyl products will further drive our market share in the window and siding markets. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing materials. In addition, we believe vinyl products have a price advantage over other material types. As a result, vinyl products have gained substantial share in the window and siding markets over the last decade and are expected to be a preferred material going forward.

Drive Incremental Growth from Existing Stores
We believe that we can grow our business by expanding sales to our existing customers and attracting new customers with our high quality products and services. Our differentiated delivery model, outstanding service offering and high quality products provide the foundations for this growth. These elements in particular manifest themselves in our ability to differentially service larger regional and national customers versus our competitors. As many of these larger customers are regional and national homebuilders, these elements are an important driver of our ability to take advantage of the recovery in residential new construction. Our growth is further enhanced by our demonstrated ability to increase the number of products that we sell to each customer, for example by selling siding to customers who previously only purchased windows, and the continued rollout of our ISS offering, which enables our customers to expand their geographic presence without increasing their installer base. We believe our product and service offerings, coupled with both our AMES-led efforts to drive sales force and operating excellence and our investment in new sales representatives, will enable us to expand our customer base and increase our market share.
Expand Our Distribution Network
We believe that we have considerable room to expand our geographic coverage and intend to grow our network of company-operated supply centers through the creation and acquisition of new supply centers. We have added supply centers in six of the last nine years, including three company-operated supply centers in 2013. We maintain disciplined selection criteria for new supply centers, which include target investment return thresholds. We typically target cash flows from operations to achieve a break-even rate within two years of opening a new “greenfield” or acquired supply center. We believe our ability to add company-operated supply centers while effectively maintaining our relationship with third-party distributors differentiates us from our competitors. We believe there is significant market capacity for additional supply centers: a company-commissioned study suggested that we have the opportunity to add more than 200 locations to our existing supply center network, which would more than double our current base of supply centers. In addition, in areas in which we believe an opportunity for expansion exists but where we do not intend to open new company-operated supply centers, we will selectively pursue additional independent distributor and dealer relationships to drive additional sales.
Innovate and Expand Our Product Portfolio
We intend to expand our product portfolio through product innovation as well as through an increase in the breadth of third-party manufactured products that we sell through our company-operated supply centers. We plan to capitalize on our vinyl window and siding manufacturing expertise by continuing to develop innovative and complementary new products that offer long-term performance, cost, aesthetic and other competitive advantages. We believe that our vertically integrated operating model and strong customer relationships provide us with valuable insights into the latest product attributes that appeal to customers. We recently developed a new window platform designed not only to increase the energy efficiency of our product line but also to increase our range of window products that we offer. We believe that our re-designed dual-pane window offering, which meets anticipated ENERGY STAR® Version 6.0 standards in a cost effective manner, will be a key differentiator versus our competitors. In addition we expect manufacturing and system enhancements in this new window platform to help drive operating improvements and lower cost in our manufacturing facilities.
In addition to investing in new manufactured products, we will continue to selectively increase the range of third-party manufactured products that we sell through our company-operated supply centers. For example, in 2008, we began an effort to significantly expand our roofing product offering within our supply center network. Our roofing products were offered at 25 of our locations at the beginning of 2008 and are now available at 75 of our 124 company-operated supply centers. We believe there are numerous other opportunities to provide additional exterior building products through our distribution network.

Drive Profitable Growth and Expand Margins
Over the past two years, we have focused on establishing an efficient operating platform in order to facilitate margin expansion and profitable growth. Following the addition of several key members to our management team, we developed and began implementing AMES. We believe that AMES positions us to significantly increase the efficiency of both our manufacturing and distribution operations. Our leadership team is focused on implementing predictable and repeatable processes, with the goal of more efficiently providing a broad range of high quality products with shorter lead times. We believe that these initiatives, combined with a substantially fixed cost base, should allow us to expand our margins as our revenues increase.
Products
Our core products are vinyl windows, vinyl siding, aluminum trim coil and aluminum and steel siding and related accessories. For the year ended December 28, 2013, vinyl windows and vinyl siding products together comprised approximately 51% of our net sales, while aluminum and steel products comprised approximately 14%. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors, and equipment and tools.
We manufacture and distribute vinyl windows in the premium and standard categories, primarily under the Alside®, Revere®, Gentek®, Alpine® and Preservation® brand names. Vinyl window performance and price vary across categories and are generally based on a number of differentiating factors, including method of construction and materials used. Premium and standard windows are primarily geared toward the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl windows are available in a broad range of models, including fixed, double- and single-hung, horizontal sliding, casement and decorative bay, bow and garden, as well as patio doors. All of our windows for the repair and remodeling market are made to order and are custom-manufactured to existing window openings. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning and high-energy efficiency glass packages. Most models offer multiple finish and glazing options and substantially all are accompanied by a limited lifetime warranty. Key offerings include Excalibur®, a fusion-welded window featuring a slim frame design; Performance Series™, a new construction product with superior strength and stability; and Sheffield® and UltraMaxx®, an extra-thick premium window complete with higher-end options. Preservation® is a high-end siding and window bundled program available to specific dealers on an exclusive basis. In January 2014, we introduced Mezzo™ — a “better” (or standard category) window platform. The Mezzo series includes a variety of aesthetic and performance attributes, including the ability to meet future ENERGY STAR® standards. Beginning in late March 2014, we will also introduce Fusion™, an economy-positioned window platform designed to provide our customers with an entry-level, fully-welded window option. Most replacement window lines feature the Frameworks® colors palette with seven interior woodgrains (White, Soft Maple, Rich Maple, Light Oak, Dark Oak, Foxwood and Cherry) and seven special exterior finishes (Architectural Bronze, English Red, Desert Clay, Hudson Khaki, Forest Green, American Terra and Castle Gray) along with solid colors of White, Beige and Almond/Clay.
We also manufacture and distribute vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere®, Gentek® and Preservation® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance, insulation benefits, color selection, ease of installation, as well as other factors. Premium and standard siding products are primarily geared towards the repair and remodeling segment, while economy products are typically used in new construction applications. Our vinyl siding is textured to simulate wood lap siding or shingles and is available in clapboard, Dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. We also offer specialty siding products, such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. Our product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of our siding products are accompanied by limited 50-year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose differentiated TriBeam® design system provides superior rigidity; Prodigy®, a premium product that includes an attached insulating underlayment with a surface texture of finely milled cedar lumber; and Odyssey®, an easy-to-install product designed for maximum visual appeal.
Our metal offerings include aluminum trim coil and flatstock, aluminum gutter coil, as well as aluminum and steel siding and related accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. We offer steel siding in a full complement of profiles including 8”, vertical and Dutch lap. We manufacture aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. While aluminum siding sales are limited to niche markets, particularly Canada, aluminum accessories enjoy popularity in vinyl siding applications. All aluminum soffit colors match or complement our core vinyl siding colors, as well as those of several of our competitors.

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
Alliance Soffit
Beaded Premium Soffit
Board and Batten
Berkshire Beaded
Centennial Beaded
CenterLock
Charter Oak
Charter Oak Soffit
Cypress Creek
EnFusion
Fairweather
Greenbriar Soffit
Northern Forest Elite
Oxford Premium Soffit
Preservation
Prodigy
Sequoia Select
Sequoia Select Soffit
Sovereign Select
Sovereign Select Soffit
SuperSpan Soffit
Trilogy
TrimEssentials TrimWorks Williamsport Beaded
			Cedarwood Driftwood	Aluminum HT Soffit Cedarwood Deluxe

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Standard	Alpine 80 Series Berkshire Elite Excalibur Fairfield 80 Mezzo Sierra Signature Elite Westbridge Elite	Advantage III Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme	Satinwood SuperGard SteelTek SteelSide Universal

Economy	Alpine 70 Series Amherst Plus Blue Print Series Builder Series Centurion Concord Plu Fairfield 70 Series Fusion Geneva Performance Series	Aurora Conquest Driftwood		Aluminum Econ Soffit Woodgrain 2000 Series

We also produce vinyl fencing and railing materials under the brand name UltraGuard®, consisting of both agricultural and residential vinyl fencing components. We sell this product group to a single customer who fabricates the components into finished products, which in turn sells through independent dealers and select Alside® supply centers.
To complete our line of exterior residential building products, we also distribute building products manufactured by other companies. The third-party manufactured products that we distribute complement our exterior building product offerings and include such products as roofing materials, cladding materials, insulation, exterior doors, vinyl and polypropylene siding in shake and scallop designs, shutters and accents, and installation equipment and tools. Third-party manufactured products comprised approximately 27% of our net sales for the year ended December 28, 2013.
We earn higher gross profit margins on the products that we manufacture and sell than on third-party manufactured products that we sell through our supply centers. Based on our historical results, we expect that on average our gross profit margins on products that we manufacture will be approximately 3 to 4 percentage points, as a percent of revenue, higher than the gross profit margins we earn on third party products that we distribute.
Research and Development
Our research and development activities are principally for new product development. For the year ended December 28, 2013, we incurred expenses of $4.0 million for company-sponsored research and development activities related to the new window platform that was launched in January 2014. These research and development costs are reported within the cost of sales and selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. We do not expect to incur significant research and development costs during 2014.
Marketing and Distribution
We market exterior residential building products to approximately 50,000 professional exterior contractors, builders and dealers (whom we refer to as our contractor customers) engaged in home remodeling and new home construction. Primary distribution consists of our 124 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to more than 275 independent distributors, dealers and national account customers. Traditionally, most windows and siding are sold to the home remodeling marketplace through independent distributors. We believe we are the only major vinyl window and siding manufacturer that primarily markets products to contractors through company-operated supply centers. For the year ended December 28, 2013, approximately 74% of our net sales were generated through our company-operated supply centers.
Our company-operated supply centers provide “one-stop” shopping to our contractor customers by carrying the products, accessories and tools necessary to complete a project. In addition, our supply centers provide value-added services, including marketing support, installation support, technical support and warranty services that become a part of our contractor customers’ workflows, and these services form a critical component of the contractors’ offering to end consumers. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our ISS group. This business group, which helps differentiate us from our competitors, provides a turn-key solution for remodeling dealers and builders who benefit from purchasing bundled products and installation from a single source, allowing them to focus on generating new business.
Our contractor customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and home building customers. Many have established longstanding relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. We support our contractor customer base with marketing and promotional programs that include a wide range of product samples, sales literature, presentation materials, visualization software, lead generation, in-home consumer financing and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective consumers. The consumer generally relies on the professional contractor to specify the brand of window or siding to be purchased, subject to the consumer’s price, color and quality requirements. Our daily contact with our contractor customers also enables us to closely monitor activity in each of the remodeling and new construction markets in which we compete. This direct presence in the marketplace permits us to obtain current local market information, which helps us recognize trends in the marketplace earlier and adapt our product offerings on a location-by-location basis.
We believe that our strategic approach to provide a comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We also believe that our supply centers provide “one-stop shopping” to meet the specialized needs of our contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories and vinyl fencing and railing, as well as products manufactured by third parties. We believe that our supply centers have strong appeal to contractor customers and that the ability to provide a broad range of products is a key competitive advantage because it allows our contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, we have historically achieved economies of scale in sales and marketing by deploying integrated, multiple product programs on a national, regional and local level. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our ISS group. Our ISS group provides a turn-key solution for remodeling dealers and builders who benefit from purchasing bundled products and installation from one resource.
We also sell the products we manufacture directly to independent distributors, dealers and national account customers in the U.S., many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that we manufacture and, as such, remain a key focus of our marketing activities. With our multi-brand offering, we can often provide these customers with distinct brands and differentiated product, sales and marketing support. Our distribution partners are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. We believe that our strength in independent distribution provides us with a high level of operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which we believe results in additional sales. For the year ended December 28, 2013, sales to independent distributors and direct dealers accounted for approximately 26% of our net sales. Despite their low aggregate percentage of total sales, our largest individual customers are among our direct dealers and independent distributors. In each of 2013, 2012 and 2011, sales to Window World, Inc. and its licensees represented approximately 13% of net sales.
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
Our window fabrication plants in Cuyahoga Falls, Ohio; Kinston, North Carolina; Cedar Rapids, Iowa and London, Ontario each use vinyl extrusions manufactured by the West Salem, Ohio extrusion facility for a portion of their production requirements and utilize high-speed welding and cleaning equipment for their welded window products. By internally producing a large portion of our vinyl extrusions, we believe we achieve higher product quality and improved delivery compared to only purchasing these materials from third-party suppliers. Our Bothell, Washington and Yuma, Arizona facilities also have short-term contracts to purchase a portion of their vinyl extrusions from a third-party supplier, which we typically renew on an annual basis.
Our window plants, which have the capacity to operate on a three-shift basis, generally operate on a two-shift basis. Our vinyl extrusion plants generally operate on a three-shift basis to optimize equipment productivity and utilize additional equipment to increase capacity to meet higher seasonal needs.
We estimate that, in 2013, we spent approximately $54 million on fixed costs in our plants (included in our costs of goods sold), relating to costs of operating a plant regardless of the volumes that we produce (including, but not limited to, plant management personnel and support expense, depreciation of plant fixed assets, rent expense and taxes).
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
COMPETITION
The market for our products and services is highly competitive. We compete with numerous small and large manufacturers of exterior residential building products, as well as numerous large and small distributors of building products in our capacity as a distributor of these products. We focus primarily on the market for professional contractor customers. We focus primarily on the vinyl market within windows and siding. We also face competition from alternative materials: wood and aluminum in the window market and wood, masonry and fiber cement in the siding market. We believe, based on industry data and our estimates, that we hold leading market positions within the North American exterior residential building products market, including top five positions in the vinyl windows and vinyl siding segments, based on sales, and that our market position is stronger within the R&R market in the geographies we serve. We believe that we have one of the broadest manufacturing and distribution footprints in North America in our industry, which allows us to service larger regional and national accounts that many of our competitors either cannot cover or can only do so by relying on a series of multiple independent distributors, and provides us capabilities that we believe make us a “go-to” provider of exterior building products for our customers.
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
SEASONALITY
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
BACKLOG
Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding our business. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for our products, and is not necessarily indicative of the level of future sales. We did not have a significant manufacturing backlog at December 28, 2013.
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
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
Our operations are subject to various U.S. and Canadian environmental statutes and regulations, including those relating to materials used in our products and operations; discharge of pollutants into the air, water and soil; treatment, transport, storage and disposal of solid and hazardous wastes; and remediation of soil and groundwater contamination. Such laws and regulations may also impact the cost and availability of materials used in manufacturing our products. Our facilities are subject to inspections by governmental regulators, which occur from time to time. While our management does not currently expect the costs of compliance with environmental requirements to increase materially, future expenditures may increase as compliance standards and technology change and as we expand our geographic coverage and grow our network of company-operated supply centers.
For information regarding pending proceedings relating to environmental matters, see Item 3. “Legal Proceedings.”
EMPLOYEES
Our employment needs vary seasonally with sales and production levels. As of December 28, 2013, we had approximately 2,900 full-time employees, including approximately 1,500 hourly workers. We had approximately 220 employees in the United States and approximately 240 employees in Canada located at unionized facilities covered by collective bargaining agreements. We consider our labor relations to be good.
We utilize leased employees to supplement our own workforce at our manufacturing facilities. As of December 28, 2013, the aggregate number of leased employees in our manufacturing facilities on a full-time equivalency basis was approximately 1,100 workers.
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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, as well as other information in this Annual Report on Form 10-K, in connection with evaluating our business and prospects. The occurrence of any of the events described below could harm our business, financial condition, results of operations and growth prospects.
Conditions in the housing market, consumer credit market and economic conditions generally could adversely affect demand for our products.
Our business is largely dependent on home improvement (including repair and remodeling) and new home construction activity levels in the United States and Canada. Adverse conditions in, or sustained uncertainty about, our industry or the overall economy (including inflation, deflation, interest rates, availability and cost of capital, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions) could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. High unemployment, low consumer confidence, declining home prices, increased mortgage rates and tightened credit markets may limit the ability of consumers to purchase homes or to finance home improvements and may negatively affect investments in existing homes in the form of renovations and home improvements. These industry conditions and general economic conditions may have an adverse impact on our business, financial condition and results of operations.
Our focus within the building products industry amplifies the risks inherent in a general economic downturn. The impact of this weakness on our net sales, net income and margins will be determined by many factors, including industry capacity, industry pricing and our ability to implement our business plan.

Disruption in the financial markets could negatively affect us as well as our customers and suppliers, and the inability to access financing on terms and at a time acceptable to us for any reason could have a material adverse effect on our financial condition, results of operations and liquidity.
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
Our success depends on meeting customer needs, and one of the ways in which we meet customer needs is through new product development. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. As materials technology for exterior residential building products advances, we will be expected to upgrade and adapt our existing products and production processes and introduce new products in order to continue to provide products incorporating the latest commercial innovations and meet customer expectations. We are currently working on an important update to one of our most popular window platforms. If this update fails to gain commercial acceptance, we may suffer a decline in our competitive position.
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
Increases in raw material costs and interruptions in the availability of raw materials and finished goods could adversely affect our profit margins.
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years, but has generally increased, and we expect raw material prices to continue to increase. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw materials and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain increases in the selling price of our products. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.
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
Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to our business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. In each of 2013, 2012 and 2011, sales to one customer and its licensees represented approximately 13% of total net sales. The loss of a substantial portion of sales to this customer could have a material adverse effect on our business, financial condition and results of operations.
Our substantial level of indebtedness could adversely affect our financial condition.
We have a substantial amount of indebtedness, which requires significant interest payments. As of December 28, 2013, we had $835.2 million of indebtedness, and interest expense, net, for the year ended December 28, 2013 was $79.8 million.
Our substantial level of indebtedness could have important consequences, including the following:

•
We must use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured asset-based revolving credit facilities (“ABL facilities”) and 9.125% Senior Secured Notes due 2017 (the “notes”) and other indebtedness, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

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

•
we may be unable to comply with financial and other restrictive covenants in the ABL facilities, the indenture governing the notes (the “Indenture”) and other debt instruments, as applicable, some of which require the obligor to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.

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
Our financial performance is affected by the cost of labor. As of December 28, 2013, approximately 17% of our employees were represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.
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
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters. Our inability to meet our seasonal cash flow needs because of inclement weather conditions or any other reason could have a material adverse effect on our financial condition and results of operations.
We have a history of operating losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. We experienced net losses of $33.5 million and $38.4 million during the years ended December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013, our accumulated deficit was $339.7 million. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
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
The ABL facilities and the Indenture permit, subject to specified conditions and limitations, the incurrence of a significant amount of additional indebtedness. As of December 28, 2013, we would have been able to incur an additional $157.9 million of indebtedness under the ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. If we incur additional debt, the risks associated with this substantial leverage and the ability to service such debt would increase.
The Indenture and the ABL facilities impose significant operating and financial restrictions on us.
The Indenture and the ABL facilities, as applicable, impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and that of our subsidiaries to:

•	pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments;

•	incur additional debt or issue certain disqualified stock and preferred stock;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	incur liens on assets;

•	merge or consolidate with another company or sell all or substantially all assets;

•	enter into transactions with affiliates; and

•	enter into agreements that would restrict our subsidiaries from paying dividends or making other payments to us.
In addition, as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness,” if our borrowing availability under the ABL facilities is below specified levels, we will be subject to compliance with a fixed charge coverage ratio. We were in compliance with our debt covenants as of December 28, 2013.
All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. If repayment of our indebtedness is accelerated as a result of such default, we cannot provide any assurance that we would have sufficient assets or access to credit to repay such indebtedness.
The obligations under the Indenture and the ABL facilities are secured by substantially all of the assets of our operating subsidiaries, including a pledge of the capital stock of such subsidiaries.
The obligations of our operating subsidiaries under the Indenture and the ABL facilities are secured by a security interest in substantially all of the present and future property and assets of such subsidiaries, including a security interest in the capital stock of such subsidiaries. If we were in default under the Indenture or the ABL facilities, the holders of the 9.125% notes or the lenders under the ABL facilities may foreclose on their collateral security under the Indenture and the ABL facilities, including substantially all of the assets of our operating subsidiaries as well as the capital stock of such operating subsidiaries. In any such event, it is possible that there would be no or limited assets remaining. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness.”
We have significant goodwill and other intangible assets, which if impaired, could require us to incur significant charges.
As of December 28, 2013, we had $471.8 million of goodwill and $563.2 million of other intangible assets. The value of these assets is dependent, among other things, upon our future expected operating results. We are required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on our financial condition and on the results of operations for the period in which the impairment charge is incurred.
The future recognition of our deferred tax assets is uncertain, and assumptions used to determine the amount of our deferred tax asset valuation allowance are subject to revision based on changes in tax laws and variances between future expected operating performance and actual results.
Our inability to realize deferred tax assets may have an adverse effect on our consolidated results of operations and financial condition. We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability.
Our valuation allowance is estimated based on the uncertainty of the future realization of deferred tax assets. This reflects our assessment that a portion of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into one or more transactions that limit our ability to realize all of our deferred tax assets. The assumptions used to make this determination are subject to revision based on changes in tax laws or variances between our future expected operating performance and actual results. As a result, significant judgment is required in assessing the possible need for a deferred tax asset valuation allowance. If we determine that we would not be able to realize an additional portion of the deferred tax assets in the future, we would further reduce our deferred tax asset through a charge to earnings in the period in which the determination was made. A reduction in the deferred tax asset related to existing net operating losses may also result in a reduction of the payable related to the tax receivable agreement, which would result in income recognized in the period in which the determination is made. Any such net charge could have an adverse effect on our consolidated results of operations and financial condition.

We are subject to foreign exchange risk as a result of exposures to changes in currency exchange rates between the United States and Canada.
We are exposed to exchange rate fluctuations between the Canadian dollar and U.S. dollar. We realize revenues from sales made through our Canadian distribution centers in Canadian dollars. The exchange rate of the Canadian dollar to the U.S. dollar has fluctuated in recent years. In the event that the Canadian dollar weakens in comparison to the U.S. dollar, earnings generated from Canadian operations will translate into reduced earnings in our Consolidated Statements of Comprehensive Loss reported in U.S. dollars. In addition, our Canadian subsidiary also records certain accounts receivable and accounts payable, which are denominated in U.S. dollars. Foreign currency transactional gains and losses are realized upon settlement of these assets and obligations. For more information, please see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
We are controlled by investment funds affiliated with Hellman & Friedman LLC, whose interests may be different than the interests of other holders of our securities.
By reason of their majority ownership interest in Parent, which is our indirect parent company, investment funds affiliated with Hellman & Friedman LLC (the “H&F Investors”) have the ability to designate a majority of the members of our board of directors (the “Board of Directors”). The H&F Investors are able to control actions to be taken by us, including future issuances of our securities, the payment of dividends, if any, on our securities, amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of the H&F Investors may be materially different than the interests of our other stakeholders. In addition, the H&F Investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to our other stakeholders. For example, the H&F Investors may cause us to take actions or pursue strategies that could impact our ability to make payments under the Indenture and the ABL facilities or that cause a change of control. In addition, to the extent permitted by the Indenture and the ABL facilities, the H&F Investors may cause us to pay dividends rather than make capital expenditures or repay debt. The H&F Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The H&F Investors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the H&F Investors continue to own a significant amount of the combined voting power of Parent, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions and, so long as the H&F Investors continue to own shares of Parent’s outstanding common stock, designate individuals to Parent’s board of directors pursuant to a stockholders agreement (the “Stockholders Agreement”) entered into in connection with the Merger on October 13, 2010, by and among Parent, Holdings, us, the H&F Investors and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date. The members of our Board of Directors have been determined by action of Holdings, our sole member and a 100% owned subsidiary of Parent. Parent has designated the members of its board of directors to also be the members of each of Holdings’ and our board of directors. In addition, the H&F Investors will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. For a discussion regarding the Stockholders Agreement, please refer to Item 13. “Certain Relationships, Related Transactions and Director Independence — Stockholders Agreement.”
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
Consistent with industry practice, we provide to homeowners limited warranties on certain products. Warranties are provided for varying lengths of time, from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. Warranty reserves are established annually based on management’s estimates of future warranty costs, which are primarily based on a third-party actuarial review of historical trends and sales of products to which such costs relate. To the extent that our estimates are inaccurate and we do not have adequate warranty reserves, our liability for warranty payments could have a material impact on our financial condition and results of operations.
Potential liabilities and costs from litigation could adversely affect our business, financial condition and results of operations.
We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business and that could have a material adverse effect on us. These matters may include contract disputes, personal injury claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation, including class actions. For instance, in 2013, we entered into a court-approved settlement agreement with the named plaintiffs in a class action in which the plaintiffs asserted a breach of express and implied warranty, along with related causes of action, against us claiming that an unspecified defect in the siding causes paint to peel off the metal and that we have failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding.
Increasingly, home builders, including our customers, are subject to construction defect and home warranty claims in the ordinary course of their business. Our contractual arrangements with these customers typically include an agreement to indemnify them against liability for the performance of our products or services or the performance of other products that we install. These claims, often asserted several years after completion of construction, frequently result in lawsuits against the home builders and many of their subcontractors and suppliers, including us, requiring us to incur defense costs even when our products or services may not be the principal basis for the claims.
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
Recently, there has been an increasing focus on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in taxes and the cost of raw materials, transportation and utilities for us and our suppliers, which would result in higher operating costs for us. However, our management is unable to predict at this time the potential effects, if any, that any future environmental initiatives may have on our business.
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
Failure of certain of our information technology could disrupt our operations and adversely affect our financial condition.
We rely on certain information technology systems to process, transmit, store, and protect electronic information. Furthermore, communications between our personnel, customers, and suppliers is largely dependent on information technology. Our information technology systems could be interrupted as a result of events that may be beyond our control, including, but not limited to, natural disasters, terrorist attacks, cyber attacks, telecommunications failures, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, while our information technology systems are current, underinvestment in our technology solutions as technology advances could result in disruptions in our business.

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
We also operate 124 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, we lease our supply centers for terms generally ranging from five to ten years with renewal options. The supply centers range in size from 5,000 square feet to 74,000 square feet depending on sales volume and the breadth and type of products offered at each location.
The leases for our window plants in Bothell, Yuma and Kinston locations expire in 2015 and for our Cedar Rapids location expire in 2020. The leases for the Yuma and Kinston locations are renewable at our option for two additional five-year periods and one additional five-year period, respectively.
The lease for the warehouse at our Ennis location expires in 2020. In 2009, we transitioned the majority of the distribution of our U.S. vinyl siding products to a center located in Ashtabula, Ohio and committed to a plan to discontinue use of our warehouse facility adjacent to our Ennis, Texas vinyl manufacturing facility. The leases for the warehouses at our Ashtabula location and Burlington location expire in 2015 and 2014, respectively.
In December 2013, we provided written notice exercising our right to renew the lease for our Woodbridge location, which is due to expire in 2014. The exercise of the renewal option results in a five-year renewal term beginning January 1, 2015.

ITEM 3. LEGAL PROCEEDINGS
We are involved from time to time in litigation arising in the ordinary course of business, none of which, individually or in the aggregate, after giving effect to existing insurance coverage, is expected to have a material adverse effect on our financial position, results of operations or liquidity. From time to time, we are also involved in proceedings and potential proceedings relating to environmental and product liability matters.
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly-owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $0.3 million. Although investigations at this facility are ongoing and the delineation process has not been completed, it appears probable that a liability will be incurred and as such we recorded a minimum liability of $0.3 million. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
Environmental claims, product liability claims and other claims are administered by us in the ordinary course of business, and we maintain pollution and remediation and product liability insurance covering certain types of claims. Although it is difficult to estimate our potential exposure to these matters, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
There is no established public trading market for our membership interests.
HOLDERS
As of March 21, 2014, Associated Materials Incorporated is the sole record holder of our membership interest.
DIVIDENDS
Our asset-based revolving credit facilities and the indenture governing the 9.125% notes restrict dividend payments by us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness” for further details of our ABL facilities and 9.125% notes.
We presently do not plan to pay future cash dividends.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
We have no outstanding equity compensation plans under which our securities are authorized for issuance. Equity compensation plans are maintained by Associated Materials Group, Inc., our indirect parent company.
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended December 28, 2013 was derived from our audited consolidated financial statements. Our results of operations prior to the date of the Merger (as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview) are presented as the results of the Predecessor, which includes the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH Holdings, LLC and AMH Holdings II, Inc. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this report.

	Successor				Predecessor
	Years Ended			October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010	Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011			January 2, 2010
Income Statement Data:
Net sales	$1,169,598	$1,142,521	$1,159,515	$269,249	$897,938	$1,046,107
Cost of sales	887,798	859,617	894,333	222,737	658,509	765,691
Gross profit	281,800	282,904	265,182	46,512	239,429	280,416
Selling, general and administrative expenses	232,281	240,027	247,278	53,543	159,448	204,610
Impairment of goodwill	—	—	84,253	—	—	—
Impairment of other intangible assets	—	—	79,894	—	—	—
Merger costs	—	—	585	7,411	102,661	—
Manufacturing restructuring costs	—	—	228	—	—	5,255
Income (loss) from operations	49,519	42,877	(147,056)	(14,442)	(22,680)	70,551
Interest expense, net	79,751	75,520	75,729	16,120	58,759	77,352
Net loss (gain) on debt extinguishments	—	—	—	25,129	(15,201)	(29,665)
Foreign currency loss (gain)	754	119	438	771	(184)	(184)
(Loss) income before income taxes	(30,986)	(32,762)	(223,223)	(56,462)	(66,054)	23,048
Income tax expense (benefit)	2,507	5,605	(20,434)	8,553	5,220	2,390
Net (loss) income	$(33,493)	$(38,367)	$(202,789)	$(65,015)	$(71,274)	$20,658

	Successor				Predecessor
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010
Balance Sheet Data (end of period):
Cash and cash equivalents	$20,815	$9,594	$11,374	$13,789	$55,905
Working capital	116,130	110,367	104,046	98,694	139,334
Total assets	1,456,619	1,482,284	1,521,168	1,755,904	762,129
Total debt	835,230	808,205	804,000	788,000	675,360
Member’s equity / Shareholders’ (deficit)	197,790	231,055	270,464	498,477	(325,205)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools, and provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 124 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek®, UltraGuard®, Preservation® and Alpine®.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, pent-up demand in the residential repair and remodeling (“R&R”) market normalizes, household formation is expected to be strong, demand for energy-efficient products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future.
Our net sales for the year ended December 28, 2013 were $1,169.6 million, representing an increase of $27.1 million, or 2.4% from 2012. The improvement in net sales was primarily driven by continuing growth in our Installed Sales Solutions (“ISS”) business and increases in net sales for vinyl windows and third-party manufactured products. Both our ISS and windows businesses benefited from increased demand in the new construction market. Partially offsetting these increases were declines in net sales for vinyl siding and metal products, which were largely due to a soft Canadian market. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 14% and 27%, respectively, of our net sales for the year ended December 28, 2013, compared to approximately 31%, 20%, 15% and 27%, respectively, of our net sales for the year ended December 29, 2012. Our gross profit for the year ended December 28, 2013 was down $1.1 million, or 0.4%, compared to 2012 primarily due to strong demand in the lower-margin new construction market, customer mix and our investment in our workforce and new products, partially offset by a favorable volume impact due to increased net sales in ISS, vinyl windows and third-party manufacturing products and lower depreciation costs.
A significant portion of our selling, general and administrative (“SG&A”) expenses are fixed costs such as payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and the warehouse at our Ennis location, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our SG&A expenses include incentives and commissions, marketing costs, certain delivery charges such as fuel costs incurred to deliver product to our customers, and customer sales rewards. SG&A expenses for the year ended December 28, 2013 decreased $7.7 million, or 3.2%, compared to 2012. The improvement in our SG&A expenses was primarily due to decreased legal fees, marketing related costs, and executive officer separation and hiring costs, partially offset by costs associated with the proposed initial public offering of Associated Materials Group, Inc. (“Parent”). We expect that our SG&A expenses will be unfavorably impacted by $1.5 million in separation costs in 2014.
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Management operates our business with the aim of achieving profitable growth and makes operating decisions and assesses the performance of the business based on financial and other measures that it believes provide important data regarding the business. Management primarily uses Adjusted Earnings Before Interest, Taxes Depreciation and Amortization

(“Adjusted EBITDA”), a non-GAAP financial measure, along with GAAP measures of profitability, including gross profit, income from operations and net income, to measure operating performance. See “— Results of Operations.” In addition, management uses certain techniques related to our corporate strategy of expanding our network of company-operated supply centers to achieve profitable growth. As part of this growth strategy, management performs a trading area review to assess our ability to penetrate particular markets. Management assesses whether to open or acquire a new supply center in a given region based on local economic conditions, such as existing and expected growth rates in the region, unemployment rates and labor costs. Additionally, management reviews the competitive environment in the region and our existing market share in the particular region. Once management has decided to expand our presence in a given region, it then decides between opening a new “greenfield” location in that region or acquiring an existing store based on the number and quality of potential acquisition opportunities and the willingness of the owners of those businesses to sell. We typically target cash flows from operations to achieve a break-even rate within two years of opening a new “greenfield” or acquired supply center.
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products. For financial information about our reportable segment as well as the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.
THE MERGER
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), our then indirect parent company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into our Company, with our Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, our Company is now an indirect wholly owned subsidiary of Associated Materials Group, Inc. Approximately 97% of Associated Materials Group, Inc.’s capital stock is owned by the H&F Investors.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations (dollars in thousands):

	Year Ended December 28, 2013	% of Net Sales	Year Ended December 29, 2012	% of Net Sales	Year Ended December 31, 2011	% of Net Sales
Net sales (1)	$1,169,598	100.0%	$1,142,521	100.0%	$1,159,515	100.0%
Gross profit	281,800	24.1%	282,904	24.8%	265,182	22.9%
Selling, general and administrative expenses	232,281	19.9%	240,027	21.0%	247,278	21.3%
Impairment of goodwill	—	—%	—	—%	84,253	7.3%
Impairment of other intangible assets	—	—%	—	—%	79,894	6.9%
Merger costs	—	—%	—	—%	585	0.1%
Manufacturing restructuring costs	—	—%	—	—%	228	—%
Income (loss) from operations	49,519	4.2%	42,877	3.8%	(147,056)	(12.7)%
Interest expense, net	79,751		75,520		75,729
Foreign currency loss	754		119		438
Loss before income taxes	(30,986)		(32,762)		(223,223)
Income tax expense (benefit)	2,507		5,605		(20,434)
Net loss	$(33,493)		$(38,367)		$(202,789)
Other Data:
EBITDA (2)	$91,806		$93,436		$(96,168)
Adjusted EBITDA (2)	109,397		107,108		96,770
Depreciation and amortization	43,041		50,678		51,326
Capital expenditures	(11,702)		(5,371)		(15,447)

(1) The following table presents a summary of net sales by principal product offering (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Vinyl windows	$369,869	$357,267	$362,570
Vinyl siding products	216,872	227,374	224,388
Metal products	166,602	174,111	178,398
Third-party manufactured products	314,408	302,966	320,852
Other products and services	101,847	80,803	73,307
	$1,169,598	$1,142,521	$1,159,515

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our ABL facilities and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Net loss	$(33,493)	$(38,367)	$(202,789)
Interest expense, net	79,751	75,520	75,729
Income tax expense (benefit)	2,507	5,605	(20,434)
Depreciation and amortization	43,041	50,678	51,326
EBITDA	91,806	93,436	(96,168)
Impairment of goodwill and other intangible assets (a)	—	—	164,147
Merger costs (b)	—	—	585
Purchase accounting related adjustments (c)	(3,851)	(3,872)	(3,786)
Restructuring costs (d)	—	—	228
Loss (gain) on disposal or write-offs of assets	130	(12)	215
Executive officer separation and hiring costs (e)	1,383	3,366	6,706
Stock-based compensation expense (f)	155	96	709
Non-cash (benefit) expense adjustments (g)	(2,612)	(3,300)	7,574
Other normalizing and unusual items (h)	10,692	6,564	6,673
Foreign currency loss (i)	754	119	438
Run-rate cost savings (j)	10,940	10,711	9,449
Adjusted EBITDA	$109,397	$107,108	$96,770

(a)
We review goodwill and other intangible assets with indefinite lives for impairment on an annual basis, or more frequently if events or circumstances change that would impact the value of these assets. During the third quarter of 2011, due to weaker economic conditions and lower results of operations, management changed our outlook and lowered our forecast used for our discounted cash flow analysis. As a result of the lower management projections for operating results and the decline in per share equity value, we believed that we had an indicator of impairment and performed interim impairment testing on goodwill and indefinite lived intangibles as of September 3, 2011 resulting in impairment charges of $84.3 million for goodwill during the fourth quarter of 2011 and $72.2 million for indefinite lived intangibles during the third quarter of 2011.
In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter of 2011. We had revised our forecasts downward subsequent to the interim impairment test based on our annual budgeting process, which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill for 2011.

(b)	Represents fees paid on behalf of Merger Sub related to due diligence activities.

(c)	Represents the following (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Pension expense adjustment (i)	$(2,661)	$(2,689)	$(2,694)
Amortization related to fair value adjustment of leased facilities (ii)	(459)	(448)	(456)
Amortization related to warranty liabilities (iii)	(731)	(735)	(736)
Inventory adjustment related to supply center acquisition (iv)	—	—	100
Total	$(3,851)	$(3,872)	$(3,786)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(iv)	Represents the adjustment to inventory that was acquired as part of the supply center acquisition completed during the second quarter of 2011.

(d)
Represents manufacturing restructuring charges of $0.2 million during the year ended December 31, 2011 as a result of re-measuring the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant in 2009.

(e)	Represents separation and hiring costs, including payroll taxes and certain benefits, as follows:

(i)
Hiring costs, including payroll taxes and certain benefits, and professional fees of $1.4 million were incurred during the year ended December 28, 2013 primarily related to make whole payments to Mr. Burris, our former President and Chief Executive Officer and Mr. Morrisroe, our Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provide compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters.

(ii)
Separation and hiring costs, including payroll taxes and certain benefits, and professional fees of $3.4 million during the year ended December 29, 2012 related to the hirings of Mr. Nagle, our former Senior Vice President and Chief Operations Officer, AMI Distribution and Services and Mr. Morrisroe, our Senior Vice President and Chief Financial Officer, the termination of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary in February 2012, the termination of Mr. Haumesser, our former Senior Vice President of Human Resources in April 2012 and the hiring of Mr. Kenyon, our Senior Vice President and Chief Human Resources Officer in June 2012.

(iii)
Separation and hiring costs, including payroll taxes and certain benefits, and professional fees of $6.7 million during the year ended December 31, 2011 related to the terminations of Mr. Chieffe, our former President and Chief Executive Officer, and Mr. Arthur, our former Senior Vice President of Operations, in June 2011, the hiring of Mr. Snyder, our former Interim Chief Executive Officer, in June 2011, the hiring of Mr. Gaydos, our Senior Vice President of Operations in August 2011, and the hiring of Mr. Burris, our former President and Chief Executive Officer in September 2011.

(f)	Represents stock-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(g)	Represents the non-cash provision for warranties (less) greater than claims paid.

(h)	Represents the following (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Professional fees (i)	$8,558	$1,342	$3,271
Discontinued inventory expense (ii)	—	—	1,066
Accretion on lease liability (iii)	516	545	498
Excess severance costs (iv)	600	170	590
Operating lease termination penalty (v)	—	—	773
Disputed insurance claim (recovery) payment (vi)	(200)	330	—
Excess legal expense (vii)	212	4,044	362
Environmental liability (viii)	340	—	—
Pension settlement loss (ix)	599	—	—
Bank audit fees (x)	67	133	113
Total	$10,692	$6,564	$6,673

(i)
Represents management’s estimate of unusual consulting and advisory fees associated with corporate strategic initiatives. Included in the fees for the year ended December 28, 2013 are costs of $2.8 million related to the new window platform that was launched in January 2014 and $2.3 million related to the proposed initial public offering of Parent.

(ii)	Represents management’s estimate of unusual inventory obsolescence recorded related to a window product launch and an inventory write-off related to a process change.

(iii)
Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing plant, which we discontinued using during 2009.

(iv)	Represents management’s estimates for excess severance expense due primarily to unusual changes within senior management or our organization.

(v)	Represents the excess of cash paid over the estimated fair values of purchased equipment previously leased.

(vi)
Represents an unusual insurance claim paid by us and subsequently disputed with our insurance carrier. We paid $0.3 million to the insurance carrier during the year ended December 29, 2012 and recouped $0.2 million from the insurance carrier during the year ended December 28, 2013.

(vii)
Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs and a putative nationwide class of homeowners regarding certain warranty related claims related to steel and aluminum siding (the “Steel Peel” litigation). See Note 17 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(viii)
Represents the environmental liability associated with the remediation at our Woodbridge, New Jersey facility, of soil and groundwater contamination. See Item 3. “Legal Proceedings” and Note 17 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(ix)
Represents settlement loss recognized for defined benefit pension plan for our Pointe Claire, Quebec plant. The lump sum payments made to members of the Pointe Claire plan upon termination and retirement totaled more than the sum of the service cost and interest cost, and as a result, we recorded a settlement loss of $0.6 million in 2013.

(x)	Represents bank audit fees incurred under our current ABL facilities and our prior ABL facility.

(i)	Represents foreign currency loss recognized in the Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.

(j)
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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $13 million, $13 million and

$17 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $10.9 million of the approximately $13 million of run-rate cost savings for 2013, $10.7 million of the approximately $13 million of run-rate cost savings for 2012 and $9.4 million of the approximately $17 million of run-rate cost savings for 2011 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture for 2013, 2012 and 2011, respectively.
Year Ended December 28, 2013 Compared to Year Ended December 29, 2012
Net sales were $1,169.6 million for the year ended December 28, 2013, an increase of $27.1 million, or 2.4%, compared to net sales of $1,142.5 million for the year ended December 29, 2012. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 14% and 27%, respectively, of our net sales for the year ended December 28, 2013 and approximately 31%, 20%, 15% and 27%, respectively, of our net sales for the year ended December 29, 2012. The increase in sales was primarily driven by continuing growth in our ISS business. Net sales for ISS increased $21.6 million, or 29.8%, compared to the prior year. The improvement in net sales was also due to an increase in vinyl window sales of $12.6 million, or 3.5%, primarily as a result of an increase in unit volume of approximately 5%. Both our ISS and window business benefited from increased demand in the new construction market. Our window sales were also favorably impacted by improvement in the R&R market. In addition, net sales for third-party manufactured products increased $11.4 million, or 3.8%, compared to the prior year. Partially offsetting these increases were a $10.5 million decline in vinyl siding sales as a result of decline in unit volume of approximately 1%, and a $7.5 million decrease in metal products sales, compared to the prior year, largely due to soft Canadian market conditions. Compared to 2012, net sales were also negatively impacted by $8.1 million due to a weaker Canadian dollar in 2013.
Gross profit for the year ended December 28, 2013 was $281.8 million, or 24.1% of net sales, compared to gross profit of $282.9 million, or 24.8% of net sales, for the year ended December 29, 2012. The decrease in gross profit was primarily due to strong demand in the lower-margin new construction market and customer mix of $10.3 million, and investment in our workforce and new products of $4.8 million, partially offset by favorable volume impact of $7.5 million due to higher sales in our ISS, vinyl windows and third-party manufactured products, and lower depreciation costs of $6.3 million. For the year ended December 28, 2013, a weaker Canadian dollar negatively impacted our gross profit by $5.8 million compared to the prior year.
SG&A expenses were $232.3 million, or 19.9% of net sales, for the year ended December 28, 2013 versus $240.0 million, or 21.0% of net sales, for December 29, 2012. The decrease of $7.7 million in SG&A expenses was primarily due to a $3.8 million decrease in legal fees related to the “Steel Peel” litigation, for which we accrued the settlement costs during the year ended December 29, 2012, a $2.1 million decrease in marketing related costs, a $2.0 million decrease in executive officer separation and hiring costs, and lower bad debt expense and depreciation expense of $1.3 million each, partially offset by $2.3 million in costs associated with the proposed initial public offering of Parent. For the year ended December 28, 2013, a weaker Canadian dollar favorably impacted our SG&A expenses by $1.6 million compared to the prior year.
Income from operations was $49.5 million for the year ended December 28, 2013 compared to $42.9 million for the year ended December 29, 2012.
Interest expense was $79.8 million and $75.5 million for the years ended December 28, 2013 and December 29, 2012, respectively. The $4.3 million increase in interest expense in the year ended December 28, 2013 primarily relates to the additional $100 million of 9.125% senior secured notes issued on May 1, 2013, partially offset by lower interest rates and a lower principal balance on the ABL facilities.
Income tax expense for the year ended December 28, 2013 was $2.5 million reflecting a negative effective income tax rate of 8.1%, compared to an income tax expense for the year ended December 29, 2012 of $5.6 million, which reflected a negative effective income tax rate of 17.1%. The lower than statutory effective tax rate in both periods was primarily a result of operating losses in the United States with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, partially offset by income tax expense on foreign income. The $3.1 million decrease in income tax expense was primarily due to higher withholding tax for deemed dividend in 2012 and lower foreign income in 2013 compared to 2012.
Net loss for the year ended December 28, 2013 was $33.5 million, compared to a net loss of $38.4 million for 2012.
EBITDA and Adjusted EBITDA were $91.8 million and $109.4 million, respectively, for the year ended December 28, 2013. EBITDA was $93.4 million and Adjusted EBITDA was $107.1 million for the year ended December 29, 2012. For a reconciliation of our net loss to EBITDA and Adjusted EBITDA and additional details of the EBITDA adjustments, see the table presented above.

Year Ended December 29, 2012 Compared to Year Ended December 31, 2011
Net sales were $1,142.5 million for the year ended December 29, 2012, a decrease of $17.0 million, or 1.5%, compared to net sales of $1,159.5 million for the year ended December 31, 2011. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 31%, 20%, 15% and 27%, respectively, of our net sales for the year ended December 29, 2012 and approximately 31%, 19%, 15% and 28%, respectively, of our net sales for the year ended December 31, 2011. The decrease in sales was primarily due to a decline in third-party manufactured product sales of $17.9 million, or 5.6%, primarily driven by a reduction in roofing product sales, compared to the prior year. Third-party manufactured product sales in 2011 were positively impacted by increased storm related activity. Our focus on driving profitable growth in 2012 also contributed to lower sales of third-party manufactured products as we pulled back from some lower margin sales in order to drive pricing discipline. In addition, vinyl window sales for the year ended December 29, 2012 decreased by $5.3 million as a result of a decline in unit volume of approximately 2%. These decreases were partially offset by a $7.7 million increase in ISS sales and a $3.0 million increase in vinyl siding sales as unit volume increased by approximately 1% compared to 2011. Net sales were also negatively impacted by $2.1 million due to the weaker Canadian dollar in 2012.
Gross profit for the year ended December 29, 2012 was $282.9 million, or 24.8% of net sales, compared to gross profit of $265.2 million, or 22.9% of net sales, for 2011. The increase in gross profit was primarily the result of an increase in sales volume and improved margin associated with vinyl siding of approximately $9.0 million, partially offset by the impact of lower sales volumes in vinyl windows and third-party manufactured products of approximately $2.0 million. In addition, gross profit was favorably impacted by approximately $10.0 million primarily related to higher costs in 2011 in our window manufacturing plants associated with warranty costs due to valuation adjustments. Compared to 2011, gross profit as a percentage of sales improved across all core products due to increased sales of higher margin products and lower material costs associated with certain products, partially offset by a shift in product mix to the lower margin window products.
SG&A expenses were $240.0 million, or 21.0% of net sales, for the year ended December 29, 2012 versus $247.3 million, or 21.3% of net sales, for 2011. The decrease of $7.3 million in SG&A expenses was primarily due to a $3.4 million decrease in executive officer separation and hiring costs, a $3.1 million decrease in sales incentives and marketing expenses and a $1.9 million decrease in certain professional fees, which includes professional services associated with cost savings initiatives. There was also a $1.6 million decrease in compensation primarily due to lower supply center headcount compared to the prior year. These decreases were partially offset by a $3.7 million increase in legal fees related to the “Steel Peel” litigation and a $0.9 million increase under the performance-based incentive compensation program. In addition, SG&A for the year ended December 31, 2011 included a $0.8 million lease termination penalty and $0.6 million in costs related to the Merger completed on October 13, 2010.
During 2011, weaker economic conditions and lower results of operations resulted in management changing our outlook and lowering our forecast used for our discounted cash flow analysis. As a result of the lower management projections for operating results and the decline per share equity value, we believed that we had an indicator of impairment and performed an interim impairment test on goodwill and indefinite lived intangibles as of September 3, 2011. As a result, we recorded impairment charges of $84.3 million during the fourth quarter and $72.2 million during the third quarter, respectively. In addition to the interim impairment testing, we performed our annual impairment test on goodwill and indefinite lived intangibles in the fourth quarter of 2011, which resulted in an additional impairment charge related to indefinite lived intangibles of $7.7 million. No additional impairment charges were required as a result of the annual impairment test of goodwill.
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
Income tax expense for the year ended December 29, 2012 was $5.6 million reflecting a negative effective income tax rate of 17.1%, whereas the income tax benefit for 2011 was $20.4 million reflecting an effective income tax rate of 9.2%. The changes in the effective income tax rates for 2012 compared to 2011 were primarily due to changes between periods of the valuation allowance, goodwill impairment and tax liability on remitted earnings. The valuation allowance was recorded based upon a review of historical earnings, trends, forecasted earnings and current economic conditions.
Net loss for the year ended December 29, 2012 was $38.4 million compared to a net loss of $202.8 million for the same period in 2011.

EBITDA was $93.4 million and Adjusted EBITDA was $107.1 million for the year ended December 29, 2012. EBITDA was a loss of $96.2 million and Adjusted EBITDA was $96.8 million for the year ended December 31, 2011. For a reconciliation of our net loss to EBITDA and Adjusted EBITDA and additional details of the EBITDA adjustments, see the table presented above.
QUARTERLY FINANCIAL DATA (UNAUDITED)
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and reduced profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Unaudited quarterly financial data for 2013 and 2012 are shown in the tables below (in thousands):

	Quarters Ended
2013	March 30	June 29	September 28	December 28
Net sales	$208,984	$324,575	$339,905	$296,134
Gross profit	44,754	82,195	81,946	72,905
(Loss) income from operations	(12,081)	19,392	24,831	17,377
Net (loss) income	(31,344)	(3,139)	2,495	(1,505)

Certain significant items included in (loss) income from operations:
Executive officer separation and hiring costs	$21	$1,115	$57	$190
Excess legal expense	88	47	67	10
Costs related to proposed initial public offering	—	595	1,563	145
Total	$109	$1,757	$1,687	$345

	Quarters Ended
2012	March 31	June 30	September 29	December 29
Net sales	$212,954	$314,391	$325,034	$290,142
Gross profit	41,094	80,706	81,604	79,500
(Loss) income from operations	(18,376)	21,164	22,153	17,936
Net (loss) income	(37,870)	373	530	(1,400)

Certain significant items included in (loss) income from operations:
Executive officer separation and hiring costs	1,647	1,228	46	445
Excess legal expense (benefit)	452	(7)	196	3,403
Total	$2,099	$1,221	$242	$3,848
LIQUIDITY AND CAPITAL RESOURCES
As of December 28, 2013, we had $7.6 million and $13.2 million of cash and cash equivalents in the United States and Canada, respectively. As of December 29, 2012, we had $7.3 million and $2.3 million of cash and cash equivalents in the United States and Canada, respectively. We had available borrowing capacity of $157.9 million as of December 28, 2013 under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that our borrowing capacity under the ABL facilities and current cash and cash equivalents are expected to provide sufficient liquidity to maintain our current operations and capital expenditure requirements and service our debt obligations for at least the next 12 months.

Cash Flows
The following sets forth a summary of our cash flows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Net cash provided by (used in) operating activities	$253	$(589)	$(2,005)
Net cash used in investing activities	(11,990)	(5,277)	(16,503)
Net cash provided by financing activities	23,193	4,155	15,902
Cash Flows From Operating Activities
Net cash provided by operating activities was $0.3 million for the year ended December 28, 2013, an improvement of $0.9 million compared to a use of cash of $0.6 million for the year ended December 29, 2012. Net cash used by operating activities for the year ended December 29, 2012 decreased $1.4 million compared to a use of cash of $2.0 million for the year ended December 31, 2011.
Change in accounts receivable was a use of cash of $7.1 million in 2013, compared to a use of cash of $1.3 million in 2012 and a use of cash of $7.8 million 2011. The year-over-year fluctuations in cash flows from accounts receivable were primarily due to timing of collections from our customers. In addition, the net decrease in cash flow of $5.8 million in 2013 compared to 2012 also reflects an increase in sales volume in the fourth quarter of 2013 compared to the same period in 2012 and the net increase in cash flow of $6.5 million in 2012 compared to 2011 also reflects lower sales in the fourth quarter of 2012 compared to the same period in 2011.
Change in inventory was a use of cash of $17.7 million for the year ended December 28, 2013, compared to a use of cash of $1.6 million for the year ended December 29, 2012 and a source of cash of $29.7 million for the year ended December 31, 2011. The higher use of cash in the year ended December 28, 2013 was primarily due to earlier purchases of certain raw materials, inventory build for the new window platform that was launched in January 2014 and higher inventory for third-party manufactured products in 2013 compared to 2012. Capital optimization initiatives during 2011 effectively brought down inventory levels at the end of 2011, which contributed to the large source of cash in 2011 and also led to a relatively small use of cash in 2012.
Change in accounts payable and accrued liabilities was a source of cash of $27.8 million for the year ended December 28, 2013, compared to a use of cash of $3.7 million for the year ended December 29, 2012 and a use of cash of $15.5 million for the year ended December 31, 2011. The increase in cash flows from accounts payable and accrued liabilities in 2013 compared to 2012 was primarily due to an increase in the volume of inventory purchases. The changes from 2012 compared to 2011 were largely attributable to reduced inventory purchases and the difference in performance-based management incentive compensation payments made during each year. The year ended December 29, 2012 included the compensation payment for the year ended December 31, 2011, which was minimal due to the lower operating results, and 2011 included the compensation payment for the year ended January 1, 2010 where the performance target was met.
Change in income taxes receivable/payable was a use of cash of $1.7 million for the year ended December 28, 2013, compared to a use of cash of $4.2 million for the year ended December 29, 2012 and a source of cash of $8.1 million for the year ended December 31, 2011. The source of cash in 2011 was a result of receiving a federal income tax refund of $3.2 million related to the carryback of net operating losses to the 2009 tax year, along with an increase in the Canadian taxes payable related to the Canadian partnership. Cash flows used in operating activities for the year ended December 28, 2013 included income tax payments of $4.7 million compared to $11.9 million of income tax payments for the year ended December 29, 2012 and $5.9 million for the year ended December 31, 2011.
Cash Flows From Investing Activities
Investing activities used $12.0 million of cash in the year ended December 28, 2013, compared to $5.3 million in the year ended December 29, 2012 and $16.5 million in the year ended December 31, 2011. The use of cash in the year ended December 28, 2013 consisted of capital expenditures of $11.7 million and a supply center acquisition of $0.3 million. The use of cash in 2012 consisted of capital expenditures of $5.4 million, partially offset by proceeds received from the sale of certain assets of $0.1 million. The increase in capital expenditures in 2013 compared to 2012 was primarily due to investments in our new window platform that was launched in January 2014. The use of cash in 2011 consisted of capital expenditures of $15.4 million and a supply center acquisition of $1.6 million, partially offset by proceeds received from the sale of certain assets of $0.5 million. Capital expenditures in 2012 decreased as compared to 2011 primarily due to higher spending in 2011 as a result of our roll-out of roofing materials to supply centers.

Cash Flows from Financing Activities
Net cash provided by financing activities was $23.2 million for the year ended December 28, 2013, compared to $4.2 million for the year ended December 29, 2012 and $15.9 million for the year ended December 31, 2011. Net cash provided by financing activities for the year ended December 28, 2013 included proceeds of $106.0 million from the issuance of the additional 9.125% Senior Secured Notes due 2017 on May 1, 2013, borrowing of $148.9 million under our ABL facilities and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $226.9 million under our ABL facilities and $5.5 million of financing costs related to the issuance of the additional 9.125% Senior Secured Notes due 2017 and amendment of our ABL facilities during the second quarter of 2013. Net cash provided by financing activities for 2012 and 2011 was primarily related to net borrowings under our ABL facilities of $4.3 million and $16.0 million, respectively.
For 2014, cash requirements for working capital, capital expenditures, and interest and tax payments will continue to impact the timing and amount of borrowings on our ABL facilities.
Description of Our Outstanding Indebtedness
9.125% Senior Secured Notes due 2017
On October 13, 2010, in connection with the consummation of the Merger, our Company and our wholly-owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes” and, together with the existing notes, the “notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement (the “offering”). We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the Indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $5.2 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of December 28, 2013.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $891.2 million (at par value of $830.0 million) and $742.8 million (at par value of $730.0 million) based on quoted market prices as of December 28, 2013 and December 29, 2012, respectively.
We may from time to time, in our sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On July 15, 2013, Parent announced that it had filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock, and that it intends to use proceeds from the offering to redeem a portion of the outstanding 9.125% notes. There can be no assurance as to when or whether such initial public offering will be completed.
Guarantees. The notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ 100% owned direct and indirect domestic subsidiaries (“guarantors”) that guarantee our obligations under the ABL facilities.
Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly 100% owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to the Rule 3-16 exclusion described below, certain other exceptions and customary permitted liens. In addition, the notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.
The capital stock and other securities of any subsidiary will be excluded from the collateral securing the notes and the guarantees to the extent that the pledge of such capital stock and other securities would result in the Company being required to file separate financial statements of such subsidiary with the SEC pursuant to Rule 3-16 or Rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended. Rule 3-16 of Regulation S-X requires the presentation of a company’s standalone, audited financial statements if that company’s capital stock or other securities are pledged to secure the securities of another issuer, and the greatest of the principal amount, par value, book value and market value of the pledged stock or securities equals or exceeds 20% of the principal amount of the securities secured by such pledge. Accordingly, the collateral securing the notes and the guarantees may in the future exclude the capital stock and securities of the Company’s subsidiaries, in each case to the extent necessary to not be subject to such requirement.
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
ABL Facilities
On October 13, 2010, in connection with the consummation of the Merger, we entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, we terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75% as of December 28, 2013, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 0.75% as of December 28, 2013, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base. Availability under the U.S. and Canadian facilities are subject to a borrowing base, which is based on eligible accounts receivable and inventory of certain of our U.S. subsidiaries and eligible accounts receivable, inventory and, with respect to the Canadian tranche A revolving credit loans, equipment and real property, of certain of our Canadian subsidiaries, after adjusting for customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that eligible accounts receivable, inventory, equipment and real property decline, our borrowing base will decrease and the availability under the ABL facilities may decrease below $213.0 million. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. and Canadian facilities exceeds the borrowing base or the aggregate revolving credit commitments, we are required to prepay borrowings to eliminate the excess.
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of us and by our direct parent, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of us, other than certain excluded subsidiaries (“Canadian guarantors,” and together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.

Security. The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a security interest in substantially all of our present and future property and assets, including a security interest in our capital stock and a second-priority security interest in the capital stock of each of our direct, material wholly-owned restricted subsidiaries. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a security interest in substantially all of our Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
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
As of December 28, 2013, we had $157.9 million available for additional borrowings under the Amended and Restated Revolving Credit Agreement, with no borrowings outstanding. The per annum interest rate applicable to borrowings under both the U.S. portion and the Canadian portion of the revolving credit commitment was 4.0% and 3.9%, respectively, as of December 28, 2013. We had letters of credit outstanding of $11.0 million as of December 28, 2013 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00 under the Amended and Restated Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.26:1.00 for the four consecutive fiscal quarter test period ended December 28, 2013. The Amended and Restated Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Consolidated EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of December 28, 2013, we have not triggered such fixed charge coverage ratio covenant for 2013, and we currently do not expect to be required to test such covenant for fiscal year 2014, although, as of December 28, 2013, we would be in compliance with such covenant if it were required to be tested. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors.” We were in compliance with such financial covenants as of December 28, 2013.
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

CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of December 28, 2013 (in thousands):

	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	After 2018
Long-term debt (1)	$830,000	$—	$—	$—	$830,000	$—	$—
Interest payments on 9.125% notes	290,329	75,738	75,738	75,738	63,115	—	—
Operating leases (2)	115,652	34,772	25,744	18,809	14,392	10,606	11,329
Expected pension contributions (3)	41,817	11,192	9,785	7,984	7,778	5,078	—
Total	$1,277,798	$121,702	$111,267	$102,531	$915,285	$15,684	$11,329

(1)
Represents principal amounts, but not interest. As of December 28, 2013, our long-term debt consists of $830.0 million aggregate principal amount of 9.125% notes and we have no borrowings outstanding under our ABL facilities. The stated maturity date of our 9.125% notes is November 1, 2017. We are not able to estimate reasonably the cash payments for interest associated with the ABL facilities due to the significant estimation required related to both market rates as well as projected principal payments. See Note 11 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(2)	For additional information on our operating leases, see Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(3)
Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2018.

Net long-term deferred income tax liabilities as of December 28, 2013 were $126.2 million. This amount is excluded from the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At December 28, 2013, we had unrecognized tax benefits of $7.0 million relating to uncertain tax positions. Due to our federal net operating loss position, the settlement of such tax positions would be offset by the net operating losses, resulting in no outlay of cash.
Consistent with industry practice, we provide homeowners with limited warranties on certain products, primarily related to window and siding product categories. We have recorded reserves of $93.2 million at December 28, 2013 related to warranties issued to homeowners. We estimate that $8.6 million will be paid in 2014 to satisfy warranty obligations; however, we cannot reasonably estimate payments by year for 2015 and thereafter due to the nature of the obligations under these warranties.
OFF-BALANCE SHEET ARRANGEMENTS
We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
At December 28, 2013, we had stand-by letters of credit of $11.0 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL facilities. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify the lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. In 2013, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
EFFECTS OF INFLATION
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At December 28, 2013, we had no raw material hedge contracts in place.
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
In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the asset is impaired, the entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of the provisions of ASU 2012-02 at the beginning of 2013 did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Revenue Recognition. We primarily sell and distribute our products through two channels: direct sales from our manufacturing facilities to independent distributors and dealers and sales to contractors through our company-operated supply centers. Direct sales revenue is recognized when our manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and sales generated through our supply centers, revenue is not recognized until collectability is reasonably assured. A substantial portion of our sales is in the repair and replacement segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from our customers.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts involving installation, revenue recognition is dependent on the type of contract under which we are performing. For single-family residential contracts, revenue is recognized when the installation is complete. For multi-family residential or commercial contracts, revenue is recognized based on percentage of completion. We collect sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to our customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
We offer certain sales incentives to customers who become eligible based on the volume of purchases made during the calendar year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, we do not receive an identifiable benefit in exchange for the consideration, and therefore, we characterize the volume rebate to the customer as a reduction of revenue in our Consolidated Statements of Comprehensive Loss.
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
Goodwill and Other Intangible Assets. In accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the carrying value of our goodwill and other intangible assets with indefinite lives for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. As the consolidated entity represents the only component that constitutes a business for which discrete financial information is reviewed by our chief operating decision maker for the purpose of making decisions about resources to be allocated and assessing performance, we conclude that we have one reporting unit, which is the same as our single operating segment, and we perform our goodwill impairment assessment for our Company as a whole. The impairment test is conducted using an income approach. As we do not have a market for our equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. We conduct our impairment test of goodwill and other intangible assets with indefinite lives annually at the beginning of the fourth quarter of each year or as indicators of potential impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measurements.
Assumptions used in our impairment evaluation, such as long-term sales growth rates, forecasted operating margins and our discount rate are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a decline in general economic condition could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. We utilize a cash flow model in estimating the fair value of our reporting unit for the income approach, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate, long-term sales growth rate and forecasted operating margin assumptions used. Our 2013 Step 1 impairment test indicated that the fair value of our enterprise exceeded carrying value by more than 20% as of September 29, 2013. No impairment charges were required as a result of the annual impairment test of goodwill. As of December 28, 2013, goodwill and intangible assets were $471.8 million and $563.2 million, respectively, and were associated with the Merger. Given the significant amount of goodwill and intangible assets, any future impairment could have an adverse effect on our results of operations and financial position.
Income Taxes. We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Income tax expense includes both current and deferred taxes. Deferred tax assets and liabilities may be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of expense and benefit to be recognized in our financial statements. No tax benefit is recognized in our financial statements for tax positions that do not meet the more likely than not threshold. We recognize interest and penalties related to income taxes and uncertain tax positions within income tax expense. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted.
Product Warranty Costs. Consistent with industry practice, we provide homeowners with limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. We have various options for remedying product warranty claims including repair, refinishing or replacement of the defective product, the cost of which is directly absorbed by us. Warranties also become reduced under certain conditions of time and/or change in home ownership. Certain metal coating suppliers provide warranties on materials sold to us that mitigate the costs incurred by us. Reserves for future warranty costs are provided based on management’s estimates utilizing an actuarial calculation performed by an independent actuarial firm that projects future remedy costs using historical data trends of claims incurred, claim payments, sales history of products to which such costs relate and other factors.
As a result of the Merger and the application of purchase accounting, we adjusted our warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuary which projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions we believe market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in our warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at December 28, 2013 is $7.1 million. The provision for warranties is reported within cost of sales in the Consolidated Statements of Comprehensive Loss.

Pensions. Our pension costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets.
We used weighted average discount rates of 3.97% and 4.48% for the year ended December 28, 2013 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the discount rate would decrease 2014 net periodic pension costs by $0.1 million and $0.4 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the discount rate would decrease 2014 net periodic pension costs for domestic pension plans by $0.3 million and increase 2014 net periodic pension costs for foreign pension plans by $0.5 million.
We used weighted average long-term rate of return on assets of 7.50% and 6.25% for the year ended December 28, 2013 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the long-term rate of return would decrease 2014 net periodic pension costs by $0.5 million and $0.7 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the long-term rate of return would increase 2014 net periodic pension costs by $0.5 million and $0.7 million for the domestic and foreign pension plans, respectively.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions.
FORWARD-LOOKING STATEMENTS
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	our substantial level of indebtedness;

•	increases in union organizing activity;

•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	increases in our indebtedness;

•	our ability to comply with certain financial covenants in the Indenture and ABL facilities and the restrictions such covenants impose on our ability to operate our business;

•	in the event of default under the Indenture or the ABL facilities, the ability of creditors under the Indenture and the ABL facilities to foreclose on the capital stock of our operating subsidiaries;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by the H&F Investors; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” and elsewhere in this report.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The occurrence of the events described under the caption Item 1A. “Risk Factors” and elsewhere in this report could have a material adverse effect on our business, results of operations and financial condition.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of December 28, 2013, we had no borrowings outstanding under our ABL facilities.
As of December 28, 2013, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities would be, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of December 28, 2013 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $891.2 million based on quoted market prices as of December 28, 2013.
FOREIGN CURRENCY EXCHANGE RATE RISK
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of December 28, 2013, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial.
We experienced foreign currency translation loss of $20.4 million, net of tax, for the year ended December 28, 2013, which was included within accumulated other comprehensive loss in the Consolidated Balance Sheets. A 10% strengthening or weakening from the levels experienced during 2013 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $10 million decrease or increase, respectively, in net income for the year ended December 28, 2013.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Associated Materials, LLC
We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive loss, member’s equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 21, 2014

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,815	$9,594
Accounts receivable, net	125,263	121,387
Inventories	133,469	117,965
Income taxes receivable	792	2,690
Deferred income taxes	4,685	8,734
Prepaid expenses and other current assets	10,842	8,771
Total current assets	295,866	269,141
Property, plant and equipment, net	100,945	108,452
Goodwill	471,791	482,613
Other intangible assets, net	563,224	599,644
Other assets	24,793	22,434
Total assets	$1,456,619	$1,482,284

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$96,974	$74,311
Accrued liabilities	78,182	75,297
Deferred income taxes	2,441	3,469
Income taxes payable	2,139	5,697
Total current liabilities	179,736	158,774
Deferred income taxes	126,204	130,777
Other liabilities	117,659	153,473
Long-term debt	835,230	808,205
Commitments and contingencies
Member’s equity:
Membership interest	555,370	554,473
Accumulated other comprehensive loss	(17,916)	(17,247)
Accumulated deficit	(339,664)	(306,171)
Total member’s equity	197,790	231,055
Total liabilities and member’s equity	$1,456,619	$1,482,284
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$1,169,598	$1,142,521	$1,159,515
Cost of sales	887,798	859,617	894,333
Gross profit	281,800	282,904	265,182
Selling, general and administrative expenses	232,281	240,027	247,278
Impairment of goodwill	—	—	84,253
Impairment of other intangible assets	—	—	79,894
Merger transaction costs	—	—	585
Manufacturing restructuring costs	—	—	228
Income (loss) from operations	49,519	42,877	(147,056)
Interest expense, net	79,751	75,520	75,729
Foreign currency loss	754	119	438
Loss before income taxes	(30,986)	(32,762)	(223,223)
Income tax expense (benefit)	2,507	5,605	(20,434)
Net loss	$(33,493)	$(38,367)	$(202,789)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	19,774	(9,446)	(18,640)
Foreign currency translation adjustments, net of tax	(20,443)	8,228	(7,374)
Total comprehensive loss	$(34,162)	$(39,585)	$(228,803)
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(In thousands)

	Membership Interest	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Member’s Equity

Balance at January 1, 2011	$553,507	9,985	$(65,015)	$498,477
Net loss	—	—	(202,789)	(202,789)
Other comprehensive loss	—	(26,014)	—	(26,014)
Equity contribution from parent	300	—	—	300
Stock-based compensation expense	709	—	—	709
Restricted stock surrendered upon vesting	(219)	—	—	(219)
Balance at December 31, 2011	554,297	(16,029)	(267,804)	270,464
Net loss	—	—	(38,367)	(38,367)
Other comprehensive loss	—	(1,218)	—	(1,218)
Equity contribution from parent	80	—	—	80
Stock-based compensation expense	96	—	—	96
Balance at December 29, 2012	554,473	(17,247)	(306,171)	231,055
Net loss	—	—	(33,493)	(33,493)
Other comprehensive loss	—	(669)	—	(669)
Equity contribution from parent	742	—	—	742
Stock-based compensation expense	155	—	—	155
Balance at December 28, 2013	$555,370	$(17,916)	$(339,664)	$197,790

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
OPERATING ACTIVITIES
Net loss	$(33,493)	$(38,367)	$(202,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,041	50,678	51,326
Deferred income taxes	(1,503)	(2,061)	(32,616)
Impairment of goodwill and other intangible assets	—	—	164,147
Provision for losses on accounts receivable	1,122	2,420	3,114
Loss (gain) on sale or disposal of assets	130	(12)	215
Amortization of deferred financing costs and premium on senior notes	4,451	4,479	4,459
Stock-based compensation expense and other non-cash charges	161	96	709
Changes in operating assets and liabilities:
Accounts receivable	(7,142)	(1,333)	(7,774)
Inventories	(17,696)	(1,647)	29,701
Prepaid expenses	(2,307)	2,953	(2,701)
Accounts payable	24,262	(6,407)	(8,573)
Accrued liabilities	3,529	2,666	(6,950)
Income taxes receivable/payable	(1,716)	(4,158)	8,078
Other assets	(2,185)	(1,755)	918
Other liabilities	(10,401)	(8,141)	(3,269)
Net cash provided by (used in) operating activities	253	(589)	(2,005)
INVESTING ACTIVITIES
Supply center acquisition	(348)	—	(1,550)
Capital expenditures	(11,702)	(5,371)	(15,447)
Proceeds from the sale of assets	60	94	494
Net cash used in investing activities	(11,990)	(5,277)	(16,503)
FINANCING ACTIVITIES
Borrowings under ABL facilities	148,861	208,471	455,149
Payments under ABL facilities	(226,861)	(204,171)	(439,149)
Equity contribution from parent	742	80	300
Issuance of senior notes	106,000	—	—
Financing costs	(5,549)	(225)	(398)
Net cash provided by financing activities	23,193	4,155	15,902
Effect of exchange rate changes on cash and cash equivalents	(235)	(69)	191
Increase (decrease) in cash and cash equivalents	11,221	(1,780)	(2,415)
Cash and cash equivalents at beginning of the year	9,594	11,374	13,789
Cash and cash equivalents at end of the year	$20,815	$9,594	$11,374

Supplemental Information:
Cash paid for interest	$74,043	$71,122	$74,300
Cash paid for income taxes	$4,685	$11,920	$5,918

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
NATURE OF OPERATIONS
Associated Materials, LLC (the “Company”) was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools, and provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 124 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 275 independent distributors, dealers and national account customers.
BASIS OF PRESENTATION
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a 100% owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (the “Downstream Mergers,” and together with the “Acquisition Merger,” the “Merger”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, the Company is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman (“H&F”).
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2013, 2012 and 2011 fiscal years ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively, and included 52 weeks of operations.
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

REVENUE RECOGNITION
The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectability is reasonably assured. A substantial portion of the Company’s sales is in the repair and replacement segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. In each of 2013, 2012 and 2011, sales to one customer and its licensees represented approximately 13% of total net sales.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts involving installation, revenue recognition is dependent on the type of contract under which the Company is performing. For single-family residential contracts, revenue is recognized when the installation is complete. For multi-family residential or commercial contracts, revenue is recognized based on percentage of completion. The Company collects sales, use, and value added taxes that are imposed by governmental authorities on and concurrent with sales to the Company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
The Company offers certain sales incentives to customers who become eligible based on the volume of purchases made during the calendar year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, the Company does not receive an identifiable benefit in exchange for the consideration, and therefore, the Company characterizes the volume rebate to the customer as a reduction of revenue in the Company’s Consolidated Statements of Comprehensive Loss.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable that are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in other assets in the Consolidated Balance Sheets. See Note 3 for further information.
INVENTORIES
Inventories are valued at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Fixed manufacturing overhead is allocated based on normal production capacity and abnormal manufacturing costs are recognized as period costs. See Note 4 for further information.
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
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Depreciation on assets held for sale is discontinued and such assets are reported at the lower of the carrying amount or fair value less costs to sell. See Note 5 for further information.
GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
In accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, the Company evaluates the carrying value of its goodwill and other intangible assets with indefinite lives for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. As the consolidated entity represents the only component that constitutes a business for which discrete financial information is reviewed by the Company’s chief operating decision maker for the purpose of making decisions about resources to be allocated and assessing performance, the Company concludes that it has one reporting unit, which is the same as its single operating segment, and the Company performs its goodwill impairment assessment for the Company as a whole. The impairment test is conducted using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. The Company conducts its impairment test of its goodwill and other intangible assets with indefinite lives annually at the beginning of the fourth quarter of each year or as indicators of potential impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measurements. See Note 6 for further information.
PRODUCT WARRANTY COSTS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement of the defective product, the cost of which is directly absorbed by the Company. Warranties also become reduced under certain conditions of time and/or change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates utilizing an actuarial calculation performed by an independent actuarial firm that projects future remedy costs using historical data trends of claims incurred, claim payments, sales history of products to which such costs relate and other factors. See Note 9 for further information.
INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Income tax expense includes both current and deferred taxes. Deferred tax assets and liabilities may be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of expense and benefit to be recognized in the financial statements. No tax benefit is recognized in the financial statements for tax positions that do not meet the more likely than not threshold. The Company recognizes interest and penalties related to income taxes and uncertain tax positions within income tax expense. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted. See Note 12 for further information.
DERIVATIVES AND HEDGING ACTIVITIES
In accordance with FASB ASC Topic 815, Derivatives and Hedging, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss in the accompanying Consolidated Statements of Comprehensive Loss. At December 28, 2013, the Company was a party to foreign exchange forward contracts for Canadian dollars. The value of these contracts was immaterial at December 28, 2013.
STOCK PLANS
The Company accounts for share-based payments to employees and directors, including grants of restricted stock and restricted stock unit awards, in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires that share-based payments (to the extent they are compensatory) be measured and recognized in the Company’s Consolidated Statements of Comprehensive Loss using a fair value method. See Note 14 for further information.
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
LEASE OBLIGATIONS
Lease expense for operating leases that have escalating rentals over the term of the lease is recorded on a straight-line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accrued liabilities and other liabilities in the Consolidated Balance Sheets. Capital improvements that may be required to make a building suitable for the Company’s use are incurred by the landlords and are made prior to the Company having control of the property (lease commencement date) and are therefore incorporated into the determination of the lease rental rate. See Note 16 for further information.
In connection with the Merger and the application of purchase accounting, the Company evaluated its operating leases and recorded adjustments to reflect the fair market values of its operating leases. As a result, a favorable lease asset of $0.8 million and an unfavorable lease liability of $5.0 million were recorded based on the then current market analysis. The favorable lease asset and unfavorable lease liability are being amortized over the related remaining lease terms and are reported within cost of sales and selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss beginning October 13, 2010. The unamortized balances as of December 28, 2013 for the lease asset and lease liability were $0.2 million and $3.0 million, respectively.
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
Selling, general and administrative expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of selling, general and administrative expenses totaled $3.8 million, $4.5 million and $6.2 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Shipping and handling costs included in selling, general and administrative expense totaled $30.8 million, $31.9 million and $32.1 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
For the year ended December 28, 2013, the Company incurred $4.0 million of expense for company-sponsored research and development activities related to the new window platform that was launched in January 2014. Research and development activities are principally related to new product development and were reported within the cost of sales and selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. Costs related to research and development were immaterial for the years ended December 29, 2012 and December 31, 2011.
MARKETING AND ADVERTISING
Marketing and advertising costs are generally expensed as incurred. Marketing and advertising expense was $8.8 million, $11.0 million and $12.3 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement and cash flow amounts are translated into U.S. dollars at the average exchange rates prevailing during the year. Translation adjustments arising from the use of different exchange rates from period to period are reflected as a component of member’s equity within accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary are included in foreign currency gain (loss) in the Company’s Consolidated Statements of Comprehensive Loss.
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
2. RELATED PARTIES
AlixPartners
During the year ended December 29, 2012, the Company paid AlixPartners, LLP (“AlixPartners”), a former portfolio company of investment funds affiliated with H&F, $0.5 million in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics, which is included in selling, general and administrative expenses. There were no such payments made to AlixPartners during the year ended December 28, 2013.
Relocation Arrangements with Certain Executive Officers
On June 17, 2013, a third-party relocation company, acting as the Company’s agent, entered into separate agreements with Jerry W. Burris, the Company’s former Chief Executive Officer and President, (the “Burris Relocation Agreement”), and Paul Morrisroe, the Company’s Chief Financial Officer, (the “Morrisroe Relocation Agreement”, and together with the Burris Relocation Agreement, the “Relocation Agreements”), pursuant to which such relocation company purchased Mr. Burris’ former primary residence for $1.2 million and Mr. Morrisroe’s former primary residence for $0.5 million. The Relocation Agreements were entered into in furtherance of the relocation arrangements in Mr. Burris’ and Mr. Morrisroe’s respective employment agreements, which were entered into to permit Mr. Burris and Mr. Morrisroe to reside, on a full-time basis, near the Company’s corporate headquarters. The purchase prices of $1.2 million and $0.5 million, respectively, for Mr. Burris’ and Mr. Morrisroe’s former residences were determined based on independent third-party appraisals of the market value of the residences. Pursuant to their respective employment agreements and the Relocation Agreements, the Company paid Mr. Burris and Mr. Morrisroe, make-whole payments of $0.8 million and $0.1 million, respectively, to compensate each executive for the loss recognized on the sale of their respective residences. The Company sold Mr. Morrisroe’s former residence in August 2013 and Mr. Burris’ former residence in November 2013.
3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of period	$9,171	$7,823	$9,203
Provision for losses	1,122	2,420	3,114
Losses sustained (net of recoveries)	(1,601)	(1,072)	(4,494)
Balance at end of period	$8,692	$9,171	$7,823
Allowance for doubtful accounts on accounts receivable consists of (in thousands):

	December 28, 2013	December 29, 2012
Allowance for doubtful accounts, current	$3,198	$3,737
Allowance for doubtful accounts, non-current	5,494	5,434
	$8,692	$9,171
4. INVENTORIES
Inventories consist of (in thousands):

	December 28, 2013	December 29, 2012
Raw materials	$32,129	$26,749
Work-in-progress	9,356	11,589
Finished goods	91,984	79,627
	$133,469	$117,965

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	December 28, 2013	December 29, 2012
Land	$14,487	$15,315
Buildings	40,090	40,871
Machinery and equipment	107,983	105,708
Construction in process	7,725	642
	170,285	162,536
Less accumulated depreciation	69,340	54,084
	$100,945	$108,452
Depreciation expense was $17.0 million, $23.2 million and $23.6 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
Construction in process as of December 28, 2013 consists primarily of the Company’s investment in the new window platform, which was launched in January 2014. During 2013, the Company acquired assets totaling $0.6 million that remain unpaid as of December 28, 2013. Consequently, this amount is reflected as a non-cash investing activity on the Consolidated Statements of Cash Flows.
6. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with FASB ASC 350, the Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. During each of 2013 and 2012, the Company completed the annual impairment test of goodwill as of the beginning of the fourth quarter and based on the results of the testing, no impairment charges were recorded.

During the third quarter of 2011, due to weaker economic conditions and lower results of operations, management changed the Company’s outlook and lowered its forecast used in its discounted cash flow analysis. In addition, Parent granted stock options in September 2011 to its then newly appointed President and Chief Executive Officer at an exercise price of $5 per share, which was based on a determination of fair market value by Parent’s board of directors, and also resulted in modification of certain other outstanding options to an exercise price of $5 per share. As a result of the lowered management projections for operating results and the decline in per share equity value, the Company believed that indicators of impairment were present and an interim impairment test was performed as of September 3, 2011.

The Company completed the first step of its goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of its single reporting unit was lower than its carrying value. However, the Company was not able to finalize its review of the interim impairment analysis prior to filing its Form 10-Q on November 15, 2011. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance of FASB ASC Topic 450, Contingencies. Given that the second step of the valuation analysis had not been completed and the complexities involved in such analysis, management could not reasonably estimate the amount of an impairment charge prior to filing the third quarter Form 10-Q, but had concluded that an impairment loss was probable. Prior to the completion of the 2011 annual financial statements, the Company finalized the valuation work necessary to complete the second step of the impairment analysis. Based on that analysis, the Company calculated an implied fair value of goodwill, which was lower than the carrying value of goodwill, and consequently the Company recorded a goodwill impairment charge of $84.3 million during the fourth quarter of 2011. The goodwill impairment charge was a non-cash item with no associated tax benefit, and did not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement.

In addition to the interim impairment testing of goodwill, the Company conducted its annual impairment test as of beginning of the fourth quarter of 2011. The Company further lowered its financial projections and with the assistance of an independent valuation firm determined that the fair value of its reporting unit was lower than its carrying value as of the annual testing date. As a result, the Company was required to conduct a second step impairment analysis, in which it updated the fair value estimates of its identified tangible and intangible assets and liabilities. The second step impairment analysis indicated that the fair value of implied goodwill exceeded the carrying value, and as a result, no further goodwill impairment charges were recorded.
Changes in the net carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 31, 2011	$478,912
Foreign currency translation	3,701
Balance at December 29, 2012	482,613
Foreign currency translation	(10,822)
Balance at December 28, 2013	$471,791

At December 28, 2013, December 29, 2012, and December 31, 2011, accumulated goodwill impairment losses were $84.3 million, exclusive of foreign currency translation.

The Company’s other intangible assets consist of the following (in thousands):

	December 28, 2013			December 29, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$327,280	$82,874	$244,406	$331,582	$57,897	$273,685
Amortized non-compete agreements	20	11	9	10	5	5
Total amortized intangible assets	327,300	82,885	244,415	331,592	57,902	273,690
Non-amortized trade names (1)	318,809	—	318,809	325,954	—	325,954
Total intangible assets	$646,109	$82,885	$563,224	$657,546	$57,902	$599,644

(1)	Balances at December 28, 2013 and December 29, 2012 include impairment charges of $79.9 million recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment on an annual basis or an interim basis if there are indicators of potential impairment. During each of 2013 and 2012, the Company completed the annual impairment test of intangible assets with indefinite lives as of the beginning of the fourth quarter and based on the results of the testing, no impairment charges were recorded.
During the third quarter of 2011, due to the weaker economic conditions and lower projections for results of operations, the Company believed potential indicators of impairment existed for the non-amortized trade names and completed an interim test of the fair value with the assistance of an independent valuation firm. Using the income approach, the Company determined that the fair value of certain non-amortized trade names was lower than the carrying value, and consequently, the Company recorded an impairment charge of $72.2 million during the third quarter of 2011.
In addition to the interim impairment testing of other intangible assets, the Company conducted its annual impairment test at the beginning of the fourth quarter of 2011. The Company had revised its forecasts downward after the date of the interim impairment testing based on its annual budgeting process. Using the income approach, the Company concluded that the fair value of certain non-amortized trade names was lower than the carrying value that had been determined during the interim impairment test. Accordingly, the Company recorded an additional impairment charge of $7.7 million during the fourth quarter of 2011 associated with its non-amortized trade names.
Finite lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $26.0 million for the year ended December 28, 2013 and $26.2 million for the years ended December 29, 2012 and December 31, 2011, respectively. Amortization expense is estimated to be approximately $26.0 million per year for fiscal years 2014, 2015, 2016, 2017 and 2018.

7. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	December 28, 2013	December 29, 2012
Employee compensation	$14,621	$15,586
Sales promotions and incentives	20,954	16,852
Warranty reserves	9,371	9,368
Employee benefits	7,273	7,918
Interest	12,905	11,682
Taxes other than income taxes	2,994	3,255
Other	10,064	10,636
	$78,182	$75,297
Other liabilities consist of (in thousands):

	December 28, 2013	December 29, 2012
Pensions and other postretirement plans	$25,998	$55,532
Warranty reserves	83,836	88,103
Other	7,825	9,838
	$117,659	$153,473
8. MANUFACTURING RESTRUCTURING COSTS
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
Changes in the manufacturing restructuring liability are as follows (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of period	$3,387	$4,086	$4,583
Additions	—	—	228
Accretion of related lease obligations	516	545	498
Payments	(1,131)	(1,244)	(1,223)
Balance at end of period	$2,772	$3,387	$4,086
The remaining restructuring liability was included in accrued liabilities and other liabilities in the Consolidated Balance Sheets and will continue to be paid over the lease term, which ends April 2020.

9. PRODUCT WARRANTY COSTS
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to window and siding product categories. Changes in the warranty reserve are as follows (in thousands):

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of period	$97,471	$101,163	$94,712
Provision for warranties issued and changes in estimates for pre-existing warranties	4,040	4,098	14,661
Claims paid	(7,383)	(8,133)	(7,823)
Foreign currency translation	(921)	343	(387)
Balance at end of period	$93,207	$97,471	$101,163
As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger. The estimated fair value of the liability was based on an actuarial calculation performed by an independent actuarial firm that projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions the Company believes market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the estimated fair value of the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in the Company’s warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at December 28, 2013 was $7.1 million. The provision for warranties was reported within cost of sales in the Consolidated Statements of Comprehensive Loss.
10. EXECUTIVE OFFICERS’ SEPARATION AND HIRING COSTS
Effective January 17, 2014, Jerry W. Burris resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer effective January 20, 2014. Effective January 30, 2014, David S. Nagle resigned from his position as Chief Operations Officer, AMI Distribution and Services.
On February 20, 2012, Mr. Nagle was appointed President, AMI Distribution. On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Paul Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President, Chief Financial Officer and Secretary. The Company’s Senior Vice President of Human Resources, John F. Haumesser, resigned from his position effective April 19, 2012 and was succeeded by James T. Kenyon, who was named Senior Vice President and Chief Human Resources Officer on June 4, 2012.
On June 2, 2011, Thomas N. Chieffe resigned from his position as President and Chief Executive Officer and as a director of the Company, and Mr. Snyder was appointed Interim Chief Executive Officer. On June 29, 2011, Warren J. Arthur resigned from his position as Senior Vice President of Operations of the Company. On August 1, 2011, Robert C. Gaydos was appointed Senior Vice President, Operations. On September 12, 2011, Mr. Burris was appointed President and Chief Executive Officer, and Mr. Snyder resigned from his position as Interim Chief Executive Officer. Robert M. Franco, President of AMI Distribution, left the Company on March 31, 2011.
The Company recorded $1.4 million, $3.4 million and $6.7 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs were recorded as a component of selling, general and administrative expenses. As of December 28, 2013, remaining separation costs of $0.4 million were accrued, which will be paid at various dates throughout 2014.
The separation and hiring costs in 2013 were primarily related to make-whole payments to Mr. Burris, our former President and Chief Executive Officer and Mr. Morrisroe, our Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provide compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters. See Note 2 for further information.

11. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	December 28, 2013	December 29, 2012
9.125% notes	$835,230	$730,000
Borrowings under the ABL facilities	—	78,205
Total long-term debt	$835,230	$808,205
9.125% Senior Secured Notes due 2017
On October 13, 2010, in connection with the consummation of the Merger, the Company and AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (“9.125% notes” or “notes”) pursuant to the indenture, dated as of October 13, 2010. The notes bear interest at a rate of 9.125% per annum, payable May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its senior secured asset-based revolving credit facilities (“ABL facilities”) and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $5.2 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of December 28, 2013.
Pursuant to the terms of a registration rights agreement, the Issuers and the guarantors agreed to use their commercially reasonable efforts to register notes having substantially identical terms as the new notes with the Securities and Exchange Commission (“SEC”) as part of an offer to exchange freely tradable exchange notes for the new notes. On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $891.2 million (at par value of $830.0 million) and $742.8 million (at par value of $730.0 million) based on quoted market prices as of December 28, 2013 and December 29, 2012, respectively.
The Company may from time to time, in its sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On July 15, 2013, Parent announced that it had filed a registration statement on Form S-1 with the SEC for a proposed initial public offering of its common stock, and that it intends to use proceeds from the offering to redeem a portion of the outstanding 9.125% notes. There can be no assurance as to when or whether such initial public offering will be completed.
Guarantees. The notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ 100% owned direct and indirect domestic subsidiaries (“guarantors”) that guarantee the Company’s obligations under the ABL facilities.
Collateral. The notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly 100% owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to the Rule 3-16 exclusion described below, certain exceptions and customary permitted liens. In addition, the notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.

The capital stock and other securities of any subsidiary will be excluded from the collateral securing the notes and the guarantees to the extent that the pledge of such capital stock and other securities would result in the Company being required to file separate financial statements of such subsidiary with the SEC pursuant to Rule 3-16 or Rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended. Rule 3-16 of Regulation S-X requires the presentation of a company’s standalone, audited financial statements if that company’s capital stock or other securities are pledged to secure the securities of another issuer, and the greatest of the principal amount, par value, book value and market value of the pledged stock or securities equals or exceeds 20% of the principal amount of the securities secured by such pledge. Accordingly, the collateral securing the notes and the guarantees may in the future exclude the capital stock and securities of the Company’s subsidiaries, in each case to the extent necessary to not be subject to such requirement.
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
Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s.
ABL Facilities
On October 13, 2010, in connection with the consummation of the Merger, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement maturing in 2015 (as amended, the “Revolving Credit Agreement”).
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
On April 18, 2013, the Revolving Credit Agreement was amended and restated (the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the Revolving Credit Agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, the Company terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75% as of December 28, 2013, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 0.75% as of December 28, 2013, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base. Availability under the U.S. and Canadian facilities are subject to a borrowing base, which is based on eligible accounts receivable and inventory of certain of the Company’s U.S. subsidiaries and eligible accounts receivable, inventory and, with respect to the Canadian tranche A revolving credit loans, equipment and real property, of certain of the Company’s Canadian subsidiaries, after adjusting for customary reserves established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that eligible accounts receivable, inventory, equipment and real property decline, the Company’s borrowing base will decrease and the availability under the ABL facilities may decrease below $213.0 million. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. and Canadian facilities exceeds the borrowing base or the aggregate revolving credit commitments, the Company is required to prepay borrowings to eliminate the excess.
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and by the direct parent of the Company, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries (“Canadian guarantors,” and together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
Security. The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a security interest in substantially all of the present and future property and assets of the Company, including a first-priority security interest in the capital stock of the Company and a second-priority security interest in the capital stock of each direct, material wholly-owned restricted subsidiary of the Company. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a security interest in substantially all of the Company’s Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties. The Amended and Restated Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.26:1.00 for the four consecutive fiscal quarter test period ended December 28, 2013. The Company has not triggered such fixed charge coverage ratio covenant for 2013 and does not expect to be required to test such covenant for the fiscal year 2014.
As of December 28, 2013, the Company had $157.9 million available for borrowing under the Amended and Restated Revolving Credit Agreement, with no borrowings outstanding. The per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the revolving credit commitment was 4.0% and 3.9%, respectively as of December 28, 2013. The Company had letters of credit outstanding of $11.0 million as of December 28, 2013 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.

12. INCOME TAXES
Loss before income taxes is as follows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
U.S.	$(37,150)	$(42,755)	$(202,200)
Canada	6,164	9,993	(21,023)
	$(30,986)	$(32,762)	$(223,223)
Income tax expense (benefit) for the periods presented consists of (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Current:
Federal	$(802)	$(107)	$1,462
State	657	328	844
Foreign	4,155	7,445	9,876
	4,010	7,666	12,182
Deferred:
Federal	397	(240)	(18,434)
State	(467)	(478)	(4,658)
Foreign	(1,433)	(1,343)	(9,524)
	(1,503)	(2,061)	(32,616)
Income tax expense (benefit)	$2,507	$5,605	$(20,434)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income taxes are as follows (in thousands):

	December 28, 2013	December 29, 2012
Deferred income tax assets:
Medical benefits	$1,642	$2,085
Allowance for doubtful accounts	3,420	3,556
Pension and other postretirement plans	7,413	16,561
Inventory costs	1,885	1,111
Warranty costs	34,611	36,167
Net operating loss carryforwards	133,783	128,789
Foreign tax credit carryforwards	4,455	4,455
Accrued expenses and other	11,518	16,060
Total deferred income tax assets	198,727	208,784
Valuation allowance	(74,075)	(69,904)
Net deferred income tax assets	124,652	138,880
Deferred income tax liabilities:
Depreciation	19,151	22,325
Intangible assets	200,481	213,071
Tax liability on unremitted foreign earnings	1,868	—
Gain on debt extinguishment	22,241	22,321
Other	4,871	6,675
Total deferred income tax liabilities	248,612	264,392
Net deferred income tax liabilities	$(123,960)	$(125,512)

As of December 28, 2013, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $341.2 million and foreign tax credit carryforwards of $4.5 million. The U.S. NOL carryforwards expire in years 2030 through 2033 and the foreign tax credit carryforward expires in year 2017. In addition, the Company has tax benefits related to state NOLs of $17.0 million, which expire in the years 2014 through 2032.
As of December 28, 2013, the Company had total federal, state, and foreign deferred tax assets before valuation allowances of $170.7 million, $22.3 million, and $5.7 million, respectively. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. To the extent the reversal of deferred tax liabilities is relied upon in the Company’s assessment of the realizability of deferred tax assets, the Company has determined that they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. Deferred tax liabilities related to non-amortizable intangibles or otherwise not reversing, were not offset against deferred tax assets. The Company has not identified any significant U.S. tax planning strategies to support the utilization of deferred tax assets. After reviewing all available positive and negative evidence as of December 28, 2013 and December 29, 2012, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets since the Company is in a three-year cumulative loss position in the U.S. and it was unable to identify any strong positive evidence, other than the reversal of the appropriate deferred tax liabilities. Therefore, as of December 28, 2013, $124.7 million of the total deferred tax assets of $198.7 million was considered more likely than not to be realized, resulting in a valuation allowance of $74.1 million. Of this amount, $63.2 million relates to U.S. federal and $10.9 million relates to state jurisdictions. The net valuation allowance provided against these U.S. net deferred tax assets during 2013 increased by $4.2 million. Of this amount, $8.9 million was recorded as an increase in the current year provision for income taxes with the remainder being reflected through other comprehensive income. The Company reviews its valuation allowance related to deferred tax assets and will reverse this valuation allowance, partially or totally, when, and if, appropriate under ASC 740. The Company is in a net deferred tax liability position in Canada. The future reversal of existing Canadian deferred tax liabilities are of the appropriate character and timing such that all of its Canadian deferred tax assets are considered more likely than not realizable.
The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal income tax benefit	(2.8)%	(0.3)%	(2.3)%
Tax liability on remitted and unremitted foreign earnings	16.9%	12.4%	0.2%
Goodwill impairment	—%	—%	12.4%
Foreign rate differential	(1.8)%	(2.8)%	0.7%
Valuation allowance	28.6%	32.7%	10.7%
Foreign tax credit and withholding taxes	0.8%	7.3%	1.8%
Prior year assessments	2.8%	—%	—%
Other	(1.4)%	2.8%	2.3%
Effective rate	8.1%	17.1%	(9.2)%
It is the Company’s intent to remit all earnings from its foreign subsidiary and as of December 28, 2013, the Company had reflected all U.S. tax costs of remittance of such earnings in its financial statements.
A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Unrecognized tax benefits, beginning of year	$7,146	$7,860	$4,465
Gross increases for tax positions of prior years	—	707	3,594
Gross increases for tax positions of the current year	147	81	—
Gross decreases for tax positions of prior years	(253)	(142)	(177)
Settlements	—	(1,360)	(22)
Unrecognized tax benefits, end of year	$7,040	$7,146	$7,860
As of December 28, 2013 and December 29, 2012, the Company recorded $0.1 million of accrued interest related to uncertain tax positions.

As of December 28, 2013, the Company is subject to U.S. federal income tax examinations for the tax years 2008 and 2010 through 2012 and to non-U.S. income tax examinations for the tax years of 2009 through 2012. In addition, the Company is subject to state and local income tax examinations for the tax years 2006 through 2012. The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $1.2 million as of December 28, 2013 and December 29, 2012. The Company is currently undergoing examinations of its U.S. federal, non-U.S. federal and certain state income tax returns. During 2012, the Company agreed to U.S. federal tax adjustments of $1.3 million related to the 2009 tax year. The final outcome of any other examinations are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity.
In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company’s financial statements.
The Company and its U.S. subsidiaries are included in the consolidated income tax returns filed by Associated Materials Group, Inc., its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. As of December 28, 2013 and December 29, 2012, there were no amounts due to or payable from Associated Materials Group, Inc. related to the tax sharing agreement.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(23,287)	$6,040	$(17,247)
Other comprehensive income (loss) before reclassifications, net of tax of $2,553	19,151	(20,443)	(1,292)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $138	623	—	623
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Reclassifications out of accumulated other comprehensive loss consist of the following (in thousands):

Year Ended December 28, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$(21)
Amortization of unrecognized cumulative actuarial net loss	(740)
Total before tax	(761)
Tax benefit	(138)
Net of tax	$(623)
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans. See Note 15 for further information.
14. STOCK PLANS
On October 13, 2010, Parent’s board of directors adopted the AMH Investment Holdings Corp. 2010 Stock Incentive Plan (now known as the Associated Materials Group, Inc. 2010 Stock Incentive Plan) (“2010 Plan”). The 2010 Plan is an incentive compensation plan that permits grants of equity-based compensation awards to employees, directors and consultants of Parent and its subsidiaries. Awards under the 2010 Plan may be in the form of stock options (either incentive stock options or non-qualified stock options) or other stock-based awards, including restricted stock awards, restricted stock unit awards and stock appreciation rights. The maximum number of shares reserved for the grant or settlement of awards under the 2010 Plan is 6,150,076 shares of Parent common stock, subject to adjustment in the event of any share dividend or split, reorganization, recapitalization, merger, consolidation, spinoff, combination, or any extraordinary dividend or other similar corporate transaction. Any shares subject to awards which terminate or lapse without payment of consideration may be granted again under the 2010 Plan. In the event of a change in control, Parent’s compensation committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards.
Options granted under the 2010 Plan were awarded at exercise prices at or above the fair market value of such stock on the date of grant. Each option holder was granted awards with time-based vesting and/or performance-based vesting provisions. Subject to the option holders’ continued employment on each vesting date, the time-based options vest with respect to 20% of the shares on each anniversary of the grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined in the 2010 Plan. Subject to the option holders’ continued employment on each vesting date, the performance-based options vest based on the achievement of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) targets as established by Parent’s board of directors annually with respect to 20% of the shares per year over a five-year period, or if the target for a given year is not achieved, the option may vest if the applicable Adjusted EBITDA target is achieved in the next succeeding year. In addition, the performance-based options also provide that in the event of a change in control, that portion of the option that was scheduled to vest in the year in which the change in control occurs and in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering (“IPO”) of Parent’s common stock), any portion of the performance-based option that did not vest in any prior year because the applicable Adjusted EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger receive a three times return on their initial cash investment in Parent. Each option award has a contractual life of ten years.
The stock underlying the options awarded under the 2010 Plan is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the right of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by Parent, which is only likely to occur upon a liquidity event, change in control or the completion of an initial public offering of shares of Parent’s common stock. Upon such liquidity event, change in control or initial public offering, the repurchase feature, with respect to outstanding option awards, is removed and compensation expense related to all option awards, to the extent vested, is recognized immediately.
Stock option activity during the year ended December 28, 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term(years)
Options outstanding December 29, 2012	4,511,670	$11.30
Granted	685,083	6.04
Exercised	—	—
Forfeited	(361,315)	11.74
Options outstanding December 28, 2013	4,835,438	$10.52	7.9
Options exercisable December 28, 2013	1,629,199	$12.00	7.5
The fair value of the options granted during 2013, 2012 and 2011 was estimated at the date of the grant using the Black-Scholes model. The weighted average assumptions and fair value of the options were as follows:

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Dividend yield	—%	—%	—%
Annual risk-free rate	1.99%	1.69%	1.92%
Expected life of options (years)	7.19	8.27	8.57
Volatility	52.3%	51.0%	54.8%
Weighted average fair value of options granted per share	$2.58	$1.74	$2.51
The expected dividend yield is based on Parent’s historical and expected future dividend policy. The annual risk-free interest rate is based on zero coupon treasury bond rates corresponding to the expected life of the awards. The expected lives of the awards are based on the contractual term, the vesting period and the expected lives used by a peer group with similar option terms. Due to the fact that the shares of common stock of Parent have not and do not trade publicly, the expected volatility assumption was derived by referring to changes in the common stock prices of several peer companies (with respect to industry, size and leverage) over the same timeframe as the expected life of the awards.
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
Grants of restricted stock and restricted stock units have been awarded to certain officers and board members under the 2010 Plan. The awards vest at various dates with vesting periods up to five years. The weighted average fair value of restricted stock and restricted stock unit awards was $4.25 for both 2013 and 2012, and was calculated using the estimated market value of the shares on the date of grant.
The following table summarizes the Company’s restricted stock and restricted stock unit award activity for the year ended December 28, 2013:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 29, 2012	27,000	$4.25
Granted	88,000	4.25
Vested	(29,400)	4.25
Forfeited	—	—
Nonvested at December 28, 2013	85,600	$4.25
As of December 28, 2013, there was $13.3 million of unrecognized compensation cost related to Parent’s stock-based awards granted under the 2010 Plan and this cost is expected to be recognized at the time of a liquidity event or IPO. Compensation cost of $0.2 million , $0.1 million and $0.7 million was incurred related to Parent’s stock-based compensation plans recorded during 2013, 2012 and 2011, respectively, which was primarily included in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. The Company did not receive any cash as a result of vesting and exercise of stock-based compensation awards for the year ended December 28, 2013.
15. RETIREMENT PLANS
The Company sponsors defined benefit pension plans which cover hourly workers at its West Salem, Ohio plant, and hourly union employees at its Woodbridge, New Jersey plant as well as a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (the “Domestic Plans”). In 2013, the pension plan for West Salem was amended to reflect an increase in the pension multiplier. Employees who were covered by the pension plan prior to the amendment were provided an opportunity to irrevocably freeze their pension, along with any vested benefits associated with the plan, and elect to participate in a defined contribution plan. In addition, the amendment effectively closed the plan to any new employees hired after November 4, 2013. The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). The lump sum payments made to members of the Pointe Claire plan upon termination and retirement totaled more than the sum of the service cost and interest costs and as a result, the Company recorded a settlement loss of $0.6 million in 2013.
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
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions of up to 3.5% of eligible compensation in both the United States and Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were $2.6 million, $2.4 million and $1.8 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.
The change in benefit obligation and plan assets for the Company’s defined benefit pension and OPEB plans are as follows (in thousands):

	December 28, 2013			December 29, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$74,223	$85,694	$6,067	$68,462	$72,700	$6,245
Service cost	1,033	2,785	12	752	2,421	13
Interest cost	2,902	3,769	185	3,056	3,925	233
Plan amendments	112	—	(51)	5	—	—
Actuarial (gain) loss	(7,323)	(4,322)	(818)	5,417	8,813	109
Settlements	—	(1,855)	—	—	—	—
Participant contributions	—	288	9	—	329	7
Benefits paid	(3,785)	(3,599)	(561)	(3,469)	(4,269)	(589)
Retiree drug subsidy reimbursement	—	—	41	—	—	41
Effect of foreign exchange	—	(5,799)	(28)	—	1,775	8
Projected benefit obligation at end of period	67,162	76,961	4,856	74,223	85,694	6,067
Change in plan assets:
Fair value of assets at beginning of period	47,922	61,965	—	42,943	54,122	—
Actual return on plan assets	7,453	9,006	—	5,194	4,515	—
Settlements	—	(1,855)	—	—	—	—
Employer contributions	2,912	6,768	552	3,254	5,950	582
Participant contributions	—	288	9	—	329	7
Benefits paid	(3,785)	(3,599)	(561)	(3,469)	(4,269)	(589)
Effect of foreign exchange	—	(4,609)	—	—	1,318	—
Fair value of assets at end of period	54,502	67,964	—	47,922	61,965	—
Funded status	$(12,660)	$(8,997)	$(4,856)	$(26,301)	$(23,729)	$(6,067)

Accumulated Benefit Obligation	$67,162	$72,153	$4,856	$74,223	$78,413	$6,067

The amounts recognized in consolidated balance sheets and other comprehensive income (loss) for the Company’s defined benefit pension and OPEB plans are as follows (in thousands):

	December 28, 2013			December 29, 2012
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Balance sheets:
Accrued liabilities	$—	$—	$(515)	$—	$—	$(565)
Other liabilities	(12,660)	(8,997)	(4,341)	(26,301)	(23,729)	(5,502)
Total recognized	$(12,660)	$(8,997)	$(4,856)	$(26,301)	$(23,729)	$(6,067)

Accumulated other comprehensive income (loss):
Net actuarial (gain) loss	$(2,137)	$4,883	$(712)	$9,331	$15,111	$99
Net prior service cost (credit)	116	380	(51)	5	401	—
Total recognized	$(2,021)	$5,263	$(763)	$9,336	$15,512	$99
For the defined benefit pension plans, the estimated net actuarial loss and prior service cost to be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is less than $0.1 million. For the OPEB plans, the estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is also less than $0.1 million.
The components of net periodic benefit cost for the Company’s pension benefit plans are as follows (in thousands):

	Year Ended December 28, 2013		Year Ended December 29, 2012		Year Ended December 31, 2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Service cost	$1,033	$2,785	$752	$2,421	$620	$2,575
Interest cost	2,902	3,769	3,056	3,925	3,095	3,782
Expected return on assets	(3,548)	(3,900)	(3,224)	(3,726)	(3,380)	(3,947)
Loss recognized due to settlements	—	599	—	—	—	—
Amortization of prior service cost	1	20	—	21	—	21
Amortization of net actuarial loss (gain)	240	508	4	45	(12)	—
Net periodic benefit cost	$628	$3,781	$588	$2,686	$323	$2,431
The components of other comprehensive income (loss) for the Company’s pension benefit plans are as follows (in thousands):

	Year Ended December 28, 2013		Year Ended December 29, 2012		Year Ended December 31, 2011
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net actuarial (gain) loss	$(11,228)	$(9,121)	$3,447	$8,040	$11,807	$8,627
Prior service cost	112	—	5	—	—	443
Loss recognized due to settlements	—	(599)	—	—	—	—
Amortization of prior service cost	(1)	(20)	—	(21)	—	(21)
Amortization of net actuarial (loss) gain	(240)	(508)	(4)	(45)	12	—
Total recognized	$(11,357)	$(10,248)	$3,448	$7,974	$11,819	$9,049

The components of net periodic benefit cost for the Company’s OPEB Plans are as follows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Service cost	$12	$13	$11
Interest cost	185	233	272
Amortization of prior service cost	—	—	—
Amortization of net actuarial (gain) loss	(8)	1	(3)
Net periodic benefit cost	$189	$247	$280
The components of other comprehensive income (loss) for the Company’s OPEB Plans are as follows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Net actuarial (gain) loss	$(817)	$109	$96
Prior service credit	(51)	—	—
Amortization of prior service cost	—	—	—
Amortization of net actuarial gain (loss)	8	(1)	3
Total recognized	$(860)	$108	$99
The weighted average assumptions used to determine projected benefit obligation for the Company’s pension and OPEB plans are:

	December 28, 2013	December 29, 2012
Discount rate:
Domestic plans	4.81%	3.97%
Foreign plans	4.78%	4.48%
OPEB plans	4.25%	3.43%
Compensation increases:
Domestic plans	—%	—%
Foreign plans	3.50%	3.50%
The weighted average assumptions used to determine projected net periodic benefit cost for the Company’s pension and OPEB plans are:

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Discount rate:
Domestic plans	3.97%	4.54%	5.31%
Foreign plans	4.48%	5.17%	5.40%
OPEB plans	3.43%	4.10%	4.75%
Long-term rate of return on assets:
Domestic plans	7.50%	7.50%	8.00%
Foreign plans	6.25%	6.50%	7.00%
Compensation increases:
Domestic plans	—%	—%	—%
Foreign plans	3.50%	3.50%	3.50%

The following table presents health care cost trend rates used to determine net periodic benefit cost for the Company’s OPEB plans, as well as information regarding the ultimate cost trend and the year in which their ultimate rate is reached:

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Assumed health care cost trend rate medical claims	7.0%	7.5%	8.0%
Ultimate health care cost trend	5.0%	5.0%	5.0%
Ultimate year health care cost trend rate is achieved	2022	2018	2018
A one-percentage-point increase (decrease) in the assumed health care cost trend rates has the following effects on postretirement obligations at December 28, 2013 (in thousands):

	1% Increase	1% Decrease
Increase (decrease) in accumulated postretirement benefit obligation	$277	$(244)
Increase (decrease) in aggregate service and interest cost	10	(9)
The discount rates used for the Company’s domestic plans were set on a plan by plan basis and reflect the market rate for high-quality fixed-income U.S. debt instruments that are rated AA or higher by a recognized ratings agency as of the annual measurement date. The discount rate is subject to change each year. In selecting the assumed discount rate, the Company considered current available rates of return expected to be available during the period to maturity of the pension and other postretirement benefit obligations. The discount rate for the Company’s foreign plans was selected on the same basis as described above for the domestic plans, except that the discount rate was evaluated using the spot rates generated by a Canadian corporate AA bond yield curve.
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
The fair values of domestic pension plan assets as of December 28, 2013 by asset category are (in thousands):

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$35,089	$—	$—	$35,089
Mutual funds	—	8,240	—	8,240
Government securities	—	9,063	—	9,063
Money funds	—	2,073	—	2,073
Cash	37	—	—	37
Total	$35,126	$19,376	$—	$54,502

The fair values of domestic pension plan assets as of December 29, 2012 by asset category are (in thousands):

	December 29, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$30,297	$—	$—	$30,297
Mutual funds	—	7,057	—	7,057
Government securities	—	8,612	—	8,612
Money funds	—	1,923	—	1,923
Cash	33	—	—	33
Total	$30,330	$17,592	$—	$47,922
The fair values of foreign pension plan assets as of December 28, 2013 by asset category are (in thousands):

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled funds	$—	$67,085	$—	$67,085
Cash	879	—	—	879
Total	$879	$67,085	$—	$67,964
The fair values of foreign pension plan assets as of December 29, 2012 by asset category are (in thousands):

	December 29, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled funds	$—	$61,562	$—	$61,562
Cash	403	—	—	403
Total	$403	$61,562	$—	$61,965
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
Pooled Funds: Pooled funds held by the Company’s foreign plans are classified as Level 2 investments and are reported at their NAV. These pooled funds use the close or last trade price as fair value of the investments to determine the daily transactional NAV for purchases and redemptions by its unit holders as determined by the fund’s trustee based on the underlying securities in the fund.

Estimated future benefit payments are as follows (in thousands):

	Pension Plans		OPEB Plans
	Domestic Plans	Foreign Plans	Gross	Medicare Prescription Drug Subsidy
2014	$3,279	$3,063	$514	$(33)
2015	3,487	3,536	487	(32)
2016	3,579	3,595	451	(31)
2017	3,705	3,613	422	(30)
2018	3,841	3,586	394	(30)
2019 — 2023	21,764	21,005	1,568	(126)
The Company expects to make $4.5 million, $7.4 million and $0.5 million in contributions to the Domestic Plans, Foreign Plans and OPEB Plans, respectively, in 2014. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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
16. LEASE COMMITMENTS
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2014	$34,772
2015	25,744
2016	18,809
2017	14,392
2018	10,606
Thereafter	11,329
Total future minimum lease payments	$115,652
Lease expense was $39.8 million, $40.1 million and $40.8 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The Company’s facility lease agreements typically contain renewal options.
During the second quarter ended July 2, 2011, the Company purchased previously leased equipment via buy-out option and paid the lessor the present value of the remaining lease payments, the residual value and sales and personal property taxes. As a result, the Company recorded a charge of $0.8 million within selling, general and administrative expenses for the year ended December 31, 2011. The charge represents the excess of cash paid over the estimated fair value of the purchased equipment. The estimated fair values of the purchased equipment was recorded within property, plant and equipment and is being depreciated over their estimated remaining useful lives.
17. COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, individually or in the aggregate, after giving effect to its existing insurance coverage, is expected to have a material adverse effect on its financial position, results of operations or liquidity. From time to time, the Company is also involved in proceedings and potential proceedings relating to environmental and product liability matters.

Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly-owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $0.3 million. Although investigations at this facility are ongoing and the delineation process has not been completed, it appears probable that a liability will be incurred and as such, the Company has recorded a minimum liability of $0.3 million. The Company believes this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
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
On January 26, 2012, the Company filed a motion to coordinate or consolidate the actions as a multidistrict litigation. Plaintiffs in all cases agreed to a temporary stay while the Judicial Panel on Multidistrict Litigation considered the motion. On April 17, 2012, the Panel issued an order denying the Company’s motion to consolidate on the basis that since all plaintiffs have agreed to voluntarily dismiss their actions and re-file their cases in the Northern District of Ohio, there is no need to formally order the consolidation. On May 3, 2012, a complaint was filed in the Northern District of Ohio, consolidating the five actions that previously had been pending in other states (the “Patrick action”). On July 20, 2012, plaintiffs in the three actions already pending in the Northern District of Ohio filed a motion to consolidate those actions with the Patrick action, but specifically requesting that the first-filed action by plaintiff Eliason be permitted to proceed under a separate caption and on its own track. That same day, the Court issued an order requiring the parties to advise if any party objects to consolidation and requiring the parties to submit a joint consolidated pretrial schedule within ten days. Defendants filed a motion consenting to consolidation but requesting that all cases be consolidated under a single caption and proceed on a single track. On September 6, 2012, the Court issued an order granting the defendants’ request for consolidation of all cases under a single caption, proceeding on a single track. The Court also ordered plaintiffs to file their single consolidated amended complaint by September 19, 2012, which plaintiffs did.
The Court also conducted a case management conference on September 5, 2012. At that conference, the Court deferred setting most case deadlines to permit the parties to attempt to resolve the case by mediation. A non-binding mediation was held on November 13, 2012. Subsequent to the mediation, on February 13, 2013, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement”) with the named plaintiffs. A preliminary approval hearing was held by the Court on March 4, 2013, and the Settlement was preliminarily approved by the Court on March 5, 2013. On August 1, 2013, following a fairness hearing, the Court issued a final judgment and order approving the Settlement (“Final Judgment and Order”). The Settlement became effective on September 2, 2013 when the time period for appealing the Final Judgment and Order ended.
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
Under the Settlement, the Company agreed to pay the sum of $2.5 million to compensate class counsel for attorneys’ fees and litigation expenses incurred and to be incurred in connection with the lawsuit. The Company also paid $0.6 million associated with executing the notice provisions of the Settlement. The Company recognized settlement costs related to the attorneys’ fees and notice costs as of December 29, 2012. The Company expects to incur additional warranty costs associated with the Settlement; however, the Company does not believe the incremental costs have been or will be material.
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
Environmental claims, product liability claims and other claims are administered by the Company in the ordinary course of business, and the Company maintains pollution and remediation and product liability insurance covering certain types of claims. Although it is difficult to estimate the Company’s potential exposure to these matters, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or liquidity.
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Vinyl windows	$369,869	$357,267	$362,570
Vinyl siding products	216,872	227,374	224,388
Metal products	166,602	174,111	178,398
Third-party manufactured products	314,408	302,966	320,852
Other products and services	101,847	80,803	73,307
	$1,169,598	$1,142,521	$1,159,515
The Company operates principally in the United States and Canada. Net sales and long-lived assets by country were determined based on the location of the selling subsidiary as follows (in thousands):

	Year Ended December 28, 2013	Year Ended December 29, 2012	Year Ended December 31, 2011
Net Sales:
United States	$950,977	$904,791	$911,854
Canada	218,621	237,730	247,661
	$1,169,598	$1,142,521	$1,159,515

	December 28, 2013	December 29, 2012
Long-lived Assets:
United States	$66,922	$69,183
Canada	34,023	39,269
	$100,945	$108,452

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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,566	$—	$—	$13,249	$—	$20,815
Accounts receivable, net	96,265	—	9,858	19,140	—	125,263
Intercompany receivables	374,444	—	57,711	1,794	(433,949)	—
Inventories	93,175	—	10,117	30,177	—	133,469
Income taxes receivable	—	—	792	—	—	792
Deferred income taxes	2,451	—	2,234	—	—	4,685
Prepaid expenses and other current assets	8,239	—	891	1,712	—	10,842
Total current assets	582,140	—	81,603	66,072	(433,949)	295,866
Property, plant and equipment, net	65,348	—	1,574	34,023	—	100,945
Goodwill	300,642	—	24,650	146,499	—	471,791
Other intangible assets, net	379,740	—	44,654	138,830	—	563,224
Investment in subsidiaries	(37,194)	—	(136,544)	—	173,738	—
Intercompany receivable	—	835,230	—	—	(835,230)	—
Other assets	22,926	—	—	1,867	—	24,793
Total assets	$1,313,602	$835,230	$15,937	$387,291	$(1,095,441)	$1,456,619

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$64,272	$—	$9,531	$23,171	$—	$96,974
Intercompany payables	1,794	—	—	432,155	(433,949)	—
Accrued liabilities	63,534	—	6,392	8,256	—	78,182
Deferred income taxes	—	—	—	2,441	—	2,441
Income taxes payable	452	—	—	1,687	—	2,139
Total current liabilities	130,052	—	15,923	467,710	(433,949)	179,736
Deferred income taxes	73,862	—	16,620	35,722	—	126,204
Other liabilities	76,668	—	20,588	20,403	—	117,659
Long-term debt	835,230	835,230	—	—	(835,230)	835,230
Member’s equity	197,790	—	(37,194)	(136,544)	173,738	197,790
Total liabilities and member’s equity	$1,313,602	$835,230	$15,937	$387,291	$(1,095,441)	$1,456,619

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$900,422	$—	$166,302	$263,604	$(160,730)	$1,169,598
Cost of sales	687,015	—	150,647	210,866	(160,730)	887,798
Gross profit	213,407	—	15,655	52,738	—	281,800
Selling, general and administrative expenses	183,250	—	5,281	43,750	—	232,281
Income from operations	30,157	—	10,374	8,988	—	49,519
Interest expense, net	77,681	—	—	2,070	—	79,751
Foreign currency loss	—	—	—	754	—	754
(Loss) income before income taxes	(47,524)	—	10,374	6,164	—	(30,986)
Income tax (benefit) expense	(1,882)	—	1,668	2,721	—	2,507
(Loss) income before equity income (loss) from subsidiaries	(45,642)	—	8,706	3,443	—	(33,493)
Equity income (loss) from subsidiaries	12,149	—	3,443	—	(15,592)	—
Net (loss) income	$(33,493)	$—	$12,149	$3,443	$(15,592)	$(33,493)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	19,774	—	9,666	7,594	(17,260)	19,774
Foreign currency translation adjustments, net of tax	(20,443)	—	(20,443)	(20,443)	40,886	(20,443)
Total comprehensive (loss) income	$(34,162)	$—	$1,372	$(9,406)	$8,034	$(34,162)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(12,204)	$—	$56	$12,401	$253
INVESTING ACTIVITIES
Supply center acquisition	(348)	—	—	—	(348)
Capital expenditures	(10,926)	—	(56)	(720)	(11,702)
Proceeds from the sale of assets	56	—	—	4	60
Net cash used in investing activities	(11,218)	—	(56)	(716)	(11,990)
FINANCING ACTIVITIES
Borrowings under ABL facilities	99,891	—	—	48,970	148,861
Payments under ABL facilities	(169,391)	—	—	(57,470)	(226,861)
Intercompany transactions	(8,500)	—	—	8,500	—
Equity contribution from parent	742	—	—	—	742
Issuance of senior notes	106,000	—	—	—	106,000
Financing costs	(5,074)	—	—	(475)	(5,549)
Net cash provided by (used in) financing activities	23,668	—	—	(475)	23,193
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(235)	(235)
Increase in cash and cash equivalents	246	—	—	10,975	11,221
Cash and cash equivalents at beginning of year	7,320	—	—	2,274	9,594
Cash and cash equivalents at end of year	$7,566	$—	$—	$13,249	$20,815

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 29, 2012
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

LIABILITIES AND MEMBER'S EQUITY
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 29, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(7,641)	$—	$2,724	$4,328	$(589)
INVESTING ACTIVITIES
Capital expenditures	(4,335)	—	(68)	(968)	(5,371)
Proceeds from the sale of assets	90	—	1	3	94
Net cash used in investing activities	(4,245)	—	(67)	(965)	(5,277)
FINANCING ACTIVITIES
Borrowings under ABL facilities	116,100	—	—	92,371	208,471
Payments under ABL facilities	(117,600)	—	—	(86,571)	(204,171)
Intercompany transactions	12,980	—	(58,446)	45,466	—
Dividends paid	—	—	55,789	(55,789)	—
Equity contribution from parent	80	—	—	—	80
Financing costs	(209)	—	—	(16)	(225)
Net cash provided by (used in) financing activities	11,351	—	(2,657)	(4,539)	4,155
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(69)	(69)
Decrease in cash and cash equivalents	(535)	—	—	(1,245)	(1,780)
Cash and cash equivalents at beginning of year	7,855	—	—	3,519	11,374
Cash and cash equivalents at end of year	$7,320	$—	$—	$2,274	$9,594

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Year Ended December 31, 2011
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$865,247	$—	$159,846	$291,588	$(157,166)	$1,159,515
Cost of sales	674,764	—	153,540	223,195	(157,166)	894,333
Gross profit	190,483	—	6,306	68,393	—	265,182
Selling, general and administrative expenses	197,357	—	5,877	44,044	—	247,278
Impairment of goodwill	52,791	—	5,293	26,169	—	84,253
Impairment of other intangible assets	56,900	—	6,153	16,841	—	79,894
Merger transaction costs	513	—	—	72	—	585
Manufacturing restructuring costs	228	—	—	—	—	228
Loss from operations	(117,306)	—	(11,017)	(18,733)	—	(147,056)
Interest expense, net	73,877	—	—	1,852	—	75,729
Foreign currency loss	—	—	—	438	—	438
Loss before income taxes	(191,183)	—	(11,017)	(21,023)	—	(223,223)
Income tax (benefit) expense	(18,641)	—	(2,145)	352	—	(20,434)
Loss before equity (loss) income from subsidiaries	(172,542)	—	(8,872)	(21,375)	—	(202,789)
Equity (loss) income from subsidiaries	(30,247)	—	(21,375)	—	51,622	—
Net (loss) income	$(202,789)	$—	$(30,247)	$(21,375)	$51,622	$(202,789)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	(18,640)	—	(8,723)	(6,719)	15,442	(18,640)
Foreign currency translation adjustments, net of tax	(7,374)	—	(7,374)	(7,374)	14,748	(7,374)
Total comprehensive (loss) income	$(228,803)	$—	$(46,344)	$(35,468)	$81,812	$(228,803)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, and subject to the limitations described below, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control system will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within a company have been or will be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the internal control system are met.
Management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework 1992.” Based on this assessment and subject to the limitations described above, management, including our Interim Chief Executive Officer and Chief Financial Officer, has determined that our internal control over financial reporting was effective as of December 28, 2013.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about the directors and executive officers of Associated Materials Group, Inc. (“Parent”), our indirect parent company, and us as of March 21, 2014:

Name	Age	Position(s)
Dana R. Snyder	67	Interim Chief Executive Officer and Director
Paul Morrisroe	50	Senior Vice President and Chief Financial Officer
James T. Kenyon	56	Senior Vice President and Chief Human Resources Officer
Robert C. Gaydos	50	Senior Vice President, Operations
Brad S. Beard	47	Senior Vice President and Chief Commercial Officer, AMI Distribution and Services
David L. King	55	Senior Vice President and Chief Commercial Officer, Direct Sales
Dana A. Schindler	47	Senior Vice President and Chief Marketing Officer
Kenneth James	62	General Counsel and Secretary
Erik D. Ragatz	41	Director, Chairman of the Board of Directors
Lawrence M. Blackburn	59	Director
Charles A. Carroll	64	Director
Adam B. Durrett	33	Director
Set forth below is a brief description of the business experience of the directors and executive officers. All of the officers serve at the discretion of Parent’s board of directors.
Dana R. Snyder, Age 67. Effective January 20, 2014, Mr. Snyder was appointed by the Board of Directors as our Interim Chief Executive Officer. Mr. Snyder has been a director since November 2010. From December 2004 to October 2010, Mr. Snyder served as a director of AMH Holdings II, Inc. Mr. Snyder also served as our Interim Chief Executive Officer from June 2011 through September 2011 and our Interim President and Chief Executive Officer from July 2006 through September 2006. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation and served on the board of directors of Werner Ladder from 2004 to 2007. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions, adds value and extensive knowledge regarding our industry and evaluation of certain strategic alternatives. In addition, he has experience evaluating the financial and operational performance of companies within the building products industry. Mr. Snyder’s service as our Interim Chief Executive Officer provides him with an understanding of the financial and business issues relevant to us and makes him well-qualified to serve as a member of the Board of Directors.
Paul Morrisroe, Age 50. Mr. Morrisroe has been our Senior Vice President and Chief Financial Officer since February 27, 2012. Before joining us, Mr. Morrisroe served in various management positions within Barnes Group Inc., including as Vice President of Finance, Precision Components from April 2011 to February 2012, Vice President, Internal Audit from February 2009 to March 2011, Barnes Industrial Group Controller from 2005 to 2008, Barnes Aerospace Group Controller from 2000 to 2004 and Director of Accounting and Planning from 1997 to 2000. Mr. Morrisroe held various roles with United Technologies Corporation from 1991 to 1997 and served as an auditor at Arthur Andersen LLP from 1986 to 1991.
James T. Kenyon, Age 56. Mr. Kenyon has been our Senior Vice President and Chief Human Resources Officer since June 4, 2012. Before joining us, Mr. Kenyon served as the Vice President, Human Resources at Rexnord Corporation’s Water Management Platform from 2010 through 2012. Mr. Kenyon also served as Vice President Human Resources for OM Group from 2008 to 2009. Mr. Kenyon held various roles with Danaher Corporation from 1996 to 2007 including Vice-President Human Resources for its Hand Tool Platform.
Robert C. Gaydos, Age 50. Mr. Gaydos has been our Senior Vice President, Operations since August 1, 2011. Before joining us, Mr. Gaydos served as Senior Vice President, Global Operations — Orthopedics Division and CT/Biologics Division from August 2008 to July 2011 and Vice President, Global Operations — Reconstructive Division from September 2004 to August 2008 of Smith & Nephew, Inc., a global medical technology business. Mr. Gaydos’ previous experience included roles at American Standard Companies Inc., Ingersoll-Rand, Inc., Nissan Forklift Corporation and Lincoln Electric Company.

Brad S. Beard, Age 47. Mr. Beard was named Senior Vice President and Chief Commercial Officer, AMI Distribution and Services on November 1, 2013 having previously served as our Senior Vice President, New Business Development and National Account Sales and Services since February 20, 2012 and previous to that as our Vice President of AMI Distribution since December 2010. Mr. Beard joined our company in 2002 and has held various positions within the distribution business, most recently as
Regional Vice President.
David L. King, Age 55. Mr. King was named Senior Vice President and Chief Commercial Officer, Direct Sales on November 1, 2013 having served as our Senior Vice President of Direct Sales since February 15, 2013. Mr. King has been with our company for 16 years, previously serving as our Senior Vice President, AMI Sales since 2008. Prior to 2008, Mr. King served as our Vice President, National Credit Manager.
Dana A. Schindler, Age 47. Mrs. Schindler was named Senior Vice President and Chief Marketing Officer on November 1, 2013. Mrs. Schindler has been with our company since 2000 and has held various positions within the marketing organization, most recently as Vice President of Marketing.
Kenneth James, Age 62. Mr. James has been our General Counsel since May 15, 2013. Before joining us, Mr. James served as Senior Counsel and Deputy General Counsel at Pernod Ricard USA, LLC from 2006 through 2012. Mr. James served as a principal of The James Group from 2004 to 2006. Mr. James also served as Vice President and Assistant General Counsel for Diageo North, Inc. from 2000 to 2003. Mr. James served as Counsel with General Electric Company, Lighting Business Group from 1990 to 2000.
Erik D. Ragatz, Age 41. Mr. Ragatz has been a director and the Chairman of the Board of Directors since October 2010. Mr. Ragatz is a Managing Director at Hellman & Friedman LLC. Before joining Hellman & Friedman LLC in 2001, Mr. Ragatz was a vice-president with Pacific Equity Partners in Sydney, Australia and an associate with Bain Capital in Boston, Massachusetts. Mr. Ragatz also worked as a management consultant for Bain & Company in San Francisco, California. Mr. Ragatz previously served as Chairman of the board of directors of Goodman Global Group, Inc. Mr. Ragatz was a member of the boards of directors of Texas Genco, LLC, Sheridan Holdings, Inc. and LPL Investment Holdings, Inc. As a member of the Board of Directors, Mr. Ragatz contributes his financial and capital markets expertise and draws on his years of experience with Hellman & Friedman LLC. Mr. Ragatz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on the boards of directors of Hellman & Friedman LLC’s portfolio companies.
Lawrence M. Blackburn, Age 59. Mr. Blackburn was appointed to the Board of Directors in September 2013. Mr. Blackburn has served as Executive Vice President and Chief Financial Officer of Goodman Global, Inc. since September 2001. Before joining Goodman Global, Inc., Mr. Blackburn served as Vice President and Chief Financial Officer of Amana Appliances from February 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From April 1983 to August 1999, Mr. Blackburn was with Newell Rubbermaid, Inc. and previously Rubbermaid, Inc., where he had most recently been President and General Manager of its wholly owned subsidiary, Little Tikes Commercial Play Systems, Inc. Mr. Blackburn was previously a member of the board of directors of Goodman Global Group, Inc. As a member of the Board, Mr. Blackburn contributes significant industry-specific experience and financial expertise based on his years of senior executive experience and his service on other company boards.
Charles A. Carroll, Age 64. Mr. Carroll has been a director since October 2010. Mr. Carroll served as President and Chief Executive Officer of Goodman Global, Inc. from September 2001 to April 2008. Before joining Goodman Global, Inc., Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer and was a member of the board of directors. Mr. Carroll was previously a member of the board of directors of Goodman Global Group, Inc. Mr. Carroll contributes his knowledge of the building products industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations, which make him well-qualified to serve as a member of the Board of Directors.
Adam B. Durrett, Age 33. Mr. Durrett has been a director since October 2010. Mr. Durrett is a Director at Hellman & Friedman LLC. Before joining Hellman & Friedman LLC in 2005, Mr. Durrett worked in the Media and Telecommunications Mergers and Acquisitions Department of Morgan Stanley & Co. in New York from 2003 to 2005. In addition, Mr. Durrett was a member of the Grosvenor Capital Management LP Advisory Board during 2011. As a member of the Board of Directors, Mr. Durrett contributes his financial expertise and draws on his years of experience with Hellman & Friedman LLC and in other financial positions.

Board Composition and Governance
Our Board of Directors consists of five directors. Our amended and restated limited liability company agreement provides that our Board of Directors shall consist of a number of directors between one and ten. The exact number of directors will be determined from time to time by the affirmative vote of a majority of directors then in office.
Each director serves until such director’s resignation, death, disqualification or removal. Vacancies on the Board of Directors, whether caused by resignation, death, disqualification, removal, an increase in the authorized number of directors or otherwise, may be filled by Associated Materials Incorporated (“Holdings”), our sole member, or the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director.
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
For a discussion regarding the Stockholders Agreement, please refer to Item 13. “Certain Relationships, Related Transactions and Director Independence — Stockholders Agreement.”
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
We believe that Holdings seeks to ensure that our Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure. In that regard, we believe that Holdings considers all factors it deems appropriate, including the information discussed in each director’s biographical information set forth above and, in particular, with regard to Messrs. Ragatz, Blackburn, and Durrett, their significant experience, expertise and background with regard to financial matters.
Parent’s board of directors currently has two standing committees, the Audit Committee and the Compensation Committee.
Audit Committee
The members of Parent’s Audit Committee are appointed by Parent’s board of directors. The Audit Committee currently consists of Messrs. Blackburn, Ragatz and Durrett. Messrs. Ragatz and Durrett were appointed to the Audit Committee by Parent’s board of directors in October 2010 and Mr. Blackburn was appointed in September 2013. Effective on September 6, 2013, Mr. Blackburn replaced Mr. Durrett as the Chairperson of the Audit Committee. Messrs. Blackburn and Ragatz are considered “audit committee financial experts” under the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee are independent. Since Parent does not have a class of securities listed on any national securities exchange, Parent is not required to maintain an audit committee comprised entirely of “independent” directors under the heightened independence standards. Other than Mr. Blackburn, the members of Parent’s Audit Committee do not qualify as independent under the heightened independence standards. Parent believes the experience and education of the directors on its Audit Committee qualify them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, its internal controls and procedures for financial reporting and its compliance with applicable provisions of the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the Audit Committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
Compensation Committee
The Compensation Committee currently consists of three directors, Messrs. Ragatz, Blackburn, and Carroll. Mr. Ragatz is the Chairperson of the Compensation Committee.
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
ITEM 11. EXECUTIVE COMPENSATION
Named Executive Officers
For the fiscal year ended December 28, 2013, (the “2013 fiscal year”), the following individuals were our named executive officers:

Name	Title(s)
Jerry W. Burris	Former President, Chief Executive Officer and Director (Resigned on January 17, 2014)
Paul Morrisroe	Senior Vice President and Chief Financial Officer
James T. Kenyon	Senior Vice President and Chief Human Resources Officer
Robert C. Gaydos	Senior Vice President, Operations
David S. Nagle	Former Senior Vice President and Chief Operations Officer, AMI Distribution and Services (Resigned on January 30, 2014)
Objectives of Our Executive Compensation Program
The goals of our executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value.
Our primary key performance indicator is EBITDA. We utilize EBITDA as the primary measure of our financial performance. Accordingly, our compensation programs are primarily designed to reward executives for driving growth of our EBITDA, which we believe corresponds to the enhancement of equity value. “EBITDA,” as used in our annual incentive bonus program for the 2013 fiscal year and for purposes of establishing the vesting targets for performance vesting stock options, has the same meaning as “Adjusted EBITDA” as presented elsewhere in this report. For this purpose, EBITDA does not include the run-rate cost savings add-back allowable under the ABL facilities and the Indenture and may be subject to additional adjustments as made in good faith by the Compensation Committee of our board of directors (the “Committee”) for non-recurring or unusual transactions such as acquisitions or dispositions of assets outside the ordinary course of business.
As discussed below under the heading “— Annual Incentive Bonus,” certain other operating metrics, which are established by the Committee, in mutual agreement with our Chief Executive Officer (“CEO”), within the first 90 days of each fiscal year are utilized as secondary performance indicators under our annual incentive bonus program.
Elements of Compensation
The compensation of our named executive officers consists of the following elements: (1) base salary, (2) discretionary bonus awards payable under special circumstances, (3) annual incentive bonus, (4) long-term incentive compensation in the form of both time and performance vesting stock options and (5) severance and change in control benefits. We believe that offering each of these elements is necessary to remain competitive in attracting and retaining talented executives. Furthermore, the annual incentive bonus and equity-based long-term incentive compensation align the executive’s goals with those of the organization and Parent’s stockholders.
Collectively, these elements of a named executive officer’s total compensation are designed to reward and influence the executive’s individual performance and our short-term and long-term performance. Base salaries and annual incentive bonuses are designed to reward executives for their performance and our short-term performance. Discretionary bonus awards typically include sign-on bonuses or incentives to attract executives, or awards to executives paid at the discretion of the Committee under special circumstances. We believe that providing long-term incentive compensation in the form of stock options ensures that our executives have a continuing stake in our long-term success and have incentives to increase Parent’s equity value. Severance benefits are commonplace in executive positions, and we believe that offering such benefits is necessary to remain competitive in the marketplace. Total compensation for each named executive officer is reviewed annually by the Committee to ensure that the proportions of the executive’s short-term incentives and long-term incentives are, in the view of the Committee, properly balanced.
Setting Executive Compensation
The Committee reviews and approves all employment agreements entered into by our named executive officers when they commence employment with us. The Committee is also responsible for approving any changes to the compensation of our named executive officers following their commencement of employment. Historically, the Committee has not engaged in any formal benchmarking of compensation. However, the Committee from time to time has reviewed data compiled from publicly available surveys regarding the compensation paid by similarly sized companies for similar positions and will consider this data both when determining whether the named executive officers should receive a base salary increase and in deciding whether to make any changes in the compensation of our named executive officers.
Periodically, our Senior Vice President and Chief Human Resources Officer (“CHRO”) and our CEO conduct an assessment of each executive’s (other than the CEO’s) performance for the immediately preceding year. Following this assessment, our CEO presents recommendations to the Committee regarding base salary increases and any other proposed changes in the compensation of the executives, excluding himself. The Committee reviews these performance assessments and recommendations, and either approves these recommendations or adjusts such recommendations as it determines to be appropriate in its sole discretion in making changes to the compensation of any executive. Our CHRO also provides our CEO and the Committee with input regarding our annual bonus plan (as discussed below) and equity grants for executives, including but not limited to, recommendations regarding eligibility for such grants and the size of the applicable grant (determined as a percentage of base salary). Although our CEO and CHRO generally attend meetings of the Committee, each recuses himself from those portions of the meetings related to his compensation. In addition, our CEO provides input to the Committee with respect to setting the EBITDA targets under our annual bonus program and the other operating metrics under the annual bonus program are mutually agreed by the Committee and our CEO.
The Committee is exclusively responsible for determining any base salary increases for our CEO and for making any other compensation decisions with respect to our CEO. In making any such compensation decisions, the Committee has historically considered any relevant data from publicly available sources and its own assessment of the performance of our CEO for the preceding year.
Base Salary
Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive, and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary based upon the executive’s individual contributions and performance during the prior year. The base salaries of executives hired in the recent years were determined as a result of negotiations with each such executive in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive salary would be for each such executive’s position. None of the named executive officers received a base salary increase in the 2013 fiscal year.
Discretionary Bonus Awards
Discretionary bonus awards encompass any bonus provided outside of the annual incentive bonus program discussed below. Typical bonus awards include awards used to attract executives to us, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus program based upon the achievement of defined performance goals. Bonus awards can also be awarded at the discretion of the Board of Directors to recognize extraordinary achievements or contributions by our executives. None of the named executive officers received a discretionary bonus in respect of the 2013 fiscal year.
Annual Incentive Bonus
For each fiscal year, the executives’ annual incentive bonuses are determined as a percentage of their base salaries (with a target bonus percentage set forth in each executive’s employment agreement), based on the achievement of the applicable performance goals.
2013 Fiscal Year Annual Bonus Program. Seventy percent (70%) of the total target bonus for the 2013 fiscal year is based on achieving an EBITDA performance goal. Each year, the Committee establishes EBITDA performance goals, including threshold, target, and maximum performance goals. The EBITDA performance goals are established by the

Committee, giving consideration to our prior fiscal year performance, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA performance goals are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of us and our stockholders and to tie their interest to meeting and exceeding our established financial goals. Failure to achieve the internal EBITDA performance goals is not necessarily an indication of our financial performance or our financial condition. If the EBITDA results for the period in question are between either the threshold and target performance goals or target and maximum performance goals, linear interpolation is used to calculate the portion of the incentive bonus payout that is based on the achievement of the EBITDA performance goal. As described above under the heading, “— Objectives of Our Executive Compensation Program,” EBITDA excludes the adjustment for run-rate cost savings and may be adjusted by the Committee, at its discretion, for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report.
The threshold, target and maximum EBITDA performance goals for the 2013 fiscal year were $96.1 million, $104.4 million and $121.1 million, respectively. EBITDA for the 2013 fiscal year was $95.6 million calculated on the same basis as Adjusted EBITDA for the 2013 fiscal year excluding run-rate cost savings of $10.9 million (as presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and elsewhere in this report) and non-recurring consulting fees of $2.8 million associated with the development of the new window platform, in accordance with the Committee’s discretion in permitting adjustments for non-recurring or unusual transactions as permitted under the Amended and Restated Revolving Credit Agreement governing our ABL facilities and the Indenture. For 2013, the threshold performance goal for EBITDA was not achieved and the EBITDA performance portion of the target bonus was not paid.
Thirty percent (30%) of the total target bonus is based on achieving other applicable operating metrics, which metrics are established by the Committee, in mutual agreement with our CEO, within the first 90 days of each fiscal year.
For the 2013 fiscal year, these other operating metrics consisted of (1) “Sales Growth”, weighted at 15% of the total target bonus and (2) “Quality Improvement”, weighted at 15% of the total target bonus. The threshold, target and maximum levels of each of these operating metrics was set with the following objectives: the target level is both challenging and achievable and reflects the midpoint of planned company performance; the performance ranges within which threshold and maximum payouts can be earned are consistent with the range of financial results within which performance is expected to occur; and a threshold payment is made to reward partial achievement of the targets whereas a maximum payment rewards attainment of an aggressive, but potentially achievable, level of performance.
“Sales Growth” was determined by measuring the net sales during the fiscal year. The threshold, target and maximum goals for the 2013 fiscal year were $1,142.5 million, $1,214.3 million and $1,256.8 million, respectively. The portion of the Sales Growth bonus that is paid is based on the actual level of achievement, with the threshold, target and maximum achievement levels corresponding to payouts of 33%, 100% and 167% of the Sales Growth bonus, respectively. For 2013, the achieved Sales Growth level corresponded to a payout equal to 58% of the Sales Growth bonus.
“Quality Improvement” was determined by measuring improvement of the percentage of fully correct window purchase orders invoiced during the fiscal year compared to the prior fiscal year. The portion of the Quality Improvement bonus that is paid is based on the actual level of achievement, with the threshold, target and maximum achievement levels corresponding to payouts of 33%, 100% and 167% of the Quality Improvement bonus, respectively. For 2013, the threshold performance goal for Quality Improvement was not achieved and the Quality Improvement portion of the target bonus was not paid.
For the 2013 fiscal year, the threshold, target and maximum bonuses that could have been earned by each of our named executive officers (expressed as a percentage of base salary and based on the bonus they could have earned for the full year), as well as the amount of the bonus actually paid based on the level of performance achieved, are set forth below:

	2013 Annual Incentive Bonus Payout Percentage			2013 Annual Incentive Bonus Payout
Name	Threshold	Target	Maximum	Actually Paid as Percentage of Base Salary	Dollar Amount of Bonus(1)
Jerry W. Burris	33%	100%	260%	9%	48,254
Paul Morrisroe	20%	60%	156%	5%	17,108
James T. Kenyon	20%	60%	156%	5%	14,476
Robert C. Gaydos	20%	60%	156%	5%	17,108
David S. Nagle	20%	60%	156%	5%	15,792

(1)
The dollar amount of the 2013 annual incentive bonus payout is calculated as described in the following example. Assuming a $100,000 target bonus and the bonus criteria and achievement levels described above, a participating executive would receive: $0 for the EBITDA portion (70% of $100,000 multiplied by 0%); $8,700 for the Sales Growth portion (15% of $100,000 multiplied by 58%) and $0 for the Quality Improvement portion (15% of $100,000 multiplied by 0%).

Equity-Based Compensation
The Committee awards equity-based compensation, generally consisting of stock options of Parent, to named executive officers based on the expected role of the named executive officer in increasing equity value. Typically equity-based awards will be granted upon hiring or promotion of the named executive officer; however, equity-based awards may be granted at any time at the discretion of the Committee.
The time-based options vest with respect to 20% of the shares on each anniversary of the grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined below under the heading “— Associated Materials Group, Inc. 2010 Stock Incentive Plan.” The performance-based options vest based on the achievement of EBITDA targets as established by the Committee annually with respect to 20% of the shares per year over a five-year period, or if the target for a given year is not achieved, the option may vest if the applicable EBITDA target is achieved in the next succeeding year. As described above under the heading, “— Objectives of Our Executive Compensation Program,” EBITDA excludes the adjustment for run-rate cost savings and may be adjusted by the board of directors, at its discretion, for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report. The shares of common stock acquired upon the exercise of such stock options are subject to the term of the Stockholders Agreement, as described below under Item 13. “Certain Relationships, Related Transactions and Director Independence — Stockholders Agreement.” The stock options expire on the tenth anniversary of the date of grant.
None of the named executive officers was granted stock options or other equity-based awards in the 2013 fiscal year.
Severance Compensation/Change in Control Benefits
Severance Benefits under Employment Agreements. Our named executive officers enter into employment agreements that provide for severance benefits in the event that we terminate the named executive officer without cause (and other than due to death or disability) at any time. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). These named executive officers’ employment agreements do not provide for enhanced severance if we have a change in control.
Change in Control Benefits under Stock Option Award Agreements. The stock option award agreements between Parent and our named executive officers provide that the time-based vesting options, granted pursuant to the Associated Materials Group, Inc. 2010 Stock Incentive Plan (“2010 Plan”), will vest in full immediately prior to a change in control. In the event of a change in control, these option agreements also provide that the portion of the performance-based vesting options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control. Parent agreed to provide accelerated vesting of unvested time-based options and performance-based options (other than that portion of the performance-based option that did not vest in any year prior to a change in control) in order to ensure that our named executive officers are solely focused on helping us consummate a change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the investment funds affiliated with H&F that purchased Parent common stock in the Merger receive a three times return on their initial cash investment in Parent.
Perquisites
Upon commencement of employment, we offer relocation packages to our named executive officers if necessary, which includes temporary living costs, house searching trips for the named executive officers and their family, temporary use of a company-owned vehicle, the cost of moving household goods and reimbursement of closing costs and real estate expenses. We also agreed to compensate each of Messrs. Burris and Morrisroe if the sale of his primary residence at the time he accepted employment with us results in a loss, as described in more detail below in the description of each such executive’s employment agreement.

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to, or earned by, our former Chief Executive Officer, our Chief Financial Officer and each of our three other most highly compensated executive officers (collectively, our “named executive officers”) for services rendered to us during our last three fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation		Total
Jerry W. Burris	2013	$550,000	$—	$—		$—	$48,254	$894,050	(3)	$1,492,304
Former President and Chief Executive Officer (5)	2012	550,000	—	—		—	364,803	78,580		993,383
	2011	168,878	168,157	—		—	—	24,689		361,724
Paul Morrisroe	2013	325,000	—	—		—	17,108	128,787	(3)	470,895
Senior Vice President and Chief Financial Officer	2012	274,583	125,000	—		—	109,275	27,884		536,742
James T. Kenyon	2013	275,000	—	27,000	(4)	—	14,476	11,505		327,981
Senior Vice President and Chief Human Resource Officer	2012	159,535	—				63,490	6,274		229,299
Robert C. Gaydos	2013	325,000	—	—		—	17,108	10,595		352,703
Senior Vice President, Operations	2012	325,000	—	—		—	129,339	9,830		464,169
	2011	135,420	125,000	—		—	—	47,653		308,073
David S. Nagle	2013	316,667	—	—		—	15,792	12,386		344,845
Former Senior Vice President and Chief Operations Officer,	2012	276,513	26,000	—		—	110,043	23,067		435,623
AMI Distribution and Services (6)

(1)
Our named executive officers received grants in 2013 that represent the tranche of previously granted performance-based options that vest based on the attainment of the 2013 fiscal year adjusted EBITDA goal. This tranche is not considered granted in accordance with ASC 718 until such goal was communicated to the executive. The performance-based options vest upon the attainment of annual EBITDA-based performance targets. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these options is zero. Additional detail is provided below under the heading “Outstanding Equity Awards At Fiscal Year-End 2013 — Associated Materials Group, Inc. 2010 Stock Incentive Plan.”

(2)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(3)
For Messrs. Burris and Morrisroe, amount includes “Make-Whole Payment” of $827,930 and $99,751, respectively, which were described in more detail below in the description of each such executive’s employment agreement. Also, for Messrs. Burris and Morrisroe, amount includes $35,529 and $9,339 of moving expenses, respectively, and $11,120 and $9,116, respectively, as the incremental cost to us of their use of a company-owned vehicle in 2013.

(4)
In connection with the commencement of employment of Mr. Kenyon in June 2012, he was granted 27,000 shares of restricted stock which vest over a five-year period. 5,400 shares of restricted stock with grant date fair value of $27,000, vested in 2013.

(5)	On January 17, 2014, Mr. Burris resigned from his position as President and Chief Executive Officer and as a director of our Company.

(6)	On January 30, 2014, Mr. Nagle resigned from his position as Senior Vice President and Chief Operations Officer, AMI Distribution and Services of our Company.

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
Mr. Burris
On September 12, 2011, we entered into an employment agreement with Mr. Burris, pursuant to which he commenced serving as our President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Burris will receive an annual base salary of $550,000, and is eligible for an annual bonus with a target bonus opportunity equal to 100% of his base salary and a maximum bonus opportunity equal to 255% of his base salary. The Committee increased Mr. Burris’ maximum bonus opportunity to 260% of his base salary. We reimbursed Mr. Burris for certain amounts in connection with his relocation to the Northeast Ohio area and related travel. In addition, in connection with his relocation, if Mr. Burris sells his primary residence in Connecticut for less than what he paid for such residence, he will be entitled to an amount equal to the loss on the sale of such residence, up to $600,000 (the “Make-Whole Payment”), plus an additional payment to fully reimburse him for all federal, state and local taxes with respect to the Make-Whole Payment. The after-tax proceeds of any Make-Whole Payment received by Mr. Burris shall be used to repay the outstanding principal balance (plus any accrued and unpaid interest) of the September 2011 promissory note. On June 17, 2013, Mr. Burris sold his Connecticut residence and on June 26, 2013 received a Make-Whole Payment (including the additional amount for the tax gross up) in the amount of $827,930 and repaid the note in full on June 27, 2013.
Effective January 17, 2014, Mr. Burris resigned from his position as President and Chief Executive Officer and as a member of the board of directors. Since we agreed to treat Mr. Burris’ resignation as a termination without cause, he is entitled to (i) his base salary for two years, payable in equal installments over twenty-four months, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to two years. The severance benefits are subject to Mr. Burris’ execution of a general release in favor of us and our affiliates which Mr. Burris executed on January 19, 2014 and Mr. Burris’ continued compliance with the restrictive covenants in the employment agreement. The severance benefits are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Burris. Pursuant to the employment agreement, Mr. Burris remains subject to restrictions on competition and solicitation of employees and customers for a period of two years from this termination date.
Mr. Morrisroe
On February 27, 2012, we entered into an employment agreement with Mr. Morrisroe, pursuant to which he agreed to serve as our Senior Vice President, Chief Financial Officer and Secretary. Pursuant to the employment agreement, Mr. Morrisroe will receive an annual base salary of $325,000, and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary. We reimbursed Mr. Morrisroe for certain amounts in connection with his relocation to the Northeast Ohio area and related travel. In addition, in connection with his relocation, if Mr. Morrisroe sells his primary residence in Connecticut for less than what he paid for such residence, he will be entitled to an amount equal to the loss on the sale of such residence, up to $50,000, plus an additional payment to fully reimburse him for all federal, state and local taxes with respect to the Make-Whole Payment. On June 17, 2013, Mr. Morrisroe sold his Connecticut residence and on July 5, 2013 received a Make-Whole Payment (including the additional amount for the tax gross up) in the amount of $99,751.
If Mr. Morrisroe’s employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments over twelve months, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Morrisroe’s execution of a general release in favor of us and our affiliates and Mr. Morrisroe’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Morrisroe. Mr. Morrisroe will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.

Mr. Kenyon
On June 4, 2012, we entered into an employment agreement with Mr. Kenyon, pursuant to which he agreed to serve as our Senior Vice President and Chief Human Resources Officer. Pursuant to the employment agreement, Mr. Kenyon receives an annual base salary of $275,000, and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.
If Mr. Kenyon’s employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Kenyon’s execution of a general release in favor of us and our affiliates and Mr. Kenyon’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Kenyon. Mr. Kenyon will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.
Mr. Gaydos
On August 1, 2011, we entered into an employment agreement with Mr. Gaydos, pursuant to which he agreed to serve as our Senior Vice President, Operations. Pursuant to the employment agreement, Mr. Gaydos will receive an annual base salary of $325,000 and will have a target annual bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.
If Mr. Gaydos’ employment is terminated by us other than for cause (and not due to disability or death), he will be entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. The severance benefits are subject to Mr. Gaydos’ execution of a general release in favor of us and our affiliates and Mr. Gaydos’ continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Gaydos. Mr. Gaydos will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter. The employment agreement also contains customary confidentiality, invention assignment and non-disparagement covenants.
Mr. Nagle
On February 20, 2012, we entered into an employment agreement with Mr. Nagle, pursuant to which he agreed to serve as our President, AMI Distribution. We and Mr. Nagle agreed to amend the employment agreement on October 25, 2013 to reflect Mr. Nagle’s new title, Senior Vice President and Chief Operations Officer, AMI Distribution and Services. Pursuant to the amended employment agreement, Mr. Nagle will receive an annual base salary of $300,000, and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.
Effective January 30, 2014, Mr. Nagle resigned from his position as Senior Vice President and Chief Operations Officer, AMI Distribution and Services. Since we agreed to treat Mr. Nagle’s resignation as a termination without cause, he is entitled to (i) his base salary for twelve months, payable in equal installments, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to twelve months. We also agreed to pay him an amount equal to $13,500 in lieu of a matching contribution under our defined contribution retirement benefit plan. The severance benefits are subject to Mr. Nagle’s execution of a general release in favor of us and our affiliates, which Mr. Nagle executed on February 18, 2014, and Mr. Nagle’s continued compliance with the restrictive covenants in the employment agreement. The severance benefits are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Nagle. Mr. Nagle remains subject to restrictions on competition and solicitation of employees and customers for a period of two years from his termination date.

Definition of Cause
Under each of the above-described employment agreements, “cause” is generally defined as the executive’s: (i) embezzlement, theft or misappropriation of any of our property; (ii) breach of the restrictive covenants set forth in the employment agreement; (iii) breach of any other material provision of the employment agreement which breach is not cured, to the extent susceptible to cure, within 30 days after we give written notice to the executive describing such breach; (iv) willful failure to perform the duties of his employment which continues for a period of 14 days following written notice by us; (v) conviction of, or a plea of no contest (or a similar plea) to, any criminal offense that is a felony or involves fraud, or any other criminal offense punishable by imprisonment of at least one year or materially injurious to the business or reputation of us involving theft, dishonesty, misrepresentation or moral turpitude; (vi) gross negligence or willful misconduct in the performance of his duties as an employee, officer or director of us; (vii) breach of fiduciary obligations to us; (viii) commission of intentional, wrongful damage to our property; (ix) chemical dependence which adversely affects the performance of his duties and responsibilities to us; or (x) violation of our code of ethics, code of business conduct or similar policies applicable to the executive. The existence or non-existence of cause shall be determined in good faith by the board of directors.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity, plan-based awards made to our named executive officers during the 2013 fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#)
Jerry W. Burris		181,500	550,000	1,430,000	—	—	—	—	—	—
	3/14/2013					74,000			5.00	—

Paul Morrisroe		65,000	195,000	507,000	—	—	—	—	—	—
	3/14/2013					16,000			5.00	—

James T. Kenyon		55,000	165,000	429,000	—	—	—	—	—	—
	3/14/2013					15,000			5.00	—

Robert C. Gaydos		65,000	195,000	507,000	—	—	—	—	—	—
	3/14/2013					16,000			5.00	—

David S. Nagle		60,000	180,000	468,000	—	—	—	—	—	—
	3/14/2013					16,000			5.00	—

(1)
Amounts in the table above under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” reflect the annual cash incentive bonuses that could be earned by each of our named executive officers upon the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives for 2013 at threshold, target and maximum levels of performance (based on the achievement of the goals applicable to the full fiscal year).

(2)
This amount represents the tranche of previously granted performance-based options that vest based on the attainment of the 2013 fiscal year adjusted EBITDA goal. This tranche is not considered granted in accordance with ASC 718 until such goal was communicated to the executive. The performance-based options vest upon the attainment of annual EBITDA-based performance targets. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. Additional detail is provided below under the heading “Outstanding Equity Awards At Fiscal Year-End 2013 — Associated Materials Group, Inc. 2010 Stock Incentive Plan.”

(3)
The dollar amount herein reflects the dollar amount recognized for financial statement reporting purposes for the 2013 fiscal year in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these options is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the discretion of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.

Associated Materials Group, Inc. 2010 Stock Incentive Plan
Options have been issued to our named executive officers under the 2010 Plan.
In October 2010, Parent adopted the 2010 Plan, pursuant to which a total of 6,150,076 shares of Parent common stock, par value $0.01 per share, are reserved for issuance pursuant to awards under the 2010 Plan. The 2010 Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards. The Committee administers the 2010 Plan and selects eligible executives, directors, and employees of, and consultants to, Parent and its affiliates (including us), to receive awards under the 2010 Plan. Shares of Parent common stock acquired pursuant to awards granted under the 2010 Plan will be subject to certain transfer restrictions and repurchase rights set forth in the 2010 Plan. The Committee determines the number of shares of stock covered by awards granted under the 2010 Plan and the terms of each award, including but not limited to, the terms under which stock options may be exercised, the exercise price of the stock options and other terms and conditions of the options and other awards in accordance with the provisions of the 2010 Plan. In the event Parent undergoes a change of control, as defined below, the Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards. Under the 2010 Plan, a “change in control” is generally defined as a sale or disposition of all or substantially all of the assets of us and our subsidiaries (taken as a whole) to any person other than to the H&F Investors, any person or group (other than the H&F Investors) becomes the beneficial owner of more than 50% of the total voting power of our outstanding voting stock, or prior to an initial public offering of our common stock, the H&F Investors do not have the ability to cause the election of a majority of the members of the board of directors and any person or group (other than the H&F investors) beneficially owns outstanding voting stock representing a greater percentage of voting power with respect to the general election of members of the board than the shares of outstanding voting stock the H&F Investors beneficially own. Subject to particular limitations specified in the 2010 Plan, Parent’s board of directors may amend or terminate the 2010 Plan. The 2010 Plan will terminate no later than 10 years following its effective date; however, any awards outstanding under the 2010 Plan will remain outstanding in accordance with their terms.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jerry W. Burris	222,000	(1) (3)	333,000	(1) (4)	—		5.00	—	—		—
	185,000	(1) (3)	277,500	(1) (4)	—		10.00	—	—		—
	185,000	(1) (3)	277,500	(1) (4)	—		20.00	—	—		—
	22,504	(2) (3)	—		148,000	(2) (4)	5.00	—	—		—
Paul Morrisroe	24,000	(1)	96,000	(1)	—		5.00	4/2/2022	—		—
	20,000	(1)	80,000	(1)	—		10.00	4/2/2022	—		—
	20,000	(1)	80,000	(1)	—		20.00	4/2/2022	—		—
	—		—		32,000	(2)	5.00	4/2/2022	—		—
James T. Kenyon	22,500	(1)	90,000	(1)	—		5.00	6/15/2022	—		—
	18,750	(1)	75,000	(1)	—		10.00	6/15/2022	—		—
	18,750	(1)	75,000	(1)	—		20.00	6/15/2022	—		—
	—		—		30,000	(2)	5.00	6/15/2022	—		—
	—		—		—		—	—	21,600	(3)	121,176	(3)
Robert C. Gaydos	48,000	(1)	72,000	(1)	—		5.00	8/1/2021	—		—
	40,000	(1)	60,000	(1)	—		10.00	8/1/2021	—		—
	40,000	(1)	60,000	(1)	—		20.00	8/1/2021	—		—
	16,000	(2)	—		32,000	(2)	5.00	8/1/2021	—		—
David S. Nagle	24,000	(1)	96,000	(1) (5)	—		5.00	—	—		—
	20,000	(1)	80,000	(1) (5)	—		10.00	—	—		—
	20,000	(1)	80,000	(1) (5)	—		20.00	—	—		—
	—		—		32,000	(2) (4)	5.00	—	—		—

(1)
Eighty percent of the total number of options granted is subject to time-based vesting. Except for options repriced in 2011 (where the exercise price was reduced), of the total number of options granted, thirty percent have an exercise price equal to the grant date fair market value of the underlying Parent common stock; twenty-five percent of the total number of options granted have an exercise price equal to two times the grant date fair market value of such stock; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to four times the grant date fair market value of such stock. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting accelerates in full if there is a change in control.

(2)
Twenty percent of the total number of options granted is subject to performance-based vesting. Except for options repriced in 2011 (where the exercise price was reduced), the performance-based options were granted with an exercise price equal to the grant date fair market value of the underlying stock and vest upon the attainment of EBITDA-based performance goals determined annually by the Board of Directors over a five-year period, subject to the executive’s continued service over such period. The 2011 tranche of performance-based awards granted or modified in 2011 are vested and outstanding as of December 31, 2011. The 2012 and 2013 tranches of performance-based awards granted were not vested as of December 28, 2013 since the goals for 2012 and 2013 fiscal years were not achieved. The remaining tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual Adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with ASC 718. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

(3)
In connection with the commencement of employment of Mr. Kenyon in June 2012, he was granted 27,000 shares of restricted stock, which vest over a five-year period. As of December 28, 2013, 21,600 shares of restricted stock with an estimated market value of $121,176 have not vested.

(4)	Unvested options held by Mr. Burris were forfeited upon his resignation at January 17, 2014, and vested options remain exercisable for 90 days after his resignation.

(5)	Unvested options held by Mr. Nagle were forfeited upon his resignation at January 30, 2014, and vested options remain exercisable for 90 days after his resignation.

OPTION EXERCISES AND STOCK VESTING IN FISCAL YEAR 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Jerry W. Burris	—	$—	—		$—
Paul Morrisroe	—	—	—		—
James T. Kenyon	—	—	5,400	(1)	27,000	(1)
Robert C. Gaydos	—	—	—		—
David S. Nagle	—	—	—		—

(1)
In connection with the commencement of employment of Mr. Kenyon in June 2012, he was granted 27,000 shares of restricted stock, which vest over a five-year period. 5,400 shares of restricted stock with a grant date value of $27,000, have vested during 2013.

PENSION BENEFITS
We do not maintain any pension plans which provide for payments or other benefits in connection with the retirement of any current named executive officer.
NON-QUALIFIED DEFERRED COMPENSATION
In the fiscal year 2013, we did not maintain any non-qualified defined contribution or, except for the deferred stock units granted to Mr. Snyder as described below, other deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Severance Benefits for Termination without Cause
On December 28, 2013, each of Messrs. Burris, Morrisroe, Kenyon, Gaydos and Nagle was party to an employment agreement that provides for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) at any time (without regard to whether such termination occurs following a change in control). Refer to the “Employment Agreements” section for an additional discussion regarding the employment agreements with our named executive officers.
The table below summarizes the severance benefits that would have been payable to our named executive officers in connection with a termination without cause had such event occurred on December 28, 2013.

	Severance Benefits
Name	Payments (1)	Benefits (2)	Total
Jerry W. Burris	$1,148,254	$13,080	$1,161,334
Paul Morrisroe	342,108	6,540	348,648
James T. Kenyon	289,476	6,540	296,016
Robert C. Gaydos	342,108	6,540	348,648
David S. Nagle	315,792	6,540	322,332

(1)
Amounts represent the lump sum severance payable on termination in accordance with the terms of each executive’s individual employment agreement and is based on both the executive’s current base salary and the pro-rata share of their annual incentive bonus.

(2)
Represents an estimate of the medical benefits, based on our current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.

As discussed under the description of the employment agreements above, Messrs. Burris and Nagle resigned from employment with us effective as of January 17, 2014 and January 30, 2014, respectively, and because we treated such resignations as terminations without cause, each received the severance benefits as provided under their respective employment agreements, and solely with respect to Mr. Nagle, an additional payment in lieu of a matching contribution under our defined contribution retirement plan, in each case, as such benefits are described under the description of the employment agreements above.
Change in Control Vesting in Option Agreements
The stock option award agreements between us and our named executive officers provide that the time vesting stock options, granted pursuant to the 2010 Plan, will vest in full immediately prior to a change in control. In the event of a change in control, these option agreements also provide that the portion of the performance vesting stock options that was otherwise scheduled to vest in the year in which the change in control occurs and the portion that was scheduled to vest in any years subsequent to such change in control will become vested immediately prior to such change in control.
The table below summarizes the value attributable to the accelerated vesting of options held by our named executive officers if a change in control had occurred on December 28, 2013.

	Value of Option Awards (1)
Name	Time Vesting stock option	Performance Vesting stock option	Total
Jerry W. Burris	$338,550	$180,560	$519,110
Paul Morrisroe	73,200	39,040	112,240
James T. Kenyon	68,625	36,600	105,225
Robert C. Gaydos	73,200	39,040	112,240
David S. Nagle	73,200	39,040	112,240

(1)
Amounts represent the intrinsic value of options having a per share exercise price of less than $5.61, that would become fully vested and exercisable upon a change in control, regardless of termination, based on an estimated fair value of $5.61 per share of Parent common stock on December 28, 2013.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (1)
Erik D. Ragatz	$—	$—	$—	$—	$—	$—	$—
Lawrence M. Blackburn	28,370	90,000	—	—	—	—	118,370
Charles A. Carroll	67,305	90,000	—	—	—	—	157,305
Dana R. Snyder	67,305	90,000	—	—	—	—	157,305
Adam B. Durrett	—	—	—	—	—	—	—

(1)
Mr. Burris, our former Chief Executive Officer, is not included in this table as he was our employee in fiscal 2013 and thus received no compensation for his services as a director. The compensation received by Mr. Burris is shown in the Summary Compensation Table.

(2)	As of December 28, 2013, Messrs. Blackburn and Carroll each held 18,000 restricted stock shares that have not vested and Mr. Snyder held 18,000 deferred stock units that have not vested.
Effective September 6, 2013, under the new Non-Employee Director Compensation Policy and Equity Ownership Guidelines, each of Messrs. Blackburn, Carroll and Snyder are entitled to annual retainers of $60,000. The amount of annual retainers was $40,000 prior to adoption of this new policy. They are each also entitled to receive an additional retainer of $10,000 per year for service on the Compensation Committee. In addition, Mr. Blackburn is entitled to receive an additional annual retainer of $20,000 for his service as Chairperson of the Audit Committee. Annual retainers for Board and committee service, as applicable, are payable to Messrs. Blackburn, Snyder and Carroll quarterly, one quarter in arrears. We also pay direct travel expenses in connection with attending meetings and functions of our Board of Directors and committee(s) in accordance with applicable policies as in effect from time to time. In addition, each of Messrs. Ragatz and Durrett did not receive any compensation for their services on our Board of Directors since they are employed by and receive compensation from the H&F Investors.
On September 6, 2013, Messrs. Blackburn and Carroll were each granted a restricted stock award of 18,000 shares of Parent common stock, and Mr. Snyder was granted 18,000 deferred stock units that settle in shares, subject to their continued service on our Board of Directors on each applicable vesting date, one-third of the shares or units shall vest on each of the first, second and third anniversaries of the grant date. Following vesting, the deferred stock units settle on the earlier of the date of our change in control or the date on which Mr. Snyder as a separation from service (as defined under Section 409A of the tax code). All unvested restricted stocks or deferred stock units shall automatically vest upon a change in control if the director’s employment has not been terminated prior to such change in control.
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
Mr. Ragatz is a managing director of Hellman & Friedman. As of December 28, 2013, the H&F Investors control approximately 97% of the outstanding common stock of Parent. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, Related Transactions and Director Independence.”
COMPENSATION COMMITTEE REPORT
The Compensation Committee of Associated Materials Group, Inc. has reviewed and discussed the above section titled “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee recommended to the Board of Directors of Associated Materials Group, Inc. that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Erik D. Ragatz, Chairperson
Lawrence M. Blackburn
Charles A. Carroll
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Parent indirectly owns all of our equity interests through its direct ownership of all of the issued and outstanding capital stock of Holdings. Parent currently has one class of common stock outstanding. All of Parent’s issued and outstanding common stock is owned by the H&F Investors and certain members of Parent’s and our board of directors and management. See Item 13. “Certain Relationships, Related Transactions and Director Independence.”
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
The following table sets forth certain information as of March 21, 2014, regarding the beneficial ownership of Parent by:

•	each person known by us to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of Parent;

•	the directors and named executive officers of Parent and our Company; and

•	all directors and executive officers of Parent and our Company as a group.
We determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days as of March 21, 2014 through the exercise of any options or the conversion of convertible debt. Percentage of beneficial ownership is based on 55,692,294 shares of Parent common stock outstanding as of March 21, 2014. None of the shares of Parent common stock has been pledged as collateral. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Common Stock
	Number of Shares	% of Class
Investment funds affiliated with Hellman & Friedman LLC (1)	53,995,660	97.0%
Named Executive Officers and Directors
Jerry W. Burris (2)	834,504	1.5%
Paul Morrisroe (3)	128,000	*
James T. Kenyon (4)	87,000	*
Robert C. Gaydos (5)	144,000	*
David S. Nagle (6)	128,000	*
Erik D. Ragatz (1)	—	*
Lawrence M. Blackburn (7)	18,000	*
Charles A. Carroll (8)	548,000	*
Dana R. Snyder (9)	166,433	*
Adam B. Durrett (1)	—	*
All directors and executive officers as a group (12 persons) (10)	1,718,635	3.0%

*	Indicates ownership of less than 1%

(1)
Hellman & Friedman Capital Partners VI, L.P. (“HFCP VI”), Hellman & Friedman Capital Partners VI (Parallel), L.P. (“HFCP VI (Parallel)”), Hellman & Friedman Capital Executives VI, L.P. (“HFCE VI”) and Hellman & Friedman Capital Associates VI, L.P. (“HFCA VI,” and together with HFCP VI, HFCP VI (Parallel) and HFCE VI, the “H&F Entities”) beneficially own 53,995,660 shares of Parent common stock. Such shares of Parent common stock are owned of record by HFCP VI, which owns 42,584,221 shares, HFCP VI (Parallel), which owns 11,179,259 shares, HFCE VI, which owns 176,025 shares, and HFCA VI, which owns 56,155 shares. Hellman & Friedman Investors VI, L.P. (“H&F Investors VI”) is the general partner of each of the H&F Entities. Hellman & Friedman LLC (“H&F”) is the general partner of H&F Investors VI. As the general partner of H&F Investors VI, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. An investment committee of H&F has sole voting and dispositive control over such shares of Parent common stock. Mr. Ragatz serves as a Managing Director of Hellman & Friedman, but does not serve on the investment committee. Each of the members of the investment committee of H&F and Messrs. Ragatz and Durrett disclaim beneficial ownership of such shares of Parent common stock. The address for each of the H&F Entities and each of Messrs. Ragatz and Durrett is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, CA 94111.

(2)	Includes 614,504 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2014.

(3)	Includes 128,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2014.

(4)	Includes 60,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2014 and 21,600 shares of restricted stock that have not vested.

(5)	Includes 144,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2014.

(6)	Includes 128,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2014.

(7)	Includes 18,000 shares of restricted stock that have not vested.

(8)	Includes 18,000 shares of restricted stock that have not vested.

(9)	Includes 71,475 deferred stock units that have not vested.

(10)
Includes 867,054 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 21, 2014, 57,600 shares of restricted stock and 71,475 deferred stock units that have not vested.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
STOCKHOLDERS AGREEMENT
In connection with the closing of the Merger on October 13, 2010, Parent, Holdings and our Company entered into a stockholders agreement (the “Stockholders Agreement”) with certain investment funds affiliated with H&F (the “H&F Investors”) and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date (the “Management Investors”). Parent may not issue any equity securities (prior to an initial public offering) without the consent of the H&F Investors and unless the recipient thereof agrees to become a party to the Stockholders Agreement. The Stockholders Agreement contains the following principal provisions:
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
Following an initial public offering, subject to certain exceptions, the H&F Investors will have the right to nominate a number of persons for election to Parent’s board of directors equal to the product (rounded up to the nearest whole number) of: (1) the percentage of outstanding equity securities beneficially owned by the H&F Investors and (2) the number of directors then on the board of directors. In addition, without the consent of the H&F Investors, each stockholder party (other than the H&F Investors) must vote all of his, her or its voting shares in favor of such H&F nominees, and each committee and subcommittee of Parent’s board of directors must include an H&F nominee, subject to applicable law and stock exchange rules.
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
Information Rights. Pursuant to the Stockholders Agreement, the H&F Investors and certain of their affiliates are entitled to certain information rights so long as they continue to own shares of Parent’s common stock. These information rights include, among other rights, the right to inspect the books and records of Parent and receive copies of certain financial and other information, the right to periodically consult with Parent’s officers and directors regarding our Company’s business and affairs and, in certain circumstances, the right to designate a non-voting board observer who will be entitled to attend all meetings of Parent’s board of directors and participate in all deliberations of Parent’s board of directors.
Relocation Agreement with Certain Executive Officers
On June 17, 2013, a third-party relocation company, acting as our agent, entered into an agreement with Mr. Burris (the “Burris Relocation Agreement”) pursuant to which such relocation company purchased Mr. Burris’ former primary residence for $1,225,000. The Relocation Agreement was entered into in furtherance of the relocation arrangements in Mr. Burris’ employment agreement, which were entered into to permit Mr. Burris to reside, on a full-time basis, near our corporate headquarters. The purchase price for the residence of $1,225,000 was determined based on independent third-party appraisals of the market value of the residence. Pursuant to his employment agreement and the Burris Relocation Agreement, we paid Mr. Burris a make-whole payment of $827,930 to compensate him for the loss recognized by him on the sale of the residence. See Item 11. “Executive Compensation — Employment Agreements — Mr. Burris.”
On June 17, 2013, a third-party relocation company, acting as our agent, entered into an agreement with Mr. Morrisroe (the “Morrisroe Relocation Agreement”) pursuant to which such company purchased Mr. Morrisroe’s former primary residence for $535,500. The Morrisroe Relocation Agreement was entered into in furtherance of the relocation arrangements in Mr. Morrisroe’s employment agreement, which were entered into to permit Mr. Morrisroe to reside, on a full-time basis, near our corporate headquarters. The purchase price for the residence of $535,500 was determined based on independent third-party appraisals of the market value of the residence. Pursuant to his employment agreement and the Morrisroe Relocation Agreement, we paid Mr. Morrisroe a make-whole payment of $99,751 to compensate him for the loss recognized by him on the sale of the residence. See Item 11. “Executive Compensation — Employment Agreements — Mr. Morrisroe.”
Indemnification of Directors and Officers
In February 2011, Parent, Holdings and our Company, (collectively, the “Companies”) entered into indemnification agreements with each of Messrs. Carroll, Snyder, Ragatz and Durrett, each of whom is a director of the Companies. In September 2013, the Companies entered into an indemnification agreement with Mr. Blackburn. The indemnification agreements provide that the Companies will jointly and severally indemnify each director to the fullest extent permitted by the Delaware general corporation law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding. Additionally, the Companies will generally advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith.
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
OTHER
Robert A. Schindler, the husband of Dana A. Schindler, our Senior Vice President and Chief Marketing Officer, is one of our employees and during the year ended December 28, 2013, we paid Mr. Schindler a base salary of $208,008 and he earned bonus compensation of $10,949.
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

DIRECTOR INDEPENDENCE
The Board of Directors has determined that Messrs. Ragatz, Blackburn, Carroll and Durrett qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the Board of Directors for determining the independence of its directors. Mr. Snyder is not an independent director because of his employment as our Interim Chief Executive Officer. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee of the Board of Directors are independent. The Board of Directors has determined that Mr. Blackburn qualifies as an independent member of the Audit Committee of the Board of Directors. Messrs. Durrett and Ragatz do not qualify as independent under the heightened independence requirements for audit committees. The Audit Committee of the Board of Directors is not comprised solely of independent members under the heightened independence requirements because we are a privately held company and not subject to applicable listing standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our Audit Committee adopted a policy to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the Audit Committee may delegate one or more members who are independent directors of the Board of Directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire Audit Committee at the next committee meeting. In accordance with such policy, the Audit Committee pre-approved the services described below under the captions Audit, Audit-Related Fees, Tax Fees and All Other Fees for fiscal years 2013 and 2012.
The following table sets forth the aggregate fees billed to us by our independent accountants, Deloitte & Touche LLP (“D&T”) for services rendered (in thousands):

	2013	2012
Audit Fees (1)	$880	$929
Audit-Related Fees (2)	919	153
Tax Fees (3)	69	187
All Other Fees (4)	2	12
Total Fees	$1,870	$1,281

(1)
Audit fees principally constitute fees billed for professional services rendered by D&T for the audit of our consolidated financial statements for the years ended December 28, 2013 and December 29, 2012 and interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees constitute fees billed for assurance and related services by D&T that are reasonably related to the performance of the audit or review of our consolidated financial statements, other than the services reported above under “Audit Fees.” These fees for the year ended in December 28, 2013 were primarily related to professional services rendered by D&T in connection with preparing the registration statement on Form S-1 relating to the proposed initial public offering of the common stock of our parent company, Associated Materials Group, Inc. and the registration statement on Form S-4 relating to the registration of the $100 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 issued in May 2013.

(3)	Tax fees constitute fees billed for professional services rendered by D&T for tax advice and tax planning.

(4)	All other fees constitute fees billed for professional services rendered principally related to advisory services and information services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are included in this report.
(A)(1) FINANCIAL STATEMENTS
See Index to Consolidated Financial Statements at Item 8. “Financial Statements and Supplementary Data” on page 41 of this report.
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

ASSOCIATED MATERIALS, LLC

Date:	March 21, 2014	By:	/s/ Dana R. Snyder
Dana R. Snyder
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2014	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dana R. Snyder	Interim Chief Executive Officer and Director	March 21, 2014
Dana Snyder	(Principal Executive Officer)

/s/ Paul Morrisroe	Senior Vice President and Chief Financial Officer	March 21, 2014
Paul Morrisroe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Erik D. Ragatz	Chairman of the Board of Directors	March 21, 2014
Erik D. Ragatz

/s/ Lawrence M. Blackburn	Director	March 21, 2014
Lawrence M. Blackburn

/s/ Charles A. Carroll	Director	March 21, 2014
Charles A. Carroll

/s/ Adam B. Durrett	Director	March 21, 2014
Adam B. Durrett

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2†	Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC.

4.1†
Indenture, dated as of October 13, 2010, among Carey Acquisition Corp., Carey New Finance, Inc. (now known as AMH New Finance, Inc.), Associated Materials, LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee and notes collateral agent.

4.2
First Supplemental Indenture, dated as of May 1, 2013, among Associated Materials, LLC, AMH New Finance, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to Associated Materials, LLC’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2013).

4.3†	Form of 9.125% Senior Secured Note due 2017 (included in Exhibit 4.1 hereto).

10.1
Amended and Restated Revolving Credit Agreement, dated as of April 18, 2013, among Associated Materials, LLC, Carey Intermediate Holdings Corp., Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc. (f/k/a Carey New Finance), Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agent party thereto (incorporated by reference to Exhibit 4.1 to Associated Materials, LLC’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2013).

10.2†
US Security Agreement, dated as of October 13, 2010, among Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), Associated Materials, LLC, the other grantors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.3†
US Pledge Agreement, dated as of October 13, 2010, among Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), Associated Materials, LLC, the other pledgors named therein and UBS AG, Stamford Branch, as US collateral agent.

10.4†
US Guarantee, dated as of October 13, 2010, among Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), Associated Materials, LLC, the other guarantors named therein and UBS AG, Stamford Branch, as US collateral agent.

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

10.12*†
Stockholders Agreement, dated as of October 13, 2010, among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), Associated Materials, LLC and the stockholders and holders of options signatory thereto

10.13*†	Associated Materials Group, Inc. 2010 Stock Incentive Plan.

10.14*†	Form of Stock Option Agreement (Time Vesting Option) for awards made under the 2010 Stock Incentive Plan.

10.15*†	Form of Stock Option Agreement (Performance Vesting Option) for awards made under the 2010 Stock Incentive Plan.

10.16*	Executive Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Associated Materials, LLC’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2013).

10.17*
Form of Restricted Stock Award Agreement for awards made under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Associated Materials Group, Inc.’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on August 22, 2013)

10.18*
Form of Deferred Stock Unit Agreement for awards made under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to Associated Materials Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on September 18, 2013).

10.19*
Employment Agreement, dated as of September 12, 2011, between Associated Materials, LLC and Jerry W. Burris (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on September 12, 2011).

10.20*
Employment Agreement, dated as of August 1, 2011, between Associated Materials, LLC and Robert C. Gaydos (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on August 3, 2011).

10.21*
Amended and Restated Employment Agreement, dated as of February 20, 2012, between Associated Materials, LLC and Brad Beard (incorporated by reference to Exhibit 10.19 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012).

10.22*
Employment Agreement, dated as of February 27, 2012, between Associated Materials, LLC and Paul Morrisroe (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on March 1, 2012).

10.23*
Employment Agreement, dated as of February 10, 2012, between Associated Materials, LLC and David S. Nagle (incorporated by reference to Exhibit 10.26 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 30, 2012).

10.24*
Employment Agreement, dated as of June 4, 2012, between Associated Materials, LLC and James T. Kenyon (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Quarterly on Form 10-Q, filed with the SEC on June 30, 2012).

10.25*
Amendment No. 1 to Employment Agreement, dated as of October 25, 2013, between Associated Materials, LLC and David S. Nagle (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013)

10.26*
Interim Chief Executive Officer Agreement, dated as of January 18, 2014, between Associated Materials, LLC and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on January 21, 2014).

10.27*
Form of Indemnification Agreement between Associated Materials, LLC and directors and executive officers of Associated Materials, LLC (incorporated by reference to Exhibit 10.22 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.28*
Agreement, dated June 17, 2013, between Jerry W. Burris and Choice Relocation Management, LLC (incorporated by reference to Exhibit 10.26 to Associated Materials, LLC’s Registration Statement on Form S-4, filed with the SEC on July 24, 2013).

10.29*
Agreement, dated June 17, 2013, between Paul Morrisroe and Choice Relocation Management, LLC (incorporated by reference to Exhibit 10.27 to Associated Materials, LLC’s Registration Statement on Form S-4, filed with the SEC on July 24, 2013).

10.30
Amendment No. 1 to Revolving Credit Agreement and US Security Agreement, dated April 26, 2012, among Associated Materials, LLC, AMH Intermediate Holdings Corp. (now known as Associated Materials Incorporated), Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc. (f/k/a Carey New Finance, Inc.), Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several Lenders and Agents thereto (incorporated by reference to Exhibit 99.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012).

10.31
Omnibus Amendment to Canadian Loan Documents, dated April 26, 2012, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and the Canadian Collateral Agent (incorporated by reference to Exhibit 99.2 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1†	Subsidiaries of the Registrant.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 or 15d-14(a) of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Incorporated by reference to the exhibit filed under the corresponding Exhibit Number to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011.