Form 10-Q
period 2014-03-29
ASSOCIATED MATERIALS, LLC
filed 2014-05-02
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-24956

Associated Materials, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	75-1872487
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

3773 State Rd., Cuyahoga Falls, Ohio	44223
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2014, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended March 29, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2014	December 28, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,105	$20,815
Accounts receivable, net	118,183	125,263
Inventories	175,849	133,469
Income taxes receivable	843	792
Deferred income taxes	4,685	4,685
Prepaid expenses and other current assets	13,175	10,842
Total current assets	316,840	295,866
Property, plant and equipment, at cost	172,151	170,285
Less accumulated depreciation	72,921	69,340
Property, plant and equipment, net	99,230	100,945
Goodwill	467,116	471,791
Other intangible assets, net	552,370	563,224
Other assets	23,315	24,793
Total assets	$1,458,871	$1,456,619

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$119,935	$96,974
Accrued liabilities	81,578	78,182
Deferred income taxes	3,998	2,441
Income taxes payable	1,900	2,139
Total current liabilities	207,411	179,736
Deferred income taxes	125,070	126,204
Other liabilities	114,186	117,659
Long-term debt	869,537	835,230
Commitments and contingencies
Member’s equity	142,667	197,790
Total liabilities and member’s equity	$1,458,871	$1,456,619
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarters Ended
	March 29, 2014	March 30, 2013
	(unaudited)
Net sales	$196,589	$208,984
Cost of sales	162,174	164,230
Gross profit	34,415	44,754
Selling, general and administrative expenses	58,996	56,835
Manufacturing restructuring costs	(331)	—
Loss from operations	(24,250)	(12,081)
Interest expense	20,320	18,841
Foreign currency loss	338	253
Loss before income taxes	(44,908)	(31,175)
Income tax expense	1,441	169
Net loss	(46,349)	(31,344)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3	153
Foreign currency translation adjustments, net of tax	(9,054)	(5,543)
Total comprehensive loss	$(55,400)	$(36,734)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarters Ended
	March 29, 2014	March 30, 2013
Operating Activities	(unaudited)
Net loss	$(46,349)	$(31,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,578	10,883
Deferred income taxes	1,634	946
Provision for losses on accounts receivable	483	1,109
Amortization of deferred financing costs and premium on senior notes	939	1,126
Loss on sale or disposal of assets	11	32
Other non-cash charges	277	44
Changes in operating assets and liabilities:
Accounts receivable	5,962	446
Inventories	(43,320)	(52,422)
Accounts payable and accrued liabilities	27,491	63,227
Income taxes receivable / payable	(234)	(3,575)
Other assets and liabilities	(4,667)	(4,473)
Net cash used in operating activities	(47,195)	(14,001)
Investing Activities
Capital expenditures	(3,619)	(1,360)
Supply center acquisition	—	(348)
Net cash used in investing activities	(3,619)	(1,708)
Financing Activities
Borrowings under ABL facilities	37,508	44,672
Payments under ABL facilities	(2,904)	(32,378)
Net cash provided by financing activities	34,604	12,294
Effect of exchange rate changes on cash and cash equivalents	(500)	(47)
Net decrease in cash and cash equivalents	(16,710)	(3,462)
Cash and cash equivalents at beginning of period	20,815	9,594
Cash and cash equivalents at end of period	$4,105	$6,132
Supplemental information:
Cash paid for interest	$311	$982
Cash paid for income taxes	$41	$2,800
Property additions of $0.5 million that remain unpaid as of March 29, 2014 were excluded from Capital expenditures in the Investing Activities section above.
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 29, 2014
(UNAUDITED)
1. Basis of Presentation
Associated Materials, LLC (the “Company”) is a 100% owned subsidiary of Associated Materials Incorporated, formerly known as AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of Associated Materials Group, Inc., formerly known as AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.
The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended March 29, 2014 and March 30, 2013. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools, and provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 124 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 275 independent distributors, dealers and national account customers.
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
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2014 presentation.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Adoption of the provisions of ASU 2013-11 at the beginning of 2014 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-04, Liability (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”).

ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Adoption of the provisions of ASU 2013-04 at the beginning of 2014 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Allowance for doubtful accounts consists of the following (in thousands):

	March 29, 2014	December 28, 2013
Allowance for doubtful accounts, current	$3,040	$3,198
Allowance for doubtful accounts, non-current	5,258	5,494
	$8,298	$8,692
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	March 29, 2014	December 28, 2013
Raw materials	$34,960	$32,129
Work-in-progress	13,503	9,356
Finished goods	127,386	91,984
	$175,849	$133,469
4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The Company did not recognize any impairment losses of its goodwill during the quarters ended March 29, 2014 and March 30, 2013.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 28, 2013	$471,791
Foreign currency translation	(4,675)
Balance at March 29, 2014	$467,116
At March 29, 2014 and December 28, 2013, accumulated goodwill impairment losses were $84.3 million, exclusive of foreign currency translation.

The Company’s other intangible assets consist of the following (in thousands):

	March 29, 2014			December 28, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$325,382	$88,743	$236,639	$327,280	$82,874	$244,406
Amortized non-compete agreements	20	13	7	20	11	9
Total amortized intangible assets	325,402	88,756	236,646	327,300	82,885	244,415
Non-amortized trade names (1)	315,724	—	315,724	318,809	—	318,809
Total intangible assets	$641,126	$88,756	$552,370	$646,109	$82,885	$563,224
(1) Balances at March 29, 2014 and March 30, 2013 include impairment charges of $79.9 million recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The Company did not recognize any impairment losses related to its other intangible assets during the quarters ended March 29, 2014 and March 30, 2013.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.4 million and $6.5 million for the quarters ended March 29, 2014 and March 30, 2013, respectively.
5. Manufacturing Restructuring Costs
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009 and recorded a restructuring liability related to the discontinued use of the warehouse facility. During the quarter ended March 29, 2014, the Company re-measured its restructuring liability due to changes in the expected amount and timing of cash flows related to taxes and insurance over the remaining lease term. As a result, the Company decreased the restructuring liability and recognized a benefit of $0.3 million within selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss.
Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Balance at the beginning of the period	$2,772	$3,387
Decreases	(331)	—
Accretion of related lease obligations	124	149
Payments	(399)	(487)
Balance at the end of the period	$2,166	$3,049
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
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Balance at the beginning of the period	$93,207	$97,471
Provision for warranties issued and changes in estimates for pre-existing warranties	1,279	1,519
Claims paid	(1,460)	(1,725)
Foreign currency translation	(388)	(254)
Balance at the end of the period	$92,638	$97,011
On February 13, 2013, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement”) for a class action lawsuit filed by plaintiffs and a putative nationwide class of homeowners regarding certain warranty related claims for steel and aluminum siding, which became effective on September 2, 2013. The Company expects to incur additional warranty costs associated with the Settlement; however, the Company does not believe the incremental costs, which currently cannot be estimated for recognition purposes, have been or will be material.
7. Executive Officers’ Separation and Hiring Costs
Effective January 17, 2014, Jerry W. Burris resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer on January 20, 2014. Effective January 30, 2014, David S. Nagle resigned from his position as Chief Operations Officer, AMI Distribution and Services.
The Company recorded $2.0 million for separation and hiring costs, including payroll taxes, certain benefits and related professional fees for the quarter ended March 29, 2014. Separation and hiring costs were insignificant for the quarter ended March 30, 2013. These costs were recorded as a component of selling, general and administrative expenses. As of March 29, 2014, remaining separation costs payable to the Company’s former executives of $1.6 million are accrued, which will be paid at various dates through 2016.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 29, 2014	December 28, 2013
9.125% Senior Secured Notes, due 2017	$834,933	$835,230
Borrowings under the ABL facilities	34,604	—
Total long-term debt	$869,537	$835,230
9.125% Senior Secured Notes, due 2017
In October 2010, the Company and its wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “9.125% notes” or “notes”). The 9.125% notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 of each year, and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”).
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.9 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of March 29, 2014.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as Level 1 measurement, of $871.6 million and $891.2 million based on quoted market prices as of March 29, 2014 and December 28, 2013, respectively.
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
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75% as of March 29, 2014, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 0.75% as of March 29, 2014, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
The Amended and Restated Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.20:1.00 for the four consecutive fiscal quarter test period ended March 29, 2014. The Company has not triggered such fixed charge coverage ratio covenant for 2014 and does not expect to be required to test such covenant for the remainder of 2014.
As of March 29, 2014, there was $34.6 million drawn under the Company’s ABL facilities and $98.7 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 4.0% and 3.9%, respectively, as of March 29, 2014. The Company had letters of credit outstanding of $12.6 million as of March 29, 2014 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.

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
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended
	March 29, 2014	March 30, 2013
Loss before income taxes	$(44,908)	$(31,175)
Income tax expense	1,441	169
Effective tax rate	(3.2)%	(0.5)%
The effective tax rates for the quarters ended March 29, 2014 and March 30, 2013 are lower than the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive income (loss) before reclassifications, net of tax of $0	—	(9,054)	(9,054)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $6	3	—	3
Balance at March 29, 2014	$(3,510)	$(23,457)	$(26,967)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(23,287)	$6,040	$(17,247)
Other comprehensive income (loss) before reclassifications, net of tax of $0	—	(5,543)	(5,543)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $36	153	—	153
Balance at March 30, 2013	$(23,134)	$497	$(22,637)
Reclassifications out of accumulated other comprehensive loss consist of the following (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$6	$5
Amortization of unrecognized cumulative actuarial net loss	3	184
Total before tax	9	189
Tax expense	(6)	(36)
Net of tax	$3	$153
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
Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	March 29, 2014			March 30, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$322	$591	$3	$267	$717	$4
Interest cost	788	903	49	721	962	50
Expected return on assets	(1,018)	(1,069)	—	(887)	(997)	—
Amortization of unrecognized:
Prior service costs (credits)	3	5	(2)	—	5	—
Cumulative actuarial net loss (gain)	—	14	(11)	49	133	2
Net periodic benefit cost	$95	$444	$39	$150	$820	$56
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

Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $0.3 million. Although investigations at this facility are ongoing and the delineation process has not been completed, it appears probable that a liability will be incurred and as such, the Company has recorded a minimum liability of $0.3 million. The Company believes this matter will not have a material adverse effect on its financial position, results of operations or liquidity.
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Vinyl windows	$69,640	$67,635
Vinyl siding products	34,094	39,737
Metal products	27,307	31,861
Third-party manufactured products	42,912	51,016
Other products and services	22,636	18,735
	$196,589	$208,984
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 29, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,095	$—	$10	$—	$—	$4,105
Accounts receivable, net	85,449	—	8,143	24,591	—	118,183
Intercompany receivables	373,073	—	54,711	1,794	(429,578)	—
Inventories	123,795	—	12,313	39,741	—	175,849
Income taxes receivable	—	—	843	—	—	843
Deferred income taxes	2,451	—	2,234	—	—	4,685
Prepaid expenses and other current assets	9,735	—	1,018	2,422	—	13,175
Total current assets	598,598	—	79,272	68,548	(429,578)	316,840
Property, plant and equipment, net	65,313	—	1,535	32,382	—	99,230
Goodwill	300,642	—	24,649	141,825	—	467,116
Other intangible assets, net	374,737	—	44,542	133,091	—	552,370
Investment in subsidiaries	(45,801)	—	(145,946)	—	191,747	—
Intercompany receivable	—	834,933	—	—	(834,933)	—
Other assets	21,664	—	—	1,651	—	23,315
Total assets	$1,315,153	$834,933	$4,052	$377,497	$(1,072,764)	$1,458,871
Liabilities and Member's Equity
Current liabilities:
Accounts payable	$84,176	$—	$7,995	$27,764	$—	$119,935
Intercompany payables	1,794	—	—	427,784	(429,578)	—
Accrued liabilities	71,298	—	4,761	5,519	—	81,578
Deferred income taxes	1,634	—	—	2,364	—	3,998
Income taxes payable	435	—	—	1,465	—	1,900
Total current liabilities	159,337	—	12,756	464,896	(429,578)	207,411
Deferred income taxes	73,862	—	16,620	34,588	—	125,070
Other liabilities	75,654	—	20,477	18,055	—	114,186
Long-term debt	863,633	834,933	—	5,904	(834,933)	869,537
Member’s equity	142,667	—	(45,801)	(145,946)	191,747	142,667
Total liabilities and member’s equity	$1,315,153	$834,933	$4,052	$377,497	$(1,072,764)	$1,458,871

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For The Quarter Ended March 29, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$156,939	$—	$30,662	$44,694	$(35,706)	$196,589
Cost of sales	134,318	—	28,950	34,612	(35,706)	162,174
Gross profit	22,621	—	1,712	10,082	—	34,415
Selling, general and administrative expenses	48,130	—	942	9,924	—	58,996
Manufacturing restructuring costs	(331)	—	—	—	—	(331)
(Loss) income from operations	(25,178)	—	770	158	—	(24,250)
Interest expense	19,972	—	1	347	—	20,320
Foreign currency loss	—	—	—	338	—	338
(Loss) income before income taxes	(45,150)	—	769	(527)	—	(44,908)
Income tax expense (benefit)	1,634	—	(27)	(166)	—	1,441
(Loss) income before equity income (loss) from subsidiaries	(46,784)	—	796	(361)	—	(46,349)
Equity income (loss) from subsidiaries	435	—	(361)	—	(74)	—
Net (loss) income	(46,349)	—	435	(361)	(74)	(46,349)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3	—	12	14	(26)	3
Foreign currency translation adjustments, net of tax	(9,054)	—	(9,054)	(9,054)	18,108	(9,054)
Total comprehensive (loss) income	$(55,400)	$—	$(8,607)	$(9,401)	$18,008	$(55,400)
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended March 29, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(28,859)	$—	$24	$(18,360)	$(47,195)
Investing Activities
Capital expenditures	(3,312)	—	(14)	(293)	(3,619)
Net cash used in investing activities	(3,312)	—	(14)	(293)	(3,619)
Financing Activities
Borrowings under ABL facilities	28,700	—	—	8,808	37,508
Payments under ABL facilities	—	—	—	(2,904)	(2,904)
Net cash provided by financing activities	28,700	—	—	5,904	34,604
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(500)	(500)
Net (decrease) increase in cash and cash equivalents	(3,471)	—	10	(13,249)	(16,710)
Cash and cash equivalents at beginning of period	7,566	—	—	13,249	20,815
Cash and cash equivalents at end of period	$4,095	$—	$10	$—	$4,105

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2013
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For The Quarter Ended March 30, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$161,763	$—	$35,830	$46,200	$(34,809)	$208,984
Cost of sales	128,301	—	33,327	37,411	(34,809)	164,230
Gross profit	33,462	—	2,503	8,789	—	44,754
Selling, general and administrative expenses	44,404	—	1,435	10,996	—	56,835
(Loss) income from operations	(10,942)	—	1,068	(2,207)	—	(12,081)
Interest expense	18,453	—	—	388	—	18,841
Foreign currency loss	—	—	—	253	—	253
(Loss) income before income taxes	(29,395)	—	1,068	(2,848)	—	(31,175)
Income tax expense (benefit)	946	—	(34)	(743)	—	169
(Loss) income before equity (loss) income from subsidiaries	(30,341)	—	1,102	(2,105)	—	(31,344)
Equity (loss) income from subsidiaries	(1,003)	—	(2,105)	—	3,108	—
Net (loss) income	(31,344)	—	(1,003)	(2,105)	3,108	(31,344)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	153	—	110	102	(212)	153
Foreign currency translation adjustments, net of tax	(5,543)	—	(5,543)	(5,543)	11,086	(5,543)
Total comprehensive (loss) income	$(36,734)	$—	$(6,436)	$(7,546)	$13,982	$(36,734)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended March 30, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash used in operating activities	$(5,962)	$—	$(2,079)	$(5,960)	$(14,001)
Investing Activities
Capital expenditures	(1,293)	—	(10)	(57)	(1,360)
Supply center acquisition	(348)	—	—	—	(348)
Net cash used in investing activities	(1,641)	—	(10)	(57)	(1,708)
Financing Activities
Borrowings under ABL facilities	30,174	—	—	14,498	44,672
Payments under ABL facilities	(28,389)	—	—	(3,989)	(32,378)
Intercompany transactions	4,609	—	2,089	(6,698)	—
Net cash provided by financing activities	6,394	—	2,089	3,811	12,294
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(47)	(47)
Net decrease in cash and cash equivalents	(1,209)	—	—	(2,253)	(3,462)
Cash and cash equivalents at beginning of period	7,320	—	—	2,274	9,594
Cash and cash equivalents at end of period	$6,111	$—	$—	$21	$6,132

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Associated Materials, LLC (“we,” “us”, “our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools, and provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 124 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek®, UltraGuard®, Preservation® and Alpine®.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, pent-up demand in the residential repair and remodeling (“R&R”) market normalizes, household formation is expected to be strong, demand for energy-efficient products continues and vinyl remains a preferred material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future.
Our net sales for the quarter ended March 29, 2014 were $196.6 million, representing a decrease of $12.4 million, or 5.9%, compared to $209.0 million for the same period in 2013. The decrease in our net sales was primarily due to a decline in net sales for third-party manufactured products, vinyl siding and metal products, which was largely driven by the severe weather during the first quarter of 2014. Partially offsetting this decline was an increase in net sales in our Installed Sales Solutions (“ISS”) and vinyl windows business, which both benefited from increased demand in the new construction market. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 35%, 17%, 14% and 22%, respectively, of our net sales for the quarter ended March 29, 2014 and approximately 32%, 19%, 15% and 24%, respectively, of our net sales for the quarter ended March 30, 2013. Our gross profit for the quarter ended March 29, 2014 was down $10.3 million, or 23.1%, compared to the same period in 2013. The decrease in gross profit was primarily due to unfavorable volume impact, incremental costs associated with the new window platform that we launched in the first quarter of 2014, strong demand in the lower-margin new construction market and customer mix, and investment in our workforce. For the next few quarters, we expect to experience inefficiencies in our manufacturing plants as we continue our efforts associated with the launch of our new window platform.
A significant portion of our selling, general and administrative (“SG&A”) expenses are fixed costs such as payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and warehouses, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our SG&A expenses include incentives and commissions, marketing costs, certain delivery charges such as fuel costs incurred to deliver product to our customers, and customer sales rewards. SG&A expenses for the quarter ended March 29, 2014 increased $2.2 million, or 3.8%, compared to the same period in 2013. The increase in our SG&A expenses was primarily due to an increase in executive officer separation and hiring costs and marketing related costs supporting our new window platform, partially offset by lower bad debt and pension expenses.
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
Management operates our business with the aim of achieving profitable growth and makes operating decisions and assesses the performance of the business based on financial and other measures that it believes provide important data regarding the business. Management primarily uses Adjusted EBITDA, a financial measure which is not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), along with GAAP measures of profitability, including gross profit, income from operations and net income, to measure operating performance. For the definition of Adjusted EBITDA, see “Results of Operations,” below. In addition, management uses certain techniques related to our corporate strategy of expanding our network of company-operated supply centers to achieve profitable growth. As part of this growth strategy, management performs a trading area review to assess our ability to penetrate particular markets. Management assesses whether to open or acquire a new supply center in a given region based on local economic conditions, such as existing and expected growth rates in the region, unemployment rates and labor costs. Additionally, management reviews the competitive environment in the region and our existing market share in the particular region. Once management has decided to expand our presence in a given region, it then decides between opening a new “greenfield” location in that region or acquiring an existing store based on the number and quality of potential acquisition opportunities and the willingness of the owners of those businesses to sell. We typically target cash flows from operations to achieve a break-even rate within two years of opening a new “greenfield” or acquired supply center.
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products. For financial information about our reportable segment as well as the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2013 (“Annual Report”) for further information.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Net sales (1)	$196,589	$208,984
Cost of sales	162,174	164,230
Gross profit	34,415	44,754
Selling, general and administrative expenses	58,996	56,835
Manufacturing restructuring costs	(331)	—
Loss from operations	(24,250)	(12,081)
Interest expense	20,320	18,841
Foreign currency loss	338	253
Loss before income taxes	(44,908)	(31,175)
Income tax expense	1,441	169
Net loss	$(46,349)	$(31,344)
Other Data:
EBITDA (2)	$(14,010)	$(1,451)
Adjusted EBITDA (2)	(6,865)	(1,302)

(1)	The following table presents a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Vinyl windows	$69,640	$67,635
Vinyl siding products	34,094	39,737
Metal products	27,307	31,861
Third-party manufactured products	42,912	51,016
Other products and services	22,636	18,735
	$196,589	$208,984

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our ABL facilities and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Net loss	$(46,349)	$(31,344)
Interest expense	20,320	18,841
Income tax expense	1,441	169
Depreciation and amortization	10,578	10,883
EBITDA	(14,010)	(1,451)
Purchase accounting related adjustments (a)	(946)	(962)
Restructuring costs (b)	(331)	—
Executive officer separation and hiring costs (c)	1,983	21
Bank audit fees (d)	30	33
Loss on disposal or write-offs of assets	11	32
Stock-based compensation expense (e)	277	38
Other normalizing and unusual items (f)	5,783	734
Foreign currency loss (g)	338	253
Run-rate cost savings (h)	—	—
Adjusted EBITDA	$(6,865)	$(1,302)

(a)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the merger in October 13, 2010 (“Merger”), which include the following (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Pension expense adjustment (i)	$(652)	$(669)
Amortization related to fair value adjustment of leased facilities (ii)	(113)	(110)
Amortization related to warranty liabilities (iii)	(181)	(183)
Total	$(946)	$(962)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(b)
Represents a decrease in manufacturing restructuring charges during the quarter ended March 29, 2014 as a result of re-measuring the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant in 2009.

(c)
Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees primarily related to the resignations of Mr. Burris, our former President and Chief Executive Officer on January 17, 2014 and Mr. Nagle, our former Chief Operations Officer, AMI Distribution and Services on January 30, 2014, and the hiring of Mr. Snyder, our Interim Chief Executive Officer on January 20, 2014.

(d)	Represents bank audit fees incurred under our current ABL facilities and our prior ABL facility.

(e)	Represents stock-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the following (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Professional fees and other costs (i)	$5,524	$438
Accretion on lease liability (ii)	125	149
Excess severance costs (iii)	96	59
Excess legal expense (iv)	38	88
Total	$5,783	$734

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarter ended March 29, 2014, there are costs of $4.7 million related to the new window platform that we launched in the first quarter of 2014.

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

(g)	Represents foreign currency loss recognized in the Condensed Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $12 million for both of the quarters ended March 29, 2014 and March 30, 2013. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $10.3 million of the approximately $12 million of cost savings identified for the four consecutive fiscal quarters ended March 29, 2014 and $10.9 million of the approximately $12 million for the four consecutive fiscal quarters ended March 30, 2013 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run-rate cost savings when calculating Adjusted EBITDA for the quarters ended March 29, 2014 and March 30, 2013.

Quarter Ended March 29, 2014 Compared to Quarter Ended March 30, 2013
Net sales were $196.6 million for the quarter ended March 29, 2014, a decrease of $12.4 million, or 5.9%, compared to $209.0 million for the same period in 2013. The decrease was primarily due to a $8.1 million, or 15.9% decline in net sales for third-party manufactured products, mainly in our roofing business, a $5.6 million, or 14.2% decrease in vinyl siding sales, and a $4.6 million, or 14.3% decline in metal product sales, compared to the prior year period. The decrease in our net sales was largely driven by the severe weather during the first quarter of 2014. Partially offsetting these decreases were a $4.1 million, or 23.6% increase in net sales in our ISS business and a $2.0 million, or 3.0% increase in vinyl window sales as a result of an increase in unit volume of approximately 7%. Both our ISS and window business benefited from increased demand in the new construction market. Compared to the prior year quarter, net sales were negatively impacted by $3.0 million due to a weaker Canadian dollar in 2014.
Gross profit for the quarter ended March 29, 2014 was $34.4 million, or 17.5% of net sales, compared to gross profit of $44.8 million, or 21.4% of net sales, for the same period in 2013. The decrease of $10.3 million in gross profit was primarily due to unfavorable volume impacts of $3.1 million, incremental costs of $3.1 million associated with the launch of our new window platform, the impact of strong demand in the lower-margin new construction market and customer mix of $2.8 million, and investment in our workforce of $0.9 million. For the quarter ended March 29, 2014, a weaker Canadian dollar negatively impacted our gross profit by $2.8 million compared to the prior year quarter.
SG&A expenses were $59.0 million, or 30.0% of net sales, for the first quarter of 2014 versus $56.8 million, or 27.2% of net sales, for the same period in 2013. The increase of $2.2 million in SG&A expenses was primarily due to a $2.0 million increase in executive officer separation and hiring costs and a $1.4 million increase in marketing related costs supporting the launch of our new window platform, partially offset by a $0.6 million decrease in bad debt expense and lower pension expenses of $0.4 million. Compared to the prior year quarter, SG&A expenses were favorably impacted by $1.0 million due to a weaker Canadian dollar in 2014.
Loss from operations was $24.3 million for the quarter ended March 29, 2014 and $12.1 million for the quarter ended March 30, 2013.
Interest expense was $20.3 million and $18.8 million for the quarters ended March 29, 2014 and March 30, 2013, respectively. The $1.5 million increase in interest expense primarily relates to the additional $100 million of 9.125% senior secured notes issued on May 1, 2013.
Income tax expense of $1.4 million for the first quarter of 2014 reflected a negative effective income tax rate of 3.2%, compared to an income tax expense for the same period in 2013 of $0.2 million, which reflected a negative effective income tax rate of 0.5%. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
Net loss for the quarter ended March 29, 2014 was $46.3 million compared to net loss of $31.3 million for the same period in 2013.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Adoption of the provisions of ASU 2013-11 at the beginning of 2014 did not have an impact on our consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-04, Liability (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Adoption of the provisions of ASU 2013-04 at the beginning of 2014 did not have an impact on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Quarters Ended
	March 29, 2014	March 30, 2013
Net cash used in operating activities	$(47,195)	$(14,001)
Net cash used in investing activities	(3,619)	(1,708)
Net cash provided by financing activities	34,604	12,294
As of March 29, 2014, we had cash and cash equivalents of $4.1 million in the United States and available borrowing capacity of $98.7 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that borrowing capacity under the credit facilities and current cash and cash equivalents will provide sufficient liquidity to maintain our current operations and capital expenditure requirements and service our debt obligations for at least the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities was $47.2 million for the quarter ended March 29, 2014, compared to $14.0 million for quarter ended March 30, 2013, which was a $33.2 million increase in the use of cash from the comparable prior year period. Changes in accounts receivable was a source of cash of $6.0 million for the quarter ended March 29, 2014, compared to a source of cash of $0.4 million for quarter ended March 30, 2013. The net increase in cash flow from accounts receivable of $5.6 million reflected lower sales in the first quarter of 2014 compared to the prior year quarter as well as timing of collections from customers. Change in inventory was a use of cash of $43.3 million for the quarter ended March 29, 2014, compared to a use of cash of $52.4 million for the quarter ended March 30, 2013. The lower use of cash in the current year quarter was primarily due to the timing of inventory build for seasonal demands in the later quarters. Earlier purchases of certain raw materials, inventory build for our new window platform and higher inventory for third-party manufactured products increased inventory levels at the end of 2013 compared to 2012, which led to a relatively lower use of cash during the current year quarter. Change in accounts payable and accrued liabilities was a source of cash of $27.5 million for the quarter ended March 29, 2014, compared to a source of cash of $63.2 million for the quarter ended March 30, 2013. The decrease of $35.7 million in cash flows from accounts payable and accrued liabilities was primarily due to higher beginning accounts payable balances in the current year compared to the prior year driven by the timing of inventory purchases. Reduced inventory purchases as part of our winter buy program also contributed to the lower source of cash in the current year quarter. Change in income taxes receivable/payable was a use of cash of $0.2 million for quarter ended March 29, 2014, compared to a use of cash of $3.6 million for the quarter ended March 30, 2013. The use of cash in the prior year quarter was primarily the result of a payment of withholding tax for a deemed dividend.
Cash Flows from Investing Activities
Net cash used in investing activities during the quarter ended March 29, 2014 consisted of $3.6 million of capital expenditures primarily related to investments in our new window platform that we launched in the first quarter of 2014. During the quarter ended March 30, 2013, net cash used in investing activities consisted of capital expenditures of $1.4 million primarily related to various investments at our manufacturing facilities and a supply center acquisition of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the quarter ended March 29, 2014 included borrowings of $37.5 million under our ABL facilities offset by repayments of $2.9 million. Net cash provided by financing activities for the quarter ended March 30, 2013 included borrowings of $44.7 million under our ABL facilities offset by repayments of $32.4 million.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and our wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “9.125% notes” or “notes”). The 9.125% notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 of each year, and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”).

On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.9 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of March 29, 2014.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $871.6 million and $891.2 million based on quoted market prices as of March 29, 2014 and December 28, 2013, respectively.
We may from time to time, in our sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On April 15, 2014, Parent filed a registration withdrawal request with the SEC to withdraw the Registration Statement on Form S-1 filed by Parent on July 15, 2013 for a proposed initial public offering of its commons stock. The Registration Statement is being withdrawn because a determination has been made not to proceed with an initial public offering of Parent’s common stock at this time.
ABL Facilities
In October 2010, we entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, we terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75% as of March 29, 2014, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 0.75% as of March 29, 2014, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
As of March 29, 2014, there was $34.6 million drawn under our ABL facilities and $98.7 million available for additional borrowing. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 4.0% and 3.9% respectively, as of March 29, 2014. We had letters of credit outstanding of $12.6 million as of March 29, 2014 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00 under the Amended and Restated Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.20:1.00 for the four consecutive fiscal quarter test period ended March 29, 2014. The Amended and Restated Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Consolidated EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of March 29, 2014, we have not triggered such fixed charge coverage ratio covenant for 2014, and we currently do not expect to be required to test such covenant for fiscal year 2014, although, as of March 29, 2014, we would be in compliance with such covenant if it were required to be tested. Should economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part 1, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of March 29, 2014.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At March 29, 2014, we had no raw material hedge contracts in place.
Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	our substantial level of indebtedness;

•	increases in union organizing activity;

•	our ability to continuously improve organizational productivity and global supply chain efficiency and flexibility;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	increases in our indebtedness;

•	our ability to comply with certain financial covenants in the Indenture and ABL facilities and the restrictions such covenants impose on our ability to operate our business;

•	in the event of default under the Indenture or the ABL facilities, the ability of creditors under the Indenture and the ABL facilities to foreclose on the capital stock of our operating subsidiaries;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by investment funds affiliated with Hellman & Friedman, LLC; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” in our Annual Report and elsewhere in this report.
The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The occurrence of the events described under Part 1, Item 1A. “Risk Factors” in our Annual Report and elsewhere in this report could have a material adverse effect on our business, results of operations and financial condition.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of March 29, 2014, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities was, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of March 29, 2014, we had borrowings outstanding of $34.6 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $0.3 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of March 29, 2014 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $871.6 million based on quoted market prices as of March 29, 2014.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of March 29, 2014, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million.
A 10% strengthening or weakening from the levels experienced during the quarter ended March 29, 2014 of the U.S. dollar relative to the Canadian dollar would have resulted in a $1.4 million decrease or increase, respectively, in comprehensive loss for the quarter ended March 29, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $0.3 million. Although investigations at this facility are ongoing and the delineation process has not been completed, it appears probable that a liability will be incurred, and as such, we have recorded a minimum liability of $0.3 million. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013 filed with the Securities and Exchange Commission on March 21, 2014, which include detailed discussions of risk factors that could materially affect our business, financial condition or results of operations and are incorporated herein by reference.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	May 2, 2014	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 21, 2014).

10.1*
Interim Chief Executive Officer Agreement, dated January 19, 2014, between Associated Materials, LLC and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on January 21, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Exchange Act, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.