Form 10-Q
period 2014-06-28
ASSOCIATED MATERIALS, LLC
filed 2014-08-04
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2014, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended June 28, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2014	December 28, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,843	$20,815
Accounts receivable, net	161,066	125,263
Inventories	180,543	133,469
Income taxes receivable	722	792
Deferred income taxes	4,685	4,685
Prepaid expenses and other current assets	13,316	10,842
Total current assets	367,175	295,866
Property, plant and equipment, at cost	176,361	170,285
Less accumulated depreciation	77,684	69,340
Property, plant and equipment, net	98,677	100,945
Goodwill	472,355	471,791
Other intangible assets, net	550,813	563,224
Other assets	21,584	24,793
Total assets	$1,510,604	$1,456,619

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$132,275	$96,974
Accrued liabilities	74,497	78,182
Deferred income taxes	3,707	2,441
Income taxes payable	3,689	2,139
Total current liabilities	214,168	179,736
Deferred income taxes	126,352	126,204
Other liabilities	112,904	117,659
Long-term debt	914,828	835,230
Commitments and contingencies
Member’s equity	142,352	197,790
Total liabilities and member’s equity	$1,510,604	$1,456,619
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)
Net sales	$319,875	$324,575	$516,464	$533,559
Cost of sales	247,862	242,380	410,036	406,610
Gross profit	72,013	82,195	106,428	126,949
Selling, general and administrative expenses	60,266	62,803	119,262	119,638
Manufacturing restructuring costs	—	—	(331)	—
Income (loss) from operations	11,747	19,392	(12,503)	7,311
Interest expense	20,759	20,391	41,079	39,232
Foreign currency loss	278	178	616	431
Loss before income taxes	(9,290)	(1,177)	(54,198)	(32,352)
Income tax expense	1,318	1,962	2,759	2,131
Net loss	(10,608)	(3,139)	(56,957)	(34,483)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	5	152	8	305
Foreign currency translation adjustments, net of tax	10,211	(9,729)	1,157	(15,272)
Total comprehensive loss	$(392)	$(12,716)	$(55,792)	$(49,450)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating Activities	(unaudited)
Net loss	$(56,957)	$(34,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,267	21,744
Deferred income taxes	1,256	1,415
Provision for losses on accounts receivable	946	1,088
Amortization of deferred financing costs and premium on senior notes	1,874	2,568
Loss on sale or disposal of assets	18	96
Other non-cash charges	354	82
Changes in operating assets and liabilities:
Accounts receivable	(36,287)	(37,894)
Inventories	(46,526)	(52,283)
Accounts payable and accrued liabilities	30,511	68,223
Income taxes receivable / payable	1,593	(2,349)
Other assets and liabilities	(6,480)	(8,171)
Net cash used in operating activities	(88,431)	(39,964)
Investing Activities
Capital expenditures	(5,245)	(4,467)
Supply center acquisition	—	(348)
Proceeds from the sale of assets	7	47
Net cash used in investing activities	(5,238)	(4,768)
Financing Activities
Borrowings under ABL facilities	121,242	100,944
Payments under ABL facilities	(41,128)	(154,158)
Equity contribution from parent	—	742
Issuance of senior notes	—	106,000
Financing costs	—	(5,104)
Net cash provided by financing activities	80,114	48,424
Effect of exchange rate changes on cash and cash equivalents	(417)	(184)
Net (decrease) increase in cash and cash equivalents	(13,972)	3,508
Cash and cash equivalents at beginning of period	20,815	9,594
Cash and cash equivalents at end of period	$6,843	$13,102
Supplemental information:
Cash paid for interest	$38,636	$35,296
Cash paid for income taxes	$171	$3,068
Property additions of $1.3 million that remain unpaid as of June 28, 2014 were excluded from Capital expenditures in the Investing Activities section above.
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 28, 2014
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and six months ended June 28, 2014 and June 29, 2013. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The comprehensive new revenue recognition standard supersedes all existing revenue guidance under GAAP and international financial reporting standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard establishes the following five steps that require companies to exercise judgment when considering the terms of any contract, including all relevant facts and circumstances:
Step 1: Identify the contract(s) with the customer,
Step 2: Identify the separate performance obligations in the contract,
Step 3: Determine the transaction price,
Step 4: Allocate the transaction price to the separate performance obligations, and
Step 5: Recognize revenue when each performance obligation is satisfied.
The new standard also requires significantly more interim and annual disclosures. The new standard allows for either full retrospective or modified retrospective adoption. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the potential impact of the new requirements under the standard.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Adoption of the provisions of ASU 2013-11 at the beginning of 2014 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	June 28, 2014	December 28, 2013
Allowance for doubtful accounts, current	$3,124	$3,198
Allowance for doubtful accounts, non-current	5,193	5,494
	$8,317	$8,692
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	June 28, 2014	December 28, 2013
Raw materials	$35,077	$32,129
Work-in-progress	14,144	9,356
Finished goods	131,322	91,984
	$180,543	$133,469

4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The Company did not recognize any impairment losses of its goodwill during the quarters or six months ended June 28, 2014 and June 29, 2013.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 28, 2013	$471,791
Foreign currency translation	564
Balance at June 28, 2014	$472,355
At June 28, 2014 and December 28, 2013, accumulated goodwill impairment losses were $84.3 million, exclusive of foreign currency translation.
The Company’s other intangible assets consist of the following (in thousands):

	June 28, 2014			December 28, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$327,508	$95,883	$231,625	$327,280	$82,874	$244,406
Amortized non-compete agreements	20	14	6	20	11	9
Total amortized intangible assets	327,528	95,897	231,631	327,300	82,885	244,415
Non-amortized trade names (1)	319,182	—	319,182	318,809	—	318,809
Total intangible assets	$646,710	$95,897	$550,813	$646,109	$82,885	$563,224
(1) Balances at June 28, 2014 and December 28, 2013 include impairment charges of $79.9 million recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indications of potential impairment. The Company did not recognize any impairment losses related to its other intangible assets during the quarters or six months ended June 28, 2014 and June 29, 2013.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $4.3 million and $10.7 million for the quarter and six months ended June 28, 2014, respectively, and $6.5 million and $13.1 million for the quarter and six months ended June 29, 2013, respectively.
5. Manufacturing Restructuring Costs
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009 and recorded a restructuring liability related to the discontinued use of the warehouse facility. During the quarter ended March 29, 2014, the Company re-measured its restructuring liability due to changes in the expected amount and timing of cash flows related to taxes and insurance over the remaining lease term. As a result, the Company decreased the restructuring liability and recognized a benefit of $0.3 million.
Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at the beginning of the period	$2,166	$3,049	$2,772	$3,387
Decreases	—	—	(331)	—
Accretion of related lease obligations	128	127	252	276
Payments	(185)	(230)	(584)	(717)
Balance at the end of the period	$2,109	$2,946	$2,109	$2,946
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
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at the beginning of the period	$92,638	$97,011	$93,207	$97,471
Provision for warranties issued and changes in estimates for pre-existing warranties	1,547	1,851	2,826	3,370
Claims paid	(1,728)	(2,033)	(3,188)	(3,758)
Foreign currency translation	434	(444)	46	(698)
Balance at the end of the period	$92,891	$96,385	$92,891	$96,385
On February 13, 2013, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement”) for a class action lawsuit filed by plaintiffs and a putative nationwide class of homeowners regarding certain warranty-related claims for steel and aluminum siding, which became effective on September 2, 2013. The Company expects to incur additional warranty costs associated with the Settlement; however, the Company does not believe the incremental costs, which currently cannot be estimated for recognition purposes, have been or will be material.
7. Executive Officers’ Separation and Hiring Costs
Effective January 17, 2014, Jerry W. Burris resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer on January 20, 2014. On January 30, 2014, David S. Nagle resigned from his position as Chief Operations Officer, AMI Distribution and Services. Effective May 5, 2014, Brian C. Strauss was appointed President and Chief Executive Officer and a director of the Company, and Mr. Snyder resigned from his position as Interim Chief Executive Officer. Effective July 14, 2014, Robert C. Gaydos resigned from his position as Senior Vice President, Operations and William L. Topper was appointed Executive Vice President, Operations.
The Company recorded $0.8 million and $2.8 million for separation and hiring costs, including payroll taxes, certain benefits and related professional fees for the quarter and six months ended June 28, 2014, respectively. Separation and hiring costs were $1.1 million for the quarter and six months ended June 29, 2013. These separation and hiring costs have been recorded as a component of selling, general and administrative (“SG&A”) expenses. As of June 28, 2014, remaining separation costs payable to the Company’s former executives of $1.4 million are accrued, which will be paid at various dates through 2016.
The separation and hiring costs during the quarter ended June 29, 2013 were primarily related to make-whole payments to Mr. Burris, our former President and Chief Executive Officer and Mr. Morrisroe, our Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provide compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 28, 2014	December 28, 2013
9.125% Senior Secured Notes due 2017	$834,628	$835,230
Borrowings under the ABL facilities	80,200	—
Total long-term debt	$914,828	$835,230
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

On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.6 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of June 28, 2014.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $863.2 million and $891.2 million based on quoted market prices as of June 28, 2014 and December 28, 2013, respectively.
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
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75% as of June 28, 2014, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 0.75% as of June 28, 2014, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
The Amended and Restated Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.06:1.00 for the four consecutive fiscal quarter test period ended June 28, 2014. The Company has not triggered such fixed charge coverage ratio covenant for 2014 and does not expect to be required to test such covenant for the remainder of 2014.
As of June 28, 2014, there was $80.2 million drawn under the Company’s ABL facilities and $100.0 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 3.3% and 4.0%, respectively, as of June 28, 2014. The Company had letters of credit outstanding of $12.9 million as of June 28, 2014 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
9. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Loss before income taxes	$(9,290)	$(1,177)	$(54,198)	$(32,352)
Income tax expense	1,318	1,962	2,759	2,131
Effective tax rate	(14.2)%	(166.7)%	(5.1)%	(6.6)%
The effective tax rates for the quarters and six months ended June 28, 2014 and June 29, 2013 vary from the statutory rate primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets and income tax expense on foreign income.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 28, 2014 and June 29, 2013, respectively, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive income before reclassifications, net of tax of $0	—	1,157	1,157
Amounts reclassified from accumulated other comprehensive loss, net of tax of $10	8	—	8
Balance at June 28, 2014	$(3,505)	$(13,246)	$(16,751)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(23,287)	$6,040	$(17,247)
Other comprehensive loss before reclassifications, net of tax of $0	—	(15,272)	(15,272)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $71	305	—	305
Balance at June 29, 2013	$(22,982)	$(9,232)	$(32,214)

Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 28, 2014 and June 29, 2013, respectively, consist of the following (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$6	$5	$12	$10
Amortization of unrecognized cumulative actuarial net loss	3	182	6	366
Total before tax	9	187	18	376
Tax benefit	(4)	(35)	(10)	(71)
Net of tax	$5	$152	$8	$305
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.
11. Retirement Plans
The Company sponsors defined benefit pension plans that cover hourly workers at its West Salem, Ohio plant and hourly union employees at its Woodbridge, New Jersey plant as well as a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (the “Domestic Plans”). In 2013, the pension plan for West Salem was amended to reflect an increase in the pension multiplier. Employees who were covered by the pension plan prior to the amendment were provided an opportunity to irrevocably freeze their pension, along with any vested benefits associated with the plan, and elect to participate in a defined contribution plan. In addition, the amendment effectively closed the plan to any new employees hired after November 4, 2013. The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at its Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”).
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
Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	June 28, 2014			June 29, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$323	$606	$3	$268	$704	$3
Interest cost	788	924	49	721	945	49
Expected return on assets	(1,018)	(1,095)	—	(887)	(979)	—
Amortization of unrecognized:
Prior service costs (credits)	3	5	(2)	—	5	—
Cumulative actuarial net loss (gains)	—	14	(11)	49	131	2
Net periodic benefit cost	$96	$454	$39	$151	$806	$54

	Six Months Ended
	June 28, 2014			June 29, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$645	$1,197	$6	$535	$1,421	$7
Interest cost	1,576	1,827	98	1,442	1,907	99
Expected return on assets	(2,036)	(2,164)	—	(1,774)	(1,976)	—
Amortization of unrecognized:
Prior service costs (credits)	6	10	(4)	—	10	—
Cumulative actuarial net loss (gains)	—	28	(22)	98	264	4
Net periodic benefit cost	$191	$898	$78	$301	$1,626	$110
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $0.3 million. Although the Company has completed delineation studies and its evaluation of remedial alternatives is underway, it appears probable that a liability will be incurred and, as such, the Company has recorded a minimum liability of $0.3 million. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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

The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Vinyl windows	$106,390	$102,559	$176,030	$170,194
Vinyl siding products	59,628	61,123	93,722	100,860
Metal products	40,500	46,136	67,807	77,997
Third-party manufactured products	84,283	89,268	127,195	140,284
Other products and services	29,074	25,489	51,710	44,224
	$319,875	$324,575	$516,464	$533,559
14. Subsidiary Guarantors
The Company’s payment obligations under its 9.125% notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis, by its domestic 100% owned subsidiaries, Gentek Holdings, LLC and Gentek Building Products, Inc.(together, the “Subsidiary Guarantors”). AMH New Finance, Inc. is a co-issuer of the 9.125% notes and is a domestic 100% owned subsidiary of the Company having no operations, revenues or cash flows for the periods presented.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,698	$—	$—	$145	$—	$6,843
Accounts receivable, net	116,174	—	10,532	34,360	—	161,066
Intercompany receivables	362,956	—	57,600	1,794	(422,350)	—
Inventories	128,608	—	11,116	40,819	—	180,543
Income taxes receivable	—	—	722	—	—	722
Deferred income taxes	2,451	—	2,234	—	—	4,685
Prepaid expenses and other current assets	9,774	—	934	2,608	—	13,316
Total current assets	626,661	—	83,138	79,726	(422,350)	367,175
Property, plant and equipment, net	63,807	—	1,576	33,294	—	98,677
Goodwill	300,642	—	24,650	147,063	—	472,355
Other intangible assets, net	369,733	—	44,429	136,651	—	550,813
Investment in subsidiaries	(28,366)	—	(130,625)	—	158,991	—
Intercompany receivable	—	834,628	—	—	(834,628)	—
Other assets	20,032	—	(1)	1,553	—	21,584
Total assets	$1,352,509	$834,628	$23,167	$398,287	$(1,097,987)	$1,510,604
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$87,927	$—	$9,510	$34,838	$—	$132,275
Intercompany payables	1,794	—	—	420,556	(422,350)	—
Accrued liabilities	61,385	—	5,082	8,030	—	74,497
Deferred income taxes	1,257	—	—	2,450	—	3,707
Income taxes payable	409	—	—	3,280	—	3,689
Total current liabilities	152,772	—	14,592	469,154	(422,350)	214,168
Deferred income taxes	73,862	—	16,620	35,870	—	126,352
Other liabilities	74,895	—	20,321	17,688	—	112,904
Long-term debt	908,628	834,628	—	6,200	(834,628)	914,828
Member’s equity	142,352	—	(28,366)	(130,625)	158,991	142,352
Total liabilities and member’s equity	$1,352,509	$834,628	$23,167	$398,287	$(1,097,987)	$1,510,604

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$251,215	$—	$45,778	$79,125	$(56,243)	$319,875
Cost of sales	201,020	—	42,595	60,490	(56,243)	247,862
Gross profit	50,195	—	3,183	18,635	—	72,013
Selling, general and administrative expenses	48,100	—	1,104	11,062	—	60,266
Income from operations	2,095	—	2,079	7,573	—	11,747
Interest expense, net	20,292	—	—	467	—	20,759
Foreign currency loss	—	—	—	278	—	278
(Loss) income before income taxes	(18,197)	—	2,079	6,828	—	(9,290)
Income tax (benefit) expense	(378)	—	(36)	1,732	—	1,318
(Loss) income before equity income (loss) from subsidiaries	(17,819)	—	2,115	5,096	—	(10,608)
Equity income (loss) from subsidiaries	7,211	—	5,096	—	(12,307)	—
Net (loss) income	(10,608)	—	7,211	5,096	(12,307)	(10,608)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	5	—	13	14	(27)	5
Foreign currency translation adjustments, net of tax	10,211	—	10,211	10,211	(20,422)	10,211
Total comprehensive (loss) income	$(392)	$—	$17,435	$15,321	$(32,756)	$(392)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For The Six Months Ended June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$408,154	$—	$76,440	$123,819	$(91,949)	$516,464
Cost of sales	335,338	—	71,545	95,102	(91,949)	410,036
Gross profit	72,816	—	4,895	28,717	—	106,428
Selling, general and administrative expenses	96,230	—	2,046	20,986	—	119,262
Manufacturing restructuring costs	(331)	—	—	—	—	(331)
(Loss) income from operations	(23,083)	—	2,849	7,731	—	(12,503)
Interest expense, net	40,264	—	1	814	—	41,079
Foreign currency loss	—	—	—	616	—	616
(Loss) income before income taxes	(63,347)	—	2,848	6,301	—	(54,198)
Income tax expense (benefit)	1,256	—	(63)	1,566	—	2,759
(Loss) income before equity income (loss) from subsidiaries	(64,603)	—	2,911	4,735	—	(56,957)
Equity income (loss) from subsidiaries	7,646	—	4,735	—	(12,381)	—
Net (loss) income	(56,957)	—	7,646	4,735	(12,381)	(56,957)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	8	—	25	28	(53)	8
Foreign currency translation adjustments, net of tax	1,157	—	1,157	1,157	(2,314)	1,157
Total comprehensive (loss) income	$(55,792)	$—	$8,828	$5,920	$(14,748)	$(55,792)
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(76,034)	$—	$5,938	$(18,335)	$—	$(88,431)
INVESTING ACTIVITIES
Capital expenditures	(4,528)	—	(249)	(468)	—	(5,245)
Proceeds from the sale of assets	5	—	—	2	—	7
Payments on loans to affiliates	—	—	(5,689)	—	5,689	—
Net cash (used in) provided by investing activities	(4,523)	—	(5,938)	(466)	5,689	(5,238)
FINANCING ACTIVITIES
Borrowings under ABL facilities	94,700	—	—	26,542	—	121,242
Payments under ABL facilities	(20,700)	—	—	(20,428)	—	(41,128)
Borrowings from affiliates	5,689	—	—	—	(5,689)	—
Net cash provided by (used in) financing activities	79,689	—	—	6,114	(5,689)	80,114
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(417)	—	(417)
Net decrease in cash and cash equivalents	(868)	—	—	(13,104)	—	(13,972)
Cash and cash equivalents at beginning of period	7,566	—	—	13,249	—	20,815
Cash and cash equivalents at end of period	$6,698	$—	$—	$145	$—	$6,843

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended June 29, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash used in operating activities	$(15,934)	$—	$(10,261)	$(13,769)	$—	$(39,964)
INVESTING ACTIVITIES
Capital expenditures	(4,149)	—	(10)	(308)	—	(4,467)
Supply center acquisition	(348)	—	—	—	—	(348)
Proceeds from the sale of assets	47	—	—	—	—	47
(Payments) receipts on loans to affiliates	(20,000)	—	10,271	—	9,729	—
Net cash (used in) provided by investing activities	(24,450)	—	10,261	(308)	9,729	(4,768)
FINANCING ACTIVITIES
Borrowings under ABL facilities	69,891	—	—	31,053	—	100,944
Payments under ABL facilities	(119,391)	—	—	(34,767)	—	(154,158)
(Repayments) borrowings from affiliates	(10,271)	—	—	20,000	(9,729)	—
Equity contribution from parent	742	—	—	—	—	742
Issuance of senior notes	106,000	—	—	—	—	106,000
Financing costs	(4,629)	—	—	(475)	—	(5,104)
Net cash provided by (used in) financing activities	42,342	—	—	15,811	(9,729)	48,424
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(184)	—	(184)
Net increase in cash and cash equivalents	1,958	—	—	1,550	—	3,508
Cash and cash equivalents at beginning of period	7,320	—	—	2,274	—	9,594
Cash and cash equivalents at end of period	$9,278	$—	$—	$3,824	$—	$13,102
The Condensed Consolidating Statement of Cash Flows for the six months ended June 29, 2013 has been revised to present changes in receivable from or payable to an affiliate, which resulted from subsidiary’s deposit in or withdrawal from the parent company’s cash account under a centralized cash management arrangement, and loan payments and receipts between companies within investing and financing activities. Changes in receivable from or payable to an affiliate related to trade transactions are presented within operating activities. The Company previously reported all changes in receivable from and payable to an affiliate as cash flows in financing activities. The effect is summarized as follows:

	For the Six months ended June 29, 2013
(in thousands)	Company (As Previously Reported)	Company (As Corrected)	Subsidiary Guarantors (As Previously Reported)	Subsidiary Guarantors (As Corrected)	Non-Guarantor Subsidiary (As Previously Reported)	Non-Guarantor Subsidiary (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
Net cash used in operating activities	(37,182)	(15,934)	(2,452)	(10,261)	(330)	(13,769)	—	—
INVESTING ACTIVITIES
(Payments) receipts on loans to affiliates	—	(20,000)	—	10,271	—	—	—	9,729
Net cash (used in) provided by investing activities	(4,450)	(24,450)	(10)	10,261	(308)	(308)	—	9,729
FINANCING ACTIVITIES
(Repayments) borrowings from affiliates	(9,023)	(10,271)	2,462	—	6,561	20,000	—	(9,729)
Net cash provided by (used in) financing activities	43,590	42,342	2,462	—	2,372	15,811	—	(9,729)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our net sales for the quarter and six months ended June 28, 2014 were $319.9 million and $516.5 million, respectively, representing decreases of 1.4% and 3.2%, respectively, from the same periods in 2013. The decrease in our net sales was primarily due to a decline in net sales for third-party manufactured products, vinyl siding and metal products. For the second quarter, the volume shortfall in our third-party manufactured products reflected a longer than expected downturn in the residential roofing market. The decline in our metals business was a result of market conditions, as well as the impact of reduced volume from distributor customers. The severe weather during the first quarter of 2014 also negatively impacted our net sales for the six months ended June 28, 2014. Partially offsetting this decline was an increase in net sales in our Installed Sales Solutions (“ISS”) and vinyl windows business, which both benefited from increased demand in the new construction market. Additionally, with respect to our windows business, we have seen improvement in our product mix as we transition to our new window platform. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 33%, 19%, 13% and 26%, respectively, of our net sales for the quarter ended June 28, 2014 and approximately 34%, 18%, 13% and 25%, respectively, of our net sales for the six months ended June 28, 2014. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 14% and 28%, respectively, of our net sales for the quarter ended June 29, 2013 and approximately 32%, 19%, 15% and 26%, respectively, of our net sales for the six months ended June 29, 2013.
Our gross profit for the quarter and six months ended June 28, 2014 declined $10.2 million and $20.5 million, respectively, or 12.4% and 16.2%, respectively, compared to the same periods in 2013. The decrease in gross profit for the quarter and six months ended June 28, 2014 was due largely to incremental costs directly associated with the launch of the new window platform in 2014, as well as manufacturing inefficiencies in our window plants primarily as a result of the launch. For the second half of the year, we expect to continue to experience inefficiencies in our window manufacturing plants as we continue our efforts associated with the integration of our new window platform. The decrease in gross profit for the quarter and six months ended June 28, 2014 was also driven by unfavorable volume impact due to lower sales in metal, vinyl siding and third-party manufactured products, higher cost for certain materials and increased freight costs.
A significant portion of our selling, general and administrative (“SG&A”) expenses are fixed costs such as payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and warehouses, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our SG&A expenses include incentives and commissions, marketing costs, certain delivery charges such as fuel costs incurred to deliver product to our customers, and customer sales rewards. SG&A costs for the quarter and six months ended June 28, 2014 decreased $2.5 million and $0.4 million, respectively, compared to the same periods in 2013. The decrease in our SG&A expenses was primarily due to decreases in compensation costs under the performance-based incentive compensation program, certain professional fees associated with cost savings initiatives and pension expenses, partially offset by an increase in marketing-related costs supporting the launch of our new window platform and an increase in payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees, as well as higher supply center headcount to support our supply center and ISS business.
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
Management operates our business with the aim of achieving profitable growth. Management makes operating decisions and assesses the performance of the business based on financial and other measures that it believes provide important data regarding the business. Management primarily uses Adjusted EBITDA, a financial measure which is not prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), along with GAAP measures of profitability, including gross profit, income from operations and net income, to measure operating performance. For the definition of Adjusted EBITDA, see “Results of Operations,” below. In addition, management uses certain techniques related to our corporate strategy of expanding our network of company-operated supply centers to achieve profitable growth. As part of this growth strategy, management assesses whether to open or acquire a new supply center in a given region based on local economic conditions, such as existing and expected growth rates in the region, unemployment rates and labor costs. Additionally, management reviews the competitive environment in the region and our existing market share in the particular region. Once management has decided to expand our presence in a given region, it then decides between opening a new “greenfield” location in that region or acquiring an existing store based on the number and quality of potential acquisition opportunities and the willingness of the owners of those businesses to sell. We typically target cash flows from operations to achieve a break-even rate in approximately two years of opening a new “greenfield” or acquired supply center.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$319,875	$324,575	$516,464	$533,559
Cost of sales	247,862	242,380	410,036	406,610
Gross profit	72,013	82,195	106,428	126,949
Selling, general and administrative expenses	60,266	62,803	119,262	119,638
Manufacturing restructuring costs	—	—	(331)	—
Income (loss) from operations	11,747	19,392	(12,503)	7,311
Interest expense	20,759	20,391	41,079	39,232
Foreign currency loss	278	178	616	431
Loss before income taxes	(9,290)	(1,177)	(54,198)	(32,352)
Income tax expense	1,318	1,962	2,759	2,131
Net loss	$(10,608)	$(3,139)	$(56,957)	$(34,483)
Other Data:
EBITDA (1)	$22,158	$30,075	$8,148	$28,624
Adjusted EBITDA (1)	27,540	34,261	20,675	32,959

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss	$(10,608)	$(3,139)	$(56,957)	$(34,483)
Interest expense	20,759	20,391	41,079	39,232
Income tax expense	1,318	1,962	2,759	2,131
Depreciation and amortization	10,689	10,861	21,267	21,744
EBITDA	22,158	30,075	8,148	28,624
Purchase accounting related adjustments (a)	(958)	(967)	(1,904)	(1,929)
Restructuring costs (b)	—	—	(331)	—
Executive officer separation and hiring costs (c)	765	1,115	2,748	1,136
Bank audit fees (d)	(4)	1	26	34
Loss on disposal or write-offs of assets	7	64	18	96
Stock-based compensation expense (e)	77	38	354	76
Other normalizing and unusual items (f)	5,217	3,757	11,000	4,491
Foreign currency loss (g)	278	178	616	431
Run-rate cost savings (h)	—	—	—	—
Adjusted EBITDA	$27,540	$34,261	$20,675	$32,959

(a)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the merger in October 13, 2010 (“Merger”), which include the following (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Pension expense adjustment (i)	$(658)	$(667)	$(1,310)	$(1,336)
Amortization related to fair value adjustment of leased facilities (ii)	(119)	(117)	(232)	(227)
Amortization related to warranty liabilities (iii)	(181)	(183)	(362)	(366)
Total	$(958)	$(967)	$(1,904)	$(1,929)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(b)
Represents a decrease in manufacturing restructuring charges during the quarter ended March 29, 2014 as a result of the re-measurement of the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant in 2009.

(c)
Represents (i) separation and hiring costs incurred during the six months ended June 28, 2014, including payroll taxes and certain benefits and professional fees primarily related to the resignations of Mr. Burris, our former President and Chief Executive Officer on January 17, 2014, Mr. Nagle, our former Chief Operations Officer, AMI Distribution and Services on January 30, 2014, and Mr. Gaydos, our former Senior Vice President, Operations on July 14, 2014 and the hirings of Mr. Snyder, our Interim Chief Executive Officer on January 20, 2014 and Mr. Strauss, our President and Chief Executive Officer on May 5, 2014 and (ii) separation and hiring costs incurred during the six months ended June 29, 2013, primarily related to make-whole payments to Mr. Burris, our former President and Chief Executive Officer and Mr. Morrisroe, our Senior Vice President, Chief Financial Officer. Pursuant to their respective employment agreements, these payments provide compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters.

(d)	Represents bank audit fees incurred under our current ABL facilities and our prior ABL facility.

(e)	Represents stock-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the following (in thousands):

	Quarters Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Professional fees and other costs (i)	$3,951	$3,577	$9,475	$4,015
Accretion on lease liability (ii)	128	127	253	276
Excess severance costs (iii)	87	6	183	65
Insurance deductible due to flood damage (iv)	100	—	100	—
Payroll costs due to change of employment classification (v)	928	—	928	—
Excess legal expense (vi)	23	47	61	135
Total	$5,217	$3,757	$11,000	$4,491

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarter and six months ended June 28, 2014, we incurred costs of $3.2 million and $7.9 million, respectively, related to the new window platform that we launched in 2014.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with our warehouse facility adjacent to the Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within non-executive management.

(iv)	Represents the insurance deductible paid in connection with flood damage at our corporate headquarters building in May 2014.

(v)	Represents additional payroll costs that were incurred related to a change of employment classification from exempt to non-exempt for certain non-managerial U. S. supply center-based employees.

(vi)	Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs.

(g)	Represents foreign currency loss recognized in the Condensed Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $10 million and $13 million for the six months ended June 28, 2014 and June 29, 2013, respectively. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $9.6 million of the approximately $10 million of cost savings identified for the four consecutive fiscal quarters ended June 28, 2014 and $10.7 million of the approximately $13 million for the four consecutive fiscal quarters ended June 29, 2013 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run-rate cost savings when calculating Adjusted EBITDA for the quarters or six months ended June 28, 2014 and June 29, 2013.
Quarter Ended June 28, 2014 Compared to Quarter Ended June 29, 2013
Net sales were $319.9 million for the second quarter of 2014, a decrease of $4.7 million, or 1.4%, compared to $324.6 million for the same period in 2013. The decrease was primarily due to a $5.6 million, or 12.2%, decline in metal products sales, a $5.0 million, or 5.6%, decline in net sales for third-party manufactured products, mainly in our roofing business, and a $1.5 million or 2.4%, decrease in vinyl siding sales, compared to the prior year period. The decline in our metals business was a result of market conditions, as well as the impact of reduced volume from distributor customers. The volume shortfall in our third-party manufactured products reflected a longer than expected downturn in the residential roofing market. Partially offsetting these decreases were a $3.5 million, or 15.1%, increase in net sales in our ISS business and a $3.8 million, or 3.7%, increase in vinyl window sales as a result of an increase in unit volume of approximately 3%. Both our ISS and windows businesses benefited from increased demand in the new construction market. Additionally, we have seen improvement in our product mix as we transition to our new window platform. Compared to the prior year quarter, net sales were negatively impacted by $2.8 million due to a weaker Canadian dollar in 2014.
Gross profit in the second quarter of 2014 was $72.0 million, or 22.5%, of net sales, compared to gross profit of $82.2 million, or 25.3%, of net sales, for the same period in 2013. The decrease of $10.2 million in gross profit was primarily driven by incremental costs of $2.6 million directly associated with the launch of our new window platform in 2014, as well as manufacturing inefficiencies of approximately $3 million in our window plants primarily as a result of the launch. We also experienced higher cost for certain materials of $2.2 million, unfavorable volume impacts of $2.2 million due to lower sales in metal, vinyl siding and third-party manufactured products, and increased freight costs of $1.2 million. These decreases were partially offset by a favorable impact of $1.2 million attributable to improved pricing to offset increase in raw materials and product mix as we transition to our new window platform. For the quarter ended June 28, 2014, a weaker Canadian dollar negatively impacted our gross margin by $2.2 million compared to the prior year quarter.
SG&A expenses were $60.3 million, or 18.8%, of net sales, for the second quarter of 2014 versus $62.8 million, or 19.3%, of net sales, for the same period in 2013. The decrease of $2.5 million in SG&A expenses was primarily due to a $2.6 million decrease in compensation costs under the performance-based incentive compensation program, a $1.9 million decrease in certain professional fees associated with cost savings initiatives, and lower pension expenses and executive officer separation and hiring costs of $0.4 million each. These decreases were partially offset by a $0.9 million increase in payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees, a $0.7 million increase in marketing-related costs supporting the launch of our new window platform, a $0.6 million increase in bad debt expense and a $0.6 million increase in employee compensation primarily attributable to higher supply center headcount to support our supply center and ISS business. Compared to the prior year quarter, SG&A expenses were favorably impacted by $0.6 million due to a weaker Canadian dollar in 2014.
Income from operations was $11.7 million for the quarter ended June 28, 2014 and $19.4 million for the quarter ended June 29, 2013.

Interest expense was $20.8 million and $20.4 million for the quarters ended June 28, 2014 and June 29, 2013, respectively. The $0.4 million increase in interest expense primarily relates to the additional $100 million of 9.125% Senior Secured Notes issued on May 1, 2013.
The income tax expense of $1.3 million for the second quarter of 2014 reflected a negative effective income tax rate of 14.2%, whereas the income tax expense of $2.0 million for the same period in 2013 reflected a negative effective income tax rate of 166.7%. The effective tax rates for both periods vary from the statutory rate primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets and income tax expense on foreign income.
Net loss for the quarter ended June 28, 2014 was $10.6 million compared to a net loss of $3.1 million for the same period in 2013.
Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013
Net sales were $516.5 million for the six months ended June 28, 2014, a decrease of $17.1 million, or 3.2%, compared to $533.6 million for the same period in 2013. The decrease was primarily due to a $13.1 million, or 9.3%, decline in net sales for third-party manufactured products, mainly in our roofing business, a $10.2 million, or 13.1%, decline in metal products sales, and a $7.1 million, or 7.1%, decrease in vinyl siding sales, compared to the prior year period. The volume shortfall in our third- party manufactured products reflected a longer than expected downturn in the residential roofing market. The decline in our metals business was a result of market conditions, as well as the impact of reduced volume from distributor customers. The severe weather during the first quarter of 2014 also negatively impacted our net sales for the six months ended June 28, 2014. Partially offsetting these decreases were a $7.6 million, or 18.7%, increase in net sales in our ISS business and a $5.8 million, or 3.4%, increase in vinyl window sales as a result of an increase in unit volume of approximately 4%. Both our ISS and windows businesses benefited from increased demand in the new construction market. Additionally, we have seen improvement in our product mix as we transition to our new window platform. Compared to the same period in 2013, net sales were negatively impacted by $5.8 million for the six months ended June 28, 2014 due to the weaker Canadian dollar in 2014.
Gross profit in the six months ended June 28, 2014 was $106.4 million, or 20.6%, of net sales, compared to gross profit of $126.9 million, or 23.8%, of net sales, for the same period in 2013. The decrease of $20.5 million in gross profit was primarily due to incremental costs of $5.7 million directly associated with the launch of our new window platform in 2014, as well as manufacturing inefficiencies of approximately $5 million in our window plants primarily as a result of the launch. The remainder of the decrease in gross profit was attributable to unfavorable volume impacts of $5.3 million due to declined sales in third-party manufactured products and metal and vinyl siding products, increased freight costs of $2.0 million, higher cost for certain materials of $1.5 million and strong demand in the lower-margin new construction market and customer mix of $1.6 million. For the six months ended June 28, 2014, a weaker Canadian dollar in 2014 negatively impacted our gross margin by $5.0 million compared to the prior year period.
SG&A expenses were $119.3 million, or 23.1%, of net sales, for the six months ended June 28, 2014 versus $119.6 million, or 22.4%, of net sales, for the same period in 2013. The decrease of $0.4 million in SG&A expenses was primarily due to a $2.9 million decrease in compensation costs under the performance-based incentive compensation program, a $1.4 million decrease in certain professional fees associated with cost savings initiatives, lower pension expenses of $0.8 million, lower depreciation expense of $0.4 million and decreased sales incentive costs of $0.3 million. These decreases were partially offset by a $2.1 million increase in marketing-related costs supporting the launch of our new window platform, a $1.6 million increase in executive officer separation and hiring costs, a $0.9 million increase in payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees and a $0.8 million increase in employee compensation primarily attributable to higher supply center headcount to support our supply center and ISS business. Compared to the prior year period, SG&A expenses were favorably impacted by $1.6 million due to a weaker Canadian dollar in 2014.
Loss from operations was $12.5 million for the six months ended June 28, 2014 and income from operations was $7.3 million for the six months ended June 29, 2013.
Interest expense was $41.1 million and $39.2 million for the six months ended June 28, 2014 and June 29, 2013, respectively. The $1.8 million increase in interest expense primarily relates to the additional $100 million of 9.125% senior secured notes issued on May 1, 2013.
The income tax expense of $2.8 million for the six months ended June 28, 2014 reflected a negative effective income tax rate of 5.1%, whereas the income tax expense of $2.1 million for the same period in 2013 reflected a negative effective income tax rate of 6.6%. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets and income tax expense on foreign income.

Net loss for the six months ended June 28, 2014 was $57.0 million compared to a net loss of $34.5 million for the same period in 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The comprehensive new revenue recognition standard supersedes all existing revenue guidance under GAAP and international financial reporting standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard establishes the following five steps that require companies to exercise judgment when considering the terms of any contract, including all relevant facts and circumstances:
Step 1: Identify the contract(s) with the customer,
Step 2: Identify the separate performance obligations in the contract,
Step 3: Determine the transaction price,
Step 4: Allocate the transaction price to the separate performance obligations, and
Step 5: Recognize revenue when each performance obligation is satisfied.
The new standard also requires significantly more interim and annual disclosures. The new standard allows for either full retrospective or modified retrospective adoption. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. We are currently assessing the potential impact of the new requirements under the standard.
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 eliminates diversity in practice in the presentation of unrecognized tax benefits. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, or the entity does not intend to use the deferred tax asset for such purpose. ASU 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. Adoption of the provisions of ASU 2013-11 at the beginning of 2014 did not have an impact on our consolidated financial position, results of operations or cash flows.
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
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 28, 2014	June 29, 2013
Net cash used in operating activities	$(88,431)	$(39,964)
Net cash used in investing activities	(5,238)	(4,768)
Net cash provided by financing activities	80,114	48,424
As of June 28, 2014, we had cash and cash equivalents of $6.7 million and $0.1 million in the United States and Canada, respectively. As of June 28, 2014, we had available borrowing capacity of $100.0 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that borrowing capacity under the credit facilities and current cash and cash equivalents will provide sufficient liquidity to maintain our current operations and capital expenditure requirements and service our debt obligations for at least the next 12 months.

Cash Flows from Operating Activities
Net cash used in operating activities was $88.4 million for the six months ended June 28, 2014, compared to $40.0 million for the same period in 2013, which was a $48.4 million increase in the use of cash from the comparable prior year period. Change in accounts receivable was a use of cash of $36.3 million for the six months ended June 28, 2014, compared to a use of cash of $37.9 million for the six months ended June 29, 2013. The net increase in cash flow from accounts receivable of $1.6 million reflected lower sales in the second quarter of 2014 compared to the prior year quarter as well as timing of collections from customers. Change in inventory was a use of cash of $46.5 million for the six months ended June 28, 2014, compared to a use of cash of $52.3 million for the six months ended June 29, 2013. The lower use of cash in the current year was primarily due to higher inventory levels at the end of 2013 compared to 2012 as a result of earlier purchases of certain raw materials, inventory build for our new window platform and higher inventory for third-party manufactured products, which led to a relatively lower use of cash during the current year first six months. This was partially offset by higher window inventory at the end of June 28, 2014 compared to June 29, 2013 due to window plant inefficiencies as a result of the launch of the new window platform in 2014. Change in accounts payable and accrued liabilities was a source of cash of $30.5 million for the six months ended June 28, 2014, compared to a source of cash of $68.2 million for the six months ended June 29, 2013, resulting in a net decrease in cash flows of $37.7 million. This decrease was primarily due to higher beginning accounts payable balances in the current year compared to the prior year driven by an increase in the volume of inventory purchases. Cash flows used in operating activities for the six months ended June 28, 2014 include income tax payments of $0.2 million compared to $3.1 million of income tax payments for the same period in 2013. The use of cash in the prior year period was primarily the result of a payment of withholding tax for a deemed dividend.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 28, 2014 consisted of $5.2 million of capital expenditures primarily related to investments in our new window platform that we launched in 2014. During the six months ended June 29, 2013, net cash used in investing activities consisted of capital expenditures of $4.5 million primarily related to various investments at our manufacturing facilities and a supply center acquisition of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 28, 2014 included borrowings of $121.2 million under our ABL facilities offset by repayments of $41.1 million. Net cash provided by financing activities for the six months ended June 29, 2013 included proceeds of $106.0 million from the issuance of the additional 9.125% Senior Secured Notes due 2017 on May 1, 2013, borrowings of $100.9 million under our ABL facilities and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $154.2 million under our ABL facilities and $5.1 million of financing costs related to the issuance of the additional 9.125% Senior Secured Notes due 2017 and the amendment of our ABL facilities during the prior year second quarter.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and our wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “9.125% notes” or “notes”). The 9.125% notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 each year, and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”).
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.6 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of June 28, 2014.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.

The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $863.2 million and $891.2 million based on quoted market prices as of June 28, 2014 and December 28, 2013, respectively.
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
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 1.75% as of June 28, 2013, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 0.75% as of June 28, 2013, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
As of June 28, 2014, there was $80.2 million drawn under our ABL facilities and $100.0 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 3.3% and 4.0%, respectively, as of June 28, 2014. We had letters of credit outstanding of $12.9 million as of June 28, 2014 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00 under the Amended and Restated Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 1.06:1.00 for the four consecutive fiscal quarter test period ended June 28, 2014. Our Amended and Restated Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Consolidated EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of June 28, 2014, we have not triggered such fixed charge coverage ratio covenant for 2014, and we currently do not expect to be required to test such covenant for fiscal year 2014, although as of June 28, 2014, we would be in compliance with such covenant if it were required to be tested. Should economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and

the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part I, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with our debt covenants as of June 28, 2014.
Valuation of Goodwill
We review goodwill for impairment on an annual basis at the beginning of the fourth quarter, or more frequently if events or circumstances change that would impact the value of these assets. The impairment test is conducted using an income approach. As we do not have a market for our equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. The cash flow model used to derive fair value is most sensitive to the discount rate, long-term sales growth rate and forecasted operating margin assumptions used. Changes in these key assumptions could have resulted in our Company not passing Step 1 of the impairment test. We will continue to evaluate goodwill during future periods, as changes in our key assumptions for sales and earnings, as well as the economic condition of the residential housing and repair and remodeling markets, could result in non-cash impairment losses.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At June 28, 2014, we had no raw material hedge contracts in place.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statement to actual results or to changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of June 28, 2014, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of June 28, 2014, we had borrowings outstanding of $80.2 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $0.8 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of June 28, 2014 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $863.2 million based on quoted market prices as of June 28, 2014.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of June 28, 2014, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million.
A 10% strengthening or weakening from the levels experienced during 2014 of the U.S. dollar relative to the Canadian dollar would have resulted in a $4.0 million decrease or increase, respectively, in comprehensive loss for the six months ended June 28, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP. In May 2013, the amount of the standby letter of credit was increased to $0.3 million. Although we have completed delineation studies and our evaluation of remedial alternatives is underway, it appears probable that a liability will be incurred and, as such, we have recorded a minimum liability of $0.3 million. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	August 4, 2014	By:	/s/ Paul Morrisroe
Paul Morrisroe
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 21, 2014).

10.1*
Chief Executive Officer Employment Agreement, dated as of March 24, 2014, between Associated Materials, LLC and Brian C. Strauss (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 5, 2014).

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