Form 10-Q
period 2014-09-27
ASSOCIATED MATERIALS, LLC
filed 2014-11-12
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2014, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended September 27, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$12,411	$20,815
Accounts receivable, net	175,378	125,263
Inventories	167,360	133,469
Income taxes receivable	306	792
Deferred income taxes	4,685	4,685
Prepaid expenses and other current assets	14,429	10,842
Total current assets	374,569	295,866
Property, plant and equipment, at cost	176,816	170,285
Less accumulated depreciation	81,022	69,340
Property, plant and equipment, net	95,794	100,945
Goodwill	318,395	471,791
Other intangible assets, net	449,294	563,224
Other assets	20,703	24,793
Total assets	$1,258,755	$1,456,619

Liabilities and Member’s (Deficit) Equity
Current liabilities:
Accounts payable	$151,409	$96,974
Accrued liabilities	103,014	78,182
Deferred income taxes	3,494	2,441
Income taxes payable	3,728	2,139
Total current liabilities	261,645	179,736
Deferred income taxes	94,878	126,204
Other liabilities	109,938	117,659
Long-term debt	880,320	835,230
Commitments and contingencies	—	—
Member’s (deficit) equity	(88,026)	197,790
Total liabilities and member’s (deficit) equity	$1,258,755	$1,456,619
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$353,742	$339,905	$870,206	$873,464
Cost of sales	279,131	257,959	689,167	664,569
Gross profit	74,611	81,946	181,039	208,895
Selling, general and administrative expenses	62,254	57,115	181,516	176,753
Impairment of goodwill	148,504	—	148,504	—
Impairment of other intangible assets	89,687	—	89,687	—
Manufacturing restructuring costs	—	—	(331)	—
(Loss) income from operations	(225,834)	24,831	(238,337)	32,142
Interest expense	20,749	20,328	61,828	59,560
Foreign currency loss	220	124	836	555
(Loss) income before income taxes	(246,803)	4,379	(301,001)	(27,973)
Income tax (benefit) expense	(27,627)	1,884	(24,868)	4,015
Net (loss) income	(219,176)	2,495	(276,133)	(31,988)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3	173	11	478
Foreign currency translation adjustments, net of tax	(11,232)	5,828	(10,075)	(9,444)
Total comprehensive (loss) income	$(230,405)	$8,496	$(286,197)	$(40,954)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating Activities
Net loss	$(276,133)	$(31,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,912	32,617
Deferred income taxes	(22,137)	1,187
Impairment of goodwill and other intangible assets	238,191	—
Provision for losses on accounts receivable	1,620	622
Amortization of deferred financing costs and premium on senior notes	2,802	3,505
(Gain) loss on sale or disposal of assets	(27)	93
Other non-cash charges	381	129
Changes in operating assets and liabilities:
Accounts receivable	(52,803)	(47,578)
Inventories	(35,128)	(35,070)
Accounts payable and accrued liabilities	80,735	73,006
Income taxes receivable / payable	2,190	(1,846)
Other assets and liabilities	(16,987)	(9,086)
Net cash used in operating activities	(45,384)	(14,409)
Investing Activities
Capital expenditures	(8,472)	(8,899)
Supply center acquisition	—	(348)
Proceeds from the sale of assets	9	49
Net cash used in investing activities	(8,463)	(9,198)
Financing Activities
Borrowings under ABL facilities	161,931	123,944
Payments under ABL facilities	(116,017)	(200,944)
Equity contribution from parent	—	742
Issuance of senior notes	—	106,000
Financing costs	—	(5,445)
Net cash provided by financing activities	45,914	24,297
Effect of exchange rate changes on cash and cash equivalents	(471)	(80)
Net (decrease) increase in cash and cash equivalents	(8,404)	610
Cash and cash equivalents at beginning of period	20,815	9,594
Cash and cash equivalents at end of period	$12,411	$10,204
Supplemental information:
Cash paid for interest	$39,652	$35,700
Cash paid for income taxes	$2,545	$4,438

Property additions of $759 thousand that remain unpaid as of September 27, 2014 were excluded from Capital expenditures in the Investing Activities section above.
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2014
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and nine months ended September 27, 2014 and September 28, 2013. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 28, 2013, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name. The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company produces a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, all of which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools, and provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 126 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 275 independent distributors, dealers and national account customers.
Because most of the Company’s building products are exterior applications, sales and operating profits tend to be seasonally lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2014-15 will have a material impact on its consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The comprehensive new revenue recognition standard supersedes all existing revenue guidance under GAAP and international financial reporting standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard establishes the following five steps that require companies to exercise judgment when considering the terms of any contract, including all relevant facts and circumstances:
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
2. Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. The allowance for doubtful accounts is based on review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable that are not expected to be collected within one year, net of the related allowance for doubtful accounts, are included in “Other assets” in the Condensed Consolidated Balance Sheets.
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	September 27, 2014	December 28, 2013
Allowance for doubtful accounts, current	$3,388	$3,198
Allowance for doubtful accounts, non-current	4,595	5,494
	$7,983	$8,692
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	September 27, 2014	December 28, 2013
Raw materials	$33,466	$32,129
Work-in-progress	14,200	9,356
Finished goods	119,694	91,984
	$167,360	$133,469

4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The impairment test is conducted using an income approach. As there is currently no market for the Company’s equity, management performs the impairment analysis utilizing a discounted cash flow approach that incorporates current estimates regarding performance and macroeconomic factors, discounted at a weighted average cost of capital. During the first half of 2014, the Company experienced a decline in operating results primarily due to unfavorable weather conditions, weaker growth in the repair and remodeling market and incremental costs associated with the launch of its new window platform. Management initially believed that the impact of some of these conditions could be quickly remedied. However, since lower-than-expected operating results continued throughout the third quarter, the Company determined that an indicator of potential impairment existed and it is more likely than not that its indefinite-lived intangible assets are impaired. It therefore, performed interim impairment testing as of August 31, 2014.
The Company completed step one of its goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of its single reporting unit was lower than its carrying value. This required the Company to proceed to step two of its impairment analysis. Based on preliminary calculations, the Company recorded an estimated goodwill impairment loss of $148.5 million during the quarter ended September 27, 2014. The Company expects to finalize the step two impairment analysis and record any adjustments to the preliminary amount during the fourth quarter of 2014. The goodwill impairment charge is a non-cash item and does not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement. There is no tax benefit associated with this non-cash charge.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 28, 2013	$471,791
Foreign currency translation	(4,892)
Impairment	(148,504)
Balance at September 27, 2014	$318,395
At September 27, 2014 and December 28, 2013, accumulated goodwill impairment losses were $232.8 million and $84.3 million, respectively, exclusive of foreign currency translation.
The Company’s other intangible assets consist of the following (in thousands):

	September 27, 2014			December 28, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$324,879	$101,408	$223,471	$327,280	$82,874	$244,406
Amortized non-compete agreements	20	15	5	20	11	9
Total amortized intangible assets	324,899	101,423	223,476	327,300	82,885	244,415
Non-amortized trade names (1)	225,818	—	225,818	318,809	—	318,809
Total intangible assets	$550,717	$101,423	$449,294	$646,109	$82,885	$563,224
(1) Balances at September 27, 2014 and December 28, 2013 include impairment charges of $89.7 million recorded in the third quarter of 2014 and $79.9 million recorded in 2011, respectively.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. As noted above, management determined that an indicator of potential impairment existed for the non-amortized trade names as of August 31, 2014 and completed an interim test of the fair value with the assistance of an independent valuation firm. Using the income approach, the Company determined that the fair value of certain non-amortized trade names was lower than the carrying value, and consequently, the Company recorded an impairment charge of $89.7 million during the quarter ended September 27, 2014.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.4 million and $19.3 million for the quarter and nine months ended September 27, 2014, respectively, and $6.5 million and $19.6 million for the quarter and nine months ended September 28, 2013, respectively.

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
Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at the beginning of the period	$2,109	$2,946	$2,772	$3,387
Decrease	—	—	(331)	—
Accretion of related lease obligations	120	118	372	394
Payments	(185)	(207)	(769)	(924)
Balance at the end of the period	$2,044	$2,857	$2,044	$2,857
The remaining restructuring liability is included in “Accrued liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets and will continue to be paid over the lease term, which ends in April 2020.
6. Product Warranty Costs
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to window and siding product categories.
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance at the beginning of the period	$92,891	$96,385	$93,207	$97,471
Provision for warranties issued and changes in estimates for pre-existing warranties	2,104	1,785	4,930	5,155
Claims paid	(1,885)	(1,967)	(5,073)	(5,725)
Foreign currency translation	(537)	261	(491)	(437)
Balance at the end of the period	$92,573	$96,464	$92,573	$96,464
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
7. Executive Officers’ Separation and Hiring Costs
Effective January 17, 2014, Jerry W. Burris resigned from his position as President and Chief Executive Officer and as a director of the Company, and Dana R. Snyder, a director of the Company, was appointed Interim Chief Executive Officer on January 20, 2014. On January 30, 2014, David S. Nagle resigned from his position as Chief Operations Officer, AMI Distribution and Services. Effective May 5, 2014, Brian C. Strauss was appointed President and Chief Executive Officer and a director of the Company, and Mr. Snyder resigned from his position as Interim Chief Executive Officer. Effective July 14, 2014, Robert C. Gaydos resigned from his position as Senior Vice President, Operations and William L. Topper was appointed Executive Vice President, Operations. Effective October 14, 2014, Paul Morrisroe resigned from his position as Senior Vice President and Chief Financial Officer and Scott F. Stephens was appointed Executive Vice President and Chief Financial Officer of the Company.
The Company recorded $0.3 million and $3.1 million for the quarter and nine months ended September 27, 2014, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. For the quarter and nine months ended September 28, 2013, separation and hiring costs were $0.1 million and $1.2 million, respectively, primarily related to make-whole payments to Mr. Burris, our former President and Chief Executive Officer and

Mr. Morrisroe, our former Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provided compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters.
These separation and hiring costs have been recorded as a component of “Selling, general and administrative” in the Condensed Consolidated Statements of Comprehensive (Loss) Income. As of September 27, 2014, remaining separation costs payable to the Company’s former executives of $1.1 million are accrued, which will be paid at various dates through 2016.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 27, 2014	December 28, 2013
9.125% Senior Secured Notes due 2017	$834,320	$835,230
Borrowings under the ABL facilities	46,000	—
Total long-term debt	$880,320	$835,230
9.125% Senior Secured Notes due 2017
In October 2010, the Company and its wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “9.125% notes” or “notes”). The 9.125% notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 of each year, and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under its senior secured asset-based revolving credit facilities (the “ABL facilities”).
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.3 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of September 27, 2014.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $816.5 million and $891.2 million based on quoted market prices as of September 27, 2014 and December 28, 2013, respectively.
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

At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of September 27, 2014, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.00% as of September 27, 2014, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
The Amended and Restated Revolving Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which will be tested only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The fixed charge coverage ratio was 0.88:1.00 for the four consecutive fiscal quarter test period ended September 27, 2014. The Company has not triggered such fixed charge coverage ratio covenant for 2014 and does not expect to be required to test such covenant for the remainder of 2014.
As of September 27, 2014, there was $46.0 million drawn under the Company’s ABL facilities and $142.7 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.2% as of September 27, 2014. There were no borrowings under the Canadian portion of the ABL facilities as of September 27, 2014 . The Company had letters of credit outstanding of $12.9 million as of September 27, 2014 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
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
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
(Loss) income before income taxes	$(246,803)	$4,379	$(301,001)	$(27,973)
Income tax (benefit) expense	(27,627)	1,884	(24,868)	4,015
Effective tax rate	11.2%	43.0%	8.3%	(14.4)%
The effective tax rate for the quarter and nine months ended September 27, 2014 was primarily the result of the tax impact of the impairment charges that were recorded in the current year for the Company’s goodwill and indefinite-lived intangible assets.
The effective tax rate for the quarter and nine months ended September 28, 2013 vary from the statutory rate primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net deferred tax assets and income tax expense on foreign income.

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 27, 2014 and September 28, 2013, respectively, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive loss before reclassifications, net of tax of $0	—	(10,075)	(10,075)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $15	11	—	11
Balance at September 27, 2014	$(3,502)	$(24,478)	$(27,980)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(23,287)	$6,040	$(17,247)
Other comprehensive loss before reclassifications, net of tax of $0	—	(9,444)	(9,444)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $105	478	—	478
Balance at September 28, 2013	$(22,809)	$(3,404)	$(26,213)
Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 27, 2014 and September 28, 2013, respectively, consist of the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$5	$5	$17	$15
Amortization of unrecognized cumulative actuarial net loss	3	202	9	568
Total before tax	8	207	26	583
Tax benefit	(5)	(34)	(15)	(105)
Net of tax	$3	$173	$11	$478
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
Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	September 27, 2014			September 28, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$322	$597	$4	$239	$698	$2
Interest cost	788	911	49	735	937	39
Expected return on assets	(1,017)	(1,079)	—	(887)	(970)	—
Amortization of unrecognized:
Prior service costs (credits)	3	4	(2)	—	5	—
Cumulative actuarial net loss (gains)	—	14	(11)	82	130	(10)
Net periodic benefit cost	$96	$447	$40	$169	$800	$31

	Nine Months Ended
	September 27, 2014			September 28, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Net periodic benefit cost:
Service cost	$967	$1,794	$10	$774	$2,119	$9
Interest cost	2,364	2,738	147	2,177	2,844	138
Expected return on assets	(3,053)	(3,243)	—	(2,661)	(2,946)	—
Amortization of unrecognized:
Prior service costs (credits)	9	14	(6)	—	15	—
Cumulative actuarial net loss (gains)	—	42	(33)	180	394	(6)
Net periodic benefit cost	$287	$1,345	$118	$470	$2,426	$141
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Vinyl windows	$113,807	$100,869	$289,837	$271,063
Vinyl siding products	66,511	64,457	160,233	165,317
Metal products	47,562	50,132	115,369	128,129
Third-party manufactured products	91,717	95,475	218,912	235,758
Other products and services	34,145	28,972	85,855	73,197
	$353,742	$339,905	$870,206	$873,464
14. Subsidiary Guarantors
The Company’s payment obligations under its 9.125% notes are fully and unconditionally guaranteed, jointly and severally, on a senior basis, by its domestic 100% owned subsidiaries, Gentek Holdings, LLC and Gentek Building Products, Inc. (together, the “Subsidiary Guarantors”). AMH New Finance, Inc. is a co-issuer of the 9.125% notes and is a domestic 100% owned subsidiary of the Company having no operations, revenues or cash flows for the periods presented.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 27, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,134	$—	$—	$4,277	$—	$12,411
Accounts receivable, net	126,047	—	10,914	38,417	—	175,378
Intercompany receivables	351,777	—	64,167	1,794	(417,738)	—
Inventories	119,982	—	9,827	37,551	—	167,360
Income taxes receivable	—	—	306	—	—	306
Deferred income taxes	2,451	—	2,234	—	—	4,685
Prepaid expenses and other current assets	11,616	—	884	1,929	—	14,429
Total current assets	620,007	—	88,332	83,968	(417,738)	374,569
Property, plant and equipment, net	62,905	—	1,513	31,376	—	95,794
Goodwill	201,118	—	16,490	100,787	—	318,395
Other intangible assets, net	310,130	—	33,196	105,968	—	449,294
Intercompany receivable	—	834,320	—	—	(834,320)	—
Other assets	18,992	—	—	1,711	—	20,703
Total assets	$1,213,152	$834,320	$139,531	$323,810	$(1,252,058)	$1,258,755
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$96,217	$—	$12,493	$42,699	$—	$151,409
Intercompany payables	1,794	—	—	415,944	(417,738)	—
Accrued liabilities	88,428	—	5,216	9,370	—	103,014
Deferred income taxes	1,240	—	—	2,254	—	3,494
Income taxes payable	400	—	—	3,328	—	3,728
Total current liabilities	188,079	—	17,709	473,595	(417,738)	261,645
Deferred income taxes	50,572	—	15,369	28,937	—	94,878
Deficit in subsidiaries	108,513	—	194,823	—	(303,336)	—
Other liabilities	73,694	—	20,143	16,101	—	109,938
Long-term debt	880,320	834,320	—	—	(834,320)	880,320
Member’s deficit	(88,026)	—	(108,513)	(194,823)	303,336	(88,026)
Total liabilities and member’s deficit	$1,213,152	$834,320	$139,531	$323,810	$(1,252,058)	$1,258,755

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended September 27, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$273,512	$—	$47,373	$90,493	$(57,636)	$353,742
Cost of sales	222,454	—	44,273	70,040	(57,636)	279,131
Gross profit	51,058	—	3,100	20,453	—	74,611
Selling, general and administrative expenses	50,159	—	1,053	11,042	—	62,254
Impairment of goodwill	99,524	—	9,181	39,799	—	148,504
Impairment of other intangible assets	54,600	—	11,721	23,366	—	89,687
Loss from operations	(153,225)	—	(18,855)	(53,754)	—	(225,834)
Interest expense, net	20,328	—	—	421	—	20,749
Foreign currency loss	—	—	—	220	—	220
Loss before income taxes	(173,553)	—	(18,855)	(54,395)	—	(246,803)
Income tax benefit	(23,304)	—	(1,286)	(3,037)	—	(27,627)
Loss before equity loss from subsidiaries	(150,249)	—	(17,569)	(51,358)	—	(219,176)
Equity loss from subsidiaries	(68,927)	—	(51,359)	—	120,286	—
Net loss	(219,176)	—	(68,928)	(51,358)	120,286	(219,176)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3	—	11	13	(24)	3
Foreign currency translation adjustments, net of tax	(11,232)	—	(11,232)	(11,232)	22,464	(11,232)
Total comprehensive loss	$(230,405)	$—	$(80,149)	$(62,577)	$142,726	$(230,405)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Nine Months Ended September 27, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$681,666	$—	$123,813	$214,312	$(149,585)	$870,206
Cost of sales	557,792	—	115,818	165,142	(149,585)	689,167
Gross profit	123,874	—	7,995	49,170	—	181,039
Selling, general and administrative expenses	146,389	—	3,099	32,028	—	181,516
Impairment of goodwill	99,524	—	9,181	39,799	—	148,504
Impairment of other intangible assets	54,600	—	11,721	23,366	—	89,687
Manufacturing restructuring costs	(331)	—	—	—	—	(331)
Loss from operations	(176,308)	—	(16,006)	(46,023)	—	(238,337)
Interest expense, net	60,592	—	—	1,236	—	61,828
Foreign currency loss	—	—	—	836	—	836
Loss before income taxes	(236,900)	—	(16,006)	(48,095)	—	(301,001)
Income tax benefit	(22,048)	—	(1,349)	(1,471)	—	(24,868)
Loss before equity loss from subsidiaries	(214,852)	—	(14,657)	(46,624)	—	(276,133)
Equity loss from subsidiaries	(61,281)	—	(46,624)	—	107,905	—
Net loss	(276,133)	—	(61,281)	(46,624)	107,905	(276,133)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	11	—	36	41	(77)	11
Foreign currency translation adjustments, net of tax	(10,075)	—	(10,075)	(10,075)	20,150	(10,075)
Total comprehensive loss	$(286,197)	$—	$(71,320)	$(56,658)	$127,978	$(286,197)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 27, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(54,847)	$—	$12,948	$(3,485)	$—	$(45,384)
INVESTING ACTIVITIES
Capital expenditures	(7,187)	—	(252)	(1,033)	—	(8,472)
Proceeds from the sale of assets	6	—	—	3	—	9
Payments on loans to affiliates	—	—	(12,696)	—	12,696	—
Receipts on loans to affiliates	3,900	—	—	—	(3,900)	—
Net cash (used in) provided by investing activities	(3,281)	—	(12,948)	(1,030)	8,796	(8,463)
FINANCING ACTIVITIES
Borrowings under ABL facilities	113,700	—	—	48,231	—	161,931
Payments under ABL facilities	(67,700)	—	—	(48,317)	—	(116,017)
Borrowings from affiliates	12,696	—	—	—	(12,696)	—
Repayments to affiliates	—	—	—	(3,900)	3,900	—
Net cash provided by (used in) financing activities	58,696	—	—	(3,986)	(8,796)	45,914
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(471)	—	(471)
Net increase (decrease) in cash and cash equivalents	568	—	—	(8,972)	—	(8,404)
Cash and cash equivalents at beginning of period	7,566	—	—	13,249	—	20,815
Cash and cash equivalents at end of period	$8,134	$—	$—	$4,277	$—	$12,411

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,566	$—	$—	$13,249	$—	$20,815
Accounts receivable, net	96,265	—	9,858	19,140	—	125,263
Intercompany receivables	374,444	—	57,711	1,794	(433,949)	—
Inventories	93,175	—	10,117	30,177	—	133,469
Income taxes receivable	—	—	792	—	—	792
Deferred income taxes	2,451	—	2,234	—	—	4,685
Prepaid expenses and other current assets	8,239	—	891	1,712	—	10,842
Total current assets	582,140	—	81,603	66,072	(433,949)	295,866
Property, plant and equipment, net	65,348	—	1,574	34,023	—	100,945
Goodwill	300,642	—	24,650	146,499	—	471,791
Other intangible assets, net	379,740	—	44,654	138,830	—	563,224
Intercompany receivable	—	835,230	—	—	(835,230)	—
Other assets	22,926	—	—	1,867	—	24,793
Total assets	$1,350,796	$835,230	$152,481	$387,291	$(1,269,179)	$1,456,619
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$64,272	$—	$9,531	$23,171	$—	$96,974
Intercompany payables	1,794	—	—	432,155	(433,949)	—
Accrued liabilities	63,534	—	6,392	8,256	—	78,182
Deferred income taxes	—	—	—	2,441	—	2,441
Income taxes payable	452	—	—	1,687	—	2,139
Total current liabilities	130,052	—	15,923	467,710	(433,949)	179,736
Deferred income taxes	73,862	—	16,620	35,722	—	126,204
Deficit in subsidiaries	37,194	—	136,544	—	(173,738)	—
Other liabilities	76,668	—	20,588	20,403	—	117,659
Long-term debt	835,230	835,230	—	—	(835,230)	835,230
Member’s equity	197,790	—	(37,194)	(136,544)	173,738	197,790
Total liabilities and member’s equity	$1,350,796	$835,230	$152,481	$387,291	$(1,269,179)	$1,456,619

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended September 28, 2013
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash provided by (used in) operating activities	$7,821	$—	$(15,064)	$(7,166)	$—	$(14,409)
INVESTING ACTIVITIES
Capital expenditures	(8,496)	—	(10)	(393)	—	(8,899)
Supply center acquisition	(348)	—	—	—	—	(348)
Proceeds from the sale of assets	49	—	—	—	—	49
Payments on loans to affiliates	(20,000)	—	—	—	20,000	—
Receipts on loans to affiliates	5,000	—	15,074	—	(20,074)	—
Net cash (used in) provided by investing activities	(23,795)	—	15,064	(393)	(74)	(9,198)
FINANCING ACTIVITIES
Borrowings under ABL facilities	79,891	—	—	44,053	—	123,944
Payments under ABL facilities	(148,391)	—	—	(52,553)	—	(200,944)
Borrowings from affiliates	—	—	—	20,000	(20,000)	—
Repayments to affiliates	(15,074)	—	—	(5,000)	20,074	—
Equity contribution from parent	742	—	—	—	—	742
Issuance of senior notes	106,000	—	—	—	—	106,000
Financing costs	(5,030)	—	—	(415)	—	(5,445)
Net cash provided by financing activities	18,138	—	—	6,085	74	24,297
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(80)	—	(80)
Net increase (decrease) in cash and cash equivalents	2,164	—	—	(1,554)	—	610
Cash and cash equivalents at beginning of period	7,320	—	—	2,274	—	9,594
Cash and cash equivalents at end of period	$9,484	$—	$—	$720	$—	$10,204

The Condensed Consolidating Statement of Cash Flows for the nine months ended September 28, 2013 has been revised to present changes in receivable from or payable to an affiliate, which resulted from subsidiary’s deposit in or withdrawal from the parent company’s cash account under a centralized cash management arrangement, and loan payments and receipts between companies within investing and financing activities. Changes in receivable from or payable to an affiliate related to trade transactions are presented within operating activities. The Company previously reported all changes in receivable from and payable to an affiliate as cash flows in financing activities. The effect is summarized as follows (in thousands):

	Nine Months ended September 28, 2013
	Company (As Previously Reported)	Company (As Corrected)	Subsidiary Guarantors (As Previously Reported)	Subsidiary Guarantors (As Corrected)	Non-Guarantor Subsidiary (As Previously Reported)	Non-Guarantor Subsidiary (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
Net cash (used in) provided by operating activities	$(16,872)	$7,821	$(3,234)	$(15,064)	$5,697	$(7,166)	$—	$—
INVESTING ACTIVITIES
Payments on loans to affiliates	—	(20,000)	—	—	—	—	—	20,000
Receipts on loans to affiliates	—	5,000	—	15,074	—	—	—	(20,074)
Net cash (used in) provided by investing activities	(8,795)	(23,795)	(10)	15,064	(393)	(393)	—	(74)
FINANCING ACTIVITIES
Borrowings from affiliates	—	—	—	—	—	20,000	—	(20,000)
Repayments to affiliates	(5,381)	(15,074)	3,244	—	2,137	(5,000)	—	20,074
Net cash provided by (used in) financing activities	27,831	18,138	3,244	—	(6,778)	6,085	—	74

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Associated Materials, LLC (“we,” “us,” “our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that are manufactured by third parties, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools, and provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 126 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek®, UltraGuard®, Preservation® and Alpine®
Our net sales for the quarter ended September 27, 2014 were $353.7 million, representing an increase of $13.8 million, or 4.1%, compared to $339.9 million for the same period in 2013. The improvement in net sales was primarily due to increases in vinyl window and vinyl siding sales and continued growth in our Installed Sales Solutions (“ISS”) business, partially offset by a decline in net sales for both our third-party manufactured products and metal products. Our vinyl windows, vinyl siding and ISS businesses benefited from increased demand in the new construction market and we have seen continued improvement in our window sales since the launch of our new window products in early 2014. The volume shortfall in our third-party manufactured products reflected a longer than expected downturn in the residential roofing market, while our metals business declined primarily as a result of reduced volume from our distributor customers. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 32%, 19%, 13% and 26%, respectively, of our net sales for the quarter ended September 27, 2014 compared to approximately 30%, 19%, 15% and 28%, respectively, of our net sales for the quarter ended September 28, 2013.
Our gross profit for the quarter ended September 27, 2014 was $74.6 million, a decline of $7.3 million, or 9.0%, compared to $81.9 million for the same period in 2013. The decrease in gross profit for the quarter was largely driven by higher costs for certain materials, as well as manufacturing inefficiencies in our window plants primarily as a result of the launch of our new window platform. For the remainder of the year, we expect to continue to experience inefficiencies in our window manufacturing plants as we continue our efforts associated with the integration of our new window platform.
Selling, general and administrative (“SG&A”) expenses for the quarter ended September 27, 2014 were $62.3 million, compared to $57.1 million for the same period in 2013. The increase of $5.2 million was primarily due to higher supply center headcount added in the current year to support the growth of our ISS business. Also, prior year included lower compensation costs under the performance-based incentive program as well as lower bad debt expense, which contributed to the unfavorable variance in the current year. These increases were partially offset by prior year costs associated with the proposed initial public offering of Associated Materials Group, Inc. (“Parent”), which did not recur in the current year.
During the third quarter, due to the continued decline in operating results, management determined that an indicator of potential impairment for indefinite-lived intangible assets existed and performed interim impairment testing as of August 31, 2014. We completed step one of its goodwill impairment testing and determined that the fair value of its single reporting unit was lower than its carrying value. This required us to proceed to step two of its impairment analysis. Based on preliminary calculations, we recorded an estimated impairment charge for goodwill of $148.5 million. We also recorded an impairment loss for certain non-amortized trade names of $89.7 million. The Company expects to finalize the step two goodwill impairment analysis and record any adjustments to the preliminary amount during the fourth quarter of 2014. These impairment charges are non-cash items and do not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement. There is no tax benefit associated with these non-cash charges.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$353,742	$339,905	$870,206	$873,464
Cost of sales	279,131	257,959	689,167	664,569
Gross profit	74,611	81,946	181,039	208,895
Selling, general and administrative expenses	62,254	57,115	181,516	176,753
Impairment of goodwill	148,504	—	148,504	—
Impairment of other intangible assets	89,687	—	89,687	—
Manufacturing restructuring costs	—	—	(331)	—
(Loss) income from operations	(225,834)	24,831	(238,337)	32,142
Interest expense	20,749	20,328	61,828	59,560
Foreign currency loss	220	124	836	555
(Loss) income before income taxes	(246,803)	4,379	(301,001)	(27,973)
Income tax (benefit) expense	(27,627)	1,884	(24,868)	4,015
Net (loss) income	$(219,176)	$2,495	$(276,133)	$(31,988)
Other Data:
EBITDA (1)	$(215,409)	$35,580	$(207,261)	$64,204
Adjusted EBITDA (1)	24,668	37,401	45,343	70,360

(1)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”) and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net (loss) income	$(219,176)	$2,495	$(276,133)	$(31,988)
Interest expense	20,749	20,328	61,828	59,560
Income tax (benefit) expense	(27,627)	1,884	(24,868)	4,015
Depreciation and amortization	10,645	10,873	31,912	32,617
EBITDA	(215,409)	35,580	(207,261)	64,204
Impairment of goodwill (a)	148,504	—	148,504	—
Impairment of other intangible assets (a)	89,687	—	89,687	—
Purchase accounting related adjustments (b)	(931)	(963)	(2,835)	(2,892)
Restructuring costs (c)	—	—	(331)	—
Executive officer separation and hiring costs (d)	343	57	3,091	1,193
Bank audit fees (e)	66	33	92	67
(Gain) loss on disposal or write-off of assets	(45)	(3)	(27)	93
Stock-based compensation expense (f)	27	47	381	123
Other normalizing and unusual items (g)	1,806	2,526	12,806	7,017
Non-cash expense adjustments (h)	400	—	400	—
Foreign currency loss (i)	220	124	836	555
Run-rate cost savings (j)	—	—	—	—
Adjusted EBITDA	$24,668	$37,401	$45,343	$70,360

(a)
We review goodwill and other intangible assets for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. Due to the continued decline in operating results, management determined that an indicator of potential impairment for indefinite-lived intangible assets existed and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million.

(b)	Represents the elimination of the impact of adjustments related to purchase accounting recorded as a result of the merger in October 13, 2010 (“Merger”), which includes the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Pension expense adjustment (i)	$(653)	$(663)	$(1,963)	$(1,999)
Amortization related to fair value adjustment of leased facilities (ii)	(97)	(117)	(329)	(344)
Amortization related to warranty liabilities (iii)	(181)	(183)	(543)	(549)
Total	$(931)	$(963)	$(2,835)	$(2,892)

(i)	Represents the elimination of the impact of reduced pension expense as a result of purchase accounting adjustments associated with the Merger.

(ii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of our leased facilities as a result of the Merger.

(iii)	Represents the elimination of the impact of amortization related to net liabilities recorded in purchase accounting for the fair value of warranty liabilities as a result of the Merger.

(c)
Represents a decrease in manufacturing restructuring charges recorded during the quarter ended March 29, 2014 as a result of the re-measurement of the restructuring liability related to the discontinued use of the warehouse facility adjacent to our Ennis manufacturing plant in 2009.

(d)
Represents (i) separation and hiring costs incurred during the nine months ended September 27, 2014, including payroll taxes and certain benefits and professional fees primarily related to the resignations of Mr. Burris, our former President and Chief Executive Officer on January 17, 2014, Mr. Nagle, our former Chief Operations Officer, AMI Distribution and Services on January 30, 2014, and Mr. Gaydos, our former Senior Vice President, Operations on July 14, 2014 and the hirings of Mr. Snyder, our Interim Chief Executive Officer on January 20, 2014, Mr. Strauss, our President and Chief Executive Officer on May 5, 2014, Mr. Topper, our Executive Vice President, Operations on July

14, 2014 and Mr. Stephens, our Executive Vice President and Chief Financial Officer on October 14, 2014 and (ii) separation and hiring costs incurred during the nine months ended September 28, 2013, primarily related to make-whole payments to Mr. Burris, our former President and Chief Executive Officer and Mr. Morrisroe, our former Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provided compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters.

(e)	Represents bank audit fees incurred under our current ABL facilities and our prior ABL facility.

(f)	Represents stock-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(g)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Professional fees and other costs (i)	$1,202	$2,541	$10,677	$6,556
Accretion on lease liability (ii)	119	118	372	394
Excess severance costs (iii)	245	—	428	65
Expenses incurred due to flood and fire damage (iv)	51	—	151	—
Insurance claim payment in dispute (v)	—	(200)	—	(200)
Payroll costs due to change of employment classification (vi)	151	—	1,079	—
Excess legal expense (vii)	38	67	99	202
Total	$1,806	$2,526	$12,806	$7,017

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarter and nine months ended September 27, 2014, we incurred costs of $0.6 million and $8.5 million, respectively, related to the new window platform that we launched in 2014. For the quarter and nine months ended September 28, 2013, costs of $1.6 million and $2.2 million, respectively, were incurred in relation to the initial public offering of Parent.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense primarily due to unusual changes within non-executive management.

(iv)	Represents expenses incurred in connection with flood damage at our corporate headquarters building in May 2014 and fire damage at one of our supply centers in July 2014.

(v)	Represents recovery of an insurance payment related to a claim that previously was in dispute with our insurance carrier.

(vi)	Represents additional payroll costs that were incurred related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees.

(vii)	Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs.

(h)	Represents the non-cash expense relating to warranty provision in excess of claims paid.

(i)	Represents foreign currency loss recognized in the Condensed Consolidated Statements of Comprehensive (Loss) Income, including (gain) loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $9 million and $13 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $8.2 million of the approximately $9 million of cost savings identified for the four consecutive fiscal quarters ended September 27, 2014 and $10.8 million of the approximately $13 million for the four consecutive fiscal quarters ended September 28, 2013 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run-rate cost savings when calculating Adjusted EBITDA for the quarters or nine months ended September 27, 2014 and September 28, 2013.
Quarter Ended September 27, 2014 Compared to Quarter Ended September 28, 2013
Net sales were $353.7 million for the third quarter of 2014, an increase of $13.8 million, or 4.1%, compared to $339.9 million for the same period in 2013. The increase was primarily due to a $12.9 million, or 12.8%, increase in vinyl window sales compared to the prior year period, mainly from unit sales volume growth of approximately 12%. Our windows business has benefited from increased demand in the new construction market and continued improvement in our overall product mix since the launch of our new window products in early 2014. Also contributing to the growth was a $5.0 million, or 18.6%, increase in net sales in our ISS business and a $2.1 million or 3.2%, increase in vinyl siding sales as a result of an increase in unit volume of approximately 4% compared to the prior year period. Partially offsetting these increases were a $3.8 million, or 3.9%, decline in net sales for third-party manufactured products, mainly in our roofing business, and a $2.6 million, or 5.1%, decline in metal products sales. The volume decline in our third-party manufactured products reflected a longer-than-expected downturn in the residential roofing market, and the decline in our metals business was primarily driven by reduced volume from our distributor customers. Compared to the prior year quarter, net sales were negatively impacted by $4.0 million due to a weaker Canadian dollar in 2014.
Gross profit in the third quarter of 2014 was $74.6 million, or 21.1% of net sales, compared to gross profit of $81.9 million, or 24.1% of net sales, for the same period in 2013. The decrease of $7.3 million in gross profit was largely driven by higher costs for certain materials of $4.6 million and manufacturing inefficiencies of approximately $3 million in our window plants, primarily as a result of the launch of our new window platform. We also experienced increased freight and rework costs of $0.8 million each and an unfavorable impact of $0.7 million due to customer mix. These decreases were partially offset by favorable volume impacts of $3.1 million mainly attributable to an increase in sales for our vinyl window and vinyl siding products. For the quarter ended September 27, 2014, a weaker Canadian dollar negatively impacted our gross margin by $3.2 million, compared to the prior year quarter.
SG&A expenses were $62.3 million, or 17.6% of net sales, for the third quarter of 2014 compared to $57.1 million, or 16.8% of net sales, for the same period in 2013. The increase of $5.2 million was primarily due to a $1.9 million increase in employee compensation mainly attributable to higher supply center headcount added to support the growth of our ISS business. Also, the prior year period included lower compensation costs under the performance-based incentive program as well as lower bad debt expense, which contributed to $1.4 million and $1.1 million, respectively, of the unfavorable variance. Increased marketing-related costs of $0.5 million, executive officer separation and hiring costs of $0.3 million and professional fees of $0.5 million associated with certain cost savings initiatives taken in the current year also contributed to the increase in SG&A compared to the prior year quarter. These increases were partially offset by prior year costs of $1.6 million associated with the proposed initial public offering of Parent, which did not recur in the current year. Compared to the prior year quarter, SG&A expenses were favorably impacted by $0.6 million due to a weaker Canadian dollar in 2014.
During the third quarter, due to the continued decline in operating results, management believed an indicator of potential impairment existed for indefinite-lived intangible assets and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million.
Loss from operations was $225.8 million for the quarter ended September 27, 2014 compared to income from operations of $24.8 million for the quarter ended September 28, 2013.
Interest expense was $20.7 million and $20.3 million for the quarters ended September 27, 2014 and September 28, 2013, respectively.
The income tax benefit of $27.6 million for the third quarter of 2014 reflected an effective income tax rate of 11.2%, whereas the income tax expense of $1.9 million for the same period in 2013 reflected an effective income tax rate of 43.0%. The change in the effective tax rate for the quarters ended September 27, 2014 and September 28, 2013 was primarily the result of the impact of the impairment charges recorded in the current year for the goodwill and indefinite-lived intangible assets, with no comparative charges in the prior year period.
Net loss for the quarter ended September 27, 2014 was $219.2 million compared to a net income of $2.5 million for the same period in 2013.

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013
Net sales were $870.2 million for the nine months ended September 27, 2014, a decrease of $3.3 million, or 0.4%, compared to $873.5 million for the same period in 2013. The decrease was primarily due to a $16.8 million, or 7.1%, decline in net sales for third-party manufactured products, mainly in our roofing business, a $12.8 million, or 10.0%, decline in metal products sales, and a $5.1 million, or 3.1%, decrease in vinyl siding sales, compared to the prior year period. The volume shortfall in our third-party manufactured products reflected a longer than expected downturn in the residential roofing market. The decline in our metals business was primarily a result of reduced volume from our distributor customers. The severe weather during the first quarter of 2014 also negatively impacted our net sales. Partially offsetting these declines were a $18.8 million, or 6.9%, increase in vinyl window sales compared to the prior year period, primarily from unit sales volume growth of approximately 7%, and a $12.6 million, or 18.7%, increase in net sales in our ISS business. Both our ISS and windows businesses benefited from increased demand in the new construction market. Additionally, we have seen continued improvement in our window product mix since the launch of our new window products in early 2014. For the nine months ended September 27, 2014, net sales were negatively impacted by $9.8 million due to the weaker Canadian dollar in 2014 compared to the prior year period.
Gross profit for the nine months ended September 27, 2014 was $181.0 million, or 20.8% of net sales, compared to gross profit of $208.9 million, or 23.9% of net sales, for the same period in 2013. The decrease of $27.9 million was largely due to incremental costs of $5.3 million directly associated with the launch of our new window platform in early 2014, as well as manufacturing inefficiencies of approximately $8 million in our window plants primarily as a result of the launch. The remainder of the decrease in gross profit was attributable to higher costs for certain materials of $6.1 million, increased freight costs of $2.8 million, the impact of strong demand in the lower margin new construction market and customer mix of $2.3 million, and unfavorable volume impacts of $2.2 million due to a decline in sales for our third-party manufactured products, metal and vinyl siding products. For the nine months ended September 27, 2014, a weaker Canadian dollar in 2014 negatively impacted our gross margin by $8.2 million compared to the prior year period.
SG&A expenses were $181.5 million, or 20.9% of net sales, for the nine months ended September 27, 2014 versus $176.8 million, or 20.2% of net sales, for the same period in 2013. The increase of $4.7 million was primarily due to a $2.6 million increase in marketing-related costs incurred mainly in support of the launch of our new window platform, a $1.9 million increase in executive officer separation and hiring costs and higher bad debt expense of $1.0 million compared to the prior year period. Also contributing to the unfavorable variance was a $2.7 million increase in employee compensation expense mainly attributable to higher supply center headcount added in the current year to support the growth of our ISS business, and $1.1 million additional payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees. These increases were partially offset by prior year costs of $2.1 million associated with the proposed initial public offering of Parent, which did not recur in the current year, a $1.3 million decrease in pension expenses and a $1.0 million decrease in certain professional fees associated with cost savings initiatives. Compared to the prior year period, SG&A expenses were favorably impacted by $2.2 million due to a weaker Canadian dollar in 2014.
During the nine months ended September 27, 2014, due to the continued decline in operating results, management believed an indicator of potential impairment existed for indefinite-lived intangible assets and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million.
Loss from operations was $238.3 million for the nine months ended September 27, 2014 compared to income from operations of $32.1 million for the nine months ended September 28, 2013.
Interest expense was $61.8 million and $59.6 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. The $2.2 million increase in interest expense primarily relates to the additional $100 million of 9.125% Senior Secured Notes issued on May 1, 2013.
The income tax benefit of $24.9 million for the nine months ended September 27, 2014 reflected an effective income tax rate of 8.3%, whereas the income tax expense of $4.0 million for the same period in 2013 reflected a negative effective income tax rate of 14.4%. The change in the effective tax rate for the nine months ended September 27, 2014 and September 28, 2013 was primarily the result of the impact of the impairment charges recorded in the current year for the goodwill and indefinite-lived intangible assets, with no comparative charges in the prior year period.
Net loss for the nine months ended September 27, 2014 was $276.1 million compared to a net loss of $32.0 million for the same period in 2013.

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. We do not believe that the adoption of the provisions of ASU 2014-15 will have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The comprehensive new revenue recognition standard supersedes all existing revenue guidance under GAAP and international financial reporting standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard establishes the following five steps that require companies to exercise judgment when considering the terms of any contract, including all relevant facts and circumstances:
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
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Net cash used in operating activities	$(45,384)	$(14,409)
Net cash used in investing activities	(8,463)	(9,198)
Net cash provided by financing activities	45,914	24,297

As of September 27, 2014, we had cash and cash equivalents of $8.1 million and $4.3 million in the U.S. and Canada, respectively. As of September 27, 2014, we had available borrowing capacity of $142.7 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that borrowing capacity under the credit facilities and current cash and cash equivalents will provide sufficient liquidity to maintain our current operations and capital expenditure requirements and service our debt obligations for at least the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities was $45.4 million for the nine months ended September 27, 2014, compared to $14.4 million for the same period in 2013, which was a $31.0 million increase in the use of cash from the comparable prior year period. Change in accounts receivable was a use of cash of $52.8 million for the nine months ended September 27, 2014, compared to a use of cash of $47.6 million for the nine months ended September 28, 2013. The net decrease in cash flow from accounts receivable of $5.2 million reflected higher sales in the third quarter of 2014 compared to the prior year quarter, as well as timing of collections from customers. Change in inventory was a use of cash of $35.1 million for both the nine months ended September 27, 2014 and September 28, 2013. Higher inventory levels at the end of 2013 compared to 2012 as a result of earlier purchases of certain raw materials, inventory build for our new window platform and higher inventory for third-party manufactured products led to a relatively lower use of cash during the first nine months of the current year. This was offset by higher window inventory at the end of September 27, 2014 compared to September 28, 2013, primarily due to window plant inefficiencies resulting from the launch of our new window platform in early 2014. Change in accounts payable and accrued liabilities was a source of cash of $80.7 million for the nine months ended September 27, 2014, compared to a source of cash of $73.0 million for the nine months ended September 28, 2013, resulting in a net increase in cash flows of $7.7 million. This improvement in cash flow was primarily due to an increase in the volume of inventory purchases and other working captial initiatives. Cash flows used in operating activities for the nine months ended September 27, 2014 include income tax payments of $2.5 million compared to $4.4 million of income tax payments for the same period in 2013. The higher use of cash in the prior year period was primarily the result of a payment of withholding tax for a deemed dividend.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 27, 2014 consisted of $8.5 million of capital expenditures primarily related to investments in our new window platform that we launched in early 2014. During the nine months ended September 28, 2013, net cash used in investing activities consisted of capital expenditures of $8.9 million primarily related to various investments at our manufacturing facilities and a supply center acquisition of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 27, 2014 included borrowings of $161.9 million under our ABL facilities offset by repayments of $116.0 million. Net cash provided by financing activities for the nine months ended September 28, 2013 included proceeds of $106.0 million from the issuance of the additional 9.125% Senior Secured Notes due 2017 on May 1, 2013, borrowings of $123.9 million under our ABL facilities and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $200.9 million under our ABL facilities and $5.4 million of financing costs related to the issuance of the additional 9.125% Senior Secured Notes due 2017 and the amendment of our ABL facilities during the prior year period.
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% notes (the “new notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the $730.0 million aggregate principal amount of 9.125% notes (the “existing notes”) issued in October 2010 in a private placement and subsequently registered under the Securities Act of 1933, as amended (the “Securities Act”), as supplemented by a supplemental indenture. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.3 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of September 27, 2014.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes have an estimated fair value, classified as a Level 1 measurement, of $816.5 million and $891.2 million based on quoted market prices as of September 27, 2014 and December 28, 2013, respectively.
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
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of September 27, 2014, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.00% as of September 27, 2014, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
As of September 27, 2014, there was $46.0 million drawn under our ABL facilities and $142.7 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion of the ABL facilities was 3.2% as of September 27, 2014. There were no borrowings under the Canadian portion of the ABL facilities as of September 27, 2014. We had letters of credit outstanding of $12.9 million as of September 27, 2014 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00 under the Amended and Restated Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination, only when excess availability is less than the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S. tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. Our Amended and Restated Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Consolidated EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
As of September 27, 2014, we have not triggered such fixed charge coverage ratio covenant as excess availability of approximately $123 million as of such date was in excess of the covenant trigger threshold. Based upon current projections, we currently do not expect to trigger such covenant for fiscal year end 2014. The fixed charge coverage ratio was 0.88:1.00 for the four consecutive fiscal quarter test period ended September 27, 2014. Should economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part I, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with our debt covenants as of September 27, 2014.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At September 27, 2014, we had no raw material hedge contracts in place.
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
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of September 27, 2014, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities is, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of September 27, 2014, we had borrowings outstanding of $46.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $0.5 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of September 27, 2014 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These notes have an estimated fair value of $816.5 million based on quoted market prices as of September 27, 2014.
Foreign Currency Exchange Risk
Our revenues are primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. We were a party to foreign exchange forward contracts for Canadian dollars, which had nominal value as of September 27, 2014.
A 10% strengthening or weakening from the levels experienced during 2014 of the U.S. dollar relative to the Canadian dollar would have resulted in a $1.8 million decrease or increase, respectively, in comprehensive loss for the nine months ended September 27, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	November 12, 2014	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 21, 2014).

10.1*
Chief Financial Officer Employment Agreement, dated as of October 14, 2014, between Associated Materials, LLC and Scott Stephens (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on October 14, 2014).

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