Form 10-K
period 2015-01-03
ASSOCIATED MATERIALS, LLC
filed 2015-03-23
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act for the period commencing January 4, 2015 the registrant has filed all Exchange Act reports for the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
No public trading market exists for the membership interests of the registrant. The aggregate market value of the membership interests held by non-affiliates of the registrant was zero as of June 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The membership interest of the registrant is held by Associated Materials Incorporated, a wholly owned subsidiary of Associated Materials Group, Inc. As of March 23, 2015, there was one (1) outstanding membership interest of the registrant.

ASSOCIATED MATERIALS, LLC

PART I

ITEM 1. BUSINESS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We were founded in 1947 when we first introduced residential aluminum siding under the Alside® name. We provide a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. We also provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 126 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to more than 275 independent distributors, dealers and national account customers.
The products we sell are primarily marketed under our brand names, including Alside®, Revere®, Gentek®, Preservation® and Alpine®. Our product sales of vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 34%, 18%, 13% and 25%, respectively, of our net sales for the year ended January 3, 2015. For the year ended January 3, 2015, we had net sales of $1,187.0 million, Adjusted EBITDA of $58.6 million and a net loss of $293.7 million. For the definition of Adjusted EBITDA and a presentation of net income (loss) calculated in accordance with generally accepted accounting principles (“GAAP”), and reconciliation of net income (loss) to Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP.
Our company-operated supply centers provide our contractor customers the products, accessories and tools necessary to complete their projects. In addition, our supply centers provide value-added services, including marketing support, installation support, technical support and warranty services that become a part of our contractor customers’ workflows, and these services form a critical component of the contractors’ offering to end consumers. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our Installed Sales Solutions™ (“ISS”) group. Our ISS group provides a turn-key solution for remodeling dealers and builders who benefit from purchasing bundled products and installation from a single source. For each of the years ended January 3, 2015 and December 28, 2013, approximately 74% of our net sales were generated through our network of supply centers.
We also distribute products through our direct sales channel, which consists of more than 275 independent distributors, dealers and national account customers. We sell to distributors and dealers both in markets where we have existing supply centers and in markets where we may not have a supply center presence, and we utilize our manufacturing and marketing capabilities to help these direct customers grow their businesses. Our distributor and dealer customers in this channel are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. This sales channel also allows us to service larger regional and national account customers with a broader geographic scope, which drives additional volume. In addition, in many cases we are able to leverage our vertical integration in support of our distributor and dealer customers by selling and shipping our products directly to their contractor customers. For each of the years ended January 3, 2015 and December 28, 2013, we generated approximately 26% of our net sales through our direct sales channel.
We estimate that, for the year ended January 3, 2015, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. We believe that the strength of our products and distribution network has created strong brand loyalty and longstanding relationships with our contractor customers and has enabled us to develop and maintain a leading position in the markets that we serve. In addition, we believe that our focus on the repair and remodeling market provides us with a more attractive market due to the relative stability in demand, superior competitive dynamics and higher profit margins compared to the residential new construction market.
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of Associated Materials, LLC. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (such investment funds, the “H&F Investors”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” and “our Company” refer to Associated Materials, LLC and its consolidated subsidiaries.
DESCRIPTION OF BUSINESS
Competitive Strengths
We believe we are well-positioned in the industry, and we expect to utilize our strengths to capture additional market share from our competitors. Our key competitive strengths include:
Leading Market Position
We are one of the largest exterior building products companies focused exclusively in the U.S. and Canadian markets. We believe, based on industry data and our estimates, that we hold leading market positions within the North American exterior residential building products market in the vinyl windows and vinyl siding segments, based on sales, and that our market position is strong within the repair and remodeling market in the geographies we serve. We believe that we are able to utilize our scale to service larger regional and national accounts that many of our competitors either cannot cover or can only do so by relying on a series of multiple independent distributors. We believe these capabilities make us a “go-to” provider of exterior building products for our customers.
Differentiated Dual-Distribution Network
Our distribution strategy combines a network of company-operated supply centers with a complementary network of independent distributors and dealers. We believe we are the only major vinyl window and siding manufacturer that primarily markets products to contractors through company-operated supply centers. This dual-distribution strategy, which we have operated since 1952, is part of our corporate legacy. We believe there are significant barriers that make it difficult for our competitors to replicate this strategy, namely the capital costs of building a network of company-operated supply centers and the complexity of maintaining existing relationships with independent distributors and dealers while simultaneously operating a supply center network.

•
Company-Operated Supply Centers. We believe that our network of 126 U.S. and Canadian company-operated supply centers offers a superior distribution channel compared to the traditional network of third-party distributors and dealers used by our major competitors. We have built dedicated longstanding relationships directly with our contractor customers through our supply centers. In addition, we believe that distributing our products through our vertically integrated network of company-operated supply centers provides a compelling value proposition for our contractor customers through (1) comprehensive service offerings (including marketing and sales support, after-market service and private label and customized offerings), (2) integrated logistics between our manufacturing and distribution facilities (driving product availability and fulfillment), and (3) a broad product offering. In addition, we believe that our supply centers facilitate innovation by allowing us to directly monitor developments in local customer preferences and to bring products to market faster.

•
Direct Sales Channel. We believe that our strength in selling to independent distributors and dealers provides us with operational flexibility because it allows us to further penetrate markets and expand our geographic reach without requiring us to deploy the resources to establish a company-operated supply center. By offering different brands within a given market through our direct sales channel, we are able to augment our market position in areas that are also served by our company-operated supply centers. This reach also allows us to service larger customers with a broader geographic scope, many of whom cannot be serviced by local and regional competitors that lack geographic coverage. In addition, in many cases we are able to leverage our vertical integration to support our distributor and dealer customers by selling and shipping our products directly to their contractor customers, as evidenced by our approximate 1,000 ship-to locations. We believe that this enhances our value proposition to larger regional and national customers and differentiates us from our major competitors who in many cases must fulfill orders through a network of independent distributors.

Entrenched Customer Relationships
We believe that we are a deeply integrated partner to our customers. Contractors typically work with a limited number of manufacturers and distributors in order to streamline their processes of selling residential exterior building products and installation services to the end customer. We believe we are a critical part of this sales process and are integrated with our customers’ work flow given the services we provide, including marketing support, sales training, fulfillment, lead generation and, for certain larger customers, private label marketing services. We are able to serve as a single point of contact to our customers for their essential marketing needs because of the depth of our value-added marketing and service offerings. We believe our customer integration has led to longstanding relationships, high “share of wallet” and strong customer retention. Additionally, we have high levels of retention of the larger customers in our supply centers. For our top 100 U.S. supply center customers, the average length of our relationship is eight years.
Comprehensive Product and Service Offering
We believe that our broad product offering is a key advantage relative to competitors who focus on a limited number of products. Our contractor customers often install more than one product type and prefer to purchase multiple products from a single source, and we aim to offer a one-stop solution for these customers. In total, we sell more than 2,000 products, and we believe our longstanding commitment to product innovation will help us continue to drive the expansion of our product offering. We manufacture a diverse mix of vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories. Furthermore, we offer broad product lines, ranging from entry-level economy products to premium products, including many products that have earned the highest ENERGY STAR® rating. All of our windows for the repair and remodeling market are made to order and are custom- manufactured to customer specifications and dimensions. We launched significant enhancements to our window platform in 2014, which we believe results in increased energy efficiency, enhanced aesthetics and additional features and benefits. We utilize our supply center distribution base to sell products that complement our core window and siding product offerings, such as roofing and insulation products.
We believe our brands are known for quality and durability in the residential building products industry and that these brands are a distinguishing factor for our customers. We sell our products under several brand names, including Alside®, Revere®, Gentek®, Preservation® and Alpine®. This portfolio allows us to offer various brands to contractors within a local market, which in turn allows local contractors to differentiate themselves to end consumers.
We combine this strong product and brand portfolio with outstanding service offerings, which we believe differentiates us and helps us strengthen our customer relationships. Our contractor customers require significant support in order to effectively sell and install products. Whether through lead generation, marketing materials, product delivery or installation support, our service offerings allow our contractor customers to generate new business, differentiate themselves to end consumers and efficiently manage their installation resources. Our ISS offering, through which we provide full-service product installation services for our vinyl siding, vinyl window and third-party products, and our private label program, are two examples of offerings that we believe differentiate us from our competitors.
Superior, Vertically Integrated Operating Model
Our operations, from manufacturing our own vinyl extrusions and assembling our insulated glass units, to distributing our products through our network of 126 company-operated supply centers, provide us with a level of vertical integration that we believe differentiates us within the building products industry. We believe our vertically integrated platform offers us intimate knowledge of our customer base, enables us to meet their evolving product needs and facilitates superior service and quality control. In particular, we believe that our ability to service larger regional and national accounts through an integrated manufacturing, sales and delivery platform differentiates us from our competitors. Furthermore, we believe our vertically integrated operations provide us with a cost advantage over our non-vertically integrated competitors, given that we can retain the profit margins that would otherwise be earned by third-party suppliers or distributors.
Attractive Financial Model
We run a capital efficient business, requiring relatively modest annual capital investment and resulting in strong returns on the tangible capital employed in our operations. In addition, our base of company-operated supply centers and manufacturing facilities provides a strong platform for growth, resulting in attractive incremental profit margins. We believe these dynamics, combined with a diverse customer base, a geographically diverse set of operations and a focus on the repair and remodeling market, result in sustainable earnings and attractive returns on capital.
We believe that we have multiple levers that will continue to drive our growth beyond the continued recovery in the residential new construction and repair and remodeling markets. We believe that the implementation of the Associated Materials Enterprise System (“AMES”), which focuses on the implementation of lean principles throughout our operations, coupled with our continued focus on operational efficiency and quality, and provides us with the opportunity for further margin expansion. In addition, we believe that we have an ability to drive our sales growth over and above the growth of the market by increasing our penetration of existing customers, expanding our base of company-operated supply centers and introducing new products to the market.
Experienced Management Team
We have added a highly experienced executive management team with a track record of operational excellence and extensive industry experience. Members of our senior leadership team bring operational experience from Henry Company, A.M Castle, Goodman Global, Inc. Rexnord Corp., MPS Micropaint Canada Ltd. and Pernod Ricard SA, among other companies. We are leveraging the experiences of these executives to drive enhanced performance across both our manufacturing and distribution operations. The new additions to our management team during 2014 complement a team of experienced executives in the building products industry and Associated Materials veterans who bring extensive domain knowledge and customer intimacy. We believe this combination positions us to deliver on our strategic imperatives of driving profitable growth, maximizing our customers’ experience and optimizing the efficiency of our capital deployed.
Strategy
We are committed to maximizing our customers’ experience by providing high quality products and excellent service, while profitably growing our business. We believe that our longstanding customer relationships are among our most critical assets. Our objective is to grow these existing relationships and to build new relationships by partnering with our contractor customers. By providing customized sales solutions through a dedicated sales, service and fulfillment platform, we seek to enable our customers to continue to grow their market share. Our leadership team is committed to delivering sustainable growth while maintaining a focus on improving profitability.
Capitalize on Residential Recovery and Secular Trends
We expect the recovery of the residential building products market to drive increases in our revenue and profitability. In addition, we believe that the market for vinyl-related building products, specifically windows and siding, is poised for growth. We expect this growth will be driven by favorable long-term demand drivers, a cyclical recovery in demand in the repair and remodeling and new residential construction markets from historically low levels, a demand for energy efficient products and the ongoing conversion to vinyl as a material of choice.

•
Favorable Long-Term Demand Drivers. We expect population growth, an aging housing stock and general economic growth to drive underlying demand for building products. Population growth and household formation are important drivers for both new home construction and repair and remodeling spending, requiring the construction of new homes and the alteration and expansion of existing homes. According to the American Housing Survey by the U.S. Census Bureau and the U.S. Department of Housing and Urban Development, more than 67% of the current U.S. housing stock was built before 1980 and the median estimated home age has increased from 23 years in 1985 to 38 years in 2013.

•
Recovery in Our End Markets. We believe we are well positioned to benefit from recovery in both new residential construction and repair and remodeling spending. In fiscal year 2014, approximately 70% of our revenues were generated from the repair and remodeling market, whereas 30% of our revenues were generated from new residential construction market. We believe the new residential construction market will continue to grow rapidly over the next several years as housing starts improve to rates that are more consistent with historical levels. According to the U.S. Census Bureau, seasonally adjusted single- and multi-family housing starts in 2014 were 1.0 million compared to a 50-year average of 1.5 million.

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

Drive Incremental Growth from Existing Stores
We believe that we can grow our business by expanding sales to our existing customers and attracting new customers with our high quality products and services. Our differentiated delivery model, outstanding service offering and high quality products provide the foundations for this growth. These elements in particular manifest themselves in our ability to differentially service larger regional and national customers versus our competitors. As many of these larger customers are regional and national homebuilders, these elements are an important driver of our ability to take advantage of the recovery in residential new construction. Our growth is further enhanced by our demonstrated ability to increase the number of products that we sell to each customer, for example by selling siding to customers who previously only purchased windows, and the continued rollout of our ISS offering, which enables our customers to expand their geographic presence without increasing their installer base. We believe our product and service offerings, coupled with both our efforts to drive sales force and operating excellence and our investment in new sales representatives, will enable us to expand our customer base and increase our market share.
Expand Our Distribution Network
We believe that we have considerable room to expand our geographic coverage and intend to grow our network of company-operated supply centers through the creation and acquisition of new supply centers. We have added supply centers in seven of the last ten years, including three company-operated supply centers in 2014. We maintain disciplined selection criteria for new supply centers, which include target investment return thresholds. We believe our ability to add company-operated supply centers while effectively maintaining our relationship with third-party distributors differentiates us from our competitors. In addition, in areas in which we believe an opportunity for expansion exists but where we do not intend to open new company-operated supply centers, we will selectively pursue additional independent distributor and dealer relationships to drive additional sales.
Innovate and Expand Our Product Portfolio
We intend to expand our product portfolio through product innovation as well as through an increase in the breadth of third-party manufactured products that we sell through our company-operated supply centers. We plan to capitalize on our vinyl window and siding manufacturing expertise by continuing to develop innovative and complementary new products that offer long-term performance, cost, aesthetic and other competitive advantages. We believe that our vertically integrated operating model and strong customer relationships provide us with valuable insights into the latest product attributes that appeal to customers. We recently developed a new window platform designed not only to increase the energy efficiency of our product line but also to increase our range of window products that we offer. The new window platform was launched on the East Coast in early 2014 and continues to be rolled out on the West Coast. We believe that our re-designed dual-pane window offering, Mezzo®, which meets ENERGY STAR® Version 6.0 standards in a cost effective manner, will be a key differentiator versus our competitors.
Products
Our core products include vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories. For the year ended January 3, 2015, vinyl window and vinyl siding products together comprised approximately 52% of net sales, while aluminum and steel products comprised approximately 13%. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, and equipment and tools. For further information about our net sales by principal product offering, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
We manufacture and distribute vinyl windows in the premium and standard categories, primarily under the Alside®, Revere®, Gentek®, Preservation® and Alpine® brand names. Our vinyl windows are available in a broad range of models, including fixed, double- and single-hung, horizontal sliding, casement, awning and decorative bay, bow and garden, as well as specialty shapes and patio doors. All of our windows for the repair and remodeling market are made to order and are custom-manufactured to customer specifications and dimensions. Additional features include frames that do not require painting, tilt-in sashes for easy cleaning and high-energy efficiency glass packages. Most models offer multiple finish and glazing options and substantially all are accompanied by a limited lifetime warranty. Key offerings include Performance Series™, a new construction product with superior strength and stability; Sheffield® and UltraMaxx®, a premium window complete with higher-end options. Preservation® is a high-end siding and window bundled program available to specific dealers on an exclusive basis. In 2014, we introduced the Mezzo® series, which includes a variety of aesthetic and performance attributes, including the ability to meet ENERGY STAR® Version 6.0 standards. In addition, we introduced Fusion™, an economy-positioned window platform designed to provide our customers with an entry-level, fully-welded window option. Most replacement window lines feature the FrameWorks® colors palette with seven interior woodgrains (White, Soft Maple, Rich Maple, Light Oak, Dark Oak, Foxwood and Cherry) and seven special exterior finishes (Architectural Bronze, English Red,

Desert Clay, Hudson Khaki, Forest Green, American Terra and Castle Gray) along with solid colors of White, Beige and Almond/Clay.
We also manufacture and distribute vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere®, Gentek® and Preservation® brand names. Vinyl siding quality and price vary across categories and are generally based on rigidity, thickness, impact resistance, insulation benefits, color selection, ease of installation, as well as other factors. Our vinyl siding is textured to simulate wood lap siding or shingles, and is available in clapboard, dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. We also offer specialty siding products, such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. Our product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of our siding products are accompanied by limited 50-year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose differentiated TriBeam® design system provides superior rigidity; Prodigy®, a premium product that includes an attached insulating underlayment with a surface texture of finely milled cedar lumber; and Odyssey®, an easy-to-install product designed for maximum visual appeal.
Our metal offerings include aluminum trim coil and flatstock, aluminum gutter coil, aluminum and steel siding and related accessories. These products are available in a broad assortment of colors, styles and textures and are color-matched to vinyl and other metal product lines with special features including multi-colored paint applications, which replicate the light and dark tones of the grain in natural wood. We offer steel siding in a full complement of profiles including 8”, vertical and Dutch lap. In 2014 we introduced Satinwood® Select, a new steel siding product featuring Kynar® PDVF technology to our U.S. contractor customers. We manufacture aluminum siding and accessories in economy, standard and premium grades in a broad range of profiles to appeal to various geographic and contractor preferences. All aluminum soffit colors match or complement our core vinyl siding colors, as well as those of several of our competitors.
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
We generally market our products under our brand names, including Alside®, Revere®, Gentek®, Preservation® and Alpine®, and offer extensive product, sales and marketing support. A summary of our key window and siding product offerings is presented in the table below according to our product line classification:

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Premium	8000 Series Preservation Regency Sequoia Select Sheffield Sovereign UltraMaxx Westbridge Platinum
Alliance Soffit
Beaded Premium Soffit
Board and Batten
Berkshire Beaded
Centennial Beaded
CenterLock
Charter Oak
Charter Oak Soffit
Cypress Creek
EnFusion
Fairweather
Greenbriar Soffit
Northern Forest Elite
Oxford Premium Soffit
Preservation
Prodigy
Sequoia Select
Sequoia Select Soffit
Sovereign Select
Sovereign Select Soffit
SuperSpan Soffit
Trilogy
TrimEssentials TrimWorks Williamsport Beaded
			Cedarwood Driftwood	Aluminum HT Soffit Cedarwood Deluxe

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Standard	Alpine 80 Series Berkshire Elite Excalibur Fairfield 80 Series Mezzo Sierra Signature Elite Westbridge Elite	Advantage III Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme	PermaFinish Satinwood Satinwood Select SuperGard SteelTek SteelTek Supreme SteelSide Universal

Economy	Alpine 70 Series Amherst Plus Blue Print Series Builder Series Performance Series Centurion Concord Plus Fairfield 70 Series Fusion Geneva	Aurora Conquest Driftwood		Aluminum Econ Soffit Woodgrain 2000 Series
To complete our line of exterior residential building products, we also distribute building products manufactured by other companies. The third-party manufactured products that we distribute complement our exterior building product offerings and include such products as roofing materials, cladding materials, insulation, exterior doors, vinyl and polypropylene siding in shake and scallop designs, shutters and accents, and installation equipment and tools. Third-party manufactured products comprised approximately 25% of our net sales for the year ended January 3, 2015.
Research and Development
Our research and development activities are principally for new product development. For the year ended December 28, 2013, we incurred expenses of $4.0 million for research and development activities related to the new window platform, which was launched on the East Coast in early 2014 and continues to be rolled out on the West Coast. These research and development costs are reported within cost of sales and selling, general and administrative expenses in the Consolidated Statements of Comprehensive Loss. We did not incur significant research and development costs during the year ended January 3, 2015, and do not expect to incur significant research and development costs during 2015.
Marketing and Distribution
We market exterior residential building products to approximately 50,000 professional exterior contractors, builders and dealers, whom we refer to as our contractor customers, engaged in home remodeling and new home construction. Primary distribution consists of our 126 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to more than 275 independent distributors, dealers and national account customers. For the year ended January 3, 2015, approximately 74% of our net sales were generated through our company-operated supply centers.
Our company-operated supply centers provide our contractor customers the products, accessories and tools necessary to complete their projects. In addition, our supply centers provide value-added services, including marketing support, installation support, technical support and warranty services that become a part of our contractor customers’ workflows, and these services form a critical component of the contractors’ offering to end consumers.
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

We believe that our strategic approach to provide a comprehensive product offering is a key competitive advantage relative to competitors who focus on a limited number of products. We also believe that our supply centers meet the specialized needs of our contractor customers by distributing more than 2,000 building and remodeling products, including a broad range of company-manufactured vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, and vinyl fencing and railing, as well as products manufactured by third parties. We believe that our supply centers have strong appeal to contractor customers and that the ability to provide a broad range of products is a key competitive advantage because it allows our contractor customers, who often install more than one product type, to acquire multiple products from a single source. In addition, we have historically achieved economies of scale in sales and marketing by deploying integrated, multiple product programs on a national, regional and local level. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our ISS group. This service, which helps differentiate us from our competitors, provides a turn-key solution for remodeling dealers and builders who benefit from purchasing bundled products and installation from a single source.
We also sell the products we manufacture directly to independent distributors, dealers and national account customers in the U.S., many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that we manufacture and, as such, remain a key focus of our marketing activities. With our multi-brand offering, we can often provide these customers with distinct brands and differentiated product, and sales and marketing support. Our distribution partners are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. We believe that our strength in independent distribution provides us with a high level of operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which we believe results in additional sales. For the year ended January 3, 2015, sales to independent distributors and direct dealers accounted for approximately 26% of our net sales.
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
We estimate that, in 2014, we spent approximately $61 million on fixed costs, which included approximately $6 million of incremental costs incurred in conjunction with the launch of our new window platform in early 2014. Plant fixed costs represent the costs of operating a plant regardless of the volumes that we produce and includes, but is not limited to, plant management personnel and support expense, depreciation of plant fixed assets, rent expense and taxes, all of which are included in cost of sales.
Raw Materials
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which are available from a number of suppliers. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and continually monitor market conditions and price changes. We have a contract with our resin supplier through December 2018 to supply substantially all of our vinyl resin requirements. We believe that other suppliers could meet our requirements for vinyl resin in the event of supply disruptions or upon the expiration of the contract with our current resin supplier.

FINANCIAL INFORMATION ABOUT OUR SEGMENT AND GEOGRAPHIC AREAS
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products in the U.S. and Canada. For financial information about the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”
COMPETITION
The market for our products and services is highly competitive. We compete with numerous small and large manufacturers of exterior residential building products, as well as numerous large and small distributors of building products in our capacity as a distributor of these products. We focus primarily on the market for professional contractor customers and on the vinyl market within windows and siding. We also face competition from alternative materials: wood and aluminum in the window market and wood, masonry and fiber cement in the siding market. We believe, based on industry data and our estimates, that we hold leading market positions within the North American exterior residential building products market in the vinyl windows and vinyl siding segments, based on sales, and that our market position is stronger within the repair and remodeling market in the geographies we serve. We believe that we have one of the broadest manufacturing and distribution footprints in North America in our industry, which allows us to service larger regional and national accounts that many of our competitors either cannot cover or can only do so by relying on a series of multiple independent distributors.
Exterior building products manufacturers and distributors generally compete on product performance and reliability, service levels, sales and marketing support, and price. Some of our competitors are larger in size and have greater financial resources than we do.
SEASONALITY
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
BACKLOG
Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding our business. Typical lead time for orders is ranged from immediate spot-buys at our company-owned supply centers to two to three weeks for normal repair and remodeling orders. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for our products, and is not necessarily indicative of the level of future sales. We did not have a significant manufacturing backlog at January 3, 2015.
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
EMPLOYEES
Our employment needs vary seasonally with sales and production levels. As of January 3, 2015, we had approximately 2,900 full-time employees, including approximately 2,000 hourly workers. We had approximately 230 employees in the United States and approximately 280 employees in Canada located at unionized facilities covered by collective bargaining agreements.
We utilize leased employees to supplement our own workforce at our manufacturing facilities. As of January 3, 2015, the aggregate number of leased employees in our manufacturing facilities on a full-time equivalency basis was approximately 1,200 workers.
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
MARKET SHARE AND SIMILAR INFORMATION
The market share and other information contained in this report is based on our own estimates, independent industry publications, reports by market research firms, or other published and unpublished independent sources. In each case, we believe that they are reasonable estimates, although we have not independently verified market and industry data provided by third parties. Market share information is subject to change, however, and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data-gathering process and other limitations and uncertainties inherent in any statistical survey of market share. In addition, customer preferences can and do change and the definition of the relevant market is a matter of judgment and analysis. As a result, you should be aware that market share and other similar information set forth in this report and estimates and beliefs based on such data may not be reliable.
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
Our business is largely dependent on home improvement (including repair and remodeling) and new home construction activity levels in the United States and Canada. Adverse conditions in, or sustained uncertainty about, our industry or the overall economy (including inflation, deflation, interest rates, availability and cost of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions) could adversely impact consumer confidence, causing our customers to delay purchasing or determine not to purchase home improvement products and services. High unemployment, low consumer confidence, declining home prices, increased mortgage rates and tightened credit markets may limit the ability of consumers to purchase homes or to finance home improvements and may negatively affect investments in existing homes in the form of renovations and home improvements. These industry conditions and general economic conditions may have an adverse impact on our business, financial condition and results of operations.
Our focus within the building products industry amplifies the risks inherent in a general economic downturn. The impact of this weakness on our net sales, net income and margins will be determined by many factors, including industry capacity, industry pricing and our ability to implement our business plan.
Our substantial level of indebtedness could adversely affect our financial condition.
We have a substantial amount of indebtedness, which requires significant interest payments. As of January 3, 2015, we had $903.4 million of indebtedness, and interest expense, net, for the year ended January 3, 2015 was $82.5 million.

Our substantial level of indebtedness could have important consequences, including the following:

•
We must use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured asset-based revolving credit facilities (“ABL facilities”) and 9.125% Senior Secured Notes due 2017 (the “9.125% notes”) and other indebtedness, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

•	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impacted;

•	we are exposed to fluctuations in interest rates because the ABL facilities have a variable rate of interest;

•
our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

•	we may be more vulnerable to economic downturns and adverse developments in our business; and

•
we may be unable to comply with financial and other restrictive covenants in the ABL facilities, the indenture governing the 9.125% notes (the “Indenture”) and other debt instruments, some of which require the obligor to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.

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
In addition, as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness,” if our borrowing availability under the ABL facilities is below specified levels, we will be subject to compliance with a fixed charge coverage ratio. We were in compliance with our debt covenants as of January 3, 2015.
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
We may not be able to generate sufficient cash, or access capital resources, to service all of our debt obligations, working capital needs and planned capital expenditures and may be forced to take actions, which could have a material adverse effect on our operations and liquidity.
Our ability to make scheduled payments on our debt obligations, fund working capital needs and make planned capital expenditures depends on our financial condition and operating performance, which are subject to seasonal fluctuations and general economic, financial, competitive, legislative and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to satisfy our debt obligations, working capital needs and capital expenditures. If our cash flows and capital resources are insufficient to fund such obligations, we could face substantial liquidity problems and be forced to pursue one or more alternative strategies, including reducing or delaying investments and capital expenditures, selling assets, seeking additional capital or restructuring or refinancing our indebtedness. These alternative measures may not be successful and could cause us to not meet our scheduled debt service obligations. Our ABL facilities also require us to satisfy specified covenants, which, if triggered, could result in the acceleration of the amounts due thereunder or force us to seek a waiver or amendment with the lenders under our ABL facilities. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms. In addition, our access to, and the availability of, financing on acceptable terms and conditions in the future is dependent on many factors, such as our financial performance, our credit ratings, general economic conditions, including the housing market, and the liquidity of overall debt markets. If we are not able to access to the debt markets on terms acceptable to us, our business, future growth prospects and liquidity could be adversely affected.
Disruption in the financial markets could negatively affect us as well as our customers and suppliers, and the inability to access financing on terms and at a time acceptable to us for any reason could have a material adverse effect on our financial condition, results of operations and liquidity.
Along with our customers and suppliers, we rely on stable and efficient financial markets. Availability of financing depends on the lending practices of financial institutions, financial and credit markets, government policies and economic conditions, all of which are beyond our control. Adverse economic conditions and disrupted financial markets, characterized by persistently high unemployment rates, weakness in many real estate markets, global economic turmoil, limitations on credit availability and growing debt loads for many governments, could compromise the financial condition of our customers and suppliers. In such case, customers may not be able to pay, or may delay payment of, accounts receivable due to liquidity and financial performance issues or concerns affecting them or due to their inability to secure financing. Suppliers may modify, delay or cancel projects and reduce their levels of business with us. In addition, weak credit markets may also impact the ability of the end consumer to obtain any needed financing to purchase our products, resulting in a reduction in overall demand, and consequently negatively impact our sales levels. Further volatility and disruption in the financial markets could adversely affect our ability to refinance indebtedness when required and have a material adverse effect on our financial condition, results of operations and liquidity.
Our industry is highly competitive, and competitive pressures could have an adverse effect on us.
The markets for our products and services are highly competitive. We seek to distinguish ourselves from other suppliers of residential building products and to sustain our profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding our supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through our supply center network and driving operational excellence by reducing costs and increasing customer service levels. We believe that competition in the industry is based on price, product and service quality, customer service, and product features. Sustained increases in competitive pressures could have an adverse effect on results of operations and negatively impact sales and margins.
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
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, all of which have historically been subject to price changes. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years, but has generally increased. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw materials and continually monitor market conditions for price changes as warranted. Our ability to maintain gross margin levels on our products during periods of rising raw material costs depends on our ability to obtain increases in the selling price of our products. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases.
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
Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to our business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. Sales to one customer and its licensees represented approximately 14% of net sales in 2014 and approximately 13% of total net sales in each of 2013 and 2012. The loss of a substantial portion of sales to this customer could have a material adverse effect on our business, financial condition and results of operations.
Increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.
Our financial performance is affected by the cost of labor. As of January 3, 2015, excluding leased employees, approximately 17% of our employees were represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.
Our business is seasonal and can be affected by inclement weather conditions, which could affect the timing of the demand for our products and cause reduced profit margins and adversely affect our financial condition when such conditions exist.
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters. Our inability to meet our seasonal cash flow needs because of inclement weather conditions or any other reason could have a material adverse effect on our financial condition and results of operations.
We have a history of operating losses and may not maintain profitability in the future.
We have not been consistently profitable on a quarterly or annual basis. We experienced net losses of $293.7 million and $33.5 million during the years ended January 3, 2015 and December 28, 2013, respectively. As of January 3, 2015, our accumulated deficit was $633.4 million. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
Our failure to attract and retain qualified personnel could adversely affect our business.
Our success depends in part on the efforts and abilities of our senior management and key employees. Their motivation, skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract, motivate and retain members of our senior management and key employees could have a negative effect on our results of operations. In particular, the departure of members of our senior management could cause us to lose customers and reduce our net sales, lead to employee morale problems and the loss of key employees, or cause production disruptions.
The obligations under the Indenture and the ABL facilities are secured by substantially all of the assets of our operating subsidiaries, including a pledge of the capital stock of such subsidiaries.
The obligations of our operating subsidiaries under the Indenture and the ABL facilities are secured by a security interest in substantially all of the present and future property and assets of such subsidiaries, including a security interest in the capital stock of such subsidiaries. If we were in default under the Indenture or the ABL facilities, the holders of the 9.125% notes or the lenders under the ABL facilities may foreclose on their collateral security under the Indenture and the ABL facilities, including substantially all of the assets of our operating subsidiaries as well as the capital stock of such operating subsidiaries. In any such event, it is possible that there would be no or limited assets remaining. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness” for more information.
We have significant goodwill and other intangible assets, which if impaired, could require us to incur significant charges.
As of January 3, 2015, we had $317.3 million of goodwill and $437.3 million of other intangible assets. The value of these assets is dependent, among other things, upon our future expected operating results. We are required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on our financial condition and on the results of operations for the period in which the impairment charge is incurred. During 2014, we recorded an impairment charge, including goodwill and indefinite-lived intangible assets, of $233.9 million. See Note 6 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
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
By reason of their majority ownership interest in Parent, which is our indirect parent company, the H&F Investors have the ability to designate a majority of the members of our board of directors (the “Board of Directors”). The H&F Investors are able to control actions to be taken by us, including future issuances of our securities, the payment of dividends, if any, on our securities, amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of the H&F Investors may be materially different than the interests of our other stakeholders. In addition, the H&F Investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to our other stakeholders. For example, the H&F Investors may cause us to take actions or pursue strategies that could impact our ability to make payments under the Indenture and the ABL facilities or that cause a change of control. In addition, to the extent permitted by the Indenture and the ABL facilities, the H&F Investors may cause us to pay dividends rather than make capital expenditures or repay debt. The H&F Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The H&F Investors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the H&F Investors continue to own a significant amount of the combined voting power of Parent, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions and, so long as the H&F Investors continue to own shares of Parent’s outstanding common stock, designate individuals to Parent’s board of directors pursuant to a stockholders agreement (the “Stockholders Agreement”) entered into in connection with the Merger on October 13, 2010, by and among Parent, Holdings, us, the H&F Investors and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date. The members of our Board of Directors have been determined by action of Holdings, our sole member and a 100% owned subsidiary of Parent. Parent has designated the members of its board of directors to also be the members of each of Holdings’ and our board of directors. In addition, the H&F Investors will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. For a discussion regarding the Stockholders Agreement, please refer to Item 13. “Certain Relationships, Related Transactions and Director Independence — Stockholders Agreement.”
Failure of certain of our information technology system could disrupt our operations and adversely affect our financial condition.
We rely on certain information technology systems to process, transmit, store, and protect electronic information. Furthermore, communications between our personnel, customers, and suppliers is largely dependent on information technology. Our information technology systems could be interrupted as a result of events that may be beyond our control, including, but not limited to, natural disasters, terrorist attacks, cyber attacks, telecommunications failures, additional security issues, and other technological failures. Our technology and information security processes and disaster recovery plans may not be adequate, or implemented properly, to ensure that our operations are not disrupted. In addition, while our information technology systems are current, underinvestment in our technology solutions as technology advances could result in disruptions in our business.
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
Also, we cannot be certain that we have identified all environmental matters giving rise to potential liability. Our past use of hazardous materials, releases of hazardous substances at or from currently or formerly owned or operated properties, newly discovered contamination at any of our current or formerly-owned or operated properties or at off-site locations such as waste treatment or disposal facilities, more stringent future environmental requirements (or stricter enforcement of existing requirements) or our inability to enforce indemnification agreements could result in increased expenditures or liabilities, which could have an adverse effect on our business and financial condition. For further details regarding environmental matters giving rise to potential liability, see Item 3. “Legal Proceedings.”
Legislative or regulatory initiatives related to global warming / climate change concerns may negatively impact our business.
In recent years, there has been an increasing focus on global climate change, including increased attention from regulatory agencies and legislative bodies. This increased focus may lead to new initiatives directed at regulating an unspecified array of environmental matters. Legislative, regulatory or other efforts in the U.S. to combat climate change could result in future increases in taxes and the cost of raw materials, transportation and utilities for us and our suppliers, which would result in higher operating costs for us. However, our management is unable to predict at this time the potential effects, if any, that any future environmental initiatives may have on our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Management believes that our facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future. Our operations include both owned and leased facilities as described below:

Location	Principal Use	Square Feet

Cuyahoga Falls, Ohio	Corporate Headquarters	63,000
Cuyahoga Falls, Ohio	Vinyl Windows	563,000
Bothell, Washington	Vinyl Windows	159,000	(1)
Yuma, Arizona	Vinyl Windows	223,000	(1) (4)
Cedar Rapids, Iowa	Vinyl Windows	259,000	(1)
Kinston, North Carolina	Vinyl Windows	319,000	(1)
London, Ontario	Vinyl Windows	60,000
Burlington, Ontario	Vinyl Siding Products	387,000	(2)
Ennis, Texas	Vinyl Siding Products	538,000	(3)
West Salem, Ohio	Vinyl Window Extrusions, Vinyl Fencing and Railing	173,000
Pointe Claire, Quebec	Metal Products	278,000
Woodbridge, New Jersey	Metal Products	318,000	(1)
Ashtabula, Ohio	Distribution Center	297,000	(1)

(1)	Leased facilities.

(2)	Includes 151,000 square foot warehouse space, which is leased.

(3)	Includes 237,000 square foot warehouse space along with the land under the warehouse, which is leased.

(4)	The land for this facility is owned by us, but we lease the use of the building.
Management believes that our facilities are generally in good operating condition and are adequate to meet anticipated requirements in the near future.
The leases for our window plants in Yuma and Kinston locations expire in 2015, and are renewable at our option for two additional five-year periods and one additional five-year period, respectively. The lease for our Bothell location expires in 2018 and for our Cedar Rapids location expires in 2020. During 2014, we exercised the five-year renewal option for the lease at our Woodbridge location, which extends the lease term to 2019.
The lease for the warehouse at our Ennis location expires in 2020. The lease for our warehouse at Burlington expires in 2024 and is renewable at our option for two additional five-year periods. The leases for the warehouses at our Ashtabula location expire in 2015, and will be renewed to 2016.
We also operate 126 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, we lease our supply centers for terms generally ranging from five to ten years with renewal options. The supply centers range in size from 9,000 square feet to 106,300 square feet depending on sales volume and the breadth and type of products offered at each location.
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly-owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 we were presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
HOLDERS
As of March 23, 2015, Associated Materials Incorporated is the sole record holder of our membership interest.
DIVIDENDS
Our asset-based revolving credit facilities (“ABL facilities”) and the indenture governing the 9.125% Senior Secured Notes due 2017 (the “9.125% notes”) restrict dividend payments by us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness” for further details of our ABL facilities and 9.125% notes.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended January 3, 2015 was derived from our audited consolidated financial statements. Our results of operations prior to the date of the Merger (as described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview) are presented as the results of the Predecessor, which includes the results of our then existing direct and indirect parent companies, Associated Materials Holdings, LLC, AMH Holdings, LLC and AMH Holdings II, Inc. The results of operations, including the Merger and results thereafter, are presented as the results of the Successor. The data should be read in conjunction with Item 7.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial
Statements and Supplementary Data” included elsewhere in this Annual Report.

	Successor					Predecessor
	Years Ended				October 13, 2010 to January 1, 2011	January 3, 2010 to October 12, 2010
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
Income Statement Data:
Net sales	$1,186,973	$1,169,598	$1,142,521	$1,159,515	$269,249	$897,938
Cost of sales	943,419	887,798	859,617	894,333	222,737	658,509
Gross profit	243,554	281,800	282,904	265,182	46,512	239,429
Selling, general and administrative expenses	247,283	232,281	240,027	247,506	53,543	159,448
Impairment of goodwill	144,159	—	—	84,253	—	—
Impairment of other intangible assets	89,687	—	—	79,894	—	—
Merger costs	—	—	—	585	7,411	102,661
(Loss) income from operations	(237,575)	49,519	42,877	(147,056)	(14,442)	(22,680)
Interest expense	82,527	79,751	75,520	75,729	16,120	58,759
Net loss (gain) on debt extinguishments	—	—	—	—	25,129	(15,201)
Foreign currency loss (gain)	788	754	119	438	771	(184)
Loss before income taxes	(320,890)	(30,986)	(32,762)	(223,223)	(56,462)	(66,054)
Income tax (benefit) expense	(27,201)	2,507	5,605	(20,434)	8,553	5,220
Net loss	$(293,689)	$(33,493)	$(38,367)	$(202,789)	$(65,015)	$(71,274)

	Successor
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011
Balance Sheet Data:
Cash and cash equivalents	$5,963	$20,815	$9,594	11,374	$13,789
Working capital	115,482	116,130	110,367	104,046	98,694
Total assets	1,162,177	1,456,619	1,482,284	1,521,168	1,755,904
Total debt	903,404	835,230	808,205	804,000	788,000
Member’s (deficit) equity	(138,149)	197,790	231,055	270,464	498,477

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We were founded in 1947 when we first introduced residential aluminum siding under the Alside® name. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools. We also provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 126 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek®, Preservation® and Alpine®.
Because our exterior residential building products are consumer durable goods, our sales are impacted by, among other things, the availability of consumer credit, consumer interest rates, employment trends, changes in levels of consumer confidence and national and regional trends in the housing market. Our sales are also affected by changes in consumer preferences with respect to types of building products. Overall, we believe the long-term fundamentals for the building products industry remain strong, as homes continue to get older, pent-up demand in the residential repair and remodeling market normalizes, household formation is expected to be strong, demand for energy-efficient products continues and vinyl remains an optimal material for exterior window and siding solutions, all of which we believe bodes well for the demand for our products in the future.
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Management operates the business with the aim of achieving profitable growth and makes operating decisions and assesses the performance of the business based on financial and other measures that it believes provide important data regarding the business. Management primarily uses Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, along with GAAP measures of profitability, including gross profit, income from operations and net income, to measure operating performance. See the tabular presentation in the “—Results of Operations.”
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products in the U.S. and Canada. For financial information about the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for further information.
We operate on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. Our 2014 fiscal year that ended January 3, 2015 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2014. Our 2013 and 2012 fiscal years ended on December 28, 2013 and December 29, 2012, respectively, and included 52 weeks of operations.
Our net sales for the year ended January 3, 2015 were $1,187.0 million, representing an increase of $17.4 million, or 1.5%, compared to $1,169.6 million for the year ended December 28, 2013. The improvement in net sales was primarily driven by an increase in our vinyl window sales and growth in our Installed Sales Solutions (“ISS”) business compared to the prior year. Both our windows and ISS businesses have benefited from increased demand in the new construction market. Additionally, we see continued improvement in our window product mix since the launch of our new window platform in early 2014. Partially offsetting these increases were declines in third-party manufactured product sales, as well as declines in our metal product and vinyl siding sales. The additional week of operations in 2014 contributed approximately $10 million of additional net sales compared to the prior year. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 34%, 18%, 13% and 25%, respectively, of our net sales for the year ended January 3, 2015, compared to approximately 32%, 19%, 14% and 27%, respectively, of our net sales for the year ended December 28, 2013.

Our gross profit for the year ended January 3, 2015 was $243.6 million, or 20.5% of net sales, compared to $281.8 million, or 24.1% of net sales, for the year ended December 28, 2013. The $38.2 million, or 13.6%, decrease in gross profit was largely due to incremental costs directly associated with the launch of our new window platform in early 2014, as well as manufacturing inefficiencies primarily as a result of the launch. We also experienced higher costs for certain materials, and incremental costs related to improvements in product packaging, maintenance and safety programs. Increased freight and rework costs, some of which resulted from the launch, also contributed to the decline in gross profit. The additional week of operations in 2014 generated approximately $2 million of additional gross profit compared to the prior year. Now that the major new window launch is substantially complete, we expect that the launch-related costs and manufacturing impacts that we experienced in 2014 will gradually improve as we continue our efforts to enhance window plant operations throughout 2015.
A significant portion of our selling, general and administrative (“SG&A”) expenses are fixed costs such as payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and the warehouse at our Ennis location, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our SG&A expenses include incentives and commissions, marketing costs, certain delivery charges such as fuel costs incurred to deliver product to our customers, and customer sales rewards. SG&A expenses were $247.3 million, or 20.8% of net sales, for the year ended January 3, 2015, compared to $232.3 million, or 19.9% of net sales, for the year ended December 28, 2013. The $15.0 million, or 6.5%, increase in SG&A expenses was primarily due to increased employee compensation expense, marketing-related costs, and executive officer separation and hiring costs, partially offset by prior year costs associated with the proposed initial public offering (“IPO”) of Associated Materials, Group, Inc. (“Parent”). The additional week of operations in 2014 resulted in approximately $5 million of additional SG&A expenses compared to the prior year.
During the third quarter of 2014, due to the continued decline in operating results, management determined that an indicator of potential impairment for indefinite-lived intangible assets existed and performed interim impairment testing as of August 31, 2014. We completed step one of our goodwill impairment testing and determined that the fair value of our single reporting unit was lower than the carrying value which required us to proceed to step two of the impairment analysis. Based on these preliminary calculations, we recorded an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million. During the fourth quarter, we finalized step two of the impairment analysis and reduced the goodwill impairment charge by $4.3 million, thereby resulting in a final impairment charge, including goodwill and indefinite-lived intangible assets, of $233.9 million for 2014. These impairment charges are non-cash items and do not affect the calculation of the borrowing base or financial covenants in our credit agreement. There is no tax benefit associated with these non-cash charges.
THE MERGER
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), our then indirect parent company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into our Company, with our Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, our Company is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of Parent’s capital stock is owned by investment funds affiliated with Hellman & Friedman (such investment funds, the “H&F Investors”).

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations (dollars in thousands):

	Years Ended
	January 3, 2015	% of Net Sales	December 28, 2013	% of Net Sales	December 29, 2012	% of Net Sales
Net sales (1)	$1,186,973	100.0%	$1,169,598	100.0%	$1,142,521	100.0%
Gross profit	243,554	20.5%	281,800	24.1%	282,904	24.8%
Selling, general and administrative expenses	247,283	20.8%	232,281	19.9%	240,027	21.0%
Impairment of goodwill	144,159	12.1%	—	—%	—	—%
Impairment of other intangible assets	89,687	7.6%	—	—%	—	—%
(Loss) income from operations	(237,575)	(20.0)%	49,519	4.2%	42,877	3.8%
Interest expense	82,527		79,751		75,520
Foreign currency loss	788		754		119
Loss before income taxes	(320,890)		(30,986)		(32,762)
Income tax (benefit) expense	(27,201)		2,507		5,605
Net loss	$(293,689)		$(33,493)		$(38,367)
Other Data:
EBITDA (2)	$(195,619)		$91,806		$93,436
Adjusted EBITDA (2)	58,622		109,397		107,108
Depreciation and amortization	42,744		43,041		50,678
Capital expenditures	(12,852)		(11,702)		(5,371)

(1) The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Years Ended
	January 3, 2015	% of Net Sales	December 28, 2013	% of Net Sales	December 29, 2012	% of Net Sales
Vinyl windows	$401,550	34.0%	$369,869	32.0%	$357,267	31.0%
Vinyl siding products	213,949	18.0%	216,872	19.0%	227,374	19.0%
Metal products	155,464	13.0%	166,602	14.0%	174,111	15.0%
Third-party manufactured products	296,927	25.0%	314,408	27.0%	302,966	26.0%
Other products and services	119,083	10.0%	101,847	8.0%	80,803	9.0%
	$1,186,973	100.0%	$1,169,598	100.0%	$1,142,521	100.0%

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our ABL facilities and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net loss	$(293,689)	$(33,493)	$(38,367)
Interest expense	82,527	79,751	75,520
Income tax (benefit) expense	(27,201)	2,507	5,605
Depreciation and amortization	42,744	43,041	50,678
EBITDA	(195,619)	91,806	93,436
Impairment of goodwill and other intangible assets (a)	233,846	—	—
Purchase accounting related adjustments (b)	(3,736)	(3,851)	(3,872)
Manufacturing restructuring costs (c)	(331)	—	—
(Gain) loss on disposal or write-offs of assets	(42)	130	(12)
Executive officer separation and hiring costs (d)	3,809	1,383	3,366
Stock-based compensation expense (e)	457	155	96
Non-cash benefit adjustments (f)	(1,435)	(2,612)	(3,300)
Other normalizing and unusual items (g)	15,023	10,692	6,564
Foreign currency loss (h)	788	754	119
Run-rate cost savings (i)	5,862	10,940	10,711
Adjusted EBITDA	$58,622	$109,397	$107,108

(a)
We review goodwill and other intangible assets for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. Due to the continued decline in operating results, management determined that an indicator of potential impairment for indefinite-lived intangible assets existed and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss of $89.7 million and $144.2 million for certain non-amortized trade names and goodwill, respectively.

In addition to the interim impairment testing, we performed our annual impairment test of goodwill and indefinite-lived intangibles during the fourth quarter of 2014. Based on the results of the annual test, the fair value of the reporting unit exceeded the carrying value, hence, no additional impairment charges were required for 2014.

(b)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of the Merger, and includes the following (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Pension expense adjustment	$(2,610)	$(2,661)	$(2,689)
Amortization related to fair value adjustment of leased facilities	(403)	(459)	(448)
Amortization related to warranty liabilities	(723)	(731)	(735)
	$(3,736)	$(3,851)	$(3,872)

(c)
Represents a decrease in manufacturing restructuring charges recorded during the quarter ended March 29, 2014 as a result of the re-measurement of the restructuring liability related to the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(d)	Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees as follows:

(i)
During the year ended January 3, 2015, $3.8 million was incurred primarily related to (1) the hirings of Mr. Strauss, our President and Chief Executive Officer and a director of the Company, effective in May 2014; Mr. Stephens, our Executive Vice President and Chief Financial Officer, effective in October 2014; and Mr. Topper, our Executive Vice President, Operations, in July 2014; and (2) the resignations of Mr. Burris, our former President and Chief Executive Officer and a former director of the Company in January 2014; Mr. Nagle, our former Chief Operations Officer, AMI Distribution and Services, in January 2014; Mr. Gaydos, our former Senior Vice President, Operations, in July 2014; and Mr. Morrisroe, our former Senior Vice President and Chief Financial Officer in October 2014. The amount also included the costs of appointing Mr. Snyder as Interim Chief Executive Officer from January 17, 2014 to May 5, 2014.

(ii)
During the year ended December 28, 2013, $1.4 million was incurred primarily related to make-whole payments to Mr. Burris, our former President and Chief Executive Officer, and Mr. Morrisroe, our former Senior Vice President and Chief Financial Officer. Pursuant to their respective employment agreements, these payments provided compensation to offset losses recognized on the sale of their respective residences in connection with relocating near our corporate headquarters.

(iii)
During the year ended December 29, 2012, $3.4 million was incurred related to the hirings of Mr. Nagle, our former Senior Vice President and Chief Operations Officer, AMI Distribution and Services, Mr. Morrisroe, our former Senior Vice President and Chief Financial Officer, Mr. Kenyon, our Senior Vice President and Chief Human Resources Officer in June 2012, and the resignations of Mr. Graham, our former Senior Vice President – Chief Financial Officer and Secretary in February 2012 and Mr. Haumesser, our former Senior Vice President of Human Resources, in April 2012.

(e)	Represents equity-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the non-cash benefit related to warrant claims paid in excess of warranties provision.

(g)	Represents the following (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Professional fees and other costs (i)	$11,711	$8,558	$1,342
Accretion on lease liability (ii)	495	516	545
Excess severance costs (iii)	529	600	170
Expenses due to flood and fire damage (iv)	149	—	—
Disputed insurance claim (recovery) payment (v)	—	(200)	330
Excess legal expense (vi)	113	212	4,044
Environmental liability (vii)	701	340	—
Pension settlement loss (viii)	117	599	—
Payroll costs due to change of employment classification (ix)	1,079	—	—
Bank audit fees (x)	129	67	133
	$15,023	$10,692	$6,564

(i)
Represents management’s estimate of unusual consulting and advisory fees associated with corporate strategic initiatives. For the years ended January 3, 2015 and December 28, 2013, we incurred costs of $8.8 million and $2.8 million, respectively, related to the new window platform that we launched in 2014. The fees for the year ended December 28, 2013 also included costs of $2.3 million related to the proposed IPO of Parent.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense due primarily to unusual changes within non-executive management.

(iv)	Represents expenses incurred in connection with flood damage at our corporate headquarters building in May 2014 and fire damage at one of our supply centers in July 2014.

(v)
Represents an unusual insurance claim paid by us and subsequently disputed with our insurance carrier. We paid $0.3 million to the insurance carrier during the year ended December 29, 2012 and recouped $0.2 million from the insurance carrier during the year ended December 28, 2013.

(vi)
Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs. The majority of the expense for the year ended December 29, 2012 represents a putative nationwide class of homeowners regarding certain warranty related claims related to steel and aluminum siding. See Note 17 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(vii)
Represents the environmental liability associated with the remediation of soil and groundwater contamination at our Woodbridge, New Jersey facility. See Item 3. “Legal Proceedings” and Note 17 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(viii)
Represents the settlement loss recognized for the defined benefit pension plan for our Pointe Claire, Quebec plant. The lump sum payments made to members of this plan upon termination and retirement totaled more than the sum of the service and interest cost, and consequently, a settlement loss was recorded for the years ended January 3, 2015 and December 28, 2013.

(ix)	Represents additional payroll costs that were incurred in relation to a change in employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees.

(x)	Represents bank audit fees incurred under our current and prior ABL facilities.

(h)	Represents foreign currency loss recognized in the Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $12 million for the year ended January 3, 2015 and $13 million for each of the years ended December 28, 2013 and December 29, 2012, respectively. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $5.9 million of the approximately $12 million of run-rate cost savings for 2014, $10.9 million of the approximately $13 million of run-rate cost savings for 2013 and $10.7 million of the approximately $13 million of run-rate cost savings for 2012 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture.
Year Ended January 3, 2015 Compared to Year Ended December 28, 2013
Net sales were $1,187.0 million for the year ended January 3, 2015, an increase of $17.4 million, or 1.5%, compared to net sales of $1,169.6 million for the year ended December 28, 2013. The improvement in net sales was primarily driven by a $31.7 million, or 8.6%, increase in our vinyl window sales, mainly from unit sales volume growth of approximately 8%, and a $17.1 million, or 18.1%, increase in our ISS business compared to the prior year. Both our windows and ISS businesses have benefited from increased demand in the new construction market. Additionally, we see continued improvement in our window product mix since the launch of our new window platform in early 2014. Partially offsetting these increases were declines in third-party manufactured product sales of $17.5 million, or 5.6%, an $11.1 million, or 6.7%, decrease in our metal product sales, and a $3.0 million, or 1.4%, decrease in vinyl siding sales. During 2014, we de-emphasized and withdrew our roofing product offering in selected markets as we continue to focus on driving profitability through our higher margin, integrated product offerings, which impacted our sales for the third-party manufactured product. The decline in metal product sales was primarily a result of reduced volume from our distributor customers. The additional week of operations in 2014 contributed approximately $10 million of additional net sales compared to the prior year, while the weaker Canadian dollar in 2014 negatively impacted our net sales by $14.6 million.
Gross profit for the year ended January 3, 2015 was $243.6 million, or 20.5% of net sales, compared to gross profit of $281.8 million, or 24.1% of net sales, for the year ended December 28, 2013. The $38.2 million, or 13.6%, decrease was largely due to incremental costs of $4.5 million directly associated with the launch of our new window platform in early 2014, as well as manufacturing inefficiencies of approximately $10 million in our window plants primarily as a result of the launch. We also experienced higher costs for certain materials of $12.1 million, and an approximate $4 million increase in costs primarily related to improvements in product packaging, maintenance and safety programs compared to the prior year. The remainder of the decrease in gross profit was due to an increase in freight and rework costs of $3.6 million and $2.0 million, respectively. The decline in gross profit was partially offset by favorable volume impacts of $1.7 million primarily due to the increase in vinyl window sales, partially offset by the decline in third-party manufactured and metal products sales compared to the prior year. The additional week of operations in 2014 generated approximately $2 million of additional gross profit; however, the weaker Canadian dollar negatively impacted our 2014 gross margin by $10.7 million, compared to the prior year.
SG&A expenses were $247.3 million, or 20.8% of net sales, for the year ended January 3, 2015 compared to $232.3 million, or 19.9% of net sales, for the year ended December 28, 2013. The $15.0 million increase was due to an approximately $8 million increase in employee compensation expense mainly attributable to higher supply center headcount that was added in 2014 to support the growth of our ISS business and supply center operations, a $2.4 million increase in executive officer separation and hiring costs, and $1.1 million additional payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees. We also incurred a $2.7 million increase in marketing-related costs mainly to support the launch of our new window platform, a $2.0 million increase in costs primarily related to product liability and workers compensation, and higher bad debt expense of $1.0 million, compared to the prior year. These increases were partially offset by prior year costs of $2.2 million associated with the proposed IPO of Parent, which did not recur in 2014, and a $1.7 million decrease in pension expenses. The additional week of operations in 2014 resulted in approximately $5 million of additional SG&A expenses compared to the prior year; however, they were favorably impacted by $3.2 million due to a weaker Canadian dollar in 2014.
During the third quarter of 2014, due to the continued decline in operating results, management believed an indicator of potential impairment existed for indefinite-lived intangible assets and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million. During the fourth quarter, we finalized step two of the impairment analysis and reduced the goodwill impairment charge by $4.3 million, thereby resulting in a final impairment charge, including goodwill and indefinite-lived intangible assets, of $233.9 million for 2014. See Note 6 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
Loss from operations was $237.6 million for the year ended January 3, 2015 compared to income of $49.5 million for the year ended December 28, 2013.
Interest expense was $82.5 million and $79.8 million for the years ended January 3, 2015 and December 28, 2013, respectively. The $2.7 million increase in interest expense in the year ended January 3, 2015 primarily relates to a full year of interest on the additional $100 million of the 9.125% Notes issued on May 1, 2013.
The income tax benefit for the year ended January 3, 2015 was $27.2 million reflecting an effective income tax rate of 8.5%, whereas the income tax expense for the year ended December 28, 2013 of $2.5 million, reflected a negative effective income tax rate of 8.1%. The change in the effective tax rate between years was primarily the result of the impact of the goodwill impairment charges recorded in the year ended January 3, 2015 with no comparative charge in the prior year, as well as changes in the valuation allowance between periods.
Net loss for the year ended January 3, 2015 was $293.7 million, compared to a net loss of $33.5 million for the year ended December 28, 2013.
EBITDA was a loss of $195.6 million and Adjusted EBITDA was $58.6 million for the year ended January 3, 2015. EBITDA and Adjusted EBITDA were $91.8 million and $109.4 million, respectively, for the year ended December 28, 2013. For a reconciliation of our net loss to EBITDA and Adjusted EBITDA and additional details of the EBITDA adjustments, see the table presented above.
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
Gross profit for the year ended December 28, 2013 was $281.8 million, or 24.1% of net sales, compared to gross profit of $282.9 million, or 24.8% of net sales, for the year ended December 29, 2012. The decrease in gross profit was primarily due to strong demand in the lower-margin new construction market and customer mix of $10.3 million, and investment in our workforce and new products of $4.8 million, partially offset by favorable volume impacts of $7.5 million due to higher sales in our ISS, vinyl windows and third-party manufactured products, and lower depreciation costs of $6.3 million. For the year ended December 28, 2013, a weaker Canadian dollar negatively impacted our gross profit by $5.8 million compared to the prior year.
SG&A expenses were $232.3 million, or 19.9% of net sales, for the year ended December 28, 2013 versus $240.0 million, or 21.0% of net sales, for December 29, 2012. The decrease of $7.7 million in SG&A expenses was primarily due to a $3.8 million decrease in legal fees related to the “Steel Peel” litigation, for which we accrued the settlement costs during the year ended December 29, 2012, a $2.1 million decrease in marketing related costs, a $2.0 million decrease in executive officer separation and hiring costs, and lower bad debt expense and depreciation expense of $1.3 million each, partially offset by $2.3 million in costs associated with the proposed IPO of Parent. For the year ended December 28, 2013, a weaker Canadian dollar favorably impacted our SG&A expenses by $1.6 million compared to the prior year.
Income from operations was $49.5 million for the year ended December 28, 2013 compared to $42.9 million for the year ended December 29, 2012.
Interest expense was $79.8 million and $75.5 million for the years ended December 28, 2013 and December 29, 2012, respectively. The $4.3 million increase in interest expense in the year ended December 28, 2013 primarily relates to the additional $100 million of the 9.125% Notes issued on May 1, 2013, partially offset by lower interest rates and a lower principal balance on the ABL facilities.
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
QUARTERLY FINANCIAL DATA (UNAUDITED)
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have typically utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Unaudited quarterly financial data for 2014 and 2013 are shown in the tables below (in thousands):

	Quarters Ended
2014	March 29	June 28	September 27	January 3
Net sales	$196,589	$319,875	$353,742	$316,767
Gross profit	34,415	72,013	74,611	62,515
(Loss) income from operations	(24,250)	11,747	(225,834)	762
Net loss	(46,349)	(10,608)	(219,176)	(17,556)
During the third quarter of 2014, due to the continued decline in operating results, management believed an indicator of potential impairment existed for indefinite-lived intangible assets and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million. During the fourth quarter, we finalized step two of the impairment analysis and reduced the goodwill impairment charge by $4.3 million, thereby resulting in a final impairment charge, including goodwill and indefinite-lived intangible assets, of $233.9 million for 2014.

	Quarters Ended
2013	March 30	June 29	September 28	December 28
Net sales	$208,984	$324,575	$339,905	$296,134
Gross profit	44,754	82,195	81,946	72,905
(Loss) income from operations	(12,081)	19,392	24,831	17,377
Net (loss) income	(31,344)	(3,139)	2,495	(1,505)

LIQUIDITY AND CAPITAL RESOURCES
As of January 3, 2015, we had $5.9 million of cash and cash equivalents in the United States and an immaterial amount in Canada. As of December 28, 2013, we had $7.6 million and $13.2 million of cash and cash equivalents in the United States and Canada, respectively. We had available borrowing capacity of $99.1 million as of January 3, 2015 under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that our borrowing capacity under the ABL facilities and current cash and cash equivalents provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt obligations for the next 12 months.
Cash Flows
The following sets forth a summary of our cash flows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net cash (used in) provided by operating activities	$(70,965)	$253	$(589)
Net cash used in investing activities	(12,833)	(11,990)	(5,277)
Net cash provided by financing activities	69,412	23,193	4,155
Cash Flows From Operating Activities
Net cash used in operating activities was $71.0 million for the year ended January 3, 2015, compared to a source of cash of $0.3 million for the year ended December 28, 2013. The $71.3 million decrease in cash in 2014 was primarily driven by lower operating results of $56.0 million and net cash used in operating assets and liabilities of $15.3 million. Net cash provided by operating activities for the year ended December 28, 2013 increased $0.9 million compared to a use of cash of $0.6 million for the year ended December 29, 2012.
Change in accounts receivable was a use of cash of $4.9 million in 2014, compared to $7.1 million in 2013 and $1.3 million in 2012. The year-over-year fluctuations in cash flows from accounts receivable were primarily due to timing of collections from our customers. The net increase in cash flow of $2.2 million in 2014 reflects more cash collected due to the year-end cut off as of January 3, 2015 compared to December 28, 2013, partially offset by the impact of an increase in sales volume in the fourth quarter of 2014 compared to the same period in 2013. The net decrease in cash flow of $5.8 million in 2013 compared to 2012 also reflects an increase in sales volume in the fourth quarter of 2013 compared to the same period in 2012.
Change in inventory was a use of cash of $15.3 million for the year ended January 3, 2015, compared to $17.7 million for the year ended December 28, 2013 and $1.6 million for the year ended December 29, 2012. The change in inventory for the year ended January 3, 2015 was primarily due to inventory build at our supply centers to help ensure that we have a variety of products that we believe will enable us to better service our contractor customers. The higher use of cash in the year ended December 28, 2013 was primarily due to earlier purchases of certain raw materials, inventory build for the new window platform that was launched in early 2014, and higher inventory for third-party manufactured products in 2013 compared to 2012.
Change in accounts payable and accrued liabilities was a source of cash of $5.1 million for the year ended January 3, 2015, compared to a source of cash of $27.8 million for the year ended December 28, 2013 and a use of cash of $3.7 million for the year ended December 29, 2012. The decrease in cash flows from accounts payable and accrued liabilities in 2014 compared to 2013 and the increase in cash flows from accounts payable and accrued liabilities in 2013 compared to 2012 was both primarily attributable to an increase in the volume of inventory purchases in 2013.
Change in income taxes receivable/payable was a source of cash of $0.6 million for the year ended January 3, 2015, compared to a use of cash of $1.7 million for the year ended December 28, 2013 and a use of cash of $4.2 million for the year ended December 29, 2012. Cash flows used in operating activities for the year ended January 3, 2015 included net income tax payments of $3.2 million compared to $4.7 million of income tax payments for the year ended December 28, 2013 and $11.9 million for the year ended December 29, 2012.
Cash Flows From Investing Activities
Investing activities used $12.8 million of cash in the year ended January 3, 2015, compared to $12.0 million in the year ended December 28, 2013 and $5.3 million in the year ended December 31, 2012. The use of cash in the year ended January 3, 2015 consisted of capital expenditures of $12.9 million. The use of cash in the year ended December 28, 2013 consisted of capital expenditures of $11.7 million and a supply center acquisition of $0.3 million. The use of cash in 2012 consisted of capital expenditures of $5.4 million, partially offset by proceeds received from the sale of certain assets of $0.1 million. The increase in capital expenditures in both 2014 and 2013 compared to 2012 was primarily due to investments in our new window platform that was launched in early 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities was $69.4 million for the year ended January 3, 2015, compared to $23.2 million for the year ended December 28, 2013 and $4.2 million for the year ended December 29, 2012. Net cash provided by financing activities for the year ended January 3, 2015 included borrowings of $240.2 million under our ABL facilities offset by repayments of $170.8 million. Net cash provided by financing activities for the year ended December 28, 2013 included proceeds of $106.0 million from the issuance of the additional 9.125% Senior Secured Notes due 2017 on May 1, 2013, borrowings of $148.9 million under our ABL facilities and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $226.9 million under our ABL facilities and $5.5 million of financing costs related to the issuance of the additional 9.125% Senior Secured Notes due 2017 and amendment of our ABL facilities during the second quarter of 2013. Net cash provided by financing activities for 2012 was primarily related to borrowings under our ABL facilities of $208.5 million, partially offset by repayments of $204.2 million.
For 2015, cash requirements for working capital, capital expenditures, and interest and tax payments will continue to impact the timing and amount of borrowings on our ABL facilities.
Description of Our Outstanding Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and our wholly-owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.0 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of January 3, 2015.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $652.8 million and $891.2 million based on quoted market prices as of January 3, 2015 and December 28, 2013 , respectively.
We may from time to time, in our sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On April 15, 2014, Parent filed a request with the SEC to withdraw the Registration Statement on Form S-1 filed by Parent on July 15, 2013 for a proposed initial public offering of its common stock. The registration statement was withdrawn because a determination was made not to proceed with an initial public offering of Parent’s common stock at this time.
Guarantees. The 9.125% notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ 100% owned direct and indirect domestic subsidiaries (“guarantors”) that guarantee our obligations under the ABL facilities.
Collateral. The 9.125% notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the 9.125% notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly 100% owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to the Rule 3-16 exclusion described below, certain other exceptions and customary permitted liens. In addition, the

9.125% notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.
The capital stock and other securities of any subsidiary will be excluded from the collateral securing the 9.125% notes and the guarantees to the extent that the pledge of such capital stock and other securities would result in the Company being required to file separate financial statements of such subsidiary with the SEC pursuant to Rule 3-16 or Rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended. Rule 3-16 of Regulation S-X requires the presentation of a company’s standalone, audited financial statements if that company’s capital stock or other securities are pledged to secure the securities of another issuer, and the greatest of the principal amount, par value, book value and market value of the pledged stock or securities equals or exceeds 20% of the principal amount of the securities secured by such pledge. Accordingly, the collateral securing the 9.125% notes and the guarantees may in the future exclude the capital stock and securities of the Company’s subsidiaries, in each case to the extent necessary to not be subject to such requirement.
Optional Redemption. The Issuers have the option to redeem the 9.125% notes, in whole or in part, at any time on or after November 1, 2013 at redemption prices (expressed as percentages of principal amount of the 9.125% notes to be redeemed) of 106.844%, 104.563%, 102.281% and 100.000% during the 12-month periods commencing on November 1, 2013, 2014, 2015 and 2016, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
Change of Control. Upon the occurrence of a change of control, as defined in the Indenture, the Issuers must give holders of notes the opportunity to sell the Issuers their 9.125% notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the 9.125% notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s.
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
Interest Rate and Fees. At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of January 3, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.00% as of January 3, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
Security. The U.S. security agreement provides that all obligations of the U.S. borrowers and the U.S. guarantors are secured by a security interest in substantially all of our present and future property and assets, including a first-priority security interest in our capital stock and a second-priority security interest in the capital stock of each of our direct, material wholly-owned restricted subsidiaries. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL collateral and a security interest in substantially all of our Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
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
As of January 3, 2015, there was $69.4 million drawn under the Amended and Restated Revolving Credit Agreement and $99.1 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the revolving credit commitment was 3.5% and 4.3%, respectively, as of January 3, 2015. We had letters of credit outstanding of $11.6 million as of January 3, 2015 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
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
On March 23, 2015, the Amended and Restated Revolving Credit Agreement was amended to permit, among other things, for the period commencing on and including April 3, 2015 through and including June 5, 2015, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $15.0 million for a period of five consecutive business days. In addition, such amendment includes a provision for weekly borrowing base certificate reporting for the period commencing on and including April 12, 2015 through and including June 10, 2015 in lieu of delivery of a borrowing base certificate after each fiscal month.
The fixed charge coverage ratio was 0.54:1.00 for the four consecutive fiscal quarter test period ended January 3, 2015. As of January 3, 2015, we have not triggered such fixed charge coverage ratio covenant as excess availability of $79.1 million as of such date was in excess of the covenant trigger threshold. Based on our current projections, we expect that our excess availability will be reduced in the first half of 2015 due to the seasonality of our business. Currently we do not expect to trigger such covenant for 2015. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.

In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors.” We were in compliance with such financial covenants as of January 3, 2015.
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
CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of January 3, 2015.

	Payments Due by Fiscal Year
(in thousands)	Total	2015	2016	2017	2018	2019	After 2019
Long-term debt (1)	$830,000	$—	$—	$830,000	$—	$—	$—
Interest payments on 9.125% notes	214,591	75,738	75,738	63,115	—	—	—
Operating leases (2)	133,259	34,709	28,593	23,575	18,580	13,441	14,361
Expected pension contributions (3)	39,105	7,767	7,777	8,270	7,974	7,317	—
Total	$1,216,955	$118,214	$112,108	$924,960	$26,554	$20,758	$14,361

(1)
Represents principal amounts only. As of January 3, 2015, our long-term debt consists of $830.0 million aggregate principal amount of 9.125% notes and we have $69.4 million in borrowings outstanding under our ABL facilities. The stated maturity date of our 9.125% notes is November 1, 2017. We are not able to reasonably estimate the cash payments for interest associated with the ABL facilities due to the significant estimation required related to both market rates as well as projected principal payments. See Note 11 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(2)	For additional information on our operating leases, see Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(3)
Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2019.

Net long-term deferred income tax liabilities as of January 3, 2015 were $88.3 million. This amount is excluded from the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.     As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At January 3, 2015, we had unrecognized tax benefits of $1.0 million relating to uncertain tax positions. Due to our federal net operating loss position, the settlement of such tax positions would be offset by the net operating losses, resulting in no outlay of cash.
Consistent with industry practice, we provide homeowners with limited warranties on certain products, primarily related to window and siding product categories. We have recorded reserves of $89.9 million at January 3, 2015 related to warranties issued to homeowners. We estimate that $8.6 million will be paid in 2015 to satisfy warranty obligations; however, we cannot reasonably estimate payments by year for 2016 and thereafter due to the nature of the obligations under these warranties.

OFF-BALANCE SHEET ARRANGEMENTS
We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
At January 3, 2015, we had stand-by letters of credit of $11.6 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL facilities. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify the lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. In 2014, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
EFFECTS OF INFLATION
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At January 3, 2015, we had no raw material hedge contracts in place.
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

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to recoverability of intangibles and other long-lived assets, customer programs and incentives, allowance for doubtful accounts, inventories, warranties, valuation allowances for deferred tax assets, pensions and postretirement benefits and various other allowances and accruals. We base our estimates on historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
We believe the following critical accounting policies contain some of the more significant judgments and estimates we use in the preparation of our consolidated financial statements.
Revenue Recognition. We primarily sell and distribute our products through two channels: direct sales from our manufacturing facilities to independent distributors and dealers and sales to contractors through our company-operated supply centers. Direct sales revenue is recognized when our manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and sales generated through our supply centers, revenue is not recognized until collectability is reasonably assured. A substantial portion of our sales is in the repair and remodel segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from our customers.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts involving installation, revenue recognition is dependent on the type of contract under which we are performing. For single-family residential contracts, revenue is recognized when the installation is complete. For multi-family residential or commercial contracts, revenue is recognized based on percentage of completion. We collect sales, use, and value-added taxes that are imposed by governmental authorities on and concurrent with sales to our customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
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
Accounts Receivable. We record accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the recoverability is considered remote. Accounts receivable which are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in other assets in the Consolidated Balance Sheets.
Inventories. We value our inventories at the lower of cost (first-in, first-out) or market value. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Market value is estimated based on the inventories’ current replacement costs by purchase or production; however, market value shall not exceed net realizable value or be lower than net realizable value less normal profit margins. The market and net realizable values of inventory require estimates and judgments based on our historical write-down experience, anticipated write-downs based on future merchandising plans and consumer demand, seasonal considerations, current market conditions and expected industry trends. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our estimates of market value generally are not sensitive to management assumptions. Replacement costs and net realizable values are based on actual recent purchases and selling prices, respectively. We believe that our average days of inventory on hand indicate that market value declines are not a significant risk and that we do not maintain excess levels of inventory.
Goodwill and Other Intangible Assets. In accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the carrying value of our goodwill and other indefinite-lived intangible assets for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. As the consolidated entity represents the only component that constitutes a business for which discrete financial information is reviewed by our chief operating decision maker for the purpose of making decisions about resources to be allocated and assessing performance, we conclude that we have one reporting unit, which is the same as our single operating segment, and we perform our goodwill impairment assessment for our Company as a whole. The impairment test is conducted using an income approach. As we do not have a market for our equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. We conduct our impairment test of goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each year, or as indicators of potential impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measurements.
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
During the third quarter of 2014, due to the continued decline in operating results, management believed an indicator of potential impairment existed for indefinite-lived intangible assets and performed interim impairment testing as of August 31, 2014. We completed step one of our goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of our single reporting unit was lower than the carrying value. As a result, we were required to proceed to step two of our impairment analysis, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million. During the fourth quarter, we finalized step two of the impairment analysis and reduced the goodwill impairment charge by $4.3 million, thereby resulting in a final impairment charge, including goodwill and indefinite-lived intangible assets, of $233.9 million for 2014.
In addition to the interim impairment testing, we performed our annual impairment test of goodwill as of beginning of the fourth quarter of 2014. No additional impairment charges were recorded as the fair value of the reporting unit was higher than the carrying value.
Income Taxes. We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Income tax expense includes both current and deferred taxes. Deferred tax assets and liabilities may be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. When an uncertain tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of expense and benefit to be recognized in our financial statements. No tax benefit is recognized in our financial statements for tax positions that do not meet the more-likely-than-not threshold. We recognize interest and penalties related to income taxes and uncertain tax positions within income tax expense. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted.
Product Warranty Costs. Consistent with industry practice, we provide homeowners with limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. We have various options for remedying product warranty claims including repair, refinishing or replacement of the defective product, the cost of which is directly absorbed by us. Warranties also become reduced under certain conditions of time and/or change in home ownership. Certain metal coating suppliers provide warranties on materials sold to us that mitigate the costs incurred by us. Reserves for future warranty costs are provided based on management’s estimates utilizing an actuarial calculation performed by an independent valuation firm that projects future remedy costs using historical data trends of claims incurred, claim payments, sales history of products to which such costs relate and other factors.
As a result of the Merger and the application of purchase accounting, we adjusted our warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger, which was based on an actuarial calculation performed by an independent valuation firm. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions we believe market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in our warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at January 3, 2015 is $6.3 million. The provision for warranties is reported within Cost of sales in the Consolidated Statements of Comprehensive Loss.
Pension and non-pension post-retirement benefit plans. The costs for these plans are determined from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets.
We used weighted average discount rates of 4.81% and 4.78% for the year ended January 3, 2015 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the discount rate would decrease 2015 net periodic pension costs by $0.2 million and $0.4 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the discount rate would increase 2015 net periodic pension costs by $1.0 million and $0.4 million for domestic and foreign plans, respectively.
We used weighted average long-term rate of return on assets of 7.50% and 6.30% for the year ended January 3, 2015 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the long-term rate of return would decrease 2015 net periodic pension costs by $0.6 million and $0.7 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the long-term rate of return would increase 2015 net periodic pension costs by $0.6 million and $0.7 million for the domestic and foreign pension plans, respectively.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions.
FORWARD-LOOKING STATEMENTS
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	our substantial level of indebtedness;

•	our ability to comply with certain financial covenants in the Indenture and ABL facilities and the restrictions such covenants impose on our ability to operate our business;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	our ability to generate sufficient cash, or access capital resources, to service all our debt obligations, working capital needs and planned capital expenditures;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	increases in union organizing activity;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	in the event of default under the Indenture or the ABL facilities, the ability of creditors under the Indenture and the ABL facilities to foreclose on the capital stock of our operating subsidiaries;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by the H&F Investors; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” and elsewhere in this report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of January 3, 2015, we had $69.4 million of borrowings outstanding under our ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total interest expense by $0.7 million.
As of January 3, 2015, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities would be, at our option, equal to either a U.S. or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of January 3, 2015 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $652.8 million based on quoted market prices as of January 3, 2015.
FOREIGN CURRENCY EXCHANGE RATE RISK
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. We were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million at January 3, 2015.
We experienced foreign currency translation loss of $22.4 million, net of tax, for the year ended January 3, 2015, which was included within accumulated other comprehensive loss in the Consolidated Balance Sheets. A 10% strengthening or weakening from the levels experienced during 2014 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $4 million decrease or increase, respectively, in net loss for the year ended January 3, 2015.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets	43

As of January 3, 2015 and December 28, 2013

Consolidated Statements of Comprehensive Loss	44

Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Consolidated Statements of Member’s (Deficit) Equity	45

Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Consolidated Statements of Cash Flows	46

Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Associated Materials, LLC
We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of comprehensive loss, member’s (deficit) equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2015 and December 28, 2013, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 23, 2015

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,963	$20,815
Accounts receivable, net	125,121	125,263
Inventories	145,532	133,469
Income taxes receivable	144	792
Deferred income taxes	2,439	4,685
Prepaid expenses and other current assets	15,859	10,842
Total current assets	295,058	295,866
Property, plant and equipment, net	93,900	100,945
Goodwill	317,257	471,791
Other intangible assets, net	437,300	563,224
Other assets	18,662	24,793
Total assets	$1,162,177	$1,456,619

LIABILITIES AND MEMBER’S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$94,768	$96,974
Accrued liabilities	81,734	78,182
Deferred income taxes	1,292	2,441
Income taxes payable	1,782	2,139
Total current liabilities	179,576	179,736
Deferred income taxes	88,330	126,204
Other liabilities	129,016	117,659
Long-term debt	903,404	835,230
Commitments and contingencies
Member’s (deficit) equity:
Membership interest	555,827	555,370
Accumulated other comprehensive loss	(60,623)	(17,916)
Accumulated deficit	(633,353)	(339,664)
Total member’s (deficit) equity	(138,149)	197,790
Total liabilities and member’s (deficit) equity	$1,162,177	$1,456,619
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$1,186,973	$1,169,598	$1,142,521
Cost of sales	943,419	887,798	859,617
Gross profit	243,554	281,800	282,904
Selling, general and administrative expenses	247,283	232,281	240,027
Impairment of goodwill	144,159	—	—
Impairment of other intangible assets	89,687	—	—
(Loss) income from operations	(237,575)	49,519	42,877
Interest expense	82,527	79,751	75,520
Foreign currency loss	788	754	119
Loss before income taxes	(320,890)	(30,986)	(32,762)
Income tax (benefit) expense	(27,201)	2,507	5,605
Net loss	$(293,689)	$(33,493)	$(38,367)
Other comprehensive (loss) income:
Pension and other postretirement benefit adjustments, net of tax	(20,268)	19,774	(9,446)
Foreign currency translation adjustments, net of tax	(22,439)	(20,443)	8,228
Total comprehensive loss	$(336,396)	$(34,162)	$(39,585)
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S (DEFICIT) EQUITY
(In thousands)

	Membership Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member’s (Deficit) Equity

Balance at December 31, 2011	$554,297	$(16,029)	$(267,804)	$270,464
Net loss	—	—	(38,367)	(38,367)
Other comprehensive loss	—	(1,218)	—	(1,218)
Equity contribution from parent	80	—	—	80
Stock-based compensation expense	96	—	—	96
Balance at December 29, 2012	554,473	(17,247)	(306,171)	231,055
Net loss	—	—	(33,493)	(33,493)
Other comprehensive loss	—	(669)	—	(669)
Equity contribution from parent	742	—	—	742
Stock-based compensation expense	155	—	—	155
Balance at December 28, 2013	555,370	(17,916)	(339,664)	197,790
Net loss	—	—	(293,689)	(293,689)
Other comprehensive loss	—	(42,707)	—	(42,707)
Stock-based compensation expense	457	—	—	457
Balance at January 3, 2015	$555,827	$(60,623)	$(633,353)	$(138,149)

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES
Net loss	$(293,689)	$(33,493)	$(38,367)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,744	43,041	50,678
Deferred income taxes	(31,201)	(1,503)	(2,061)
Impairment of goodwill and other intangible assets	233,846	—	—
Provision for losses on accounts receivable	2,138	1,122	2,420
(Gain) loss on sale or disposal of assets	(42)	130	(12)
Amortization of deferred financing costs and premium on senior notes	3,719	4,451	4,479
Stock-based compensation expense and other non-cash charges	457	161	96
Changes in operating assets and liabilities:
Accounts receivable	(4,863)	(7,142)	(1,333)
Inventories	(15,309)	(17,696)	(1,647)
Prepaid expenses	(5,184)	(2,307)	2,953
Accounts payable	731	24,262	(6,407)
Accrued liabilities	4,406	3,529	2,666
Income taxes receivable/payable	555	(1,716)	(4,158)
Other assets	1,025	(2,185)	(1,755)
Other liabilities	(10,298)	(10,401)	(8,141)
Net cash (used in) provided by operating activities	(70,965)	253	(589)
INVESTING ACTIVITIES
Capital expenditures	(12,852)	(11,702)	(5,371)
Proceeds from the sale of assets	19	60	94
Supply center acquisition	—	(348)	—
Net cash used in investing activities	(12,833)	(11,990)	(5,277)
FINANCING ACTIVITIES
Borrowings under ABL facilities	240,222	148,861	208,471
Payments under ABL facilities	(170,810)	(226,861)	(204,171)
Equity contribution from parent	—	742	80
Issuance of senior secured notes	—	106,000	—
Financing costs	—	(5,549)	(225)
Net cash provided by financing activities	69,412	23,193	4,155
Effect of exchange rate changes on cash and cash equivalents	(466)	(235)	(69)
(Decrease) increase in cash and cash equivalents	(14,852)	11,221	(1,780)
Cash and cash equivalents at beginning of the year	20,815	9,594	11,374
Cash and cash equivalents at end of the year	$5,963	$20,815	$9,594

Supplemental Information:
Cash paid for interest	$78,322	$74,043	$71,122
Cash paid for income taxes	$4,224	$4,685	$11,920

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
NATURE OF OPERATIONS
Associated Materials, LLC (the “Company”) was founded in 1947 when it first introduced residential aluminum siding under the Alside® name and is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company provides a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that it sources from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. The Company also provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 126 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 275 independent distributors, dealers and national account customers.
BASIS OF PRESENTATION
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a 100% owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, the Company is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (such investment funds, the “H&F Investors”).
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. The Company’s 2014 fiscal year that ended January 3, 2015 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2014. The Company’s 2013 and 2012 fiscal years ended on December 28, 2013 and December 29, 2012, respectively, and included 52 weeks of operations.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to recoverability of intangibles and other long-lived assets, customer programs and incentives, allowance for doubtful accounts, inventories, warranties, valuation allowances for deferred tax assets, pensions and postretirement benefits and various other allowances and accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
REVENUE RECOGNITION
The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectability is reasonably assured. A substantial portion of the Company’s sales is in the repair and remodel segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. Sales to one customer and its licensees represented approximately 14% of net sales in 2014 and approximately 13% of total net sales in each of 2013 and 2012.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. For contracts involving installation, revenue recognition is dependent on the type of contract under which the Company is performing. For single-family residential contracts, revenue is recognized when the installation is complete. For multi-family residential or commercial contracts, revenue is recognized based on percentage of completion. The Company collects sales, use, and value-added taxes that are imposed by governmental authorities on and concurrent with sales to the Company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities.
The Company offers certain sales incentives to customers who become eligible based on the volume of purchases made during the calendar year. The sales incentive programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are accrued throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, the Company does not receive an identifiable benefit in exchange for the consideration, and therefore, the Company characterizes the volume rebate to the customer as a reduction of revenue in the Company’s Consolidated Statements of Comprehensive Loss.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
ACCOUNTS RECEIVABLE
The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the recoverability is considered remote. Accounts receivable that are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in other assets in the Consolidated Balance Sheets. See Note 3 for further information.
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
PROPERTY, PLANT AND EQUIPMENT
Additions to property, plant and equipment are stated at cost. The cost of maintenance and repairs to property, plant and equipment is charged to operations in the period incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful lives are approximately 20 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement.
Property, plant and equipment are reviewed for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the event that assets are held for sale, depreciation is discontinued and such assets are reported at the lower of the carrying amount or fair value, less costs to sell. See Note 5 for further information.
GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
In accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, the Company evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. As the consolidated entity represents the only component that constitutes a business for which discrete financial information is reviewed by the Company’s chief operating decision maker for the purpose of making decisions about resources to be allocated and assessing performance, the Company concludes that it has one reporting unit, which is the same as its single operating segment, and the Company performs its goodwill impairment assessment for the Company as a whole. The impairment test is conducted using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. The Company conducts its impairment test of its goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each year, or as indicators of potential impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measurements. See Note 6 for further information.
PRODUCT WARRANTY COSTS
Consistent with industry practice, the Company provides to homeowners limited warranties on certain products, primarily related to window and siding product categories. Warranties are of varying lengths of time from the date of purchase up to and including lifetime. Warranties cover product failures such as seal failures for windows and fading and peeling for siding products, as well as manufacturing defects. The Company has various options for remedying product warranty claims including repair, refinishing or replacement of the defective product, the cost of which is directly absorbed by the Company. Warranties also become reduced under certain conditions of time and/or change in home ownership. Certain metal coating suppliers provide warranties on materials sold to the Company that mitigate the costs incurred by the Company. Reserves for future warranty costs are provided based on management’s estimates utilizing an actuarial calculation performed by an independent valuation firm that projects future remedy costs using historical data trends of claims incurred, claim payments, sales history of products to which such costs relate and other factors. See Note 9 for further information.
INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Income tax expense includes both current and deferred taxes. Deferred tax assets and liabilities may be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of any tax assets recorded on the balance sheet and provides any necessary allowances as required. When an uncertain tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of expense and benefit to be recognized in the financial statements. No tax benefit is recognized in the financial statements for tax positions that do not meet the more-likely-than-not threshold. The Company recognizes interest and penalties related to income taxes and uncertain tax positions within income tax expense. The effect of a change to the deferred tax assets or liabilities as a result of new tax law, including tax rate changes, is recognized in the period that the tax law is enacted. See Note 12 for further information.
DERIVATIVES AND HEDGING ACTIVITIES
In accordance with FASB ASC Topic 815, Derivatives and Hedging, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss in the accompanying Consolidated Statements of Comprehensive Loss. At January 3, 2015, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million at such date.

STOCK PLANS
The Company accounts for equity-based payments to employees and directors, including grants of restricted stock and restricted stock unit awards, in accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), which requires that equity-based payments (to the extent they are compensatory) be measured and recognized in the Company’s Consolidated Statements of Comprehensive Loss using a fair value method. See Note 14 for further information.
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
In connection with the Merger and the application of purchase accounting, the Company evaluated its operating leases and recorded adjustments to reflect the fair market values of its operating leases. As a result, a favorable lease asset of $0.8 million and an unfavorable lease liability of $5.0 million were recorded based on the then current market analysis. The favorable lease asset and unfavorable lease liability are being amortized over the related remaining lease terms and are reported within cost of sales and selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Comprehensive Loss beginning October 13, 2010. The unamortized balances as of January 3, 2015 for the lease asset and lease liability were $0.1 million and $2.4 million, respectively.
LITIGATION EXPENSES
The Company is involved in certain legal proceedings. The Company recognizes litigation related expenses in the period in which the litigation services are provided. See Note 17 for further information.
COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For products manufactured by the Company, cost of sales includes the cost of purchasing raw materials, net of vendor rebates, payroll and benefit costs for direct and indirect labor incurred at the Company’s manufacturing locations including purchasing, receiving and inspection, inbound freight charges, freight charges to deliver product to the Company’s supply centers, and freight charges to deliver product to the Company’s independent distributor and dealer customers. It also includes all variable and fixed costs incurred to operate and maintain the manufacturing locations and machinery and equipment, such as lease costs, repairs and maintenance, utilities and depreciation. For third-party manufactured products, which are sold through the Company’s supply centers, cost of sales includes the cost to purchase product, net of vendor rebates, as well as inbound freight charges.
SG&A expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are accrued as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of SG&A expense totaled $3.9 million, $3.8 million and $4.5 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Shipping and handling costs included in SG&A expense totaled $31.6 million, $30.8 million and $31.9 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

Research and development activities are principally related to new product development and are reported within cost of sales and SG&A expenses in the Consolidated Statements of Comprehensive Loss. For the year ended December 28, 2013, the Company incurred expenses of $4.0 million for research and development activities related to the new window platform that was launched in January 2014. Costs related to research and development were immaterial for the years ended January 3, 2015 and December 29, 2012.
MARKETING AND ADVERTISING
Marketing and advertising costs are generally expensed as incurred. Marketing and advertising expense was $11.6 million, $8.8 million and $11.0 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement and cash flow amounts are translated into U.S. dollars at the average exchange rates prevailing during the year. Translation adjustments arising from the use of different exchange rates from period to period are reflected as a component of member’s (deficit) equity within accumulated other comprehensive income (loss). Gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary are included in foreign currency gain (loss) in the Company’s Consolidated Statements of Comprehensive Loss.
RECENT ACCOUNTING PRONOUNCEMENTS
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide certain disclosures if it concludes that substantial doubt exists. ASU 2014-15 is effective for all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2014-15 will have a material impact on its consolidated financial position, results of operations or cash flows.
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

2. RELATED PARTIES
HUB International
During the year ended January 3, 2015, the Company paid HUB International Midwest Limited, a portfolio company of H&F Investors, $0.1 million in connection with consulting services related to the placement and/or servicing of certain portions of the Company’s insurance coverage, which is included in SG&A.
Relocation Arrangements with Certain Executive Officers
During the year ended December 28, 2013, pursuant to the employment and relocation agreements with Jerry W. Burris, the Company’s former Chief Executive Officer and President, and Paul Morrisroe, the Company’s former Chief Financial Officer, the Company paid Mr. Burris and Mr. Morrisroe make-whole payments of $0.8 million and $0.1 million, respectively, to compensate each executive for the loss recognized on the sale of their respective residences.
AlixPartners
During the year ended December 29, 2012, the Company paid AlixPartners, LLP (“AlixPartners”), a former portfolio company of H&F Investors, $0.5 million in connection with operational improvement projects, including projects related to purchasing, manufacturing, inventory and logistics, which is included in SG&A. There were no such payments made to AlixPartners during the years ended January 3, 2015 or December 28, 2013.
3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
Balance at beginning of period	$8,692	$9,171	$7,823
Provision for losses	2,138	1,122	2,420
Losses sustained (net of recoveries)	(2,739)	(1,601)	(1,072)
Balance at end of period	$8,091	$8,692	$9,171
Allowance for doubtful accounts on accounts receivable consists of (in thousands):

	January 3, 2015	December 28, 2013
Allowance for doubtful accounts, current	$3,542	$3,198
Allowance for doubtful accounts, non-current	4,549	5,494
	$8,091	$8,692
4. INVENTORIES
Inventories consist of (in thousands):

	January 3, 2015	December 28, 2013
Raw materials	$29,300	$32,129
Work in process	16,442	9,356
Finished goods	99,790	91,984
	$145,532	$133,469

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	January 3, 2015	December 28, 2013
Land	$13,461	$14,487
Buildings	39,674	40,090
Machinery and equipment	120,945	107,983
Construction in progress	3,934	7,725
	178,014	170,285
Less accumulated depreciation	84,114	69,340
	$93,900	$100,945
Depreciation expense was $17.1 million, $17.0 million and $23.2 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
During 2014, the Company acquired assets totaling $0.7 million that remain unpaid as of January 3, 2015. During 2013, the Company acquired assets totaling $0.6 million that remain unpaid as of December 28, 2013. Consequently, these amounts are reflected as non-cash investing activities on the Consolidated Statements of Cash Flows. Construction in progress as of January 3, 2015 and December 28, 2013 consists primarily of the Company’s investment in the new window platform, which was launched on the East Coast in early 2014 and continues to be rolled out on the West Coast.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with FASB ASC 350, the Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The impairment test is conducted using an income approach. As there is currently no market for the Company’s equity, management performs the impairment analysis utilizing a discounted cash flow approach that incorporates current estimates regarding performance and macroeconomic factors, discounted at a weighted average cost of capital.
During the first half of 2014, the Company experienced a decline in operating results primarily due to unfavorable weather conditions, weaker growth in the repair and remodeling market and incremental costs associated with the launch of its new window platform. Management initially believed that the impact of some of these conditions could be quickly remedied. However, since lower-than-expected operating results continued throughout the third quarter, the Company determined that an indicator of potential impairment existed and it is more-likely-than not that its indefinite-lived intangible assets were impaired. It therefore, performed interim impairment testing as of August 31, 2014.
The Company completed step one of its goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of its single reporting unit was lower than its carrying value. This required the Company to proceed to step two of its impairment analysis. Based on preliminary calculations, the Company recorded an estimated goodwill impairment loss of $148.5 million during the quarter ended September 27, 2014. During the fourth quarter, the Company finalized step two of the impairment analysis and reduced the impairment charge by $4.3 million, for a final impairment charge of $144.2 million. The goodwill impairment charge is a non-cash item and does not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement. There is no tax benefit associated with this non-cash charge.
In addition to the interim impairment testing of goodwill, the Company conducted its annual impairment testing as of beginning of the fourth quarter of 2014. No impairment charges were recorded as the fair value of its reporting unit was higher than its carrying value. During each of 2013 and 2012, the Company completed the annual impairment test of goodwill and based on the results of the testing, no impairment charges were recorded.

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 29, 2012	$482,613
Foreign currency translation	(10,822)
Balance at December 28, 2013	471,791
Impairment	(144,159)
Foreign currency translation	(10,375)
Balance at January 3, 2015	$317,257

At January 3, 2015 and December 28, 2013 accumulated goodwill impairment losses were $228.5 million and $84.3 million, respectively, exclusive of foreign currency translation.

The Company’s other intangible assets consist of the following (in thousands):

	January 3, 2015			December 28, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$321,836	$106,655	$215,181	$327,280	$82,874	$244,406
Amortized non-compete agreements	20	16	4	20	11	9
Total amortized intangible assets	321,856	106,671	215,185	327,300	82,885	244,415
Non-amortized trade names (1)	222,115	—	222,115	318,809	—	318,809
Total intangible assets	$543,971	$106,671	$437,300	$646,109	$82,885	$563,224

(1)	Balances at January 3, 2015 and December 28, 2013 include impairment charges of $89.7 million recorded in 2014 and $79.9 million recorded in 2011, respectively.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are tested for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. During 2014, as noted above, management determined that an indicator of potential impairment existed for the non-amortized trade names as of August 31, 2014 and completed an interim test of the fair value with the assistance of an independent valuation firm. Using the income approach, the Company determined that the fair value of certain non-amortized trade names was lower than the carrying value, and consequently, the Company recorded an impairment charge of $89.7 million during the quarter ended September 27, 2014. During each of 2014, 2013 and 2012, the Company completed the annual impairment test of intangible assets with indefinite lives and based on the results of the testing, no impairment charges were recorded.
Finite lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $25.7 million, $26.0 million and $26.2 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Amortization expense is estimated to be approximately $25 million per year for fiscal years 2015, 2016, 2017, 2018 and 2019.
7. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	January 3, 2015	December 28, 2013
Employee compensation	$11,355	$14,621
Sales promotions and incentives	25,786	20,954
Warranty reserves	9,312	9,371
Employee benefits	8,828	7,273
Interest	13,393	12,905
Taxes other than income taxes	3,220	2,994
Other	9,840	10,064
	$81,734	$78,182

Other liabilities consist of (in thousands):

	January 3, 2015	December 28, 2013
Pensions and other postretirement plans	$40,138	$25,998
Warranty reserves	80,628	83,836
Other	8,250	7,825
	$129,016	$117,659
8. MANUFACTURING RESTRUCTURING COSTS
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009 and recorded a restructuring liability related to lease costs associated with the discontinued use of the warehouse facility. During 2014, the Company re-measured its restructuring liability due to changes in the expected amount and timing of cash flows related to taxes and insurance over the remaining lease term. As a result, the Company decreased the restructuring liability and recognized a benefit of $0.3 million within SG&A expenses reported in the Consolidated Statements of Comprehensive Loss for the year ended January 3, 2015.
Changes in the manufacturing restructuring liability are as follows (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
Balance at beginning of period	$2,772	$3,387	$4,086
Decrease	(331)	—	—
Accretion of related lease obligations	495	516	545
Payments	(976)	(1,131)	(1,244)
Balance at end of period	$1,960	$2,772	$3,387
The remaining restructuring liability was included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets and will continue to be paid over the lease term, which ends April 2020.
9. PRODUCT WARRANTY COSTS
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to its window and siding product categories.
Changes in the warranty reserve are as follows (in thousands):

	January 3, 2015	December 28, 2013	December 29, 2012
Balance at beginning of period	$93,207	$97,471	$101,163
Provision for warranties issued and changes in estimates for pre-existing warranties	4,658	4,040	4,098
Claims paid	(6,816)	(7,383)	(8,133)
Foreign currency translation	(1,109)	(921)	343
Balance at end of period	$89,940	$93,207	$97,471
As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger, which was based on an actuarial calculation performed by an independent valuation firm that projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in the Company’s warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at January 3, 2015 was $6.3 million. The provision for warranties was reported within “Cost of sales” in the Consolidated Statements of Comprehensive Loss.

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
On February 20, 2012, Mr. Nagle was appointed President, AMI Distribution. On February 24, 2012, Stephen E. Graham resigned from his position as Senior Vice President – Chief Financial Officer and Secretary of the Company. On February 27, 2012, the Company entered into an employment agreement with Mr. Morrisroe, pursuant to which he agreed to serve as the Company’s Senior Vice President, Chief Financial Officer and Secretary. The Company’s Senior Vice President of Human Resources, John F. Haumesser, resigned from his position effective April 19, 2012 and was succeeded by James T. Kenyon, who was named Senior Vice President and Chief Human Resources Officer on June 4, 2012.
The Company recorded $3.8 million, $1.4 million and $3.4 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively, for separation and hiring costs, including payroll taxes, certain benefits and related professional fees. These separation and hiring costs were recorded as a component of SG&A expenses in the Consolidated Statements of Comprehensive Loss. As of January 3, 2015, remaining separation costs of $1.1 million were accrued, which will be paid at various dates throughout 2016.
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
11. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	January 3, 2015	December 28, 2013
9.125% Senior Secured Notes	$834,004	$835,230
Borrowings under the ABL facilities	69,400	—
	$903,404	$835,230
9.125% Senior Secured Notes due 2017
In October 2010, the Company and AMH New Finance, Inc., its wholly-owned subsidiary (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its senior secured asset-based revolving credit facilities (“ABL facilities”) and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $4.0 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of January 3, 2015.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.

The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $652.8 million and $891.2 million based on quoted market prices as of January 3, 2015 and December 28, 2013, respectively.
The Company may from time to time, in its sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On April 15, 2014, Parent filed a request with the SEC to withdraw the Registration Statement on Form S-1 filed by Parent on July 15, 2013 for a proposed IPO of its common stock. The registration statement was withdrawn because a determination has been made not to proceed with an IPO of Parent’s common stock at this time.
Guarantees. The 9.125% notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ 100% owned direct and indirect domestic subsidiaries (“guarantors”) that guarantee the Company’s obligations under the ABL facilities.
Collateral. The 9.125% notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the 9.125% notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, owned real property valued at $5.0 million or more and all present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly 100% owned domestic subsidiaries and 65% of the present and future shares of capital stock, of each of the Issuers’ and each guarantor’s directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), in each case subject to the Rule 3-16 exclusion described below, certain exceptions and customary permitted liens. In addition, the 9.125% notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.
The capital stock and other securities of any subsidiary will be excluded from the collateral securing the 9.125% notes and the guarantees to the extent that the pledge of such capital stock and other securities would result in the Company being required to file separate financial statements of such subsidiary with the SEC pursuant to Rule 3-16 or Rule 3-10 of Regulation S-X under the Securities Act of 1933, as amended. Rule 3-16 of Regulation S-X requires the presentation of a company’s standalone, audited financial statements if that company’s capital stock or other securities are pledged to secure the securities of another issuer, and the greatest of the principal amount, par value, book value and market value of the pledged stock or securities equals or exceeds 20% of the principal amount of the securities secured by such pledge. Accordingly, the collateral securing the 9.125% notes and the guarantees may in the future exclude the capital stock and securities of the Company’s subsidiaries, in each case to the extent necessary to not be subject to such requirement.
Optional Redemption. The Issuers have the option to redeem the 9.125% notes, in whole or in part, at any time on or after November 1, 2013 at redemption prices (expressed as percentages of principal amount of the 9.125% notes to be redeemed) of 106.844% and 104.563%, 102.281% and 100.000% during the 12-month periods commencing on November 1, 2013, 2014, 2015 and 2016, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
Change of Control. Upon the occurrence of a change of control, as defined in the Indenture, the Issuers must give holders of notes the opportunity to sell the Issuers their 9.125% notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the 9.125% notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s.
ABL Facilities
In October 2010, the Company entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (the “Amended and Restated Revolving Credit Agreement”), to, among other things, extend the maturity date of the Revolving Credit Agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, the Company terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the

London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of January 3, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.00% as of January 3, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
On March 23, 2015, the Amended and Restated Revolving Credit Agreement was amended to permit, among other things, for the period commencing on and including April 3, 2015 through and including June 5, 2015, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $15.0 million for a period of five consecutive business days. In addition, such amendment includes a provision for weekly borrowing base certificate reporting for the period commencing on and including April 12, 2015 through and including June 10, 2015 in lieu of delivery of a borrowing base certificate after each fiscal month.
The fixed charge coverage ratio was 0.54:1.00 for the four consecutive fiscal quarter test period ended January 3, 2015. The Company has not triggered such fixed charge coverage ratio covenant as of January 3, 2015, as excess availability of $79.1 million as of such date was in excess of the covenant trigger threshold. Based on current projections, the Company expects that the excess availability will be reduced in the first half of 2015 due to the seasonality of its business. The Company currently does not expect to trigger the fixed charge coverage ratio test for 2015.

As of January 3, 2015, there was $69.4 million drawn under the Company’s Amended and Restated Revolving Credit Agreement and $99.1 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the revolving credit commitment was 3.5% and 4.3%, respectively, as of January 3, 2015. The Company had letters of credit outstanding of $11.6 million as of January 3, 2015 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
12. INCOME TAXES
Loss before income taxes is as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
U.S.	$(268,991)	$(37,150)	$(42,755)
Canada	(51,899)	6,164	9,993
	$(320,890)	$(30,986)	$(32,762)

Income tax (benefit) expense for the periods presented consists of (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal	$(14)	$(802)	$(107)
State	16	657	328
Foreign	3,998	4,155	7,445
	4,000	4,010	7,666
Deferred:
Federal	(20,844)	397	(240)
State	(3,084)	(467)	(478)
Foreign	(7,273)	(1,433)	(1,343)
	(31,201)	(1,503)	(2,061)
Income tax (benefit) expense	$(27,201)	$2,507	$5,605

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred income taxes are as follows (in thousands):

	January 3, 2015	December 28, 2013
Deferred income tax assets:
Medical benefits	$1,708	$1,642
Allowance for doubtful accounts	3,278	3,420
Pension and other postretirement plans	12,430	7,413
Inventory costs	1,592	1,885
Warranty costs	33,819	34,611
Net operating loss carryforwards	162,925	133,783
Foreign tax credit carryforwards	4,455	4,455
Accrued expenses and other	11,437	11,518
Total deferred income tax assets	231,644	198,727
Valuation allowance	(111,888)	(74,075)
Net deferred income tax assets	119,756	124,652
Deferred income tax liabilities:
Depreciation	15,815	19,151
Intangible assets	157,546	200,481
Tax liability on unremitted foreign earnings	10,496	1,868
Gain on debt extinguishment	17,933	22,241
Other	5,149	4,871
Total deferred income tax liabilities	206,939	248,612
Net deferred income tax liabilities	$(87,183)	$(123,960)
As of January 3, 2015, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $408.1 million and foreign tax credit carryforwards of $4.5 million. The U.S. NOL carryforwards expire in years 2031 through 2034 and the foreign tax credit carryforward expires in year 2017. In addition, the Company has tax benefits related to state NOL carryforwards of $20.6 million, which expire in the years 2015 through 2034.
As of January 3, 2015, the Company had total federal, state, and foreign deferred tax assets before valuation allowances of $199.6 million, $25.7 million, and $6.3 million, respectively. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. To the extent the reversal of deferred tax liabilities is relied upon in the Company’s assessment of the realizability of deferred tax assets, the Company has determined that they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. Deferred tax liabilities related to non-amortizable intangibles or otherwise not reversing, were not offset against deferred tax assets. The Company has not identified any significant U.S. tax planning strategies to support the utilization of deferred tax assets. After reviewing all available positive and negative evidence as of January 3, 2015 and December 28, 2013, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets since the Company is in a three-year cumulative loss position in the U.S. and it was unable to identify any strong positive evidence, other than the reversal of the appropriate deferred tax liabilities. Therefore, as of January 3, 2015, $119.8 million of the total deferred tax assets of $231.6 million was considered more-likely- than-not to be realized, resulting in a valuation allowance of $111.9 million. Of this amount, $96.9 million relates to U.S. federal and $15.0 million relates to state jurisdictions. The net valuation allowance provided against these U.S. net deferred tax assets during 2014 increased by $37.8 million. Of this amount, $32.1 million was recorded as an increase in 2014 provision for income taxes with the remainder being reflected through other comprehensive income. The Company reviews its valuation allowance related to deferred tax assets and will reverse this valuation allowance, partially or totally, when, and if, appropriate under ASC 740. The Company is in a net deferred tax liability position in Canada. The future reversal of existing Canadian deferred tax liabilities are of the appropriate character and timing such that all of its Canadian deferred tax assets are considered more likely than not realizable.

The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal income tax benefit	0.5%	(2.8)%	(0.3)%
Tax liability on remitted and unremitted foreign earnings	2.4%	16.9%	12.4%
Goodwill impairment	15.7%	—%	—%
Foreign rate differential	0.4%	(1.8)%	(2.8)%
Valuation allowance	7.8%	28.6%	32.7%
Foreign tax credit and withholding taxes	0.3%	0.8%	7.3%
Prior year assessments	0.1%	2.8%	—%
Other	(0.7)%	(1.4)%	2.8%
Effective rate	(8.5)%	8.1%	17.1%
It is the Company’s intent to remit all earnings from its foreign subsidiary and as of January 3, 2015, the Company had reflected all U.S. tax costs of remittance of such earnings in its financial statements.
A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Unrecognized tax benefits, beginning of year	$7,040	$7,146	$7,860
Gross increase for tax positions of prior years	—	—	707
Gross increases for tax positions of the current year	107	147	81
Gross decreases for tax positions of prior years	(6,133)	(253)	(142)
Settlements	—	—	(1,360)
Unrecognized tax benefits, end of year	$1,014	$7,040	$7,146
As of January 3, 2015, the accrued interest related to uncertain tax positions is immaterial. The Company recorded $0.1 million of accrued interest related to uncertain tax positions as of December 28, 2013.
As of January 3, 2015, the Company is subject to U.S. federal income tax examinations for the tax years 2011 through 2013 and to non-U.S. income tax examinations for the tax years of 2011 through 2013. In addition, the Company is subject to state and local income tax examinations for the tax years 2009 through 2013. The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $1.0 million and $1.2 million as of January 3, 2015 and December 28, 2013, respectively. The Company is currently undergoing examinations of certain state income tax returns. During 2012, the Company agreed to U.S. federal tax adjustments of $1.3 million related to the 2009 tax year. The final outcome of any other examinations are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity.
The Company and its U.S. subsidiaries are included in the consolidated income tax returns filed by Associated Materials Group, Inc., its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. As of January 3, 2015 and December 28, 2013, there were no amounts due to or payable from Associated Materials Group, Inc. related to the tax sharing agreement.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Pension and other Postretirement benefit Liability	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 29, 2012	$(23,287)	$6,040	$(17,247)
Other comprehensive income (loss) before reclassifications, net of tax of $2,553	19,151	(20,443)	(1,292)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $138	623	—	623
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive loss before reclassifications, net of tax of $2,108	(20,241)	(22,439)	(42,680)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $21	(27)	—	(27)
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Reclassifications out of accumulated other comprehensive loss consists of the following (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$28	$21
Amortization of unrecognized cumulative actuarial net (gain) loss	(34)	740
Total before tax	(6)	761
Tax expense	21	138
Net of tax	$(27)	$623
Amortization of prior unrecognized service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans. See Note 15 for further information.
14. STOCK PLANS
2010 Stock Incentive Plan
In October 2010, Parent’s board of directors adopted the Associated Materials Group, Inc. 2010 Stock Incentive Plan (“2010 Plan”). The 2010 Plan is an incentive compensation plan that permits grants of equity-based compensation awards to employees, directors and consultants of Parent and its subsidiaries. Awards under the 2010 Plan may be in the form of stock options (either incentive stock options “ISO’s” or non-qualified stock options) or other stock-based awards, including restricted stock awards, restricted stock unit awards and stock appreciation rights.
The maximum number of shares originally reserved for the grant or settlement of awards under the 2010 Plan was 6,150,076 shares of Parent common stock, subject to adjustment in the event of any share dividend or split, reorganization, recapitalization, merger, consolidation, spinoff, combination, or any extraordinary dividend or other similar corporate transaction. In November 2014, Parent’s board of directors and Parent’s stockholders approved an amendment and restatement to the 2010 Plan to increase the maximum number of shares which may be issued under the 2010 Plan by 1,400,000 shares of common stock, from 6,150,076 to 7,550,076 shares of Parent common stock. Any shares subject to awards which terminate or lapse without payment of consideration may be granted again under the 2010 Plan. In the event of a change in control, Parent’s compensation committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards.
Stock Options
Options granted under the 2010 Plan were awarded at exercise prices at or above the fair market value of such stock on the date of grant. Each option holder was granted awards with time-based vesting and/or performance-based vesting provisions. Subject to the option holders’ continued employment on each vesting date, the time-based options vest with respect to 20% of the shares on each anniversary of the grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined in the 2010 Plan. Subject to the option holders’ continued employment on each vesting date, the performance-based options vest based on the achievement of Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) targets as established by Parent’s board of directors annually with respect to 20% of the shares per year over a five-year period, or if the target for a given year is not achieved, the option may vest if the applicable Adjusted EBITDA target is achieved in the next succeeding year. In addition, the performance-based options also provide that in the event of a change in control, that portion of the option that was scheduled to vest in the year in which the change in control occurs and in any subsequent years shall vest immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control or an initial public offering (“IPO”) of Parent’s common stock), any portion of the performance-based option that did not vest in any prior year because the applicable Adjusted EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent. Each option award has a contractual life of ten years.
The stock underlying the options awarded under the 2010 Plan is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the right of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by Parent, which is only likely to occur upon a liquidity event, change in control or the completion of an IPO offering of shares of Parent’s common stock. Upon such liquidity event, change in control or IPO, the repurchase feature, with respect to outstanding option awards, is removed and compensation expense related to all option awards, to the extent vested, is recognized immediately.
For the year ended January 3, 2015, Parent granted time-based options and performance-based options to purchase 3.4 million and 0.2 million shares of Parent’s common stock, respectively. None of the 2012, 2013 and 2014 tranches of performance-based awards granted were vested as of January 3, 2015 since the targets for these fiscal years were not achieved.
Stock option activity during the year ended January 3, 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term(years)
Options outstanding December 28, 2013	4,835,438	$10.52
Granted	3,598,963	9.19
Exercised	—	—
Forfeited	(2,931,841)	10.25
Options outstanding January 3, 2015	5,502,560	$9.77	8.5
Options exercisable January 3, 2015	1,158,541	$12.14	6.4
The fair value of the options granted during 2014, 2013 and 2012 was estimated at the date of the grant using the Black-Scholes model. The weighted average assumptions and fair value of the options were as follows:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Dividend yield	—%	—%	—%
Annual risk-free rate	2.26%	1.99%	1.69%
Expected life of options (years)	8.17	7.19	8.27
Volatility	42.2%	52.3%	51.0%
Weighted average fair value of options granted per share	$1.95	$2.58	$1.74
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
Restricted Stock and Restricted Stock Units Awards
Grants of restricted stock and restricted stock units have been awarded to certain officers and board members under the 2010 Plan. The awards vest at various dates with vesting periods up to five years. The weighted average fair value of restricted stock and restricted stock unit awards was $5.61 for 2014 and $4.25 for both 2013 and 2012, and was calculated using the estimated market value of the shares on the date of grant.
The following table summarizes the Company’s restricted stock and restricted stock unit award activity for the year ended January 3, 2015:

	Shares	Weighted Average Fair Value Per Share
Nonvested at December 28, 2013	85,600	$4.25
Granted	62,982	5.61
Vested	(88,382)	5.22
Forfeited	(8,000)	4.25
Nonvested at January 3, 2015	52,200	$4.25
As of January 3, 2015, there was $13.4 million of unrecognized compensation cost related to Parent’s stock-based awards granted under the 2010 Plan and this cost is expected to be recognized at the time of a liquidity event or IPO. Compensation cost of $0.5 million, $0.2 million and $0.1 million was incurred related to Parent’s equity-based compensation plans recorded during 2014, 2013 and 2012, respectively, which was primarily included in SG&A expenses in the Consolidated Statements of Comprehensive Loss. The Company did not receive any cash as a result of vesting and exercise of equity-based compensation awards for the year ended January 3, 2015.
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
The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant, and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). In 2014, the pension plans for Pointe Claire and Burlington were amended to reflect an increase in benefits, effective November 15, 2015 and September 1, 2016, respectively. Also, lump sum payments made to members of the Pointe Claire plan in 2014 and 2013 upon termination and retirement, totaled more than the sum of the service cost and interest costs and as a result, the Company recorded settlement losses of $0.1 million and $0.6 million in 2014 and 2013, respectively. The Company does not expect to incur this type of loss in 2015 and beyond, due to a current year amendment disallowing the lump sum payment feature that triggered the settlement losses in each respective year.
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
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions of up to 3.5% of eligible compensation in both the U. S. and Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were $2.7 million, $2.6 million and $2.4 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.
The change in benefit obligation and plan assets for the Company’s defined benefit pension and OPEB plans are as follows (in thousands):

	January 3, 2015			December 28, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Change in projected benefit obligation:
Projected benefit obligation at beginning of period	$67,162	$76,961	$4,856	$74,223	$85,694	$6,067
Service cost	1,233	2,373	11	1,033	2,785	12
Interest cost	3,189	3,616	186	2,902	3,769	185
Plan amendments	—	133	—	112	—	(51)
Actuarial loss (gain)	14,218	11,442	343	(7,323)	(4,322)	(818)
Settlements	—	(688)	—	—	(1,855)	—
Participant contributions	—	333	17	—	288	9
Benefits paid	(3,809)	(3,610)	(474)	(3,785)	(3,599)	(561)
Retiree drug subsidy reimbursement	—	—	43	—	—	41
Effect of foreign exchange	—	(7,848)	(34)	—	(5,799)	(28)
Projected benefit obligation at end of period	81,993	82,712	4,948	67,162	76,961	4,856
Change in plan assets:
Fair value of assets at beginning of period	54,502	67,964	—	47,922	61,965	—
Actual return on plan assets	4,297	7,191	—	7,453	9,006	—
Settlements	—	(688)	—	—	(1,855)	—
Employer contributions	3,641	5,998	457	2,912	6,768	552
Participant contributions	—	333	17	—	288	9
Benefits paid	(3,809)	(3,610)	(474)	(3,785)	(3,599)	(561)
Effect of foreign exchange	—	(6,766)	—	—	(4,609)	—
Fair value of assets at end of period	58,631	70,422	—	54,502	67,964	—
Funded status	$(23,362)	$(12,290)	$(4,948)	$(12,660)	$(8,997)	$(4,856)

Accumulated Benefit Obligation	$81,993	$76,472	$4,948	$67,162	$72,153	$4,856

The amounts recognized in consolidated balance sheets and other comprehensive loss (income) for the Company’s defined benefit pension and OPEB plans are as follows (in thousands):

	January 3, 2015			December 28, 2013
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Balance sheets:
Accrued liabilities	$—	$—	$(462)	$—	$—	$(515)
Other liabilities	(23,362)	(12,290)	(4,486)	(12,660)	(8,997)	(4,341)
Total recognized	$(23,362)	$(12,290)	$(4,948)	$(12,660)	$(8,997)	$(4,856)
Accumulated other comprehensive loss (income):
Net actuarial loss (gain)	$11,839	$12,735	$(280)	$(2,137)	$4,883	$(712)
Net prior service cost (credit)	106	479	(43)	116	380	(51)
Total recognized	$11,945	$13,214	$(323)	$(2,021)	$5,263	$(763)
For the defined benefit pension plans, the estimated net actuarial loss and prior service cost to be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $0.7 million. For the OPEB plans, the estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is immaterial.
The components of net periodic benefit cost for the Company’s pension benefit plans are as follows (in thousands):

	Years Ended
	January 3, 2015		December 28, 2013		December 29, 2012
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Service cost	$1,233	$2,373	$1,033	$2,785	$752	$2,421
Interest cost	3,189	3,616	2,902	3,769	3,056	3,925
Expected return on assets	(4,055)	(4,275)	(3,548)	(3,900)	(3,224)	(3,726)
Loss recognized due to settlements	—	117	—	599	—	—
Amortization of prior service cost	10	26	1	20	—	21
Amortization of net actuarial loss (gain)	—	54	240	508	4	45
Net periodic benefit cost	$377	$1,911	$628	$3,781	$588	$2,686
The components of other comprehensive loss (income) for the Company’s pension benefit plans are as follows (in thousands):

	Years Ended
	January 3, 2015		December 28, 2013		December 29, 2012
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net actuarial loss (gain)	$13,976	$8,023	$(11,228)	$(9,121)	$3,447	$8,040
Prior service cost	—	125	112	—	5	—
Loss recognized due to settlements	—	(117)	—	(599)	—	—
Amortization of prior service cost	(10)	(26)	(1)	(20)	—	(21)
Amortization of net actuarial (loss) gain	—	(54)	(240)	(508)	(4)	(45)
Total recognized	$13,966	$7,951	$(11,357)	$(10,248)	$3,448	$7,974

The components of net periodic benefit cost for the Company’s OPEB Plans are as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Service cost	$11	$12	$13
Interest cost	186	185	233
Amortization of prior service credit	(8)	—	—
Amortization of net actuarial (gain) loss	(88)	(8)	1
Net periodic benefit cost	$101	$189	$247
The components of other comprehensive loss (income) for the Company’s OPEB Plans are as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net actuarial loss (gain)	$342	$(817)	109
Prior service credit	—	(51)	—
Amortization of prior service credit	8	—	—
Amortization of net actuarial gain (loss)	88	8	(1)
Total recognized	$438	$(860)	108
The weighted average assumptions used to determine projected benefit obligation for the Company’s pension and OPEB plans are:

	January 3, 2015	December 28, 2013
Discount rate:
Domestic plans	4.02%	4.81%
Foreign plans	4.00%	4.78%
OPEB plans	3.69%	4.25%
Compensation increases:
Domestic plans	—%	—%
Foreign plans	3.50%	3.50%
The weighted average assumptions used to determine projected net periodic benefit cost for the Company’s pension and OPEB plans are:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Discount rate:
Domestic plans	4.81%	3.97%	4.54%
Foreign plans	4.78%	4.48%	5.17%
OPEB plans	4.25%	3.43%	4.10%
Long-term rate of return on assets:
Domestic plans	7.50%	7.50%	7.50%
Foreign plans	6.30%	6.25%	6.50%
Compensation increases:
Domestic plans	—%	—%	—%
Foreign plans	3.50%	3.50%	3.50%

The following table presents health care cost trend rates used to determine net periodic benefit cost for the Company’s OPEB plans, as well as information regarding the ultimate cost trend and the year in which their ultimate rate is reached:

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Assumed health care cost trend rate medical claims	6.8%	7.0%	7.5%
Ultimate health care cost trend	5.0%	5.0%	5.0%
Ultimate year health care cost trend rate is achieved	2023	2022	2018
A one-percentage-point increase (decrease) in the assumed health care cost trend rates has the following effects on postretirement obligations at January 3, 2015 (in thousands):

	1% Increase	1% Decrease
Increase (decrease) in accumulated postretirement benefit obligation	$325	$(280)
Increase (decrease) in aggregate service and interest cost	10	(8)
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
The Company’s financial objectives with respect to its pension plan assets are to provide growth, income from plan assets and benefits to its plan participants. The investment portfolio is designed to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis. The expected return on plan assets takes into consideration expected long-term inflation, historical returns and estimated future long-term returns based on capital market assumptions applied to the asset allocation strategy. The expected return on plan assets assumption considers asset returns over a full market cycle. Target allocations for the Domestic Plans are 60% equities, 35% fixed income and 5% cash and cash equivalents. For the Foreign Plans, allocations were previously targeted at 60% equities and 40% fixed income. However, in 2014, the Company restructured the Foreign Plans, establishing new target allocations of 30% equity and 70% fixed income in an effort to reduce plan exposure to the volatility of equity investments in favor of long-term fixed income. To attain these new target allocations, the Company has adopted a transition methodology, which uses a combination of interest rate changes and passage of time until the targeted allocation percentages are reached.
The fair values of domestic pension plan assets as of January 3, 2015 by asset category are (in thousands):

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$35,172	$—	$—	$35,172
Mutual funds	—	9,494	—	9,494
Government securities	—	11,532	—	11,532
Money funds	—	2,390	—	2,390
Cash	43	—	—	43
Total	$35,215	$23,416	$—	$58,631

The fair values of domestic pension plan assets as of December 28, 2013 by asset category are (in thousands):

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$35,089	$—	$—	$35,089
Mutual funds	—	8,240	—	8,240
Government securities	—	9,063	—	9,063
Money funds	—	2,073	—	2,073
Cash	37	—	—	37
Total	$35,126	$19,376	$—	$54,502
The fair values of foreign pension plan assets as of January 3, 2015 by asset category are (in thousands):

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled funds	$—	$70,420	$—	$70,420
Cash	2	—	—	2
Total	$2	$70,420	$—	$70,422
The fair values of foreign pension plan assets as of December 28, 2013 by asset category are (in thousands):

	December 28, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled funds	$—	$67,085	$—	$67,085
Cash	879	—	—	879
Total	$879	$67,085	$—	$67,964
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

Estimated future benefit payments are as follows (in thousands):

	Pension Plans		OPEB Plans
	Domestic Plans	Foreign Plans	Gross	Medicare Prescription Drug Subsidy
2015	$3,527	$3,083	$462	$(33)
2016	3,635	3,417	433	(32)
2017	3,785	3,431	410	(31)
2018	3,923	3,389	382	(31)
2019	4,150	3,590	366	(30)
2020 — 2024	23,175	20,580	1,515	(131)
The Company expects to make $3.1 million, $4.7 million and $0.5 million in contributions to the Domestic Plans, Foreign Plans and OPEB Plans, respectively, in 2015. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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
16. LEASE COMMITMENTS
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2015	$34,709
2016	28,593
2017	23,575
2018	18,580
2019	13,441
Thereafter	14,361
Total future minimum lease payments	$133,259
Lease expense was $39.2 million, $39.8 million, and $40.1 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The Company’s facility lease agreements typically contain renewal options.
17. COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in litigation arising in the ordinary course of business, none of which, individually or in the aggregate, after giving effect to its existing insurance coverage, is expected to have a material adverse effect on its financial position, results of operations or liquidity.
From time to time, the Company is also involved in proceedings and potential proceedings relating to environmental, product liability and other matters, the claims of which are administered by the Company in the ordinary course of business. The Company maintains pollution and remediation insurance, as well as product liability insurance to provide coverage for these types of claims. Although it is difficult to estimate the Company’s potential exposure to these matters, the Company believes that the resolution of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and

Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million that was provided by Gentek under a self-guarantee as of December 31, 2011. In March 2012, the self-guarantee was replaced by a $0.2 million standby letter of credit provided to the NJDEP, which was increased to $0.3 million in May 2013. During 2014, the Company completed the delineation studies and in early 2015 was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Product Liability Claims
On September 20, 2010, the Company and Gentek were named as defendants in an action filed in the United States District Court for the Northern District of Ohio, captioned Donald Eliason, et al. v. Gentek Building Products, Inc., et al (the “Eliason complaint”). The complaint was filed by a number of individual plaintiffs on behalf of themselves and a putative nationwide class of owners of steel and aluminum siding products manufactured by the Company and Gentek or their predecessors. The plaintiffs asserted a breach of express and implied warranty, along with related causes of action, claiming that an unspecified defect in the siding causes paint to peel off the metal and that the Company and Gentek failed adequately to honor their warranty obligations to repair, replace or refinish the defective siding. Plaintiffs sought unspecified actual and punitive damages, restitution of monies paid to the defendants and an injunction against the claimed unlawful practices, together with attorneys’ fees, costs and interest. The Eliason complaint was refiled in the Northern District of Ohio and subsequently consolidated with a number of other then-pending actions.
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Vinyl windows	$401,550	$369,869	$357,267
Vinyl siding products	213,949	216,872	227,374
Metal products	155,464	166,602	174,111
Third-party manufactured products	296,927	314,408	302,966
Other products and services	119,083	101,847	80,803
	$1,186,973	$1,169,598	$1,142,521
The Company operates principally in the U.S. and Canada. Net sales and long-lived assets by country were determined based on the location of the selling subsidiary as follows (in thousands):

	Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net Sales:
United States	$965,739	$950,977	$904,791
Canada	221,234	218,621	237,730
	$1,186,973	$1,169,598	$1,142,521

	January 3, 2015	December 28, 2013
Long-lived Assets:
United States	$64,451	$66,922
Canada	29,449	34,023
	$93,900	$100,945
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2015
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,933	$—	$—	$30	$—	$5,963
Accounts receivable, net	98,945	—	6,411	19,765	—	125,121
Intercompany receivables	356,421	—	61,740	1,794	(419,955)	—
Inventories	100,487	—	10,969	34,076	—	145,532
Income taxes receivable	—	—	144	—	—	144
Deferred income taxes	487	—	1,952	—	—	2,439
Prepaid expenses and other current assets	13,422	—	996	1,441	—	15,859
Total current assets	575,695	—	82,212	57,106	(419,955)	295,058
Property, plant and equipment, net	62,977	—	1,474	29,449	—	93,900
Goodwill	203,841	—	16,713	96,703	—	317,257
Other intangible assets, net	305,127	—	33,084	99,089	—	437,300
Intercompany receivable	—	834,004	—	—	(834,004)	—
Other assets	17,246	—	45	1,371	—	18,662
Total assets	$1,164,886	$834,004	$133,528	$283,718	$(1,253,959)	$1,162,177

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$67,160	$—	$6,679	$20,929	$—	$94,768
Intercompany payables	1,794	—	—	418,161	(419,955)	—
Accrued liabilities	70,439	—	4,683	6,612	—	81,734
Deferred income taxes	—	—	—	1,292	—	1,292
Income taxes payable	46	—	—	1,736	—	1,782
Total current liabilities	139,439	—	11,362	448,730	(419,955)	179,576
Deferred income taxes	51,012	—	13,295	24,023	—	88,330
Other liabilities	84,048	—	22,395	22,573	—	129,016
Deficit in subsidiaries	128,532	—	215,008	—	(343,540)	—
Long-term debt	900,004	834,004	—	3,400	(834,004)	903,404
Member’s deficit	(138,149)	—	(128,532)	(215,008)	343,540	(138,149)
Total liabilities and member’s deficit	$1,164,886	$834,004	$133,528	$283,718	$(1,253,959)	$1,162,177

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Year Ended January 3, 2015
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$933,837	$—	$155,953	$276,822	$(179,639)	$1,186,973
Cost of sales	758,858	—	143,315	220,885	(179,639)	943,419
Gross profit	174,979	—	12,638	55,937	—	243,554
Selling, general and administrative expenses	198,967	—	4,678	43,638	—	247,283
Impairment of goodwill	96,801	—	8,850	38,508	—	144,159
Impairment of other intangible assets	54,600	—	11,721	23,366	—	89,687
Loss from operations	(175,389)	—	(12,611)	(49,575)	—	(237,575)
Interest expense, net	80,991	—	—	1,536	—	82,527
Foreign currency loss	—	—	—	788	—	788
Loss before income taxes	(256,380)	—	(12,611)	(51,899)	—	(320,890)
Income tax benefit	(23,340)	—	(587)	(3,274)	—	(27,201)
Loss before equity loss from subsidiaries	(233,040)	—	(12,024)	(48,625)	—	(293,689)
Equity loss from subsidiaries	(60,649)	—	(48,625)	—	109,274	—
Net loss	$(293,689)	$—	$(60,649)	$(48,625)	$109,274	$(293,689)
Other comprehensive loss:
Pension and other postretirement benefit adjustments, net of tax	(20,268)	—	(8,252)	(5,889)	14,141	(20,268)
Foreign currency translation adjustments, net of tax	(22,439)	—	(22,439)	(22,439)	44,878	(22,439)
Total comprehensive loss	$(336,396)	$—	$(91,340)	$(76,953)	$168,293	$(336,396)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 3, 2015
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(77,627)	$—	$15,075	$(8,413)	$—	$(70,965)
INVESTING ACTIVITIES
Capital expenditures	(11,321)	—	(276)	(1,255)	—	(12,852)
Proceeds from the sale of assets	16	—	—	3	—	19
Payments on loans to affiliates	—	—	(14,799)	—	14,799	—
Receipts on loans to affiliates	6,500	—	—	—	(6,500)	—
Net cash used in investing activities	(4,805)	—	(15,075)	(1,252)	8,299	(12,833)
FINANCING ACTIVITIES
Borrowings under ABL facilities	156,700	—	—	83,522	—	240,222
Payments under ABL facilities	(90,700)	—	—	(80,110)	—	(170,810)
Borrowings from affiliates	14,799	—	—	—	(14,799)	—
Repayments to affiliates	—	—	—	(6,500)	6,500	—
Net cash provided by (used in) financing activities	80,799	—	—	(3,088)	(8,299)	69,412
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(466)	—	(466)
Decrease in cash and cash equivalents	(1,633)	—	—	(13,219)	—	(14,852)
Cash and cash equivalents at beginning of year	7,566	—	—	13,249	—	20,815
Cash and cash equivalents at end of year	$5,933	$—	$—	$30	$—	$5,963

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,566	$—	$—	$13,249	$—	$20,815
Accounts receivable, net	96,265	—	9,858	19,140	—	125,263
Intercompany receivables	374,444	—	57,711	1,794	(433,949)	—
Inventories	93,175	—	10,117	30,177	—	133,469
Income taxes receivable	—	—	792	—	—	792
Deferred income taxes	2,451	—	2,234	—	—	4,685
Prepaid expenses and other current assets	8,239	—	891	1,712	—	10,842
Total current assets	582,140	—	81,603	66,072	(433,949)	295,866
Property, plant and equipment, net	65,348	—	1,574	34,023	—	100,945
Goodwill	300,642	—	24,650	146,499	—	471,791
Other intangible assets, net	379,740	—	44,654	138,830	—	563,224
Intercompany receivable	—	835,230	—	—	(835,230)	—
Other assets	22,926	—	—	1,867	—	24,793
Total assets	$1,350,796	$835,230	$152,481	$387,291	$(1,269,179)	$1,456,619

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$64,272	$—	$9,531	$23,171	$—	$96,974
Intercompany payables	1,794	—	—	432,155	(433,949)	—
Accrued liabilities	63,534	—	6,392	8,256	—	78,182
Deferred income taxes	—	—	—	2,441	—	2,441
Income taxes payable	452	—	—	1,687	—	2,139
Total current liabilities	130,052	—	15,923	467,710	(433,949)	179,736
Deferred income taxes	73,862	—	16,620	35,722	—	126,204
Other liabilities	76,668	—	20,588	20,403	—	117,659
Deficit in subsidiaries	37,194	—	136,544	—	(173,738)	—
Long-term debt	835,230	835,230	—	—	(835,230)	835,230
Member’s equity	197,790	—	(37,194)	(136,544)	173,738	197,790
Total liabilities and member’s equity	$1,350,796	$835,230	$152,481	$387,291	$(1,269,179)	$1,456,619

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For The Year Ended December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$900,422	$—	$166,302	$263,604	$(160,730)	$1,169,598
Cost of sales	687,015	—	150,647	210,866	(160,730)	887,798
Gross profit	213,407	—	15,655	52,738	—	281,800
Selling, general and administrative expenses	183,250	—	5,281	43,750	—	232,281
Income from operations	30,157	—	10,374	8,988	—	49,519
Interest expense, net	77,681	—	—	2,070	—	79,751
Foreign currency loss	—	—	—	754	—	754
(Loss) income before income taxes	(47,524)	—	10,374	6,164	—	(30,986)
Income tax (benefit) expense	(1,882)	—	1,668	2,721	—	2,507
(Loss) income before equity income from subsidiaries	(45,642)	—	8,706	3,443	—	(33,493)
Equity income from subsidiaries	12,149	—	3,443	—	(15,592)	—
Net (loss) income	$(33,493)	$—	$12,149	$3,443	$(15,592)	$(33,493)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	19,774	—	9,666	7,594	(17,260)	19,774
Foreign currency translation adjustments, net of tax	(20,443)	—	(20,443)	(20,443)	40,886	(20,443)
Total comprehensive (loss) income	$(34,162)	$—	$1,372	$(9,406)	$8,034	$(34,162)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,063	$—	$(14,211)	$12,401	$—	$253
INVESTING ACTIVITIES
Capital expenditures	(10,926)	—	(56)	(720)	—	(11,702)
Proceeds from the sale of assets	56	—	—	4	—	60
Supply Center acquisition	(348)	—	—	—	—	(348)
Payments on loans to affiliates	(20,000)	—	—	—	20,000	—
Receipts on loans to affiliates	11,500	—	14,267	—	(25,767)	—
Net cash (used in) provided by investing activities	(19,718)	—	14,211	(716)	(5,767)	(11,990)
FINANCING ACTIVITIES
Borrowings under ABL facilities	99,891	—	—	48,970	—	148,861
Payments under ABL facilities	(169,391)	—	—	(57,470)	—	(226,861)
Borrowings from affiliates	—	—	—	20,000	(20,000)	—
Repayments to affiliates	(14,267)	—	—	(11,500)	25,767	—
Equity contribution from parent	742	—	—	—	—	742
Issuance of Senior Secured Notes	106,000	—	—	—	—	106,000
Financing costs	(5,074)	—	—	(475)	—	(5,549)
Net cash provided by (used in) financing activities	17,901	—	—	(475)	5,767	23,193
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(235)	—	(235)
Increase in cash and cash equivalents	246	—	—	10,975	—	11,221
Cash and cash equivalents at beginning of year	7,320	—	—	2,274	—	9,594
Cash and cash equivalents at end of year	$7,566	$—	$—	$13,249	$—	$20,815

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 29, 2012
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(5,869)	$—	$(9,514)	$14,794	$—	$(589)
INVESTING ACTIVITIES
Capital expenditures	(4,335)	—	(68)	(968)	—	(5,371)
Proceeds from sale of assets	90	—	1	3	—	94
Payments on loans to affiliates	—	—	—	(18,000)	18,000	—
Receipts on loans to affiliates	—	—	6,792	53,000	(59,792)	—
Net cash (used in) provided by investing activities	(4,245)	—	6,725	34,035	(41,792)	(5,277)
FINANCING ACTIVITIES
Borrowings under ABL facilities	116,100	—	—	92,371	—	208,471
Payments under ABL facilities	(117,600)	—	—	(86,571)	—	(204,171)
Borrowings from affiliates	18,000	—	—	—	(18,000)	—
Repayments to affiliates	(6,792)	—	(53,000)	—	59,792	—
Dividends paid	—	—	55,789	(55,789)	—	—
Equity contribution from parent	80	—	—	—	—	80
Financing costs	(209)	—	—	(16)	—	(225)
Net cash provided by (used in) financing activities	9,579	—	2,789	(50,005)	41,792	4,155
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(69)	—	(69)
Decrease in cash and cash equivalents	(535)	—	—	(1,245)	—	(1,780)
Cash and cash equivalents at beginning of year	7,855	—	—	3,519	—	11,374
Cash and cash equivalents at end of year	$7,320	$—	$—	$2,274	$—	$9,594

The condensed consolidating statement of cash flows for the years ended December 28, 2013 and December 29, 2012 have been revised to present changes in receivable from or payable to an affiliate, which resulted from deposits in and withdrawals from the Company’s cash account by its subsidiary, under a centralized cash management arrangement, and loan payments and receipts between the Company’s subsidiaries within investing and financing activities. Changes in receivable from or payable to an affiliate related to trade transactions are presented within operating activities. The Company previously reported all changes in receivable from and payable to an affiliate as cash flows in financing activities. The effect is summarized as follows (in thousands):

	Year Ended December 28, 2013
	Company (As Previously Reported)	Company (As Corrected)	Subsidiary Guarantors (As Previously Reported)	Subsidiary Guarantors (As Corrected)	Non-Guarantor Subsidiary (As Previously Reported)	Non-Guarantor Subsidiary (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
Net cash (used in) provided by operating activities	$(12,204)	$2,063	$56	$(14,211)	$12,401	$12,401	$—	$—
INVESTING ACTIVITIES
Payments on loans to affiliates	—	(20,000)	—	—	—	—	—	20,000
Receipts on loans to affiliates	—	11,500	—	14,267	—	—	—	(25,767)
Net cash (used in) provided by investing activities	(11,218)	(19,718)	(56)	14,211	(716)	(716)	—	(5,767)
FINANCING ACTIVITIES
Borrowings from affiliates	—	—	—	—	—	20,000	—	(20,000)
Repayments to affiliates	—	(14,267)	—	—	—	(11,500)	—	25,767
Intercompany transactions	(8,500)	—	—	—	8,500	—	—	—
Net cash provided by (used in) financing activities	23,668	17,901	—	—	(475)	(475)	—	5,767

	Year Ended December 29, 2012
	Company (As Previously Reported)	Company (As Corrected)	Subsidiary Guarantors (As Previously Reported)	Subsidiary Guarantors (As Corrected)	Non-Guarantor Subsidiary (As Previously Reported)	Non-Guarantor Subsidiary (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
Net cash (used in) provided by operating activities	$(7,641)	$(5,869)	$2,724	$(9,514)	$4,328	$14,794	$—	$—
INVESTING ACTIVITIES
Payments on loans to affiliates	—	—	—	—	—	(18,000)	—	18,000
Receipts on loans to affiliates	—	—	—	6,792	—	53,000	—	(59,792)
Net cash (used in) provided by investing activities	(4,245)	(4,245)	(67)	6,725	(965)	34,035	—	(41,792)
FINANCING ACTIVITIES
Borrowings from affiliates	—	18,000	—	—	—	—	—	(18,000)
Repayments to affiliates	—	(6,792)	—	(53,000)	—	—	—	59,792
Intercompany transactions	12,980	—	(58,446)	—	45,466	—	—	—
Net cash provided by (used in) financing activities	11,351	9,579	(2,657)	2,789	(4,539)	(50,005)	—	41,792

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework 2013.” Based on this assessment and subject to the limitations described above, management, including our Chief Executive Officer and Chief Financial Officer, has determined that our internal control over financial reporting was effective as of January 3, 2015.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about the directors and executive officers of Associated Materials Group, Inc. (“Parent”), our indirect parent company, and us as of March 23, 2015:

Name	Age	Position(s)
Brian C. Strauss	49	President and Chief Executive Officer and Director
Scott F. Stephens	45	Executive Vice President and Chief Financial Officer
William L. Topper	58	Executive Vice President, Operations
James T. Kenyon	57	Senior Vice President and Chief Human Resources Officer
David L. King	56	Senior Vice President and Chief Commercial Officer, Direct Sales
Dana A. Schindler	48	Senior Vice President and Chief Marketing Officer
Kenneth James	63	General Counsel and Secretary
Adam D. Casebere	39	Senior Vice President, US Supply Center Operations
Philippe Bourbonniere	45	Senior Vice President, Canada Distribution
Erik D. Ragatz	42	Director, Chairman of the Board of Directors
Lawrence M. Blackburn	60	Director
Charles A. Carroll	65	Director
Adam B. Durrett	34	Director
Dana R. Snyder	68	Director
Set forth below is a brief description of the business experience of the directors and executive officers. All of the officers serve at the discretion of Parent’s board of directors.
Brian C. Strauss, Age 49. Mr. Strauss was appointed by the Board of Directors as President and Chief Executive Officer and Director on May 5, 2014. Before joining the Company, Mr. Strauss served as President and Chief Executive Officer of Henry Company, a manufacturer of building materials and performance additives, from 2007 to April 2014. Prior to working for Henry Company, Mr. Strauss served as President of Covalence Specialty Materials Corp. and its predecessor Tyco Plastics from 2003 to 2006. From 1995 to 2003, Mr. Strauss held various management positions and commercial roles at Honeywell International Inc. and its predecessor Allied Signal Inc., lastly serving as Vice President and General Manager of the Energy Strategic Business Enterprise within Honeywell’s Industry Solutions business. Mr. Strauss’ prior executive management experience and knowledge of manufacturing operations and the building products industry make him well-qualified to serve as President and Chief Executive Officer and as a member of the Board of Directors.
Scott F. Stephens, Age 45. Mr. Stephens was appointed Executive Vice President and Chief Financial Officer on October 14, 2014. Before joining the Company, Mr. Stephens served as Vice President and Chief Financial Officer of A.M. Castle & Co., a global distributor of specialty metal and plastic products and supply chain solutions, from 2008 to 2014. Mr. Stephens also served as Chief Financial Officer of Lawson Products, Inc., an industrial distributor of maintenance and repair products from 2006 to 2008, and as Senior Vice President and Chief Financial Officer of Lawson Products from 2004 to 2006.
William L. Topper, Age 58. Mr. Topper was appointed Executive Vice President, Operations on July 14, 2014. Before joining the Company, Mr. Topper served as Senior Vice President, Operations of Goodman Global, Inc., a manufacturer of heating, ventilation and air conditioning products, from April 2002 to December 2011. Prior to joining Goodman Global, Mr. Topper spent 28 years with Electrolux (Frigidaire), where he had responsibility for all domestic refrigeration production.
James T. Kenyon, Age 57. Mr. Kenyon has been our Senior Vice President and Chief Human Resources Officer since June 4, 2012. Before joining us, Mr. Kenyon served as the Vice President, Human Resources at Rexnord Corporation’s Water Management Platform from 2010 through 2012. Mr. Kenyon also served as Vice President of Human Resources for OM Group from 2008 to 2009. Mr. Kenyon held various roles with Danaher Corporation from 1996 to 2007 including Vice-President Human Resources for its Hand Tool Platform.
David L. King, Age 56. Mr. King has been Senior Vice President and Chief Commercial Officer, Direct Sales since November 1, 2013. Mr. King has been with the Company for 17 years, previously serving as Senior Vice President of Direct Sales from February 2013 to October 2013. Mr. King was Senior Vice President, AMI Sales from 2008 to 2013 and prior to 2008, served as Vice President, National Credit Manager.

Dana A. Schindler, Age 48. Mrs. Schindler has been Senior Vice President and Chief Marketing Officer since November 1, 2013. Mrs. Schindler has been with the Company since 2000 and has held various positions within the marketing organization, most recently as Vice President of Marketing.
Kenneth James, Age 63. Mr. James has been General Counsel since May 15, 2013. Before joining the Company, Mr. James served as Senior Counsel and Deputy General Counsel at Pernod Ricard USA, LLC from 2006 through 2012. Mr. James was a principal of The James Group from 2004 to 2006. Mr. James also served as Vice President and Assistant General Counsel for Diageo North, Inc. from 2000 to 2003, and as Counsel with General Electric Company, Lighting Business Group from 1990 to 2000.
Adam D. Casebere, Age 39. Mr. Casebere was named Senior Vice President, US Supply Center Operations on February 11, 2015. Mr. Casebere has been with the Company since 1999 and has held various positions within the Supply Center organization, most recently as Vice President, US Supply Center Operations.
Philippe Bourbonniere, Age 45. Mr. Bourbonniere was named Senior Vice President, Canada Distribution on November 21, 2014, having served as Eastern Regional Manager for Gentek Canada since joining the Company in August 2013. Previously, Mr. Bourbonniere was the General Manager, Canada/U.S. for MPS Micropaint Canada, Ltd in 2012 and 2013. Mr. Bourbonniere also served as General Manager of Business Development with Noble (Rona) in 2010 and 2011. From 2002 to 2010, Mr. Bourbonniere held various positions at Hilti, most recently as Regional Manager for the civil and residential markets.
Erik D. Ragatz, Age 42. Mr. Ragatz has been a director and the Chairman of the Board of Directors since October 2010. Mr. Ragatz has also served as Chairman of the Compensation Committee and member of the Audit Committee during this time. Mr. Ragatz is a Managing Director at Hellman & Friedman LLC. Mr. Ragatz joined Hellman & Friedman LLC in September 2001 and has served as a Managing Director since January 2008. Since August 2014, Mr. Ragatz has served as Director, Chairman of the Board of Directors, Chairman of the Compensation Committee and member of the Audit Committee of ABRA Auto Body & Glass. Since October 2014, Mr. Ragatz has served as Director, Chairman of the Board of Directors, Chairman of the Compensation Committee and member of the Audit Committee of Grocery Outlet Inc. From February 2008 until November 2012, Mr. Ragatz has served as Director and member of the Compensation Committee of Goodman Global Group, Inc. In addition, Mr. Ragatz served as Chairman of the Board of Directors from March 2009 until November 2012 and Chairman of the Audit Committee from February 2008 until May 2011 and then from January to November 2012. Previously, Mr. Ragatz was a member of the Board of Directors of Texas Genco, LLC, Sheridan Holdings, Inc. and LPL Investment Holdings, Inc. As a member of the Board of Directors, Mr. Ragatz contributes his financial and capital markets expertise and draws on his years of experience with Hellman & Friedman LLC. Mr. Ragatz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on the boards of directors of Hellman & Friedman LLC’s portfolio companies.
Lawrence M. Blackburn, Age 60. Mr. Blackburn has been a director since September 2013. Mr. Blackburn has served as Executive Vice President and Chief Financial Officer of Goodman Global, Inc. since September 2001. Before joining Goodman Global, Inc., Mr. Blackburn served as Vice President and Chief Financial Officer of Amana Appliances from February 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From April 1983 to August 1999, Mr. Blackburn was with Newell Rubbermaid, Inc. and previously Rubbermaid, Inc., where he had most recently been President and General Manager of its wholly owned subsidiary, Little Tikes Commercial Play Systems, Inc. Mr. Blackburn was previously a member of the board of directors of Goodman Global Group, Inc. As a member of the Board, Mr. Blackburn contributes significant industry-specific experience and financial expertise based on his years of senior executive experience and his service on other company boards, which make him well-qualified to serve as a member of the Board of Directors.
Charles A. Carroll, Age 65. Mr. Carroll has been a director since October 2010. Mr. Carroll served as President and Chief Executive Officer of Goodman Global, Inc. from September 2001 to April 2008. Before joining Goodman Global, Inc., Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer and was a member of the board of directors. Mr. Carroll was previously a member of the board of directors of Goodman Global Group, Inc. Mr. Carroll contributes his knowledge of the building products industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations, which make him well-qualified to serve as a member of the Board of Directors.
Adam B. Durrett, Age 34. Mr. Durrett has been a director since October 2010. Mr. Durrett is a Director at Hellman & Friedman LLC. Before joining Hellman & Friedman LLC in 2005, Mr. Durrett worked in the Media and Telecommunications Mergers and Acquisitions Department of Morgan Stanley & Co. in New York from 2003 to 2005. In addition, Mr. Durrett was a member of the Grosvenor Capital Management LP Advisory Board during 2011. As a member of the Board of Directors, Mr. Durrett contributes his financial expertise and draws on his years of experience with Hellman & Friedman LLC and in other financial positions.
Dana R. Snyder, Age 68. Mr. Snyder has been a director since November 2010. From December 2004 to October 2010, Mr. Snyder served as a director of AMH Holdings II, Inc. Mr. Snyder also served as the Company’s Interim Chief Executive Officer from January 2014 through May 2014 and from June 2011 through September 2011 and Interim President and Chief Executive Officer from July 2006 through September 2006. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation and served on the board of directors of Werner Ladder from 2004 to 2007. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions, adds value and extensive knowledge regarding our industry and evaluation of certain strategic alternatives. In addition, Mr. Snyder has experience evaluating the financial and operational performance of companies within the building products industry. Mr. Snyder’s service as the Company’s Interim Chief Executive Officer provides him with an understanding of the financial and business issues relevant to us and makes him well-qualified to serve as a member of the Board of Directors.
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
In connection with the closing of the Merger on October 13, 2010, we entered into a stockholders agreement (the “Stockholders Agreement”) with Parent, Holdings, certain investment funds affiliated with Hellman & Friedman LLC ((and such investment funds, the “H&F Investors”) and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date. Under the Stockholders Agreement, before an initial public offering of the shares of Parent common stock, Parent’s board of directors will consist of the Chief Executive Officer of Parent (unless otherwise determined in writing by the H&F Investors) and such other directors as shall be designated from time to time by the H&F Investors.
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
Audit Committee
The members of Parent’s Audit Committee are appointed by Parent’s board of directors. The Audit Committee currently consists of Messrs. Blackburn, Ragatz and Durrett. Mr. Blackburn is the Chairperson of the Audit Committee. Messrs. Blackburn and Ragatz are considered “audit committee financial experts” under the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee are independent. Since Parent does not have a class of securities listed on any national securities exchange, Parent is not required to maintain an audit committee comprised entirely of “independent” directors under the heightened independence standards. Other than Mr. Blackburn, the members of Parent’s Audit Committee do not qualify as independent under the heightened independence standards. Parent believes the experience and education of the directors on its Audit Committee qualify them to monitor the integrity of its financial statements, compliance with legal and regulatory requirements, the public accountant’s qualifications and independence, its internal controls and procedures for financial reporting and its compliance with applicable provisions of the Sarbanes-Oxley Act and the rules and regulations thereunder. In addition, the Audit Committee has the ability on its own to retain independent accountants, financial advisors or other consultants, advisors and experts whenever it deems appropriate.
Compensation Committee
The Compensation Committee currently consists of four directors, Messrs. Ragatz, Blackburn, Carroll and Snyder. Mr. Ragatz is the Chairperson of the Compensation Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
As the Company does not have a class of securities registered pursuant to Section 12 of the Exchange Act, none of its directors, officers or stockholders is subject to the reporting requirements of Section 16(a) of the Exchange Act.
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
ITEM 11. EXECUTIVE COMPENSATION
Named Executive Officers
For the fiscal year ended January 3, 2015, (the “2014 fiscal year”), the following individuals were our named executive officers:

Name	Title(s)
Brian C. Strauss	President and Chief Executive Officer
Scott F. Stephens	Executive Vice President and Chief Financial Officer
William L. Topper	Executive Vice President, Operations
James T. Kenyon	Senior Vice President and Chief Human Resources Officer
David L. King	Senior Vice President and Chief Commercial Officer, Direct Sales
Dana R. Snyder	Former Interim Chief Executive Officer
Jerry W. Burris	Former President and Chief Executive Officer
Paul Morrisroe	Former Senior Vice President and Chief Financial Officer
Robert C. Gaydos	Former Senior Vice President, Operations
David S. Nagle	Former Senior Vice President and Chief Operations Officer, AMI Distribution and Services
Objectives of Our Executive Compensation Program
The goals of our executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value.
Our primary key performance indicator is EBITDA. We utilize EBITDA as the primary measure of our financial performance. Accordingly, our compensation programs are primarily designed to reward executives for driving growth of our EBITDA, which we believe corresponds to the enhancement of equity value. “EBITDA,” as used in our annual incentive bonus program for the 2014 fiscal year and for purposes of establishing the vesting targets for performance vesting stock options, has the same meaning as “Adjusted EBITDA” as presented elsewhere in this report. For this purpose, EBITDA does not include the run-rate cost savings add-back allowable under the ABL facilities and the Indenture and may be subject to additional adjustments as made in good faith by the Compensation Committee of our board of directors (the “Committee”) for non-recurring or unusual transactions such as acquisitions or dispositions of assets outside the ordinary course of business.

As discussed below under the heading “— Annual Incentive Bonus,” certain other operating metrics, which are established by the Committee, in mutual agreement with our President and Chief Executive Officer (“CEO”), within the first 90 days of each fiscal year are utilized as secondary performance indicators under our annual incentive bonus program.
Elements of Compensation
The compensation of our named executive officers consists of the following elements: (1) base salary, (2) discretionary bonus awards payable under special circumstances, (3) annual incentive bonus, (4) long-term incentive compensation in the form of both time and performance vesting stock options, and (5) severance and change in control benefits. We believe that offering each of these elements is necessary to remain competitive in attracting and retaining talented executives. Furthermore, the annual incentive bonus and equity-based long-term incentive compensation align the executive’s goals with those of the organization and Parent’s stockholders.
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
Base Salary
Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary based upon the executive’s individual contributions and performance during the prior year. The base salaries of executives hired in 2014, including the base salaries for Messrs. Strauss, Stephens and Topper, were determined as a result of negotiations with each such executive in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive salary would be for each such executive’s position. In connection with Mr. Snyder’s interim chief executive officer role with us in 2014, we determined to pay him a monthly base salary of $82,000 based on the annual rate of salary and target bonus amount that our former chief executive officer was eligible to receive. None of the named executive officers received a base salary increase in the 2014 fiscal year.
Bonus Awards
Discretionary bonus awards encompass any bonus provided outside of the annual incentive bonus program discussed below. Typical bonus awards include awards used to attract executives to us, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus program based upon the achievement of defined performance goals. Bonus awards can also be awarded at the discretion of the Board of Directors to recognize extraordinary achievements or contributions by our executives. As an incentive for Messrs. Strauss and Stephens to commence employment with us, their employment agreements provide for a one-time signing bonus of $178,100 and $225,000, respectively. We also agreed to pay Messrs. Stephens and Topper a guaranteed target bonus of $68,116 and $148,459, respectively, for the 2014 fiscal year prorated for the number of days during which they were employed with us in 2014. In addition, Messrs. Kenyon, King, Morrisroe and Gaydos each received a discretionary bonus of $12,500 in respect of the 2014 fiscal year.
Annual Incentive Bonus
For each fiscal year, the executives’ annual incentive bonuses are determined as a percentage of their base salaries (with a target bonus percentage set forth in each executive’s employment agreement), based on the achievement of the applicable performance goals.
2014 Fiscal Year Annual Bonus Program. Seventy percent (70%) of the total target bonus for the 2014 fiscal year is based on achieving an EBITDA performance goal. Each year, the Committee establishes EBITDA performance goals, including threshold, target, and maximum performance goals. The EBITDA performance goals are established by the Committee, giving consideration to our prior fiscal year performance, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA performance goals are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of us and our stockholders and to tie their interest to meeting and exceeding our established financial goals. Failure to achieve the internal EBITDA performance goals is not necessarily an indication of our financial performance or our financial condition. If the EBITDA results for the period in question are between either the threshold and target performance goals or target and maximum performance goals, linear interpolation is used to calculate the portion of the incentive bonus payout that is based on the achievement of the EBITDA performance goal. As described above under the heading, “— Objectives of Our Executive Compensation Program,” EBITDA excludes the adjustment for run-rate cost savings and may be adjusted by the Committee, at its discretion, for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report.
The threshold, target and maximum EBITDA performance goals for the 2014 fiscal year were $95.6 million, $105.0 million and $125.0 million, respectively. The threshold, target and maximum achievement levels for the EBITDA bonus are corresponding to payouts of 33%, 100% and 300% of the EBITDA bonus, respectively. EBITDA for the 2014 fiscal year was $43.9 million calculated on the same basis as Adjusted EBITDA for the 2014 fiscal year excluding run-rate cost savings of $5.9 million (as presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and elsewhere in this report) and non-recurring costs of $8.8 million associated with the development of the new window platform, in accordance with the Committee’s discretion in permitting adjustments for non-recurring or unusual transactions as permitted under the Amended and Restated Revolving Credit Agreement governing our ABL facilities and the Indenture. For the 2014 fiscal year, the threshold performance goal for EBITDA was not achieved and the EBITDA performance portion of the target bonus was not paid.
Thirty percent (30%) of the total target bonus is based on achieving other applicable operating metrics, which metrics are established by the Committee, in mutual agreement with our CEO, within the first 90 days of each fiscal year.
For the 2014 fiscal year, these other operating metrics consisted of (1) Net Sales level achieved, weighted at 15% of the total target bonus and (2) Eastern Window Quality and Service levels achieved, weighted at 15% of the total target bonus. The threshold, target and maximum levels of each of these operating metrics was set with the following objectives: the target level is both challenging and achievable and reflects the midpoint of planned company performance; the performance ranges within which threshold and maximum payouts can be earned are consistent with the range of financial results within which performance is expected to occur; and a threshold payment is made to reward partial achievement of the targets whereas a maximum payment rewards attainment of an aggressive, but potentially achievable, level of performance.

Net Sales level achieved was determined by measuring the net sales during the 2014 fiscal year. The threshold, target and maximum goals for the 2014 fiscal year were $1,228.8 million, $1,252.9 million and $1,302.8 million, respectively. The threshold, target and maximum achievement levels for the Net Sales bonus are corresponding to payouts of 33%, 100% and 300% of the Net Sales bonus, respectively. For the 2014 fiscal year, the threshold performance goal for Net Sales bonus was not achieved and the Net Sales performance portion of the target bonus was not paid.
Eastern Window Quality and Service level was determined by measuring initial quality and on time delivery. The threshold, target and maximum achievement levels of the Eastern Window Quality and Service bonus are corresponding to payouts of 33%, 100% and 300% of the Eastern Window Quality and Service bonus, respectively. For the 2014 fiscal year, the threshold performance goal for Eastern Window Quality and Service was not achieved and the Eastern Window Quality and Service portion of the target bonus was not paid.
For the 2014 fiscal year, the threshold, target and maximum bonuses that could have been earned by each of our named executive officers (expressed as a percentage of base salary and based on the bonus they could have earned for the full year), are set forth below:

	2014 Annual Incentive Bonus Payout Percentage
Name	Threshold	Target	Maximum
Brian C. Strauss	33%	100%	300%
Scott F. Stephens (1)	25%	75%	225%
William L. Topper (1)	25%	75%	225%
James T. Kenyon	20%	60%	180%
David L. King	20%	60%	180%
Dana R. Snyder	—%	—%	—%
Jerry W. Burris	33%	100%	300%
Paul Morrisroe	20%	60%	180%
Robert C. Gaydos	20%	60%	180%
David S. Nagle	20%	60%	180%

(1)	For the 2014 fiscal year, Messrs, Stephens and Topper were each guaranteed for a bonus equal to 75% of their base salary pro-rated based on the number of days they were employed by us in 2014.
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
The time-based options vest with respect to 20% of the shares on each anniversary of the grant date, with accelerated vesting of all unvested shares in the event of a change in control, as defined below under the heading “— Associated Materials Group, Inc. 2010 Stock Incentive Plan.” The performance-based options vest based on the achievement of EBITDA targets as established by the Committee annually with respect to 20% of the shares per year over a five-year period, or if the target for a given year is not achieved, the option may vest if the applicable EBITDA target is achieved in the next succeeding year. As described above under the heading, “— Objectives of Our Executive Compensation Program,” EBITDA excludes the adjustment for run-rate cost savings and may be adjusted by the board of directors, at its discretion, for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report. The shares of common stock acquired upon the exercise of such stock options are subject to the term of the Stockholders Agreement, as described below under Item 13. “Certain Relationships, Related Transactions and Director Independence — Stockholders Agreement.” The stock options expire on the tenth anniversary of the date of grant. The shares of common stock acquired upon the exercise of such stock options will be subject to both transfer restrictions and repurchase rights following a termination of employment.
In connection with Mr. Strauss’ commencement of employment with us on May 5, 2014, Parent granted Mr. Strauss an option to purchase 1,600,000 shares of Parent common stock subject to time-based vesting and 400,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The time-based vesting options will be subject to time-based vesting over a five-year period, and the performance-based vesting options will be subject to performance-based vesting conditions, based on the attainment of annual adjusted EBITDA goals over a five-year period from fiscal years 2014 through 2018. Fifty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying shares of common stock; twenty-five percent of the total number of options granted have an exercise price equal to $10.00; and the remaining twenty-five percent of the total number of options granted have an exercise price equal to $20.00.
In connection with Mr. Stephens’ commencement of employment with us on October14, 2014, Parent granted Mr. Stephens an option to purchase 600,000 shares of Parent common stock subject to time-based vesting and 150,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The time-based vesting options will be subject to time-based vesting over a five-year period, and the performance-based vesting options will be subject to performance-based vesting conditions, based on the attainment of annual adjusted EBITDA goals over a five-year period from fiscal years 2015 through 2019. Fifty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying shares of common stock and the remaining fifty percent of the total number of options granted have an exercise price equal to $10.00.
In connection with Mr. Topper’s commencement of employment with us on July 14, 2014, Parent granted Mr. Topper an option to purchase 600,000 shares of Parent common stock subject to time-based vesting and 150,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The time-based vesting options will be subject to time-based vesting over a five-year period, and the performance-based vesting options will be subject to performance-based vesting conditions, based on the attainment of annual adjusted EBITDA goals over a five-year period from fiscal years 2014 through 2018. Fifty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying shares of common stock and the remaining fifty percent of the total number of options granted have an exercise price equal to $10.00.
In connection with Mr. Snyder’s appointment and service as Interim Chief Executive Officer on January 17, 2014, Parent granted Mr. Snyder 53,475 deferred stock units (“DSU”s) that will settle in shares of Parent common stock. The DSUs are subject to time-based vesting pursuant to the terms of Parent’s 2010 Stock Incentive Plan and the deferred stock unit agreement. The DSUs vest in full on April 20, 2014. Also, on May 5, 2014, Mr. Snyder was granted 9,507 DSUs that will settle in shares of Parent common stock and vest in full on the grant date. The DSUs, however, do not settle in shares of Parent common stock until the earlier of Mr. Snyder’s separation from service with us (within the meaning of Section 409A of the tax code), or a change in control of us that is also a “change in control event” within the meaning of Section 409A of the tax code.
Severance Compensation/Change in Control Benefits
Severance Benefits under Employment Agreements. Our named executive officers enter into employment agreements that provide for severance benefits in the event that we terminate the named executive officer without cause (and other than due to death or disability) or, solely with respect to Mr. Strauss, if he resigns with good reason, in each case at any time. We believe that it is necessary to offer severance benefits in order to remain competitive in attracting talent to us (and to retain such talent). These named executive officers’ employment agreements do not provide for enhanced severance if we have a change in control.
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

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation paid to, or earned by our named executive officers for services rendered to us during our last three fiscal years.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards		Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total

Brian C. Strauss	2014	$395,769	$178,100	$—		$—	$—			$41,657	(4)	$615,526
President and Chief Executive Officer (9)
Scott F. Stephens	2014	91,812	293,116	—		—	—			10,240	(4)	395,168
Executive Vice President and Chief Financial Officer (9)
William L. Topper	2014	198,063	148,459	—		—	—			26,379	(4)	372,901
Executive Vice President, Operations (9)
James T. Kenyon	2014	275,000	12,500	27,216	(6)	—	—			13,058		327,774
Senior Vice President and Chief Human Resource Officer	2013	275,000	—	27,000		—	14,476			11,505		327,981
	2012	159,535	—				63,490			6,274		229,299
David L. King	2014	250,002	12,500	—		—	—	9,075	(7)	18,639		281,141
Senior Vice President and Chief Commercial Officer, Direct Sales	2013	250,002	—	—		—	13,160	—		13,748		276,910
	2012	208,008	—	—		—	82,780	6,016		13,338		304,126
Dana R. Snyder	2014	295,200	—	—		—	—			4,018		299,218	(8)
Former Interim Chief Executive Officer
Jerry W. Burris	2014	27,147	—	—		—	—			1,169,964	(4) (5)	1,197,111
Former President and Chief Executive Officer (10)	2013	550,000	—	—		—	48,254			894,050		1,492,304
	2012	550,000	—	—		—	364,803			78,580		993,383
Paul Morrisroe	2014	256,042	12,500	—		—	—			371,717	(5)	640,259
Former Senior Vice President and Chief Financial Officer (10)	2013	325,000	—	—		—	17,108			128,787		470,895
	2012	274,583	125,000	—		—	109,275			27,884		536,742
Robert C. Gaydos	2014	174,796	12,500	—		—	—			366,030	(5)	553,326
Former Senior Vice President, Operations (10)	2013	325,000	—	—		—	17,108			10,595		352,703
	2012	325,000	—	—		—	129,339			9,830		464,169
David S. Nagle	2014	25,000	—	—		—	—			345,766	(5)	370,766
Former Senior Vice President and Chief Operations Officer, AMI Distribution and Services (10)	2013	316,667	—	—		—	15,792			12,386		344,845
	2012	276,513	26,000	—		—	110,043			23,067		435,623

(1)
Amounts represent one-time signing bonus of $178,100 and $225,000 for Messrs. Strauss and Stephens, respectively, in connection with their commencement of employment with us. The amounts also include a guaranteed target bonus of $68,116 and $148,459 for Messrs Stephens and Topper, respectively, for 2014 fiscal year prorated for the number of days during which they were employed with us in 2014. The rest of bonus for the 2014 fiscal year reflects discretionary bonus granted by the Board during 2014.

(2)
Amounts reflect the dollar amount recognized for financial statement purposes in accordance with ASC718. The assumptions used in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these options is zero. Additional detail is provided below under the heading “Outstanding Equity Awards At Fiscal Year-End 2014.”

(3)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(4)
For Messrs. Strauss, Stephens and Topper, amounts represent stipend of $32,000, $10,000 and $22,000, respectively, to cover their temporary living expenses. Mr. Burris received $10,969 of moving expense reimbursements in 2014.

(5)
For Messrs. Burris, Morrisroe, Gaydos and Nagle, such amounts include severance obligations accrued in 2014 of $1,151,489, $361,007, $357,257 and $343,585, respectively, of which $543,569, $69,780, $153,843 and $310,359, respectively, were paid in 2014; and $572,401, $273,727, $189,664 and $27,458, respectively, will be made in 2015. For Mr. Burris, the remaining severance of $24,943 is expected to be paid in 2016.

(6)
In connection with the commencement of employment of Mr. Kenyon in June 2012, Mr. Kenyon was granted 27,000 shares of restricted stock, which vest over a five-year period (5,400 shares per year). In 2014, 5,400 shares of restricted stock vested with grant date fair value of $27,216. As of January 3, 2015, 16,200 shares of restricted stock with an estimated market value of $8,910 have not vested.

(7)
Amount reflects the change in the actuarial present value of Mr. King’s accumulated benefit under the Alside Retirement Plan during the year ended January 3, 2015. Refer to the “Pension Benefits” section for further discussion.

(8)
For the period from January 17, 2014 to May 5, 2014, Mr. Snyder was employed by the Company as Interim Chief Executive Officer in accordance with the Interim Chief Executive Officer Agreement. Mr. Snyder was not entitled to receive fees for attending any board or committee meetings during his employment as Interim Chief Executive Officer under such agreement. Compensation amounts reported above reflect only compensation received by Mr. Snyder for his services as Interim Chief Executive Officer when employed by the Company. Mr. Snyder was also granted 53,475 and 9,507 deferred stock units, which vested on April 20 and May 5, 2014, respectively.

(9)
Mr. Strauss was appointed by the Board of Directors as President and Chief Executive Officer and as a director of the Company on May 5, 2014. Mr. Topper was appointed Executive Vice President, Operations on July 14, 2014. Mr. Stephens was appointed Executive Vice President and Chief Financial Officer on October 14, 2014.

(10)
On January 17, 2014, Mr. Burris resigned from his position as President and Chief Executive Officer and as a director of the Company. On January 30, 2014, Mr. Nagle resigned from his position as Senior Vice President and Chief Operations Officer, AMI Distribution and Services. On July 14, 2014, Mr. Gaydos resigned from his position as Senior Vice President, Operations. On October 14, 2014, Mr. Morrisroe resigned from his position as Senior Vice President and Chief Financial Officer.

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
Mr. Strauss
On March 24, 2014, we entered into an employment agreement with Mr. Strauss, pursuant to which he agreed to serve as our President and CEO. The initial term of Mr. Strauss’ employment is three years. Pursuant to his employment agreement, Mr. Strauss will receive an annual base salary of $600,000 and a one-time signing bonus of $178,100 and is eligible for an annual bonus with a target bonus opportunity equal to 100% of his base salary and a maximum bonus opportunity equal to 300% of his base salary (prorated for 2014). In addition, we will pay Mr. Strauss a monthly stipend of $4,000 to cover his monthly temporary living expenses and will reimburse Mr. Strauss for certain amounts in connection with his travel and eventual relocation to the Northeast Ohio area.
If Mr. Strauss’ employment is terminated by us without cause or he resigns for good reason, he will be entitled to (i) his base salary for two years, payable in equal installments over twenty-four months, (ii) his incentive bonus, prorated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to two years. The severance benefits are subject to Mr. Strauss’ execution of a general release in favor of us and our affiliates and Mr. Strauss’ continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Strauss. Pursuant to the employment agreement, Mr. Strauss will be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter.
Mr. Stephens
On October 14, 2014, we entered into an employment agreement with Mr. Stephens, pursuant to which he agreed to serve as our Executive Vice President and Chief Financial Officer. The initial term of Mr. Stephens’ employment is three years. Pursuant to his employment agreement, Mr. Stephens will receive an annual base salary of $425,000 and a one-time signing bonus of $225,000, and is eligible for an annual bonus with a target bonus opportunity equal to 75% of his base salary and a maximum bonus opportunity equal to 300% of the target bonus amount. In addition, we will pay Mr. Stephens a monthly stipend of $4,000 to cover his monthly temporary living expenses and will reimburse Mr. Stephens for certain amounts in connection with his commuting to the Northeast Ohio area within 9 months of his employment commencement date.
If Mr. Stephens’ employment is terminated by us without cause, he will be entitled to (i) his base salary for one year, payable in equal installments over twelve months, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to one year. The severance benefits are subject to Mr. Stephens’ execution of a general release in favor of us and our affiliates and Mr. Stephens’ continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Stephens. Pursuant to the employment agreement, Mr. Stephens will be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter.
Mr. Topper
On July 29, 2014, we entered into an employment agreement with Mr. Topper, pursuant to which he agreed to serve as our Executive Vice President, Operations. The initial term of Mr. Topper’s employment is four years. Pursuant to his employment agreement, Mr. Topper will receive an annual base salary of $425,000 and is eligible for an annual bonus with a target bonus opportunity equal to 75% of his base salary and a maximum bonus opportunity equal to 300% of the target bonus amount. For the fiscal year 2014, Mr. Topper’s annual bonus will be guaranteed at 100% of the target bonus (prorated for the number of days he is employed in 2014). In addition, we will pay Mr. Topper a monthly stipend of $4,000 to cover his monthly temporary living expenses and will reimburse Mr. Topper for certain amounts in connection with his commuting to the Northeast Ohio area.
If Mr. Topper’s employment is terminated by us without cause, he will be entitled to (i) his base salary for one year, payable in equal installments over twelve months, (ii) his incentive bonus, prorated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to one year. The severance benefits are subject to Mr. Topper’s execution of a general release in favor of us and our affiliates and Mr. Topper’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Topper. Pursuant to the employment agreement, Mr. Topper will be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter.
Mr. Kenyon
On June 4, 2012, we entered into an employment agreement with Mr. Kenyon, pursuant to which he agreed to serve as our Senior Vice President and Chief Human Resources Officer. The initial term of Mr. Kenyon’s employment is three years. Pursuant to his employment agreement, Mr. Kenyon will receive an annual base salary of $275,000 and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.
If Mr. Kenyon’s employment is terminated by us without cause, he will be entitled to (i) his base salary for one year, payable in equal installments over twelve months, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to one year. The severance benefits are subject to Mr. Kenyon’s execution of a general release in favor of us and our affiliates and Mr. Kenyon’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Kenyon. Mr. Kenyon will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter.
Mr. King
On October 13, 2010, we entered employment agreement with Mr. King, pursuant to which he agreed to serve as our Vice President, AMI Sales. The initial term of Mr. King’s employment is three years. On January 1, 2013, Mr. King’s employment agreement was amended in connection with his assumption of the Senior Vice President and Chief Commercial Officer, Direct Sales. Mr. King will receive an annual base salary of $250,000 and is eligible for an annual bonus with a target bonus opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 156% of his base salary.
If Mr. King’s employment is terminated by us without cause, he will be entitled to (i) his base salary for one year, payable in equal installments over twelve months, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to one year. The severance benefits are subject to Mr. King’s execution of a general release in favor of us and our affiliates and Mr. King’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. King. Mr. King will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter.
Mr. Snyder
On January 19, 2014, we entered into an employment agreement with Mr. Snyder, pursuant to which he agreed to serve as our Interim Chief Executive Officer. Mr. Snyder will receive a monthly base salary of $82,000.
In the event that Mr. Snyder’s employment is terminated within three months of commencing employment with us and such termination is not due to Mr. Snyder’s voluntary resignation (other than at the request of the Board of Director or the Chairman of the Board of Directors), Mr. Snyder will be entitled to continued payment of his base salary for the remainder of such three-month period. Mr. Snyder was not entitled to receive fees for attending board and committee meetings while serving as Interim Chief Executive Officer, and his Board of Directors and committee retainers were prorated for 2014 such that he was only paid such retainers for the portion of 2014 in which he was not serving as Interim Chief Executive Officer, and the amount of his annual director stock grant for 2014 will be similarly prorated. Pursuant to the employment agreement, Mr. Snyder is subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of one year thereafter.
In connection with Mr. Snyder’s appointment and service as our Interim Chief Executive Officer, Mr. Snyder was granted 53,475 and 9,570 shares of DSUs on January 17, 2014 and May 5, 2014, respectively. Both vested in full by May 5, 2014, the date on which Mr. Strauss became our permanent Chief Executive Officer, but will not settle in shares of Parent common stock until the earlier of Mr. Snyder’s separation from service with us or the date on which we undergo a change in control.

Definitions of Cause and Good Reason
Under each of the above-described employment agreements, “cause” is generally defined as the executive’s: (i) embezzlement, theft or misappropriation of any of our property; (ii) breach of the restrictive covenants set forth in the employment agreement; (iii) breach of any other material provision of the employment agreement which breach is not cured, to the extent susceptible to cure, within 30 days after we give written notice to the executive describing such breach; (iv) willful failure to perform the duties of his employment which continues for a period of 14 days following written notice by us; (v) conviction of, or a plea of no contest (or a similar plea) to, any criminal offense that is a felony or involves fraud, or any other criminal offense punishable by imprisonment of at least one year or materially injurious to the business or reputation of us involving theft, dishonesty, misrepresentation or moral turpitude; (vi) gross negligence or willful misconduct in the performance of his duties as an employee, officer or director of us; (vii) breach of fiduciary obligations to us; (viii) commission of intentional, wrongful damage to our property; (ix) chemical dependence which adversely affects the performance of his duties and responsibilities to us; or (x) violation of our code of ethics, code of business conduct or similar policies applicable to the executive. The existence or non-existence of cause shall be determined in good faith by the board of directors.
Mr. Strauss is our only named executive officer who has the right to resign for good reason. Under the employment agreement with Mr. Strauss, “good reason” is generally defined as the occurrence of any of the following, without Mr. Strauss’ express written consent: (i) a significant reduction of his duties, position, or responsibilities, relative to his duties, position, or responsibilities in effect immediately prior to such reduction; (ii) a reduction of his base salary or of the maximum possible bonus opportunity; (iii) a material reduction in the kind or level of employee benefits to which he is entitled immediately prior to such reduction with the result that his overall benefits package is significantly reduced other than pursuant to a reduction that also is applied to substantially all our other executive officers; (iv) the relocation of Mr. Strauss to a facility or location more than 50 miles from his current intended place of employment (i.e., the Company’s headquarters in Northern Ohio); or (v) our failure to obtain the assumption of the employment agreement by a successor; provided, that any such event described in clauses (i) through (v) above shall not constitute “good reason” unless Mr. Strauss delivers to us a notice of termination for good reason within 90 days after he first learns of the existence of the circumstances giving rise to good reason, and within 30 days following the delivery of such notice of termination for good reason we have failed to cure the circumstances giving rise to good reason.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity, plan-based awards made to our named executive officers during the 2014 fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Share)	All Other Stock Awards: Number of Shares of Stock (#)	Fair Market Value on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#)

Brian C. Strauss		130,604	395,769	1,187,307
	7/28/2014							600,000	5.04			—
	7/28/2014							500,000	10.00			—
	7/28/2014							500,000	20.00			—
	7/28/2014					80,000			5.04			—
Scott F. Stephens		22,953	68,859	206,577
	11/6/2014							225,000	5.04			—
	11/6/2014							375,000	10.00			—
	11/6/2014					—			5.04			—
William L. Topper		49,516	148,547	445,641
	7/29/2014							225,000	5.04			—
	7/29/2014							375,000	10.00			—
	7/29/2014					30,000			5.04			—
James T. Kenyon		55,000	165,000	495,000
	5/9/2014					15,000			5.61			—
David L. King		50,000	150,000	450,000
	5/9/2014					13,555			5.61			—
Dana R. Snyder		—	—	—
	1/17/2014									53,475	5.61	299,995
	5/5/2014									9,507	5.61	53,334
Jerry W. Burris (5)		8,959	27,147	81,441
Paul Morrisroe (5)		51,208	153,625	460,875
	5/9/2014					—						—
Robert C. Gaydos (5)		34,959	104,878	314,634
	5/9/2014					—						—
David S. Nagle (5)		5,000	15,000	45,000

(1)
The dollar amounts in the table above under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” reflect the annual cash incentive bonuses that could be earned by each of our named executive officers upon the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives for 2014 at threshold, target and maximum levels of performance.

(2)
Numbers represent options granted in 2014 subject to performance-based vesting, including the tranche of previously granted performance-based options which are not considered granted in accordance with ASC 718 until the 2014 fiscal year adjusted EBITDA goal was established and communicated to the executives. The performance-based options vest upon the attainment of annual EBITDA-based performance targets. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. Additional detail is provided below under the heading “Outstanding Equity Awards at Fiscal Year-End 2014 — Associated Materials Group, Inc. 2010 Stock Incentive Plan.”

(3)
Numbers represent options granted in 2014 subject to time-based vesting. Each of the time-based options vest solely upon the executive’s continued service over a five year period. Additional detail is provided below under the heading “Outstanding Equity Awards at Fiscal Year-End 2014 — Associated Materials Group, Inc. 2010 Stock Incentive Plan.”

(4)
The dollar amount herein reflects the dollar amount recognized for financial statement reporting purposes for the 2014 fiscal year in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these option awards is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the discretion of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.

(5)	Messrs. Burris, Morrisroe, Gaydos and Nagle’s employment with the Company was terminated in 2014 and, as a result, all unvested equity awards were forfeited.

Associated Materials Group, Inc. 2010 Stock Incentive Plan
Options have been issued to our named executive officers under the 2010 Plan.
In October 2010, Parent adopted the 2010 Plan, pursuant to which a total of 6,150,076 shares of Parent common stock, par value $0.01 per share, were originally reserved for issuance pursuant to awards under the 2010 Plan. In November 2014, Parent’s board of directors and Parent’s stockholders approved an amendment and restatement to the 2010 Plan to increase the maximum number of shares which may be issued under the 2010 Plan by 1,400,000 shares of common stock, from 6,150,076 to 7,550,076. The 2010 Plan provides for the grant of stock options, restricted stock awards, and other equity-based incentive awards. The Committee administers the 2010 Plan and selects eligible executives, directors, and employees of, and consultants to, Parent and its affiliates (including us), to receive awards under the 2010 Plan. Shares of Parent common stock acquired pursuant to awards granted under the 2010 Plan will be subject to certain transfer restrictions and repurchase rights set forth in the 2010 Plan. The Committee determines the number of shares of stock covered by awards granted under the 2010 Plan and the terms of each award, including but not limited to, the terms under which stock options may be exercised, the exercise price of the stock options and other terms and conditions of the options and other awards in accordance with the provisions of the 2010 Plan. In the event Parent undergoes a change of control, as defined below, the Committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards. Under the 2010 Plan, a “change in control” is generally defined as a sale or disposition of all or substantially all of the assets of us and our subsidiaries (taken as a whole) to any person other than to the H&F Investors, any person or group (other than the H&F Investors) becomes the beneficial owner of more than 50% of the total voting power of our outstanding voting stock, or prior to an initial public offering of our common stock, the H&F Investors do not have the ability to cause the election of a majority of the members of the board of directors and any person or group (other than the H&F Investors) beneficially owns outstanding voting stock representing a greater percentage of voting power with respect to the general election of members of the board than the shares of outstanding voting stock the H&F Investors beneficially own. Subject to particular limitations specified in the 2010 Plan, Parent’s board of directors may amend or terminate the 2010 Plan. The 2010 Plan will terminate no later than 10 years following its effective date; however, any awards outstanding under the 2010 Plan will remain outstanding in accordance with their terms.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised earned Options (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)

Brian C. Strauss	—	600,000	—	—	5.04	5/5/2024	—		—
	—	500,000	—	—	10.00	5/5/2024	—		—
	—	500,000	—	—	20.00	5/5/2024	—		—
	—	—	—	80,000	5.04	5/5/2024	—		—
Scott F. Stephens	—	225,000	—	—	5.04	10/14/2024	—		—
	—	375,000	—	—	10.00	10/14/2024	—		—
William L. Topper	—	225,000	—	—	5.04	7/14/2024	—		—
	—	375,000	—	—	10.00	7/14/2024	—		—
	—	—	—	30,000	5.04	7/14/2024
James T. Kenyon	45,000	67,500	—	—	5.00	6/15/2022	—		—
	37,500	56,250	—	—	10.00	6/15/2022	—		—
	37,500	56,250	—	—	20.00	6/15/2022	—		—
	—	—	—	30,000	5.00	6/15/2022	—		—
	—	—		15,000	5.61	6/15/2022	—		—
	—	—	—	—	—	—	16,200	(3)	8,910	(3)
David L. King	20,333	—	—	—	10.00	10/13/2020	—		—
	16,944	—	—	—	20.00	10/13/2020	—		—
	16,944	—	—	—	30.00	10/13/2020	—		—
	60,999	20,333	—	—	5.00	10/13/2020	—		—
	50,832	16,944	—	—	10.00	10/13/2020	—		—
	50,832	16,944	—	—	20.00	10/13/2020	—		—
	—	—	13,555	—	10.00	10/13/2020	—		—
	—	—		27,110	5.00	10/13/2020	—		—
	—	—		13,555	5.61	10/13/2020	—		—
Dana R. Snyder	—	—	—	—	—	—	—		—
Jerry W. Burris (4)	—	—	—	—	—	—	—		—
Paul Morrisroe (4)	48,000	—	—	—	5.00	1/14/2015	—		—
	40,000	—	—	—	10.00	1/14/2015	—		—
	40,000	—	—	—	20.00	1/14/2015	—		—
Robert C. Gaydos (4)	—	—	—	—	—	—	—		—
David S. Nagle (4)	—	—	—	—	—	—	—		—

(1)
Eighty percent of the total number of options granted is subject to time-based vesting. Except for options re-priced in 2011 (where the exercise price was reduced), of the total number of options granted, thirty percent have an exercise price equal to the grant date fair market value of the underlying Parent common stock; the remaining fifty percent of the total number of options granted have an exercise price equal to $10.00 or $20.00. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting accelerates in full if there is a change in control.

(2)
Twenty percent of the total number of options granted is subject to performance-based vesting. Except for options re-priced in 2011 (where the exercise price was reduced), the performance-based options were granted with an exercise price equal to the grant date fair market value of the underlying stock and vest upon the attainment of EBITDA-based performance goals determined annually by the Board of Directors over a five-year period, subject to the executive’s continued service over such period. The 2011 tranche of performance-based awards granted or modified in 2011 are vested. The 2012, 2013 and 2014 tranches of performance-based awards granted were not vested as of January 3, 2015 since the goals for these fiscal years were not achieved. The remaining tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual Adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with

ASC 718. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

(3)
In connection with the commencement of employment of Mr. Kenyon in June 2012, he was granted 27,000 shares of restricted stock, which vest over a five-year period (5,400 shares per year). In 2014, 5,400 shares of restricted stock vested with grant date fair value of $27,216. As of January 3, 2015, 16,200 shares of restricted stock with an estimated market value of $8,910 have not vested.

(4)
Unvested options held by each of Messrs. Burris, Morrisroe, Gaydos and Nagle were forfeited upon their resignations from the Company on January 17, 2014, January 30, 2014, July 14, 2014 and October 14, 2014, respectively. Vested options remain exercisable for 90 days after their resignations. As of January 3, 2015, none of the former executives have exercised any of the options.

OPTION EXERCISES AND STOCK VESTING IN FISCAL YEAR 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Brian C. Strauss	—	$—	—		$—
Scott F. Stephens	—	—	—		—
William L. Topper	—	—	—		—
James T. Kenyon	—	—	5,400	(1)	27,216	(1)
David L. King
Dana R. Snyder			62,982	(2)	353,329	(2)
Jerry W. Burris	—	—	—		—
Paul Morrisroe	—	—	—		—
Robert C. Gaydos	—	—	—		—
David S. Nagle	—	—	—		—

(1)
In connection with the commencement of employment of Mr. Kenyon in June 2012, he was granted 27,000 shares of restricted stock which vest over a five-year period (5,400 shares per year). During 2014, 5,400 shares of restricted stock vested with grant date fair value of $27,216.

(2)
In connection with Mr. Snyder’s employment and service as Interim Chief Executive Officer from January 17, 2014 to May 5, 2014, Parent granted Mr. Snyder 53,475 and 9,507 deferred stock units with fair market value of $5.61, which vested on April 20, 2014 and May 5, 2014, respectively, but will not settle in shares of Parent stock until the earlier of the date on which he separates from service with us or we have a change in control.

PENSION BENEFITS
We do not maintain any pension plans which provide for payments or other benefits in connection with the retirement of current named executive officers except that Mr. King has vested pension benefit under the Alside Retirement Plan (the “Alside Plan”). As the Alside Plan was frozen on December 31, 1998, employees do not earn additional years of credited service after that time in determining the amount of benefits payable under the Alside Plan. Mr. King has earned 1.92 years of service with present value of accumulated benefit of $54,632.
The Alside Plan is a defined benefit plan that covers substantially all salaried employees and certain other groups of employees of our Alside business. During 1998, the Alside Plan was amended such that benefit accruals and participation were frozen and no new employees were eligible to enter the Alside Plan after December 31, 1998. The accumulated plan benefits for Plan participants are based on their average compensation during the five years preceding December 31, 1998, and are payable upon retirement, death, disability and termination of employment. The present value of accumulated benefits above was determined using the same interest rate and mortality assumptions as those used in the Company’s financial statements. Information regarding the Company’s retirement plans can be found in Note 15 to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
NON-QUALIFIED DEFERRED COMPENSATION
In the fiscal year 2014, we did not maintain any non-qualified defined contribution except for the deferred stock units granted to Mr. Snyder as described below, or other deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Severance Benefits for Termination without Cause
On January 3, 2015, each of Messrs. Strauss, Stephens, Topper, Kenyon and King was party to an employment agreement that provides for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) or, solely with respect to Mr. Strauss, he resigns for good reason, in each case at any time (without regard to whether such termination occurs following a change in control). Refer to the “Employment Agreements” section for an additional discussion regarding the employment agreements with our named executive officers.
The table below summarizes the severance benefits that would have been payable to our named executive officers in connection with a termination without cause (or Mr. Strauss resigned with good reason) had such event occurred on January 3, 2015.

	Severance Benefits
Name	Payments (1)	Benefits (2)	Total
Brian C. Strauss	$1,200,000	$13,080	$1,213,080
Scott F. Stephens	493,116	6,540	499,656
William L. Topper	425,000	6,540	431,540
James T. Kenyon	275,000	6,540	281,540
David L. King	250,000	6,540	256,540

(1)
Amounts represent the lump sum severance payable on termination in accordance with the terms of each executive’s individual employment agreement and are based on both the executive’s current base salary and the guaranteed bonus for the 2014 fiscal year which was not paid as of January 3, 2015.

(2)
Represents an estimate of the medical benefits, based on our current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.

On January 17, 2014, Mr. Burris resigned from his position as President and CEO with us and we agreed to treat such resignation as a termination without cause. Pursuant to his employment agreement, we paid him the following severance benefits: (i) base salary for two years, payable in equal installments, (ii) a pro-rated incentive bonus for 2014 and (iii) continued medical and dental benefits for up to two years. We accrued severance payments in the amount of $1,151,489 in 2014. Mr. Burris executed a release of claims in favor of us and our affiliates and such severance is continued upon continued compliance with the restrictions on competition and solicitation of employees and customers for the two year period following such termination.
On January 30, 2014, Mr. Nagle resigned from his position as Senior Vice President and Chief Operation Officer, AMI Distribution and Services with us, and we agreed to treat such resignation as a termination without cause. Pursuant to his employment agreement, we paid him the following severance benefits: (i) his base salary for twelve months, payable in equal installments, (ii) pro-rated incentive bonus for 2014 and (iii) continued medical and dental benefits for up to twelve months. Mr. Nagle executed a release of claims in favor of us and our affiliates and we agreed to pay him a cash lump sum of $13,500. We accrued severance payments in the amount of $343,585 in 2014. His severance is conditioned upon his continued compliance with the restrictions on competition and solicitation of employees and customers for the two year period following his termination.
On July 14, 2014, Mr. Gaydos resigned from his position as Senior Vice President, Operations with us, and we agreed to treat such resignation as a termination without cause. Pursuant to his employment agreement, we paid him the following severance benefits: (i) his base salary for twelve months, payable in equal installments, (ii) pro-rated incentive bonus for 2014 and (iii) continued medical and dental benefits for up to twelve months. His severance is conditioned upon his continued compliance with the restrictions on competition and solicitation of employees and customers for the two year period following his termination. Mr. Gaydos executed a release of claims in favor of us and our affiliates and we agreed to provide him with outplacement services in an amount not to exceed $14,500 and to reduce the post-termination non-compete period from twenty-four months to twelve months. In 2014, we accrued severance payments equal to $357,257.
On October 14, 2014, Mr. Morrisroe resigned from his position as Senior Vice President and Chief Financial Officer with us, and we agreed to treat such resignation as a termination without cause. Pursuant to his employment agreement, we paid him the following severance benefits: (i) his base salary for twelve months, payable in equal installments, (ii) pro-rated incentive bonus for 2014 and (iii) continued medical and dental benefits for up to twelve months. His severance is conditioned upon his continued compliance with the restrictions on competition and solicitation of employees and customers for the two year period following his termination. Mr. Morrisroe executed a release of claims in favor of us and our affiliates and we agreed to provide him with outplacement services in an amount not to exceed $14,500. In 2014, we accrued severance payments equal to $361,007.
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
Since the per share exercise price for the options that would become fully vested and exercisable upon a change in control is more than the estimated fair value of $0.55 per share of Parent common stock on January 3, 2015, there is no value attributable to the accelerated vesting of options held by our named executive officers if a change in control had occurred on January 3, 2015.
DIRECTOR COMPENSATION FOR FISCAL YEAR 2014

Name	Fees Earned or Paid in Cash	Stock Awards (3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (1)
Erik D. Ragatz	$—	$—	$—	$—	$—	$—	$—
Lawrence M. Blackburn	90,000	—	—	—	—	—	90,000
Charles A. Carroll	70,000	—	—	—	—	—	70,000
Adam B. Durrett	—	—	—	—	—	—	—
Dana R. Snyder (2)	49,463	—	—	—	—	—	49,463

(1)
Mr. Strauss, our President and CEO, is not included in this table as he was our employee in the fiscal year 2014 and thus received no compensation for his services as a director. The compensation received by Mr. Strauss is shown in the Summary Compensation Table.

(2)
In accordance with Mr. Snyder’s Interim Chief Executive Officer Agreement, Mr. Snyder was not entitled to receive fees for attending any board or committee meetings during his employment as Interim Chief Executive Officer under the agreement. Compensation amounts reported above reflect only compensation received for director services when Mr. Snyder was not employed by us. As a named executive officer, compensation received by Mr. Snyder during his employment with us is reported as executive compensation in the Summary Compensation Table disclosed above.

(3)	As of January 3, 2015, Messrs, Blackburn and Carroll each held 12,000 shares of restricted stock that have not vested and Mr. Snyder held 12,000 deferred stock units that have not vested.
The Non-Employee Director Compensation Policy and Equity Ownership Guidelines, entitle each of Messrs. Blackburn, Carroll and Snyder to annual retainers of $60,000. They are each also entitled to receive an additional retainer of $10,000 per year for service on the Compensation Committee. In addition, Mr. Blackburn is entitled to receive an additional annual retainer of $20,000 for his service as Chairperson of the Audit Committee. Annual retainers for Board and committee service, as applicable, are payable to Messrs. Blackburn, Snyder and Carroll quarterly, one quarter in arrears. We also pay direct travel expenses in connection with attending meetings and functions of our Board of Directors and committee(s) in accordance with applicable policies as in effect from time to time. In addition, each of Messrs. Ragatz and Durrett did not receive any compensation for their services on our Board of Directors since they are employed by and receive compensation from the H&F Investors.
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
Mr. Ragatz is a managing director of Hellman & Friedman. As of January 3, 2015, the H&F Investors control approximately 97% of the outstanding common stock of Parent. See Item 12. “Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, Related Transactions and Director Independence.”
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
Dana R. Snyder
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
The following table sets forth certain information as of March 23, 2015, regarding the beneficial ownership of Parent by:

•	each person known by us to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of Parent;

•	the directors and named executive officers of Parent and our Company; and

•	all directors and executive officers of Parent and our Company as a group.
We determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days as of March 23, 2015 through the exercise of any options or the conversion of convertible debt. Percentage of beneficial ownership is based on 55,780,676 shares of Parent common stock outstanding as of March 23, 2015. None of the shares of Parent common stock has been pledged as collateral. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Common Stock
	Number of Shares	% of Class
Investment funds affiliated with Hellman & Friedman LLC (1)	53,995,660	96.8%
Named Executive Officers and Directors
Brian C. Strauss	—	*
Scott F. Stephens	—	*
William L. Topper	—	*
James T. Kenyon (2)	147,000	*
David L. King (3)	276,513	*
Jerry W. Burris	220,000	*
Paul Morrisroe	—	*
Robert C. Gaydos	—	*
David S. Nagle	—	*
Erik D. Ragatz (1)	—	*
Lawrence M. Blackburn (4)	18,000	*
Charles A. Carroll (5)	548,000	*
Dana R. Snyder (6)	175,940	*
Adam B. Durrett (1)	—	*

All directors and executive officers as a group (14 persons) (7)	1,482,296	2.6%
* Indicates ownership of less than 1%

(1)
Hellman & Friedman Capital Partners VI, L.P. (“HFCP VI”), Hellman & Friedman Capital Partners VI (Parallel), L.P. (“HFCP VI (Parallel)”), Hellman & Friedman Capital Executives VI, L.P. (“HFCE VI”) and Hellman & Friedman Capital Associates VI, L.P. (“HFCA VI,” and together with HFCP VI, HFCP VI (Parallel) and HFCE VI, the “H&F Entities”) beneficially own 53,995,660 shares of Parent common stock. The address for each of the H&F Entities is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, CA 94111. Such shares of Parent common stock are owned of record by HFCP VI, which owns 42,584,221 shares, HFCP VI (Parallel), which owns 11,179,259 shares, HFCE VI, which owns 176,025 shares, and HFCA VI, which owns 56,155 shares. Hellman & Friedman Investors VI, L.P. (“H&F Investors VI”) is the general partner of each of the H&F Entities. As the general partner of each of the H&F Entities, H&F Investors VI may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. Hellman & Friedman LLC (“H&F”) is the general partner of H&F Investors VI. As the general partner of H&F Investors VI, H&F may be deemed to have beneficial ownership of the shares over which any of the H&F Entities has voting or dispositive power. An investment committee of H&F has sole voting and dispositive control over such shares of Parent common stock. Mr. Ragatz serves as Managing Directors of Hellman & Friedman, but does not serve on the investment committee. Each of the members of the investment committee and Messrs. Ragatz and Durrett disclaim beneficial ownership of such shares of Parent common stock. The address for each of the H&F Entities and each of Messrs. Ragatz and Durrett is c/o Hellman & Friedman LLC, One Maritime Plaza, 12th Floor, San Francisco, CA 94111.

(2)	Includes 120,000 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 23, 2015 and 16,200 shares of nonvested restricted stock.

(3)	Includes 230,439 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 23, 2015.

(4)	Includes 12,000 shares of restricted stock that have not vested as of or within 60 days of March 23, 2015.

(5)	Includes 12,000 shares of restricted stock that have not vested as of or within 60 days of March 23, 2015

(6)	Includes 12,000 deferred stock units that have not vested as of or within 60 days of March 23, 2015.

(7)
Includes 621,208 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 23, 2015, 40,200 shares of restricted stock and 12,000 deferred stock units that have not vested.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
STOCKHOLDERS AGREEMENT
In connection with the closing of the Merger on October 13, 2010, Parent, Holdings and our Company entered into a stockholders agreement (the “Stockholders Agreement”) with certain investment funds affiliated with Hellman & Friedman LLC (such investment funds, the “H&F Investors”) and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date (the “Management Investors”). Parent may not issue any equity securities (prior to an initial public offering) without the consent of the H&F Investors and unless the recipient thereof agrees to become a party to the Stockholders Agreement. The Stockholders Agreement contains the following principal provisions:
Board of Directors. The Stockholders Agreement provides that, until an initial public offering of shares of Parent common stock, the owners of such shares who are parties to the agreement will vote their shares to elect a board of directors of Parent comprised of the following persons:

•	our CEO (unless otherwise determined in writing by the H&F Investors); and

•	such other directors as shall be designated from time to time by the H&F Investors.
Following an initial public offering, subject to certain exceptions, the H&F Investors will have the right to nominate a number of persons for election to Parent’s board of directors equal to the product (rounded up to the nearest whole number) of: (1) the percentage of outstanding equity securities beneficially owned by the H&F Investors and (2) the number of directors then on the board of directors. In addition, without the consent of the H&F Investors, each stockholder party (other than the H&F Investors) must vote all of his, her or its voting shares in favor of such H&F Investors nominees, and each committee and subcommittee of Parent’s board of directors must include an H&F Investors nominee, subject to applicable law and stock exchange rules.
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
Indemnification of Directors and Officers
In February 2011, Parent, Holdings and our Company, (collectively, the “Companies”) entered into indemnification agreements with each of Messrs. Ragatz, Carroll, Durrett, and Snyder, each of whom is a director of the Companies. In September 2013, the Companies entered into an indemnification agreement with Mr. Blackburn. The indemnification agreements provide that the Companies will jointly and severally indemnify each director to the fullest extent permitted by the Delaware general corporation law from and against all loss and liability suffered and expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding. Additionally, the Companies will generally advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith.
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
OTHER RELATIONSHIPS
HUB International
During the year ended January 3, 2015, we paid HUB International Midwest Limited, a portfolio company of investment funds affiliated with the H&F Investors, $0.1 million in connection with consulting services related to the placement and/or servicing of certain portions of our insurance coverage.
Other
Robert A. Schindler, the husband of Dana A. Schindler, our Senior Vice President and Chief Marketing Officer, is one of our employees and during the year ended January 3, 2015, we paid Mr. Schindler a base salary of $208,008 and discretionary bonus compensation of $12,500.
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
DIRECTOR INDEPENDENCE
The Board of Directors has determined that Messrs. Ragatz, Blackburn, Carroll and Durrett qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the Board of Directors for determining the independence of its directors. Mr. Strauss is not an independent director because of his employment as our President and CEO. Mr. Snyder is not an independent director because of his employment as our Interim Chief Executive Officer from January 17 to May 5, 2014. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee of the Board of Directors are independent. The Board of Directors has determined that Mr. Blackburn qualifies as an independent member of the Audit Committee of the Board of Directors. Messrs. Durrett and Ragatz do not qualify as independent under the heightened independence requirements for audit committees. The Audit Committee of the Board of Directors is not comprised solely of independent members under the heightened independence requirements because we are a privately held company and not subject to applicable listing standards.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our Audit Committee adopted a policy to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the Audit Committee may delegate one or more members who are independent directors of the Board of Directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire Audit Committee at the next committee meeting. In accordance with such policy, the Audit Committee pre-approved the services described below under the captions Audit, Audit-Related Fees, Tax Fees and All Other Fees for fiscal years 2014 and 2013.
The following table sets forth the aggregate fees billed to us by our independent accountants, Deloitte & Touche LLP (“D&T”) for services rendered (in thousands):

	2014	2013
Audit Fees (1)	$1,076.4	$879.6
Audit-Related Fees (2)	—	919.0
Tax Fees (3)	101.5	69.2
All Other Fees (4)	2.8	2.3
Total Fees	$1,180.7	$1,870.1

(1)
Audit fees principally constitute fees billed for professional services rendered by D&T for the audit of our consolidated financial statements for the years ended January 3, 2015 and December 28, 2013 and interim reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q.

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

ASSOCIATED MATERIALS, LLC

Date:	March 23, 2015	By:	/s/ Brian C. Strauss
Brian C. Strauss
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 23, 2015	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian C. Strauss	President and Chief Executive Officer	March 23, 2015
Brian C. Strauss	(Principal Executive Officer)

/s/ Scott F. Stephens	Executive Vice President and Chief Financial Officer	March 23, 2015
Scott F. Stephens	(Principal Financial Officer and Principal Accounting Officer)

/s/ Erik D. Ragatz	Chairman of the Board of Directors	March 23, 2015
Erik D. Ragatz

/s/ Lawrence M. Blackburn	Director	March 23, 2015
Lawrence M. Blackburn

/s/ Charles A. Carroll	Director	March 23, 2015
Charles A. Carroll

/s/ Dana R. Snyder	Director	March 23, 2015
Dana R. Snyder

/s/ Adam B. Durrett	Director	March 23, 2015
Adam B. Durrett

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2†	Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC.

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

10.12*†
Stockholders Agreement, dated as of October 13, 2010, among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), Associated Materials, LLC and the stockholders and holders of options signatory thereto.

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

10.17*
Form of Restricted Stock Award Agreement for awards made under the 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Associated Materials Group, Inc.’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on August 22, 2013).

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

10.24*
Amendment No. 1 to Employment Agreement, dated as of October 25, 2013, between Associated Materials, LLC and David S. Nagle (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013).

10.25*
Interim Chief Executive Officer Agreement, dated as of January 18, 2014, between Associated Materials, LLC and Dana R. Snyder (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on January 21, 2014).

10.26*
Employment Agreement, dated as of March 24, 2014, between Associated Materials, LLC and Brian C. Strauss (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 5, 2014).

10.27*
Employment Agreement, dated as of October 14, 2014, between Associated Materials, LLC and Scott F. Stephens (incorporated by reference to Exhibit 10.1 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on October 14, 2014).

10.28*
Form of Indemnification Agreement between Associated Materials, LLC and directors and executive officers of Associated Materials, LLC (incorporated by reference to Exhibit 10.22 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on April 1, 2011).

10.29*
Agreement, dated June 17, 2013, between Jerry W. Burris and Choice Relocation Management, LLC (incorporated by reference to Exhibit 10.26 to Associated Materials, LLC’s Registration Statement on Form S-4, filed with the SEC on July 24, 2013).

10.30*
Agreement, dated June 17, 2013, between Paul Morrisroe and Choice Relocation Management, LLC (incorporated by reference to Exhibit 10.27 to Associated Materials, LLC’s Registration Statement on Form S-4, filed with the SEC on July 24, 2013).

10.31
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

10.32
Omnibus Amendment to Canadian Loan Documents, dated April 26, 2012, among Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and the Canadian Collateral Agent (incorporated by reference to Exhibit 99.2 to Associated Materials, LLC’s Current Report on Form 8-K, filed with the SEC on May 2, 2012).

10.33
Amendment No. 1 to Amended and Restated Revolving Credit Agreement and US Security Agreement, dated March 23, 2015, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents thereto.

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