Form 10-Q
period 2015-04-04
ASSOCIATED MATERIALS, LLC
filed 2015-05-05
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has filed all such Exchange Act reports for the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2015, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended April 4, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$4,059	$5,963
Accounts receivable, net	125,416	125,121
Inventories	161,482	145,532
Income taxes receivable	121	144
Deferred income taxes	2,439	2,439
Prepaid expenses and other current assets	15,579	15,859
Total current assets	309,096	295,058
Property, plant and equipment, at cost	181,383	178,014
Less accumulated depreciation	86,689	84,114
Property, plant and equipment, net	94,694	93,900
Goodwill	311,798	317,257
Other intangible assets, net	425,432	437,300
Other assets	16,922	18,662
Total assets	$1,157,942	$1,162,177

Liabilities and Member’s Deficit
Current liabilities:
Accounts payable	$103,926	$94,768
Accrued liabilities	91,811	81,734
Deferred income taxes	1,946	1,292
Income taxes payable	1,495	1,782
Total current liabilities	199,178	179,576
Deferred income taxes	86,991	88,330
Other liabilities	125,731	129,016
Long-term debt	933,926	903,404
Commitments and contingencies
Member’s deficit	(187,884)	(138,149)
Total liabilities and member’s deficit	$1,157,942	$1,162,177
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Quarters Ended
	April 4, 2015	March 29, 2014
Net sales	$220,366	$196,589
Cost of sales	178,463	162,174
Gross profit	41,903	34,415
Selling, general and administrative expenses	58,470	58,665
Loss from operations	(16,567)	(24,250)
Interest expense	20,706	20,320
Foreign currency loss	516	338
Loss before income taxes	(37,789)	(44,908)
Income tax expense	533	1,441
Net loss	(38,322)	(46,349)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	148	3
Foreign currency translation adjustments, net of tax	(11,586)	(9,054)
Total comprehensive loss	$(49,760)	$(55,400)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended
	April 4, 2015	March 29, 2014
Operating Activities
Net loss	$(38,322)	$(46,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,879	10,578
Deferred income taxes	727	1,634
Provision for losses on accounts receivable	771	483
Amortization of deferred financing costs and premium on senior notes	906	939
Loss on sale or disposal of assets	—	11
Stock-based compensation expense	25	277
Changes in operating assets and liabilities:
Accounts receivable	(2,141)	5,962
Inventories	(17,839)	(43,320)
Accounts payable and accrued liabilities	20,729	27,491
Income taxes receivable / payable	(164)	(234)
Other assets and liabilities	(1,242)	(4,667)
Net cash used in operating activities	(26,671)	(47,195)
Investing Activities
Capital expenditures	(6,069)	(3,619)
Proceeds from the sale of assets	6	—
Net cash used in investing activities	(6,063)	(3,619)
Financing Activities
Borrowings under ABL facilities	44,570	37,508
Payments under ABL facilities	(13,749)	(2,904)
Net cash provided by financing activities	30,821	34,604
Effect of exchange rate changes on cash and cash equivalents	9	(500)
Net decrease in cash and cash equivalents	(1,904)	(16,710)
Cash and cash equivalents at beginning of period	5,963	20,815
Cash and cash equivalents at end of period	$4,059	$4,105
Supplemental information:
Cash paid for interest	$952	$311
Cash paid for income taxes	$44	$41
Property additions of $733 thousand and $489 thousand that remain unpaid as of April 4, 2015 and March 29, 2014, respectively, were excluded from "Capital expenditures" in the Investing Activities section above.

See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 4, 2015
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended April 4, 2015 and March 29, 2014. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 3, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
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
Because most of the Company’s building products are intended for exterior use, sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, the Company has historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. Therefore, the results of operations for any interim period are not necessarily indicative of the results of operations for a full year.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. ASU 2015-03 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity is required to apply ASU 2015-03 on a retrospective basis and comply with the applicable disclosures, which include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). The Company does not believe that the adoption of the provisions of ASU 2015-03 will have a material impact on its consolidated financial position, results of operations or cash flows.

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
Allowance for doubtful accounts consists of the following (in thousands):

	April 4, 2015	January 3, 2015
Allowance for doubtful accounts, current	$3,524	$3,542
Allowance for doubtful accounts, non-current	4,996	4,549
	$8,520	$8,091
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	April 4, 2015	January 3, 2015
Raw materials	$35,790	$29,300
Work in process	16,308	16,442
Finished goods	109,384	99,790
	$161,482	$145,532

4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The Company did not recognize any impairment losses of its goodwill during the quarters ended April 4, 2015 and March 29, 2014.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 3, 2015	$317,257
Foreign currency translation	(5,459)
Balance at April 4, 2015	$311,798
At April 4, 2015 and January 3, 2015, accumulated goodwill impairment losses were $228.5 million, exclusive of foreign currency translation.
The Company’s other intangible assets consist of the following (in thousands):

	April 4, 2015			January 3, 2015
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$318,787	$111,762	$207,025	$321,836	$106,655	$215,181
Amortized non-compete agreements	20	17	3	20	16	4
Total amortized intangible assets	318,807	111,779	207,028	321,856	106,671	215,185
Non-amortized trade names (1)	218,404	—	218,404	222,115	—	222,115
Total intangible assets	$537,211	$111,779	$425,432	$543,971	$106,671	$437,300
(1) The balances at April 4, 2015 and January 3, 2015 include impairment charges of $169.6 million, of which $89.7 million were recorded in the second half of 2014 and $79.9 million were recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. The Company did not recognize any impairment losses related to its other intangible assets during the quarters ended April 4, 2015 and March 29, 2014.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.3 million and $6.4 million for the quarters ended April 4, 2015 and March 29, 2014, respectively.
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

Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Balance at the beginning of the period	$1,960	$2,772
Decreases	—	(331)
Accretion of related lease obligations	114	124
Payments	(364)	(399)
Balance at the end of the period	$1,710	$2,166
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
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Balance at the beginning of the period	$89,940	$93,207
Provision for warranties issued and changes in estimates for pre-existing warranties	1,250	1,279
Claims paid	(1,328)	(1,460)
Foreign currency translation	(616)	(388)
Balance at the end of the period	$89,246	$92,638
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
7. Executive Officers’ Separation and Hiring Costs
Separation and hiring costs related to the Company’s executive officers include payroll taxes, certain benefits and related professional fees, all of which are recorded as a component of selling, general and administrative expenses. For the quarter ended April 4, 2015, there was an immaterial amount of separation and hiring costs. For the quarter ended March 29, 2014, the Company recorded $2.0 million of separation and hiring costs, primarily related to the resignations of Jerry W. Burris, the former President and Chief Executive Officer and David S. Nagle, the former Chief Operations Officer, AMI Distribution and Services, as well as the hiring of Dana R. Snyder, who was named Interim Chief Executive Officer prior to the appointment of Brian C. Strauss as President and Chief Executive Officer in May 2014. As of April 4, 2015, the remaining balance payable to the Company’s former executives for separation costs was $0.7 million, which will be paid at various dates through 2016.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 4, 2015	January 3, 2015
9.125% Senior Secured Notes, due 2017	$833,684	$834,004
Borrowings under the ABL facilities	100,242	69,400
Total long-term debt	$933,926	$903,404

9.125% Senior Secured Notes, due 2017
In October 2010, the Company and its wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 of each year, and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees the Company’s obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”).
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $3.7 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of April 4, 2015.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act of 1933, as amended, for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $729.3 million and $652.8 million based on quoted market prices as of April 4, 2015 and January 3, 2015, respectively.
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
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of April 4, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.00% as of April 4, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
On March 23, 2015, the Amended and Restated Revolving Credit Agreement was amended to permit, among other things, for the period commencing on and including April 3, 2015 through and including June 5, 2015, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence only if excess availability is less than $15.0 million for a period of five consecutive business days. In addition, such amendment includes a provision for weekly borrowing base certificate reporting for the period commencing on and including April 12, 2015 through and including June 10, 2015 in lieu of delivery of a borrowing base certificate after each fiscal month.
The fixed charge coverage ratio was 0.52:1.00 for the four consecutive fiscal quarter test period ended April 4, 2015. The Company has not triggered such fixed charge coverage ratio covenant as of April 4, 2015, as excess availability of $19.7 million as of such date was in excess of the covenant trigger threshold. The Company currently does not expect to trigger the fixed charge coverage ratio test for fiscal year 2015.
As of April 4, 2015, there was $100.2 million drawn under the Company’s ABL facilities and $34.7 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.5% and 4.2%, respectively, as of April 4, 2015. The Company had letters of credit outstanding of $12.3 million as of April 4, 2015 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
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
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended
	April 4, 2015	March 29, 2014
Loss before income taxes	$(37,789)	$(44,908)
Income tax expense	533	1,441
Effective tax rate	(1.4)%	(3.2)%
The effective tax rates for the quarters ended April 4, 2015 and March 29, 2014 vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Other comprehensive loss before reclassifications, net of tax of $0	—	(11,586)	(11,586)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $17	148	—	148
Balance at April 4, 2015	$(23,633)	$(48,428)	$(72,061)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive loss before reclassifications, net of tax of $0	—	(9,054)	(9,054)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $6	3	—	3
Balance at March 29, 2014	$(3,510)	$(23,457)	$(26,967)
Reclassifications out of accumulated other comprehensive loss consist of the following (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$7	$6
Amortization of unrecognized cumulative actuarial net loss	158	3
Total before tax	165	9
Tax expense	(17)	(6)
Net of tax	$148	$3
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.
11. Retirement Plans
The Company sponsors defined benefit pension plans which cover hourly workers at its West Salem, Ohio plant, and hourly union employees at its Woodbridge, New Jersey plant as well as a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (the “Domestic Plans”). The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). In 2014, the pension plans for Pointe Claire and Burlington were amended to reflect an increase in benefits, effective November 15, 2015 and September 1, 2016, respectively. Also, the Pointe Claire plan was amended to disallow a lump sum payment feature that triggered settlement losses recorded in previous years.
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

Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	April 4, 2015			March 29, 2014
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$331	$641	$4	$322	$591	$3
Interest cost	806	791	43	788	903	49
Expected return on assets	(973)	(938)	—	(1,018)	(1,069)	—
Amortization of unrecognized:
Prior service costs (credits)	3	6	(2)	3	5	(2)
Cumulative actuarial net loss (gain)	104	59	(5)	—	14	(11)
Net periodic benefit cost	$271	$559	$40	$95	$444	$39
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of April 4, 2015. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Vinyl windows	$82,254	$69,640
Vinyl siding products	35,165	34,094
Metal products	28,407	27,307
Third-party manufactured products	47,499	42,912
Other products and services	27,041	22,636
	$220,366	$196,589

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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,059	$—	$—	$—	$—	$4,059
Accounts receivable, net	94,018	—	5,960	25,438	—	125,416
Intercompany receivables	361,191	—	56,211	1,794	(419,196)	—
Inventories	104,466	—	15,568	41,448	—	161,482
Income taxes receivable	—	—	121	—	—	121
Deferred income taxes	487	—	1,952	—	—	2,439
Prepaid expenses and other current assets	13,155	—	964	1,460	—	15,579
Total current assets	577,376	—	80,776	70,140	(419,196)	309,096
Property, plant and equipment, net	65,380	—	1,424	27,890	—	94,694
Goodwill	203,841	—	16,713	91,244	—	311,798
Other intangible assets, net	300,124	—	32,971	92,337	—	425,432
Intercompany receivable	—	833,684	—	—	(833,684)	—
Other assets	15,605	—	31	1,286	—	16,922
Total assets	$1,162,326	$833,684	$131,915	$282,897	$(1,252,880)	$1,157,942
Liabilities and Member's Deficit
Current liabilities:
Accounts payable	$70,058	$—	$6,965	$26,903	$—	$103,926
Intercompany payables	1,794	—	—	417,402	(419,196)	—
Accrued liabilities	81,938	—	4,216	5,657	—	91,811
Deferred income taxes	727	—	—	1,219	—	1,946
Income taxes payable	1	—	—	1,494	—	1,495
Total current liabilities	154,518	—	11,181	452,675	(419,196)	199,178
Deferred income taxes	51,013	—	13,295	22,683	—	86,991
Other liabilities	82,912	—	22,126	20,693	—	125,731
Deficit in subsidiaries	141,883	—	227,196	—	(369,079)	—
Long-term debt	919,884	833,684	—	14,042	(833,684)	933,926
Member’s deficit	(187,884)	—	(141,883)	(227,196)	369,079	(187,884)
Total liabilities and member’s deficit	$1,162,326	$833,684	$131,915	$282,897	$(1,252,880)	$1,157,942

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended April 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$179,638	$—	$30,162	$47,248	$(36,682)	$220,366
Cost of sales	148,967	—	28,806	37,372	(36,682)	178,463
Gross profit	30,671	—	1,356	9,876	—	41,903
Selling, general and administrative expenses	47,657	—	844	9,969	—	58,470
(Loss) income from operations	(16,986)	—	512	(93)	—	(16,567)
Interest expense, net	18,788	—	1,661	257	—	20,706
Foreign currency loss	—	—	—	516	—	516
Loss before income taxes	(35,774)	—	(1,149)	(866)	—	(37,789)
Income tax expense (benefit)	726	—	24	(217)	—	533
Loss before equity loss from subsidiaries	(36,500)	—	(1,173)	(649)	—	(38,322)
Equity loss from subsidiaries	(1,822)	—	(649)	—	2,471	—
Net loss	(38,322)	—	(1,822)	(649)	2,471	(38,322)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	148	—	58	48	(106)	148
Foreign currency translation adjustments, net of tax	(11,586)	—	(11,586)	(11,586)	23,172	(11,586)
Total comprehensive loss	$(49,760)	$—	$(13,350)	$(12,187)	$25,537	$(49,760)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended April 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,313)	$—	$1,707	$(8,065)	$—	$(26,671)
Investing Activities
Capital expenditures	(5,408)	—	(65)	(596)	—	(6,069)
Proceeds from the sale of assets	5	—	—	1	—	6
Payments on loans to affiliates	—	—	(1,642)	—	1,642	—
Receipts on loans to affiliates	2,000	—	—	—	(2,000)	—
Net cash used in investing activities	(3,403)	—	(1,707)	(595)	(358)	(6,063)
Financing Activities
Borrowings under ABL facilities	31,400	—	—	13,170	—	44,570
Payments under ABL facilities	(11,200)	—	—	(2,549)	—	(13,749)
Borrowings from affiliates	1,642	—	—	—	(1,642)	—
Repayments to affiliates	—	—	—	(2,000)	2,000	—
Net cash provided by financing activities	21,842	—	—	8,621	358	30,821
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9
Net decrease in cash and cash equivalents	(1,874)	—	—	(30)	—	(1,904)
Cash and cash equivalents at beginning of period	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of period	$4,059	$—	$—	$—	$—	$4,059

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2015
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended March 29, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$156,939	$—	$30,662	$44,694	$(35,706)	$196,589
Cost of sales	134,318	—	28,950	34,612	(35,706)	162,174
Gross profit	22,621	—	1,712	10,082	—	34,415
Selling, general and administrative expenses	47,799	—	942	9,924	—	58,665
(Loss) income from operations	(25,178)	—	770	158	—	(24,250)
Interest expense, net	19,972	—	1	347	—	20,320
Foreign currency loss	—	—	—	338	—	338
(Loss) income before income taxes	(45,150)	—	769	(527)	—	(44,908)
Income tax expense (benefit)	1,634	—	(27)	(166)	—	1,441
(Loss) income before equity income (loss) from subsidiaries	(46,784)	—	796	(361)	—	(46,349)
Equity income (loss) from subsidiaries	435	—	(361)	—	(74)	—
Net (loss) income	(46,349)	—	435	(361)	(74)	(46,349)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	3	—	12	14	(26)	3
Foreign currency translation adjustments, net of tax	(9,054)	—	(9,054)	(9,054)	18,108	(9,054)
Total comprehensive loss	$(55,400)	$—	$(8,607)	$(9,401)	$18,008	$(55,400)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended March 29, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,401)	$—	$2,566	$(18,360)	$—	$(47,195)
Investing Activities
Capital expenditures	(3,312)	—	(14)	(293)	—	(3,619)
Payments on loans to affiliates	—	—	(2,542)	—	2,542	—
Net cash used in investing activities	(3,312)	—	(2,556)	(293)	2,542	(3,619)
Financing Activities
Borrowings under ABL facilities	28,700	—	—	8,808	—	37,508
Payments under ABL facilities	—	—	—	(2,904)	—	(2,904)
Borrowings from affiliates	2,542	—	—	—	(2,542)	—
Net cash provided by financing activities	31,242	—	—	5,904	(2,542)	34,604
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(500)	—	(500)
Net (decrease) increase in cash and cash equivalents	(3,471)	—	10	(13,249)	—	(16,710)
Cash and cash equivalents at beginning of period	7,566	—	—	13,249	—	20,815
Cash and cash equivalents at end of period	$4,095	$—	$10	$—	$—	$4,105
The condensed consolidating statement of cash flows for the quarter ended March 29, 2014 has been revised to present changes in receivable from or payable to an affiliate, which resulted from deposits in and withdrawals from the Company’s cash account by one of its subsidiaries under a centralized cash management arrangement and from loan payments and receipts between the Company’s subsidiaries within investing and financing activities. Changes in receivable from or payable to an affiliate related to trade transactions are presented within operating activities. For the quarter ended March 29, 2014, the Company previously reported all changes in receivable from and payable to an affiliate as cash flows in operating activities. The effect is summarized as follows (in thousands):

	Quarter Ended March 29,2014
	Company (As Previously Reported)	Company (As Corrected)	Subsidiary Guarantors (As Previously Reported)	Subsidiary Guarantors (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
Net cash (used in) provided by operating activities	$(28,859)	$(31,401)	$24	$2,566	$—	$—
INVESTING ACTIVITIES
Payments on loans to affiliates	—	—	—	(2,542)	—	2,542
Net cash used in investing activities	(3,312)	(3,312)	(14)	(2,556)	—	2,542
FINANCING ACTIVITIES
Borrowings from affiliates	—	2,542	—	—	—	(2,542)
Net cash provided by financing activities	28,700	31,242	—	—	—	(2,542)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report and under Part II, Item 1A. “Risk Factors” or elsewhere in this report.
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
Our net sales for the quarter ended April 4, 2015 were $220.4 million, representing an increase of $23.8 million, or 12.1%, compared to $196.6 million for the same period in 2014. Despite adverse weather conditions that we experienced in the middle of the first quarter of 2015 for much of the U.S. market, our net sales improved across all product lines. Compared to the same period in 2014, sales growth was primarily driven by higher sales in our vinyl window and Installed Sales Solutions (“ISS”) businesses. The increase in net sales for our vinyl window products was due to a combination of higher sales volume and selling prices. Volume growth in windows was achieved in almost all geographic markets, including repair and remodel as well as new construction. Higher average selling prices for windows were achieved through both price increases that we implemented at the beginning of 2015, and favorable product mix attained, in part, from the launch of our new window platform in early 2014. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 37%, 16%, 13% and 22%, respectively, of our net sales for the quarter ended April 4, 2015 and approximately 35%, 17%, 14% and 22%, respectively, of our net sales for the quarter ended March 29, 2014.
Our gross profit for the quarter ended April 4, 2015 was $41.9 million, or 19.0% of net sales, compared to $34.4 million, or 17.5% of net sales, for the same period in 2014. The $7.5 million, or 21.8%, increase in gross profit was due to higher sales volume, improved pricing and favorable product mix driven by strong performance in our integrated product offerings. These profit increases were partially offset by higher raw material costs, which were not fully offset by our selling price increases.
A significant portion of our selling, general and administrative (“SG&A”) expenses are fixed costs such as payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and warehouses, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our SG&A expenses include incentives and commissions, marketing costs, certain delivery charges such as fuel costs incurred to deliver product to our customers, and customer sales rewards. SG&A expenses for the quarter ended April 4, 2015 were $58.5 million, or 26.5% of net sales, compared to $58.7 million, or 29.8% of net sales, for the same period in 2014. The $0.2 million, or 0.3%, decrease in SG&A expenses was primarily due to a reduction in executive officer separation and hiring costs and lower marketing related costs, partially offset by an increase in employee compensation expense mainly attributable to higher supply center headcount that was added throughout 2014 to support the growth of our ISS business and supply center operations.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Net sales (1)	$220,366	$196,589
Cost of sales	178,463	162,174
Gross profit	41,903	34,415
Selling, general and administrative expenses	58,470	58,665
Loss from operations	(16,567)	(24,250)
Interest expense	20,706	20,320
Foreign currency loss	516	338
Loss before income taxes	(37,789)	(44,908)
Income tax expense	533	1,441
Net loss	$(38,322)	$(46,349)
Other Data:
EBITDA (2)	$(7,204)	$(14,010)
Adjusted EBITDA (2)	(6,397)	(6,865)

(1)	The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Quarters Ended
	April 4, 2015	% of Net Sales	March 29, 2014	% of Net Sales
Vinyl windows	$82,254	37.3%	$69,640	35.4%
Vinyl siding products	35,165	16.0%	34,094	17.3%
Metal products	28,407	12.9%	27,307	13.9%
Third-party manufactured products	47,499	21.6%	42,912	21.8%
Other products and services	27,041	12.2%	22,636	11.6%
	$220,366	100.0%	$196,589	100.0%

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”) and the Indenture. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. general accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Net loss	$(38,322)	$(46,349)
Interest expense	20,706	20,320
Income tax expense	533	1,441
Depreciation and amortization	9,879	10,578
EBITDA	(7,204)	(14,010)
Purchase accounting related adjustments (a)	(877)	(946)
Restructuring costs (b)	—	(331)
Executive officer separation and hiring costs (c)	42	1,983
Bank audit fees (d)	32	30
Loss on disposal or write-offs of assets	—	11
Stock-based compensation expense (e)	25	277
Non-cash expense adjustments (f)	100	—
Other normalizing and unusual items (g)	969	5,783
Foreign currency loss (h)	516	338
Run-rate cost savings (i)	—	—
Adjusted EBITDA	$(6,397)	$(6,865)

(a)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of a series of mergers completed on October 13, 2010, which include the following (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Pension expense adjustment	$(631)	$(652)
Amortization related to fair value adjustment of leased facilities	(68)	(113)
Amortization related to warranty liabilities	(178)	(181)
	$(877)	$(946)

(b)
Represents a decrease in manufacturing restructuring charges recorded during the quarter ended March 29, 2014 as a result of the re-measurement of the restructuring liability related to the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(c)
Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees. For the quarter ended March 29, 2014, the costs were primarily related to the resignations of Mr. Burris, our former President and Chief Executive Officer and Mr. Nagle, our former Chief Operations Officer, AMI Distribution and Services, as well as the hiring of Mr. Snyder, who was named our Interim Chief Executive Officer prior to the appointment of Brian C. Strauss as President and Chief Executive Officer in May 2014.

(d)	Represents bank audit fees incurred under our current ABL facilities and prior ABL facility.

(e)	Represents equity-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the non-cash expense related to warranties provision in excess of claims paid.

(g)	Represents the following (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Professional fees and other costs (i)	$841	$5,524
Accretion on lease liability (ii)	114	125
Excess severance costs (iii)	14	96
Excess legal expense (iv)	—	38
	$969	$5,783

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarters ended April 4, 2015 and March 29, 2014, we incurred costs of $0.5 million and $4.7 million, respectively, related to the launch of the new window platform on the East Coast in 2014 and its continued roll out on the West Coast in 2015.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense due primarily to unusual changes within non-executive management.

(iv)	Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs.

(h)	Represents foreign currency loss recognized in the Condensed Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $9 million for the quarter ended April 4, 2015 and $12 million for the quarter ended March 29, 2014. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $5.9 million of the approximately $9 million of cost savings identified for the four consecutive fiscal quarters ended April 4, 2015 and $10.3 million of the approximately $12 million for the four consecutive fiscal quarters ended March 29, 2014 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run-rate cost savings when calculating Adjusted EBITDA for the quarters ended April 4, 2015 and March 29, 2014.
Quarter Ended April 4, 2015 Compared to Quarter Ended March 29, 2014
Net sales were $220.4 million for the quarter ended April 4, 2015, an increase of $23.8 million, or 12.1%, compared to $196.6 million for the quarter ended March 29, 2014. Despite adverse weather conditions that we experienced in the middle of the first quarter of 2015 for much of the U.S. market, our net sales improved across all product lines. Compared to the same period in 2014, sales growth was primarily driven by higher sales in our vinyl window and Installed Sales Solutions (“ISS”) businesses. Our net sales increased $12.6 million, or 18.1% for vinyl windows, partially derived from unit volume growth of approximately 14%, and $4.3 million, or 19.9% for our ISS business, compared to the prior year quarter. The increase in net sales for our vinyl window products was due to a combination of higher sales volume and selling prices. Volume growth in windows was achieved in almost all geographic markets, including repair and remodel as well as new construction. Higher average selling prices for windows were achieved through both price increases that we implemented at the beginning of 2015, and favorable product mix attained, in part, from the launch of our new window platform in early 2014. Also contributing to the top line growth are a $4.6 million, or 10.7% increase in net sales for third-party manufactured products, a $1.1 million, or 4.0% increase in metal product sales, and a $1.1 million, or 3.1% increase in vinyl siding sales. Net sales were negatively impacted by $4.6 million due to a weaker Canadian dollar in 2015, compared to the prior year quarter.

Gross profit for the quarter ended April 4, 2015 was $41.9 million, or 19.0% of net sales, compared to gross profit of $34.4 million, or 17.5% of net sales, for the quarter ended March 29, 2014. The $7.5 million, or 21.8% increase in gross profit was primarily due to higher volume impacts of $5.4 million, and improved pricing and favorable product mix of $4.0 million, which was driven by strong performance in our integrated product offerings. Also, we incurred costs of $3.2 million related to the launch of our new window platform on the East Coast during the prior year quarter, compared to costs of $0.3 million for its continued roll out of the new window platform on the West Coast in the current year quarter. These profit increases were partially offset by higher raw material costs of $3.6 million. For the quarter ended April 4, 2015, a weaker Canadian dollar negatively impacted our gross profit by $4.1 million compared to the prior year quarter.
SG&A expenses were $58.5 million, or 26.5% of net sales, for the quarter ended April 4, 2015, compared to $58.7 million, or 29.8% of net sales, for the quarter ended March 29, 2014. The decrease of SG&A expenses of $0.2 million was primarily due to a $1.9 million reduction in executive officers’ separation and hiring costs and lower marketing related costs of $1.1 million. These decreases were partially offset by a $1.9 million increase in employee compensation expense mainly attributable to higher supply center headcount that was added throughout 2014 to support the growth of our ISS business and supply center operations, as well as higher commission costs of $0.4 million, bad debt expense of $0.3 million, and pension costs of $0.2 million. Compared to the prior year quarter, SG&A expenses were favorably impacted by $1.4 million due to a weaker Canadian dollar in 2015.
Loss from operations was $16.6 million for the quarter ended April 4, 2015 and $24.3 million for the quarter ended March 29, 2014.
Interest expense was $20.7 million and $20.3 million for the quarters ended April 4, 2015 and March 29, 2014, respectively. The $0.4 million increase in interest expense was primarily related to the ABL facilities.
Income tax expense of $0.5 million and $1.4 million for the quarters ended April 4, 2015 and March 29, 2014 reflected negative effective income tax rates of 1.4% and 3.2%, respectively, for the quarters then ended. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
Net loss for the quarter ended April 4, 2015 was $38.3 million compared to net loss of $46.3 million for the quarter ended March 29, 2014.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. ASU 2015-03 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity is required to apply ASU 2015-03 on a retrospective basis and comply with the applicable disclosures, which include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). We do not believe that the adoption of the provisions of ASU 2015-03 will have a material impact on our consolidated financial position, results of operations or cash flows.
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
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Quarters Ended
	April 4, 2015	March 29, 2014
Net cash used in operating activities	$(26,671)	$(47,195)
Net cash used in investing activities	(6,063)	(3,619)
Net cash provided by financing activities	30,821	34,604
As of April 4, 2015, we had cash and cash equivalents of $4.1 million in the United States and available borrowing capacity of $34.7 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that our borrowing capacity under the ABL facilities and current cash and cash equivalents provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt obligations for the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities was $26.7 million for the quarter ended April 4, 2015, compared to $47.2 million for the quarter ended March 29, 2014. The $20.5 million decrease in the use of cash was primarily driven by improvement in working capital of $14.1 million and a lower net loss, compared to the prior year quarter.
Change in accounts receivable was a use of cash of $2.1 million for the quarter ended April 4, 2015, compared to a source of cash of $6.0 million for the quarter ended March 29, 2014. The $8.1 million net decrease in cash flow from accounts receivable reflected higher sales in the first quarter of 2015 compared to the prior year quarter, as well as the timing of collections from customers. Change in inventory was a use of cash of $17.8 million for the quarter ended April 4, 2015, compared to a use of cash of $43.3 million for the quarter ended March 29, 2014. The lower use of cash in the current year quarter was primarily driven by working capital initiatives during the first quarter of 2015 and the timing of inventory builds for seasonal demands in later quarters. During 2014, we increased inventory at our supply centers to ensure that we had a variety of products to better service our contractor customers, which led to higher inventory levels at the end of 2014, the consequence of which was a relatively lower use of cash during the current year quarter. Change in accounts payable and accrued liabilities was a source of cash of $20.7 million for the quarter ended April 4, 2015, compared to a source of cash of $27.5 million for the quarter ended March 29, 2014. The decrease of $6.8 million in cash flows from accounts payable and accrued liabilities was primarily due to the timing of inventory purchases.
Cash Flows from Investing Activities
Net cash used in investing activities consisted of $6.1 million and $3.6 million of capital expenditures during the quarters ended April 4, 2015 and March 29, 2014, respectively. The capital expenditures for the current year quarter related to various investments at our manufacturing facilities, while the capital expenditures for the prior year quarter primarily related to investments in our new window platform that was launched on the East Coast in early 2014.

Cash Flows from Financing Activities
Net cash provided by financing activities for the quarter ended April 4, 2015 included borrowings of $44.6 million under our ABL facilities offset by repayments of $13.7 million. Net cash provided by financing activities for the quarter ended March 29, 2014 included borrowings of $37.5 million under our ABL facilities offset by repayments of $2.9 million.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and our wholly owned subsidiary, AMH New Finance, Inc. (collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 of each year, and are unconditionally guaranteed, jointly and severally, by each of the Issuers’ direct and indirect domestic subsidiaries that guarantees our obligations under the senior secured asset-based revolving credit facilities (the “ABL facilities”).
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (the “Indenture”). The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $3.7 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of April 4, 2015.
On September 30, 2013, the Issuers offered to exchange up to $100.0 million aggregate principal amount of 9.125% Senior Secured Notes due 2017 and the related guarantees (the “exchange notes”), which have been registered under the Securities Act of 1933, as amended, for any and all of the new notes. All of the new notes were exchanged for exchange notes on October 31, 2013.
The 9.125% notes, at par value of 830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $729.3 million and $652.8 million based on quoted market prices as of April 4, 2015 and January 3, 2015, respectively.
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
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of April 4, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.00% as of April 4, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
As of April 4, 2015, there was $100.2 million drawn under our ABL facilities and $34.7 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.5% and 4.2%, respectively, as of April 4, 2015. We had letters of credit outstanding of $12.3 million as of April 4, 2015 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Covenant Compliance
There are no financial maintenance covenants included in the Amended and Restated Revolving Credit Agreement and the Indenture, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00 under the Amended and Restated Credit Agreement, which is triggered as of the end of the most recently ended four consecutive fiscal quarter period for which financial statements have been delivered prior to such date of determination only when excess availability is less than, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. tranche A borrowing base and (B) the U.S tranche A revolving credit commitments and (y) the lesser of (A) the Canadian tranche A borrowing base and (B) the Canadian tranche A revolving credit commitments and (ii) $20.0 million for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold. The Amended and Restated Revolving Credit Agreement and the Indenture permit us to include run-rate cost savings in our calculation of Consolidated EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA for the relevant test period.
On March 23, 2015, the Amended and Restated Revolving Credit Agreement was amended to permit, among other things, for the period commencing on and including April 3, 2015 through and including June 5, 2015, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence only if excess availability is less than $15.0 million for a period of five consecutive business days. In addition, such amendment includes a provision for weekly borrowing base certificate reporting for the period commencing on and including April 12, 2015 through and including June 10, 2015 in lieu of delivery of a borrowing base certificate after each fiscal month.
The fixed charge coverage ratio was 0.52:1.00 for the four consecutive fiscal quarter test period ended April 4, 2015. We have not triggered such fixed charge coverage ratio covenant as of April 4, 2015, as excess availability of $19.7 million as of such date was in excess of the covenant trigger threshold. We do not expect to trigger such covenant for fiscal year 2015. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part 1, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of April 4, 2015.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At April 4, 2015, we had no raw material hedge contracts in place.
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
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of April 4, 2015, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities was, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of April 4, 2015, we had borrowings outstanding of $100.2 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $1.0 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of April 4, 2015 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $729.3 million based on quoted market prices as of April 4, 2015.
Foreign Currency Exchange Risk
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of April 4, 2015, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.4 million of loss.
A 10% strengthening or weakening from the levels experienced during the quarter ended April 4, 2015 of the U.S. dollar relative to the Canadian dollar would have resulted in a $1.6 million decrease or increase, respectively, in comprehensive loss for the quarter ended April 4, 2015.
Commodity Price Risk
See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Inflation” for a discussion of the market risk related to our principal raw materials (vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials) and diesel fuel.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Items 2, 3, 4 and 5 are not applicable or the answer to such items is none; therefore, the items have been omitted and no reference is required in this Quarterly Report on Form 10-Q.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of April 4, 2015. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2015 filed with the Securities and Exchange Commission on March 23, 2015, which include detailed discussions of risk factors that could materially affect our business, financial condition or results of operations and are incorporated herein by reference.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	May 5, 2015	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 21, 2014).

10.1
Amendment No. 1 to Amended and Restated Revolving Credit Agreement and US Security Agreement, dated March 23,2015, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents thereto (incorporated by reference to Exhibit 10.33 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 23, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.