Form 10-Q
period 2015-07-04
ASSOCIATED MATERIALS, LLC
filed 2015-08-04
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2015, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended July 4, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	July 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$4,029	$5,963
Accounts receivable, net	163,915	125,121
Inventories	164,578	145,532
Income taxes receivable	135	144
Deferred income taxes	2,439	2,439
Prepaid expenses and other current assets	11,798	15,859
Total current assets	346,894	295,058
Property, plant and equipment, at cost	184,828	178,014
Less accumulated depreciation	90,039	84,114
Property, plant and equipment, net	94,789	93,900
Goodwill	311,194	317,257
Other intangible assets, net	418,554	437,300
Other assets	15,875	18,662
Total assets	$1,187,306	$1,162,177

Liabilities and Member’s Deficit
Current liabilities:
Accounts payable	$140,421	$94,768
Accrued liabilities	77,027	81,734
Deferred income taxes	2,116	1,292
Income taxes payable	1,779	1,782
Total current liabilities	221,343	179,576
Deferred income taxes	86,858	88,330
Other liabilities	123,849	129,016
Long-term debt	949,456	903,404
Commitments and contingencies
Member’s deficit	(194,200)	(138,149)
Total liabilities and member’s deficit	$1,187,306	$1,162,177
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$331,249	$319,875	$551,615	$516,464
Cost of sales	250,234	247,862	428,697	410,036
Gross profit	81,015	72,013	122,918	106,428
Selling, general and administrative expenses	62,166	60,266	120,636	118,931
Income (loss) from operations	18,849	11,747	2,282	(12,503)
Interest expense	21,156	20,759	41,862	41,079
Foreign currency loss	601	278	1,117	616
Loss before income taxes	(2,908)	(9,290)	(40,697)	(54,198)
Income tax expense	2,230	1,318	2,763	2,759
Net loss	(5,138)	(10,608)	(43,460)	(56,957)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	151	5	299	8
Foreign currency translation adjustments, net of tax	(1,379)	10,211	(12,965)	1,157
Total comprehensive loss	$(6,366)	$(392)	$(56,126)	$(55,792)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating Activities
Net loss	$(43,460)	$(56,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,927	21,267
Deferred income taxes	905	1,256
Provision for losses on accounts receivable	1,151	946
Amortization of deferred financing costs and premium on senior notes	1,805	1,874
Loss on sale or disposal of assets	3	18
Stock based compensation expense	75	354
Changes in operating assets and liabilities:
Accounts receivable	(41,453)	(36,287)
Inventories	(21,253)	(46,526)
Accounts payable and accrued liabilities	42,651	30,511
Income taxes receivable / payable	151	1,593
Other assets and liabilities	819	(6,480)
Net cash used in operating activities	(38,679)	(88,431)
Investing Activities
Capital expenditures	(9,901)	(5,245)
Proceeds from the sale of assets	8	7
Net cash used in investing activities	(9,893)	(5,238)
Financing Activities
Borrowings under ABL facilities	99,731	121,242
Payments under ABL facilities	(53,053)	(41,128)
Net cash provided by financing activities	46,678	80,114
Effect of exchange rate changes on cash and cash equivalents	(40)	(417)
Net decrease in cash and cash equivalents	(1,934)	(13,972)
Cash and cash equivalents at beginning of period	5,963	20,815
Cash and cash equivalents at end of period	$4,029	$6,843
Supplemental information:
Cash paid for interest	$39,772	$38,636
Cash paid for income taxes	$1,777	$171

Property additions of $945 thousand and $1,289 thousand that remained unpaid as of July 4, 2015 and June 28, 2014, respectively, were excluded from “Capital expenditures” in the Investing Activities section above.

See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JULY 4, 2015
(UNAUDITED)
1. Basis of Presentation
Associated Materials, LLC (the “Company”) is a 100% owned subsidiary of Associated Materials Incorporated, formerly known as AMH Intermediate Holdings Corp. (“Holdings”). Holdings is a wholly owned subsidiary of Associated Materials Group, Inc., formerly known as AMH Investment Holdings Corp. (“Parent”), which is controlled by investment funds affiliated with Hellman & Friedman LLC (“H&F”). Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interests of the Company. Approximately 97% of the capital stock of Parent is owned by investment funds affiliated with H&F.
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and six months ended July 4, 2015 and June 28, 2014. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 3, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name. The Company offers a comprehensive range of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that it sources from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. The Company also provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 124 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 275 independent distributors, dealers and national account customers.
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
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value (“NRV”). The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin) under the current lower of cost or market guidance. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2016. The Company does not believe that the adoption of the provisions of ASU 2015-11 will have a material impact on its consolidated financial position, results of operations or cash flows.
In May 2015, the FASB issued ASU No. 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance requires an entity to disclose the fair value of investments measured using the net asset value practical expedient so that the financial statement user can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. ASU 2015-07 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. The Company does not believe that the adoption of the provisions of ASU 2015-07 will have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If the arrangement contains a software license, then the customer should account for the fees related to the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity may apply the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company does not believe that the adoption of the provisions of ASU 2015-05 will have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. ASU 2015-03 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity is required to apply ASU 2015-03 on a retrospective basis and comply with the applicable disclosures, which include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). The Company does not believe that the adoption of the provisions of ASU 2015-03 will have a material impact on its consolidated financial position, results of operations or cash flows.
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
The new standard also requires significantly more interim and annual disclosures. The new standard allows for either full retrospective or modified retrospective adoption. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB confirmed its decision to defer the effective date of the new revenue standard by one year. The Company is currently assessing the potential impact of the new requirements under the standard.
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
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	July 4, 2015	January 3, 2015
Allowance for doubtful accounts, current	$3,564	$3,542
Allowance for doubtful accounts, non-current	4,682	4,549
	$8,246	$8,091
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	July 4, 2015	January 3, 2015
Raw materials	$36,895	$29,300
Work-in-progress	13,317	16,442
Finished goods	114,366	99,790
	$164,578	$145,532
4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The Company did not recognize any impairment losses of its goodwill during the quarters and six months ended July 4, 2015 and June 28, 2014.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 3, 2015	$317,257
Foreign currency translation	(6,063)
Balance at July 4, 2015	$311,194
At each of the periods ended July 4, 2015 and January 3, 2015, accumulated goodwill impairment losses were $228.5 million, exclusive of foreign currency translation.
The Company’s other intangible assets consist of the following (in thousands):

	July 4, 2015			January 3, 2015
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$318,449	$117,890	$200,559	$321,836	$106,655	$215,181
Amortized non-compete agreements	20	18	2	20	16	4
Total amortized intangible assets	318,469	117,908	200,561	321,856	106,671	215,185
Non-amortized trade names (1)	217,993	—	217,993	222,115	—	222,115
Total intangible assets	$536,462	$117,908	$418,554	$543,971	$106,671	$437,300
(1) Balances at July 4, 2015 and January 3, 2015 include impairment charges of $169.6 million, of which $89.7 million were recorded in the second half of 2014 and $79.9 million recorded were recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. The Company did not recognize any impairment losses related to its other intangible assets during the quarters and six months ended July 4, 2015 and June 28, 2014.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.2 million and

$12.5 million for the quarter and six months ended July 4, 2015, respectively, and $4.3 million and $10.7 million for the quarter and six months ended June 28, 2014, respectively.
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
Changes in the manufacturing restructuring liability are as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance at the beginning of the period	$1,710	$2,166	$1,960	$2,772
Decrease	—	—	—	(331)
Accretion of related lease obligations	38	128	152	252
Payments	(121)	(185)	(485)	(584)
Balance at the end of the period	$1,627	$2,109	$1,627	$2,109
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
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance at the beginning of the period	$89,246	$92,638	$89,940	$93,207
Provision for warranties issued and changes in estimates for pre-existing warranties	1,457	1,547	2,707	2,826
Claims paid	(1,735)	(1,728)	(3,063)	(3,188)
Foreign currency translation	(67)	434	(683)	46
Balance at the end of the period	$88,901	$92,891	$88,901	$92,891
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
7. Executive Officers’ Separation and Hiring Costs
Separation and hiring costs related to the Company’s executive officers include payroll taxes, certain benefits and related professional fees, all of which are recorded as a component of selling, general and administrative expenses. For the quarter and six months ended July 4, 2015, the Company recorded $0.1 million of separation and hiring costs. For the quarter and six months ended June 28, 2014, the Company recorded $0.8 million and $2.8 million, respectively, of separation and hiring costs, primarily related to the resignations of Jerry W. Burris, the former President and Chief Executive Officer and David S. Nagle, the former Chief Operations Officer, AMI Distribution and Services, as well as the hiring of Dana R. Snyder as Interim Chief Executive Officer and the appointment of Brian C. Strauss as President and Chief Executive Officer in May 2014. As of July 4, 2015, the remaining balance payable to the Company’s former executives for separation costs was $0.4 million, which will be paid at various dates through 2016.

8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 4, 2015	January 3, 2015
9.125% Senior Secured Notes due 2017	$833,356	$834,004
Borrowings under the ABL facilities	116,100	69,400
Total long-term debt	$949,456	$903,404
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $3.4 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of July 4, 2015.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $693.1 million and $652.8 million based on quoted market prices as of July 4, 2015 and January 3, 2015, respectively.
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
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of July 4, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of July 4, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.

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
The fixed charge coverage ratio was 0.50:1.00 for the four consecutive fiscal quarter test period ended July 4, 2015. The Company has not triggered such fixed charge coverage ratio covenant as of July 4, 2015, as excess availability of $44.3 million, as of such date was in excess of the covenant trigger threshold. The Company currently does not expect to trigger the fixed charge coverage ratio test for fiscal year 2015.
As of July 4, 2015, there was $116.1 million drawn under the Company’s ABL facilities and $64.3 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.6% and 4.5%, as of July 4, 2015. The Company had letters of credit outstanding of $12.4 million as of July 4, 2015 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
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
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Loss before income taxes	$(2,908)	$(9,290)	$(40,697)	$(54,198)
Income tax expense	2,230	1,318	2,763	2,759
Effective tax rate	(76.7)%	(14.2)%	(6.8)%	(5.1)%
The effective tax rates for the quarters and six months ended July 4, 2015 and June 28, 2014 vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, and income tax expense on foreign income.

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the six months ended July 4, 2015 and June 28, 2014, respectively, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Other comprehensive loss before reclassifications, net of tax of $0	—	(12,965)	(12,965)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $31	299	—	299
Balance at July 4, 2015	$(23,482)	$(49,807)	$(73,289)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive income before reclassifications, net of tax of $0	—	1,157	1,157
Amounts reclassified from accumulated other comprehensive loss, net of tax of $10	8	—	8
Balance at June 28, 2014	$(3,505)	$(13,246)	$(16,751)
Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended July 4, 2015 and June 28, 2014, respectively, consist of the following (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$6	$6	$13	$12
Amortization of unrecognized cumulative actuarial net loss	159	3	317	6
Total before tax	165	9	330	18
Tax expense	(14)	(4)	(31)	(10)
Net of tax	$151	$5	$299	$8
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.
11. Stock Plans
In April 2015, the board of directors of Associated Materials Group, Inc. (“Parent”) and Parent’s stockholders approved an amendment and restatement to the Parent’s 2010 Stock Incentive Plan (“2010 Plan”) to increase the maximum number of shares which may be issued under the 2010 Plan by 1,500,000 from 7,550,076 to 9,050,076 shares of Parent common stock.
In June 2015, Parent’s board of directors modified certain time-based and performance-based options held by eligible participants to reduce the exercise price of such options. The number of options repriced was 4.5 million to 17 employees under the senior leadership team, with a weighted average exercise price prior to repricing of $9.23 and an average remaining contractual life of 8.8 years. The compensation cost related to this repricing resulted in additional unrecognized non-cash expense of $0.3 million that may be recognized over the remaining life of the options, subject to vesting conditions.
12. Retirement Plans
The Company sponsors defined benefit pension plans that cover hourly workers at its West Salem, Ohio plant, and hourly union employees at its Woodbridge, New Jersey plant, as well as a defined benefit retirement plan covering U.S. salaried employees, which was frozen in 1998 and subsequently replaced with a defined contribution plan (such plans collectively, the “Domestic Plans”). The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its

Burlington, Ontario plant and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (such plans collectively, the “Foreign Plans”). In 2014, the pension plans for Pointe Claire and Burlington were amended to reflect an increase in benefits, effective November 15, 2015 and September 1, 2016, respectively. Also, the Pointe Claire plan was amended to disallow a lump sum payment feature that triggered settlement losses recorded in previous years.
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
Components of net periodic benefit cost for the Company’s Domestic Plans, Foreign Plans and OPEB Plans are as follows (in thousands):

	Quarters Ended
	July 4, 2015			June 28, 2014
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$331	$649	$2	$323	$606	$3
Interest cost	806	802	44	788	924	49
Expected return on assets	(973)	(952)	—	(1,018)	(1,095)	—
Amortization of unrecognized:
Prior service costs (credits)	3	5	(2)	3	5	(2)
Cumulative actuarial net loss (gains)	104	60	(5)	—	14	(11)
Net periodic benefit cost	$271	$564	$39	$96	$454	$39

	Six Months Ended
	July 4, 2015			June 28, 2014
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$662	$1,290	$6	$645	$1,197	$6
Interest cost	1,612	1,593	87	1,576	1,827	98
Expected return on assets	(1,946)	(1,890)	—	(2,036)	(2,164)	—
Amortization of unrecognized:
Prior service costs (credits)	6	11	(4)	6	10	(4)
Cumulative actuarial net loss (gains)	208	119	(10)	—	28	(22)
Net periodic benefit cost	$542	$1,123	$79	$191	$898	$78
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
13. Commitments and Contingencies
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

Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of July 4, 2015. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
14. Business Segments
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Vinyl windows	$117,387	$106,390	$199,641	$176,030
Vinyl siding products	58,353	59,628	93,518	93,722
Metal products	41,837	40,500	70,244	67,807
Third-party manufactured products	80,971	84,283	128,470	127,195
Other products and services	32,701	29,074	59,742	51,710
	$331,249	$319,875	$551,615	$516,464
15. Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
July 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,194	$—	$—	$835	$—	$4,029
Accounts receivable, net	123,256	—	9,151	31,508	—	163,915
Intercompany receivables	331,936	—	53,839	1,794	(387,569)	—
Inventories	113,536	—	9,316	41,726	—	164,578
Income taxes receivable	68	—	67	—	—	135
Deferred income taxes	487	—	1,952	—	—	2,439
Prepaid expenses and other current assets	9,562	—	779	1,457	—	11,798
Total current assets	582,039	—	75,104	77,320	(387,569)	346,894
Property, plant and equipment, net	66,136	—	1,353	27,300	—	94,789
Goodwill	203,841	—	16,713	90,640	—	311,194
Other intangible assets, net	295,121	—	32,858	90,575	—	418,554
Intercompany receivable	—	833,356	—	—	(833,356)	—
Other assets	14,521	—	17	1,337	—	15,875
Total assets	$1,161,658	$833,356	$126,045	$287,172	$(1,220,925)	$1,187,306
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$103,086	$—	$3,198	$34,137	$—	$140,421
Intercompany payables	1,794	—	—	385,775	(387,569)	—
Accrued liabilities	64,724	—	4,464	7,839	—	77,027
Deferred income taxes	905	—	—	1,211	—	2,116
Income taxes payable	—	—	—	1,779	—	1,779
Total current liabilities	170,509	—	7,662	430,741	(387,569)	221,343
Deferred income taxes	51,012	—	13,295	22,551	—	86,858
Other liabilities	81,176	—	22,428	20,245	—	123,849
Deficit in subsidiaries	140,305	—	222,965	—	(363,270)	—
Long-term debt	912,856	833,356	—	36,600	(833,356)	949,456
Member’s deficit	(194,200)	—	(140,305)	(222,965)	363,270	(194,200)
Total liabilities and member’s deficit	$1,161,658	$833,356	$126,045	$287,172	$(1,220,925)	$1,187,306

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For The Quarter Ended July 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$262,272	$—	$42,578	$77,477	$(51,078)	$331,249
Cost of sales	201,659	—	41,001	58,652	(51,078)	250,234
Gross profit	60,613	—	1,577	18,825	—	81,015
Selling, general and administrative expenses	49,194	—	2,526	10,446	—	62,166
Income (loss) from operations	11,419	—	(949)	8,379	—	18,849
Interest expense, net	19,276	—	1,662	218	—	21,156
Foreign currency loss	—	—	—	601	—	601
(Loss) income before income taxes	(7,857)	—	(2,611)	7,560	—	(2,908)
Income tax expense	179	—	53	1,998	—	2,230
(Loss) income before equity income from subsidiaries	(8,036)	—	(2,664)	5,562	—	(5,138)
Equity income from subsidiaries	2,898	—	5,562	—	(8,460)	—
Net (loss) income	(5,138)	—	2,898	5,562	(8,460)	(5,138)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	151	—	60	50	(110)	151
Foreign currency translation adjustments, net of tax	(1,379)	—	(1,379)	(1,379)	2,758	(1,379)
Total comprehensive (loss) income	$(6,366)	$—	$1,579	$4,233	$(5,812)	$(6,366)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Six Months Ended July 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$441,910	$—	$72,740	$124,725	$(87,760)	$551,615
Cost of sales	350,626	—	69,807	96,024	(87,760)	428,697
Gross profit	91,284	—	2,933	28,701	—	122,918
Selling, general and administrative expenses	96,851	—	3,370	20,415	—	120,636
(Loss) income from operations	(5,567)	—	(437)	8,286	—	2,282
Interest expense, net	38,064	—	3,323	475	—	41,862
Foreign currency loss	—	—	—	1,117	—	1,117
(Loss) income before income taxes	(43,631)	—	(3,760)	6,694	—	(40,697)
Income tax expense	905	—	77	1,781	—	2,763
(Loss) income before equity income from subsidiaries	(44,536)	—	(3,837)	4,913	—	(43,460)
Equity income from subsidiaries	1,076	—	4,913	—	(5,989)	—
Net (loss) income	(43,460)	—	1,076	4,913	(5,989)	(43,460)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	299	—	118	98	(216)	299
Foreign currency translation adjustments, net of tax	(12,965)	—	(12,965)	(12,965)	25,930	(12,965)
Total comprehensive loss	$(56,126)	$—	$(11,771)	$(7,954)	$19,725	$(56,126)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(33,721)	$—	$6,787	$(11,745)	$—	$(38,679)
INVESTING ACTIVITIES
Capital expenditures	(8,731)	—	(81)	(1,089)	—	(9,901)
Proceeds from the sale of assets	7	—	—	1	—	8
Payments on loans to affiliates	—	—	(6,706)	(25,000)	31,706	—
Receipts on loans to affiliates	2,000	—	—	7,500	(9,500)	—
Net cash used in investing activities	(6,724)	—	(6,787)	(18,588)	22,206	(9,893)
FINANCING ACTIVITIES
Borrowings under ABL facilities	48,200	—	—	51,531	—	99,731
Payments under ABL facilities	(34,700)	—	—	(18,353)	—	(53,053)
Borrowings from affiliates	31,706	—	—	—	(31,706)	—
Repayments to affiliates	(7,500)	—	—	(2,000)	9,500	—
Net cash provided by financing activities	37,706	—	—	31,178	(22,206)	46,678
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(40)	—	(40)
Net (decrease) increase in cash and cash equivalents	(2,739)	—	—	805	—	(1,934)
Cash and cash equivalents at beginning of period	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of period	$3,194	$—	$—	$835	$—	$4,029

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For The Quarter Ended June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$251,215	$—	$45,778	$79,125	$(56,243)	$319,875
Cost of sales	201,020	—	42,595	60,490	(56,243)	247,862
Gross profit	50,195	—	3,183	18,635	—	72,013
Selling, general and administrative expenses	48,100	—	1,104	11,062	—	60,266
Income from operations	2,095	—	2,079	7,573	—	11,747
Interest expense, net	20,292	—	—	467	—	20,759
Foreign currency loss	—	—	—	278	—	278
(Loss) income before income taxes	(18,197)	—	2,079	6,828	—	(9,290)
Income tax (benefit) expense	(378)	—	(36)	1,732	—	1,318
(Loss) income before equity income from subsidiaries	(17,819)	—	2,115	5,096	—	(10,608)
Equity income from subsidiaries	7,211	—	5,096	—	(12,307)	—
Net (loss) income	(10,608)	—	7,211	5,096	(12,307)	(10,608)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	5	—	13	14	(27)	5
Foreign currency translation adjustments, net of tax	10,211	—	10,211	10,211	(20,422)	10,211
Total comprehensive (loss) income	$(392)	$—	$17,435	$15,321	$(32,756)	$(392)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For The Six Months Ended June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$408,154	$—	$76,440	$123,819	$(91,949)	$516,464
Cost of sales	335,338	—	71,545	95,102	(91,949)	410,036
Gross profit	72,816	—	4,895	28,717	—	106,428
Selling, general and administrative expenses	95,899	—	2,046	20,986	—	118,931
(Loss) income from operations	(23,083)	—	2,849	7,731	—	(12,503)
Interest expense, net	40,264	—	1	814	—	41,079
Foreign currency loss	—	—	—	616	—	616
(Loss) income before income taxes	(63,347)	—	2,848	6,301	—	(54,198)
Income tax expense (benefit)	1,256	—	(63)	1,566	—	2,759
(Loss) income before equity income from subsidiaries	(64,603)	—	2,911	4,735	—	(56,957)
Equity income from subsidiaries	7,646	—	4,735	—	(12,381)	—
Net (loss) income	(56,957)	—	7,646	4,735	(12,381)	(56,957)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	8	—	25	28	(53)	8
Foreign currency translation adjustments, net of tax	1,157	—	1,157	1,157	(2,314)	1,157
Total comprehensive (loss) income	$(55,792)	$—	$8,828	$5,920	$(14,748)	$(55,792)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Six Months Ended June 28, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(76,034)	$—	$5,938	$(18,335)	$—	$(88,431)
INVESTING ACTIVITIES
Capital expenditures	(4,528)	—	(249)	(468)	—	(5,245)
Proceeds from the sale of assets	5	—	—	2	—	7
Payments on loans to affiliates	—	—	(5,689)	—	5,689	—
Net cash used in investing activities	(4,523)	—	(5,938)	(466)	5,689	(5,238)
FINANCING ACTIVITIES
Borrowings under ABL facilities	94,700	—	—	26,542	—	121,242
Payments under ABL facilities	(20,700)	—	—	(20,428)	—	(41,128)
Borrowings from affiliates	5,689	—	—	—	(5,689)	—
Net cash provided by financing activities	79,689	—	—	6,114	(5,689)	80,114
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(417)	—	(417)
Net decrease in cash and cash equivalents	(868)	—	—	(13,104)	—	(13,972)
Cash and cash equivalents at beginning of period	7,566	—	—	13,249	—	20,815
Cash and cash equivalents at end of period	$6,698	$—	$—	$145	$—	$6,843

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Associated Materials, LLC (“we,” “us,” “our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We were founded in 1947 when we first introduced residential aluminum siding under the Alside® name. We offer a comprehensive range of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools. We also provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 124 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are primarily marketed under our brand names, including Alside®, Revere®, Gentek®, Preservation® and Alpine®.
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we have generally utilized our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Net sales for the quarter ended July 4, 2015 were $331.2 million, representing an increase of $11.3 million, or 3.6%, compared to $319.9 million for the same period in 2014. The sales growth was primarily driven by higher sales of our integrated products, particularly in our vinyl windows business, which was attributable to a combination of higher sales volume and average selling prices.
Gross profit for the quarter ended July 4, 2015 was $81.0 million, or 24.5% of net sales, compared to $72.0 million, or 22.5% of net sales, for the same period in 2014. Compared to the prior year quarter, we achieved an approximate 200 basis point increase in gross profit margin as a result of our continued focus on driving profitability through our integrated product offerings. The $9.0 million improvement in gross profit was predominantly attributable to the continued improvement in our windows business, which resulted from higher sales volume and average selling prices, as well as improved operational execution, compared to the prior year quarter. Furthermore, we also incurred fewer costs related to the continued roll out of our new window platform on the West Coast in the current year, compared to the launch on the East Coast in the prior year.
Selling, general and administrative (“SG&A”) expenses for the quarter ended July 4, 2015 were $62.2 million, compared to $60.3 million of net sales for the same period in 2014, reflecting 18.8% of net sales for each period. The $1.9 million, or 3.2%, increase in SG&A expenses was primarily due to an increase in costs associated with the performance-based incentive program resulting from improved operating results in 2015 and higher employee compensation expense to support the growth of our ISS business, supply center operations and other corporate initiatives.
Income from operations was $18.8 million for the quarter ended July 4, 2015, increased $7.1 million, compared to $11.7 million for the quarter ended June 28, 2014.
Our results for the quarter ended July 4, 2015 were significantly impacted by a weaker Canadian dollar, compared to the prior year quarter. Foreign currency translation negatively impacted net sales, gross profit and operating income by approximately $9 million, $7 million and $5 million, respectively. Furthermore, the quarter ended July 4, 2015 included one less sales day, compared to the quarter ended June 28, 2014.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales (1)	$331,249	$319,875	$551,615	$516,464
Cost of sales	250,234	247,862	428,697	410,036
Gross profit	81,015	72,013	122,918	106,428
Selling, general and administrative expenses	62,166	60,266	120,636	118,931
Income (loss) from operations	18,849	11,747	2,282	(12,503)
Interest expense	21,156	20,759	41,862	41,079
Foreign currency loss	601	278	1,117	616
Loss before income taxes	(2,908)	(9,290)	(40,697)	(54,198)
Income tax expense	2,230	1,318	2,763	2,759
Net loss	$(5,138)	$(10,608)	$(43,460)	$(56,957)
Other Data:
EBITDA (2)	$28,296	$22,158	$21,092	$8,148
Adjusted EBITDA (2)	30,526	27,540	24,129	20,675

(1)	The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Quarters Ended				Six Months Ended
	July 4, 2015	% of Net Sales	June 28, 2014	% of Net Sales	July 4, 2015	% of Net Sales	June 28, 2014	% of Net Sales
Vinyl windows	$117,387	35.4%	$106,390	33.3%	$199,641	36.2%	$176,030	34.1%
Vinyl siding products	58,353	17.6%	59,628	18.6%	93,518	17.0%	93,722	18.1%
Metal products	41,837	12.6%	40,500	12.7%	70,244	12.7%	67,807	13.1%
Third-party manufactured products	80,971	24.4%	84,283	26.3%	128,470	23.3%	127,195	24.6%
Other products and services	32,701	10.0%	29,074	9.1%	59,742	10.8%	51,710	10.1%
	$331,249	100.0%	$319,875	100.0%	$551,615	100.0%	$516,464	100.0%

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”) and the indenture governing our 9.125% Senior Secured Notes due November 1, 2017 (the “Indenture”). We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. general accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net loss	$(5,138)	$(10,608)	$(43,460)	$(56,957)
Interest expense	21,156	20,759	41,862	41,079
Income tax expense	2,230	1,318	2,763	2,759
Depreciation and amortization	10,048	10,689	19,927	21,267
EBITDA	28,296	22,158	21,092	8,148
Purchase accounting related adjustments (a)	(874)	(958)	(1,751)	(1,904)
Restructuring costs (b)	—	—	—	(331)
Executive officer separation and hiring costs (c)	110	765	152	2,748
Bank audit fees (d)	44	(4)	76	26
Loss on disposal or write-off of assets	3	7	3	18
Stock-based compensation expense (e)	50	77	75	354
Non-cash expense adjustments (f)	(100)	—	—	—
Other normalizing and unusual items (g)	2,396	5,217	3,365	11,000
Foreign currency loss (h)	601	278	1,117	616
Run-rate cost savings (i)	—	—	—	—
Adjusted EBITDA	$30,526	$27,540	$24,129	$20,675

(a)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of a series of mergers completed on October 13, 2010, which include the following (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Pension expense adjustment	$(634)	$(658)	$(1,265)	$(1,310)
Amortization related to fair value adjustment of leased facilities	(62)	(119)	(130)	(232)
Amortization related to warranty liabilities	(178)	(181)	(356)	(362)
Total	$(874)	$(958)	$(1,751)	$(1,904)

(b)
Represents a decrease in manufacturing restructuring charges recorded during the quarter ended March 29, 2014 as a result of the re-measurement of the restructuring liability related to the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(c)
Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees. For the quarter and six months ended June 28, 2014, the costs were primarily related to the resignations of Mr. Burris, our former President and Chief Executive Officer and Mr. Nagle, our former Chief Operations Officer, AMI Distribution and Services, as well as the hiring of Mr. Snyder as Interim Chief Executive Officer and the appointment of Mr. Strauss as President and Chief Executive Officer in May 2014.

(d)	Represents bank audit fees incurred under our ABL facilities.

(e)	Represents equity-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the non-cash expense related to warranties claims paid in excess of warranty provision.

(g)	Represents the following (in thousands):

	Quarters Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Professional fees and other costs (i)	$1,086	$3,951	$1,927	$9,475
Accretion on lease liability (ii)	38	128	152	253
Excess severance costs (iii)	58	87	72	183
Insurance deductible due to flood damage (iv)	—	100	—	100
Payroll costs due to change of employment classification (v)	—	928	—	928
Excess legal expense (vi)	1,214	23	1,214	61
Total	$2,396	$5,217	$3,365	$11,000

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarter and six months ended June 28, 2014, we incurred costs of $3.2 million and $7.9 million, respectively, related to the launch of our new window platform on the East Coast in 2014. We incurred costs of $0.5 million and $1.0 million, respectively, for the quarter and six months ended July 4, 2015 related to the continued roll out of the new window platform on the West Coast.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense, primarily due to unusual changes within non-executive management.

(iv)	Represents expenses incurred related to flood damage at our corporate headquarters building in May 2014.

(v)	Represents additional payroll costs that were incurred related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees.

(vi)
Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs. The expense for the quarter and six months ended July 4, 2015 represents legal costs for a lawsuit that we expect to settle in the second half of 2015.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $9 million and $10 million for the six months ended July 4, 2015 and June 28, 2014, respectively. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $6.2 million of the approximately $9 million of cost savings identified for the four consecutive fiscal quarters ended July 4, 2015 and $9.6 million of the approximately $10 million for the four consecutive fiscal quarters ended June 28, 2014 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run-rate cost savings when calculating Adjusted EBITDA for the quarters or six months ended July 4, 2015 and June 28, 2014.
Quarter Ended July 4, 2015 Compared to Quarter Ended June 28, 2014
Net sales were $331.2 million for the quarter ended July 4, 2015, an increase of $11.3 million, or 3.6%, compared to $319.9 million for the same period in 2014. Excluding the unfavorable impact of foreign currency fluctuation of approximately $9 million, net sales would have increased 6% as compared to the same period in 2014. The sales growth was primarily driven by higher sales of our integrated products. Net sales increased $11.0 million, or 10.3% for vinyl windows and $3.9 million, or 14.6% for our Installed Sales Solutions (“ISS”) business, compared to the prior year quarter. The increase in net sales for our vinyl window products was attributable to a combination of higher sales volume and average selling prices. Window unit volume increased approximately 6%, primarily as a result of growth in the new construction market. Higher average selling prices for windows were achieved through both price increases that we implemented at the beginning of 2015, and favorable product mix attained, in part, from the launch of our new window platform since early 2014. Also contributing to the overall net sales growth for the quarter was a $1.3 million, or 3.3%, increase in metal product sales. Compared to the prior year quarter, we experienced lower sales of $3.3 million, or 3.9%, in third-party manufactured products, primarily in roofing, and $1.3 million, or 2.1%, in vinyl siding sales.
Gross profit for the quarter ended July 4, 2015 was $81.0 million, or 24.5% of net sales, compared to gross profit of $72.0 million, or 22.5% of net sales, for the same period in 2014. Compared to the prior year quarter, we achieved an approximate 200 basis point increase in gross profit margin as a result of our continued focus on driving profitability through our integrated products. The $9.0 million improvement in gross profit was primarily due to higher average selling prices of $7.2 million, favorable product mix of $2.5 million and higher sales volume of $2.3 million, compared to the prior year quarter. In addition, compared to the same period in 2014, we achieved operational efficiencies of approximately $2 million, primarily in our window plants, and incurred $2.6 million fewer costs related to the continued roll out of our new window platform on the West Coast in the current year, compared to the launch on the East Coast in the prior year. Increases in gross profit were partially offset by the negative impact of foreign currency fluctuation of approximately $7 million due to a weaker Canadian dollar in 2015 compared to the prior year period.
SG&A expenses were $62.2 million for the quarter ended July 4, 2015, compared to $60.3 million for the same period in 2014, reflecting 18.8% of net sales for each period. The $1.9 million, or 3.2%, increase in SG&A expenses was primarily due to a $2.5 million increase in costs associated with the performance-based incentive program and a $2.1 million increase in employee compensation expense to support the growth of our ISS business, supply center operations and other corporate initiatives. We also incurred $1.2 million in legal costs for a lawsuit that we expect to settle in the second half of 2015. These increases in SG&A expenses were partially offset by lower marketing-related costs of $1.1 million, decreased executive officers’ separation and hiring costs of $0.7 million and lower professional fees of $0.5 million, compared to the prior year period. Also, there was a prior period charge of $0.9 million for additional payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees. Compared to the prior year quarter, SG&A expenses were favorably impacted by approximately $2 million due to a weaker Canadian dollar in 2015.
Income from operations was $18.8 million and $11.7 million for the quarters ended July 4, 2015 and June 28, 2014, respectively.
Interest expense was $21.2 million and $20.8 million for the quarters ended July 4, 2015 and June 28, 2014, respectively. The $0.4 million increase in interest expense was primarily related to borrowings on the ABL facilities.
The income tax expense of $2.2 million and $1.3 million for the quarters ended July 4, 2015 and June 28, 2014, reflected negative effective income tax rates of 76.7% and 14.2%, respectively. The effective tax rate for both periods vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, and income tax expense on foreign income.
Net loss for the quarter ended July 4, 2015 was $5.1 million compared to a net loss of $10.6 million for the same period in 2014.
Six Months Ended July 4, 2015 Compared to Six Months Ended June 28, 2014
Net sales were $551.6 million for the six months ended July 4, 2015, an increase of $35.1 million, or 6.8%, compared to $516.5 million for the same period in 2014. Excluding the unfavorable impact of foreign currency fluctuation of approximately $13 million, net sales would have increased 9% as compared to the same period in 2014. The sales growth was primarily driven by higher sales of our integrated products. Net sales increased $23.6 million, or 13.4% for vinyl windows and $8.2 million, or 17.0% for our ISS business, compared to the prior year period. The increase in net sales for our vinyl window products was attributable to a combination of higher sales volume and average selling prices. Window unit volume increased approximately 9%, which reflected growth from both new construction and repair and remodel markets. Higher average selling prices for windows were achieved through both price increases that we implemented at the beginning of 2015, and favorable product mix attained, in part, from the launch of our new window platform in early 2014. Also contributing to the overall net sales growth are a $2.4 million, or 3.6% increase in metal product sales and a $1.3 million, or 1.0% increase in net sales for third-party manufactured products. Vinyl siding sales was relatively flat compared to the prior year period.
Gross profit for the six months ended July 4, 2015 was $122.9 million, or 22.3% of net sales, compared to gross profit of $106.4 million, or 20.6% of net sales, for the same period in 2014. Compared to the prior year period, we achieved an approximate 170 basis point increase in gross profit margin as a result of our continued focus on driving profitability through our integrated products. The $16.5 million improvement in gross profit was primarily due to higher average selling prices of $9.6 million, higher sales volume of $7.7 million and favorable product mix of $5.9 million, compared to the prior year quarter. In addition, compared to the same period in 2014, we achieved operational efficiencies of approximately $2 million, primarily in our window plants and incurred $5.5 million fewer costs related to the continued roll out of our new window platform on the

West Coast in the current year, compared to the launch on the East Coast in the prior year. Increases in gross profit were partially offset by higher material costs of $3.3 million and negative impact of foreign currency fluctuation of approximately $11 million due to a weaker Canadian dollar in 2015, compared to the prior year period.
SG&A expenses were $120.6 million, or 21.9% of net sales, for the six months ended July 4, 2015, compared to $118.9 million, or 23.0% of net sales, for the same period in 2014. The $1.7 million, or 1.4%, increase in SG&A expenses was primarily due to a $4.0 million increase in employee compensation expense to support the growth of our ISS business, supply center operations and other corporate initiatives. Also contributing to the unfavorable variance was a $2.9 million increase in costs associated with the performance-based incentive program resulting from improved operating results in 2015. Further, we incurred $1.2 million in legal costs for a lawsuit that we expect to settle in the second half of 2015. These increases in SG&A expenses were partially offset by a $2.6 million decrease in executive officers’ separation and hiring costs, lower marketing-related costs of $2.2 million, and a reduction of professional fees of $0.9 million, compared to the prior year period. Also, there was a prior year charge of $0.9 million for additional payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees. Compared to the prior year period, SG&A expenses were favorably impacted by approximately $3 million due to a weaker Canadian dollar in 2015.
Income from operations was $2.3 million for the six months ended July 4, 2015, compared to a loss from operations of $12.5 million for the six months ended June 28, 2014.
Interest expense was $41.9 million and $41.1 million for the six months ended July 4, 2015 and June 28, 2014, respectively. The $0.8 million increase in interest expense was primarily related to borrowings on the ABL facilities.
The income tax expense for each six-month period ended July 4, 2015 and June 28, 2014 was $2.8 million, which reflected negative effective income tax rates of 6.8% and 5.1%, respectively. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, and income tax expense on foreign income.
Net loss for the six months ended July 4, 2015 was $43.5 million compared to a net loss of $57.0 million for the same period in 2014.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value (“NRV”). The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin) under the current lower of cost or market guidance. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2016. We do not believe that the adoption of the provisions of ASU 2015-11 will have a material impact on our consolidated financial position, results of operations or cash flows.
In May 2015, the FASB issued ASU No. 2015-07, Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 requires an entity to disclose the fair value of investments measured using the net asset value practical expedient so that the financial statement user can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. ASU 2015-07 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. We do not believe that the adoption of the provisions of ASU 2015-07 will have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If the arrangement contains a software license, then the customer should account for the fees related to the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity may apply the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. We do not believe that the adoption of the provisions of ASU 2015-05 will have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. ASU 2015-03 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity is required to apply ASU 2015-03 on a retrospective basis and comply with the applicable disclosures, which include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). We do not believe that the adoption of the provisions of ASU 2015-03 will have a material impact on our consolidated financial position, results of operations or cash flows.
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
The new standard also requires significantly more interim and annual disclosures. The new standard allows for either full retrospective or modified retrospective adoption. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB confirmed its decision to defer the effective date of the new revenue standard by one year. We are currently assessing the potential impact of the new requirements under the standard.
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 4, 2015	June 28, 2014
Net cash used in operating activities	$(38,679)	$(88,431)
Net cash used in investing activities	(9,893)	(5,238)
Net cash provided by financing activities	46,678	80,114
As of July 4, 2015, we had cash and cash equivalents of $3.2 million and $0.8 million in the United States and Canada, respectively. As of July 4, 2015, we had available borrowing capacity of $64.3 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that our borrowing capacity under the ABL facilities and current cash and cash equivalents provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt obligations for the next 12 months.
Cash Flows from Operating Activities
Net cash used in operating activities was $38.7 million for the six months ended July 4, 2015, compared to $88.4 million for the same period in 2014. The $49.7 million decrease in the use of cash was primarily driven by improvement in working capital of $38.1 million and a lower net loss, compared to the prior year period.
Change in accounts receivable was a use of cash of $41.5 million for the six months ended July 4, 2015, compared to $36.3 million for the six months ended June 28, 2014. The net decrease in cash flow from accounts receivable of $5.2 million reflected higher sales for the first six months of 2015 compared to the prior year period. Change in inventory was a use of cash of $21.3 million for the six months ended July 4, 2015, compared to $46.5 million for six months ended June 28, 2014. The lower use of cash in the current year period was primarily driven by working capital initiatives during 2015 and the timing of inventory builds for seasonal demands for the second half of the year. During 2014, we increased inventory at our supply centers to ensure that we had a variety of products to better service our contractor customers, which led to higher inventory levels at the end of 2014, the consequence of which was a relatively lower use of cash for the six months ended July 4, 2015, compared to the six months ended June 28, 2014. Change in accounts payable and accrued liabilities was a source of cash of $42.7 million for the six months ended July 4, 2015, compared to a source of cash of $30.5 million for the six months ended June 28, 2014. The increase in cash flows of $12.2 million from accounts payable and accrued liabilities was primarily due to working capital initiatives and the timing of inventory purchases. Change in other assets and liabilities was a source of cash of $0.8 million for the six months ended July 4, 2015, compared to a use of cash of $6.5 million for the six months ended June 28, 2014. The increase in cash flows of $7.3 million was primarily due to timing of prepayments.
Cash Flows from Investing Activities
Net cash used in investing activities consisted of $9.9 million and $5.2 million of capital expenditures during the six months ended July 4, 2015 and June 28, 2014, respectively. The capital expenditures for the current year period related to various investments at our manufacturing facilities, while the capital expenditures for the prior year period primarily related to investments in our new window platform that was launched on the East Coast in early 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended July 4, 2015 included borrowings of $99.7 million under our ABL facilities offset by repayments of $53.1 million. Net cash provided by financing activities for the six months ended June 28, 2014, included borrowings of $121.2 million under our ABL facilities. These inflows were partially offset by repayments of $41.1 million under our ABL facilities.
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated October 13, 2010, governing the existing notes, as a supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $3.4 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of July 4, 2015.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $693.1 million and $652.8 million based on quoted market prices as of July 4, 2015 and January 3, 2015, respectively.
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
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of July 4, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of July 4, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
As of July 4, 2015, there was $116.1 million drawn under our ABL facilities and $64.3 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.6% and 4.5%, respectively, as of July 4, 2015. We had letters of credit outstanding of $12.4 million as of July 4, 2015, primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
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
The fixed charge coverage ratio was 0.50:1.00 for the four consecutive fiscal quarter test period ended July 4, 2015. We have not triggered such fixed charge coverage ratio covenant as of July 4, 2015, as excess availability of $44.3 million as of such date was in excess of the covenant trigger threshold. We do not expect to trigger such covenant for fiscal year 2015. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part I, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of July 4, 2015.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At July 4, 2015, we had no raw material hedge contracts in place.
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
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of July 4, 2015, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities was, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of July 4, 2015, we had borrowings outstanding of $116.1 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $1.2 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of July 4, 2015 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $693.1 million based on quoted market prices as of July 4, 2015.
Foreign Currency Exchange Risk
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of July 4, 2015, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial.
A 10% strengthening or weakening from the levels experienced during the six month ended July 4, 2015 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $5 million decrease or increase, respectively, in comprehensive loss for the six months ended July 4, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of July 4, 2015. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	August 4, 2015	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 21, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

†	This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.