Form 10-Q
period 2015-10-03
ASSOCIATED MATERIALS, LLC
filed 2015-11-03
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2015, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended October 3, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$7,941	$5,963
Accounts receivable, net	163,075	125,121
Inventories	155,192	145,532
Income taxes receivable	233	144
Deferred income taxes	2,439	2,439
Prepaid expenses and other current assets	11,874	15,859
Total current assets	340,754	295,058
Property, plant and equipment, at cost	186,890	178,014
Less accumulated depreciation	92,920	84,114
Property, plant and equipment, net	93,970	93,900
Goodwill	307,205	317,257
Other intangible assets, net	408,353	437,300
Other assets	14,782	18,662
Total assets	$1,165,064	$1,162,177

Liabilities and Member’s Deficit
Current liabilities:
Accounts payable	$127,869	$94,768
Accrued liabilities	105,814	81,734
Deferred income taxes	2,083	1,292
Income taxes payable	2,158	1,782
Total current liabilities	237,924	179,576
Deferred income taxes	85,882	88,330
Other liabilities	121,597	129,016
Long-term debt	927,525	903,404
Commitments and contingencies
Member’s deficit	(207,864)	(138,149)
Total liabilities and member’s deficit	$1,165,064	$1,162,177
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$339,787	$353,742	$891,402	$870,206
Cost of sales	258,083	279,131	686,780	689,167
Gross profit	81,704	74,611	204,622	181,039
Selling, general and administrative expenses	61,391	62,254	182,027	181,516
Impairment of goodwill	—	148,504	—	148,504
Impairment of intangibles	—	89,687	—	89,687
Restructuring costs	1,787	—	1,787	(331)
Income (loss) from operations	18,526	(225,834)	20,808	(238,337)
Interest expense	20,808	20,749	62,670	61,828
Foreign currency loss	806	220	1,923	836
Loss before income taxes	(3,088)	(246,803)	(43,785)	(301,001)
Income tax expense (benefit)	2,116	(27,627)	4,879	(24,868)
Net loss	(5,204)	(219,176)	(48,664)	(276,133)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	145	3	444	11
Foreign currency translation adjustments, net of tax	(8,659)	(11,232)	(21,624)	(10,075)
Total comprehensive loss	$(13,718)	$(230,405)	$(69,844)	$(286,197)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating Activities
Net loss	$(48,664)	$(276,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,016	31,912
Deferred income taxes	926	(22,137)
Impairment of goodwill and other intangible assets	—	238,191
Non-cash portion of restructuring costs	4,035	(331)
Provision for losses on accounts receivable	1,137	1,620
Amortization of deferred financing costs and premium on senior notes	2,696	2,802
Gain on sale or disposal of assets	(45)	(27)
Stock-based compensation expense	129	381
Changes in operating assets and liabilities:
Accounts receivable	(42,005)	(52,803)
Inventories	(15,974)	(35,128)
Accounts payable and accrued liabilities	59,732	80,735
Income taxes receivable / payable	506	2,190
Other assets and liabilities	(1,031)	(16,656)
Net cash used in operating activities	(8,542)	(45,384)
Investing Activities
Capital expenditures	(14,628)	(8,472)
Proceeds from the sale of assets	140	9
Net cash used in investing activities	(14,488)	(8,463)
Financing Activities
Borrowings under ABL facilities	135,731	161,931
Payments under ABL facilities	(110,653)	(116,017)
Net cash provided by financing activities	25,078	45,914
Effect of exchange rate changes on cash and cash equivalents	(70)	(471)
Net increase (decrease) in cash and cash equivalents	1,978	(8,404)
Cash and cash equivalents at beginning of period	5,963	20,815
Cash and cash equivalents at end of period	$7,941	$12,411
Supplemental information:
Cash paid for interest	$40,947	$39,652
Cash paid for income taxes	$3,525	$2,545

Property additions of $614 thousand and $759 thousand that remained unpaid as of October 3, 2015 and September 27, 2014, respectively, were excluded from “Capital expenditures” in the Investing Activities section above.

See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 3, 2015
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and nine months ended October 3, 2015 and September 27, 2014. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 3, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name. The Company offers a comprehensive range of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that it sources from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. The Company also provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 122 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 275 independent distributors, dealers and national account customers.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. ASU 2015-03 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity is required to apply ASU 2015-03 on a retrospective basis and comply with the applicable disclosures, which include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides that, given the absence of authoritative guidance in ASU 2015-03 with respect to presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, an entity is permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe that the adoption of the provisions of either ASU 2015-03 or ASU 2015-15 will have a material impact on its consolidated financial position, results of operations or cash flows.
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
The new standard also requires significantly more interim and annual disclosures. The new standard allows for either full retrospective or modified retrospective adoption. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the new revenue standard for all entities by one year. The Company is currently assessing the potential impact of the new requirements under the standard.

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
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	October 3, 2015	January 3, 2015
Allowance for doubtful accounts, current	$3,474	$3,542
Allowance for doubtful accounts, non-current	4,233	4,549
	$7,707	$8,091
3. Inventories
Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	October 3, 2015	January 3, 2015
Raw materials	$37,434	$29,300
Work in process	13,697	16,442
Finished goods	104,061	99,790
	$155,192	$145,532
4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or on an interim basis if there are indicators of potential impairment. The impairment test is conducted with the assistance of an independent valuation firm using an income approach. As there is currently no market for the Company’s equity, management performs the impairment analysis utilizing a discounted cash flow approach that incorporates current estimates regarding performance and macroeconomic factors, discounted at a weighted average cost of capital. Based on its most recent annual step one impairment test of goodwill, performed during the fourth quarter of 2014, as of September 28, 2014, the Company’s fair value exceeded carrying value by approximately 14%. The assumptions utilized to estimate the fair value of the enterprise included 5-year projections of revenue, contribution margin, adjusted EBITDA and cash flows. Additional considerations included industry trends, internal management of operating expenses and anticipated improvements to the manufacturing inefficiencies that hindered its operating results during 2014.
The operating results for the period ended October 3, 2015 are meeting or do not significantly deviate from the projections utilized previously during the prior year’s annual step one impairment test. Therefore, the Company did not recognize any impairment losses of its goodwill during the quarter or nine months ended October 3, 2015 and unless market conditions change from current expectations, the Company does not expect that it will have to record additional, material goodwill or non-amortizable intangible impairment charges in the near future.
During the first half of 2014, the Company experienced a decline in operating results primarily due to unfavorable weather conditions, weaker growth in the repair and remodeling market and incremental costs associated with the launch of its new window platform. Management initially believed that the impact of some of these conditions could be quickly remedied. However, since lower-than-expected operating results continued throughout the third quarter, the Company determined that an indicator of potential impairment existed and it was more likely than not that its indefinite-lived intangible assets were impaired. It therefore, performed interim impairment testing as of August 31, 2014.

The Company completed step one of its goodwill impairment testing with the assistance of an independent valuation firm and determined that the fair value of its single reporting unit was lower than its carrying value. This required the Company to proceed to step two of its impairment analysis. Based on preliminary calculations, the Company recorded an estimated goodwill impairment loss of $148.5 million during the quarter ended September 27, 2014, which was reduced by $4.3 million during the fourth quarter when the Company finalized step two. The goodwill impairment charge is a non-cash item and does not affect the calculation of the borrowing base or financial covenants in the Company’s credit agreement. There is no tax benefit associated with this non-cash charge.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 3, 2015	$317,257
Foreign currency translation	(10,052)
Balance at October 3, 2015	$307,205
At each of the periods ended October 3, 2015 and January 3, 2015, accumulated goodwill impairment losses were $228.5 million, exclusive of foreign currency translation.
The Company’s other intangible assets consist of the following (in thousands):

	October 3, 2015			January 3, 2015
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$316,221	$123,151	$193,070	$321,836	$106,655	$215,181
Amortized non-compete agreements	20	19	1	20	16	4
Total amortized intangible assets	316,241	123,170	193,071	321,856	106,671	215,185
Non-amortized trade names (1)	215,282	—	215,282	222,115	—	222,115
Total intangible assets	$531,523	$123,170	$408,353	$543,971	$106,671	$437,300
(1) Balances at October 3, 2015 and January 3, 2015 include impairment charges of $169.6 million, of which $89.7 million were recorded in the second half of 2014 and $79.9 million recorded were recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or on an interim basis if indicators of potential impairment are present. The Company did not recognize any impairment losses of its other intangible assets during the quarter and nine months ended October 3, 2015.
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
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.3 million and $18.8 million for the quarter and nine months ended October 3, 2015, respectively, and $6.4 million and $19.3 million for the quarter and nine months ended September 27, 2014, respectively.
5. Restructuring Costs
U.S. Distribution and Corporate Functions
During the quarter ended October 3, 2015, the Company announced a restructuring plan focused on realigning certain costs within its U.S. distribution business and select corporate functions. The restructuring plan includes the closure of four underperforming company-operated supply centers in the U.S. and the elimination of its roofing product offering in eleven U.S. supply centers. During the third quarter, the Company recorded restructuring costs of $4.5 million, which reflects a cash charge of $2.2 million and a non-cash charge of $2.3 million. The cash charge relates to early lease termination costs and severance for workforce reductions of $1.4 million and $0.5 million, respectively. Of the total non-cash charge of $2.3 million, $2.2 million is reflected within cost of sales for the quarter ended October 3, 2015, and is related to the write-down of roofing inventory in certain markets. The Company expects the supply center closures to be completed by the end of the fourth quarter.

Approximately $0.7 million of cash payments will be made in 2015 in connection with the restructuring plan, primarily related to employee severance and equipment lease termination fees. In the Condensed Consolidated Statements of Comprehensive Loss, the portion of the restructuring charge related to the $2.2 million write-down of roofing inventory is included in “Cost of sales,” while the remaining portion is included in “Restructuring costs.”
Manufacturing
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009 and recorded a restructuring liability related to the discontinued use of the warehouse facility. During the quarter ended October 3, 2015, the Company re-measured this restructuring liability due to a change in the expected amount of sublease income to be collected over the remaining lease term. A similar re-measurement occurred during the first quarter of 2014 due to a change in the amount and timing of cash flows related to taxes and insurance over the lease term. Consequently, the Company decreased the restructuring liability and recognized a benefit of $0.4 million and $0.3 million, for the quarter and nine month period ended October 3, 2015 and the nine month period ended September 27, 2014, respectively, within “Restructuring costs” in the Condensed Consolidated Statements of Comprehensive Loss.
Changes in the restructuring liability for the quarters and nine months ended October 3, 2015 and September 27, 2014, respectively, are as follows (in thousands):

	Quarters Ended
	October 3, 2015			September 27, 2014
	Distribution	Manufacturing	Total	Distribution	Manufacturing	Total
Balance at the beginning of the period	$—	$1,627	$1,627	$—	$2,109	$2,109
Increase (decrease)	2,177	(442)	1,735	—	—	—
Accretion of related lease obligations	—	170	170	—	120	120
Payments	—	(149)	(149)	—	(185)	(185)
Balance at the end of the period	$2,177	$1,206	$3,383	$—	$2,044	$2,044

	Nine Months Ended
	October 3, 2015			September 27, 2014
	Distribution	Manufacturing	Total	Distribution	Manufacturing	Total
Balance at the beginning of the period	$—	$1,960	$1,960	$—	$2,772	$2,772
Increase (decrease)	2,177	(442)	1,735	—	(331)	(331)
Accretion of related lease obligations	—	322	322	—	372	372
Payments	—	(634)	(634)	—	(769)	(769)
Balance at the end of the period	$2,177	$1,206	$3,383	$—	$2,044	$2,044
The restructuring liability is included in “Accrued liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets and will continue to be paid until April 2020 and July 2020, the lease expiration dates for the Ennis warehouse facility and the last of the supply center closures, respectively.

6. Product Warranty Costs
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to window and siding product categories.
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance at the beginning of the period	$88,901	$92,891	$89,940	$93,207
Provision for warranties issued and changes in estimates for pre-existing warranties	1,513	2,104	4,220	4,930
Claims paid	(1,689)	(1,885)	(4,752)	(5,073)
Foreign currency translation	(449)	(537)	(1,132)	(491)
Balance at the end of the period	$88,276	$92,573	$88,276	$92,573
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
7. Executive Officers’ Separation and Hiring Costs
Separation and hiring costs related to the Company’s executive officers include payroll taxes, certain benefits and related professional fees, all of which are recorded as a component of selling, general and administrative expenses. For the quarter and nine months ended October 3, 2015, the Company recorded $0.7 million and $0.8 million, respectively, of separation and hiring costs, primarily relating to amounts payable to the Company’s former executives for separation costs incurred in prior years. Separation and hiring costs were $0.3 million and $3.1 million for the quarter and nine months ended September 27, 2014, respectively, primarily relating to changes in the Company’s management, including the resignations of Jerry W. Burris, former President and Chief Executive Officer, David S. Nagle, the former Chief Operations Officer, AMI Distribution and Services, Robert C. Gaydos, former Senior Vice President, Operations and Paul Morrisroe, former Senior Vice President and Chief Financial Officer. Separation and hiring costs for the quarter and nine months ended September 27, 2014 also include costs incurred for the hiring of Dana R. Snyder, Interim Chief Executive Officer and the appointment of Brian C. Strauss, President and Chief Executive Officer, as well as the hiring of William Topper, Executive Vice President, Operations, and Scott F. Stephens, Executive Vice President and Chief Financial Officer of the Company. As of October 3, 2015, the remaining balance payable to the Company’s former executives for separation costs was $0.5 million, which will be paid at various dates through 2016.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 3, 2015	January 3, 2015
9.125% Senior Secured Notes due 2017	$833,025	$834,004
Borrowings under the ABL facilities	94,500	69,400
Total long-term debt	$927,525	$903,404
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $3.0 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of October 3, 2015.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $649.6 million and $652.8 million based on quoted market prices as of October 3, 2015 and January 3, 2015, respectively.
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
At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of October 3, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of October 3, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
The fixed charge coverage ratio was 0.56:1.00 for the four consecutive fiscal quarter test period ended October 3, 2015. The Company has not triggered such fixed charge coverage ratio covenant as of October 3, 2015, as excess availability of $59.1 million, as of such date was in excess of the covenant trigger threshold. The Company currently does not expect to trigger the fixed charge coverage ratio test for fiscal year 2015.
As of October 3, 2015, there was $94.5 million drawn under the Company’s ABL facilities and $79.1 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.7% and 4.5%, as of October 3, 2015. The Company had letters of credit outstanding of $13.1 million as of October 3, 2015 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
9. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rate to income or loss before income taxes for the period. The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate and records the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
The components of the effective tax rates are as follows (in thousands, except percentage):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Loss before income taxes	$(3,088)	$(246,803)	$(43,785)	$(301,001)
Income tax expense (benefit)	2,116	(27,627)	4,879	(24,868)
Effective tax rate	(68.5)%	11.2%	(11.1)%	8.3%
The effective tax rates for the quarter and nine months ended October 3, 2015 vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, and income tax expense on foreign income.
The effective tax rates for the quarter and nine months ended September 27, 2014 were primarily the result of the tax impact of the impairment charges that were recorded during the quarter ended September 27, 2014 for the Company’s goodwill and indefinite-lived intangible assets.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended October 3, 2015 and September 27, 2014, respectively, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Other comprehensive loss before reclassifications, net of tax of $0	—	(21,624)	(21,624)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $51	444	—	444
Balance at October 3, 2015	$(23,337)	$(58,466)	$(81,803)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive loss before reclassifications, net of tax of $0	—	(10,075)	(10,075)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $15	11	—	11
Balance at September 27, 2014	$(3,502)	$(24,478)	$(27,980)

Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended October 3, 2015 and September 27, 2014, respectively, consist of the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$7	$5	$20	$17
Amortization of unrecognized cumulative actuarial net loss	158	3	475	9
Total before tax	165	8	495	26
Tax benefit	(20)	(5)	(51)	(15)
Net of tax	$145	$3	$444	$11
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

Components of net periodic benefit cost for the Company’s Domestic Plans, Foreign Plans and OPEB Plans are as follows (in thousands):

	Quarters Ended
	October 3, 2015			September 27, 2014
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$330	$610	$4	$322	$597	$4
Interest cost	805	753	43	788	911	49
Expected return on assets	(972)	(893)	—	(1,017)	(1,079)	—
Amortization of unrecognized:
Prior service costs (credits)	2	6	(1)	3	4	(2)
Cumulative actuarial net loss (gains)	105	57	(4)	—	14	(11)
Net periodic benefit cost	$270	$533	$42	$96	$447	$40

	Nine Months Ended
	October 3, 2015			September 27, 2014
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$992	$1,900	$10	$967	$1,794	$10
Interest cost	2,417	2,346	130	2,364	2,738	147
Expected return on assets	(2,918)	(2,783)	—	(3,053)	(3,243)	—
Amortization of unrecognized:
Prior service costs (credits)	8	17	(5)	9	14	(6)
Cumulative actuarial net loss (gains)	313	176	(14)	—	42	(33)
Net periodic benefit cost	$812	$1,656	$121	$287	$1,345	$118
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of October 3, 2015. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Vinyl windows	$115,637	$113,807	$315,278	$289,837
Vinyl siding products	59,593	66,511	153,111	160,233
Metal products	44,022	47,562	114,266	115,369
Third-party manufactured products	85,521	91,717	213,991	218,912
Other products and services	35,014	34,145	94,756	85,855
	$339,787	$353,742	$891,402	$870,206

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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,294	$—	$—	$647	$—	$7,941
Accounts receivable, net	121,555	—	10,036	31,484	—	163,075
Intercompany receivables	340,533	—	59,619	1,794	(401,946)	—
Inventories	111,582	—	7,185	36,425	—	155,192
Income taxes receivable	179	—	54	—	—	233
Deferred income taxes	487	—	1,952	—	—	2,439
Prepaid expenses and other current assets	10,012	—	716	1,146	—	11,874
Total current assets	591,642	—	79,562	71,496	(401,946)	340,754
Property, plant and equipment, net	67,079	—	1,297	25,594	—	93,970
Goodwill	203,841	—	16,713	86,651	—	307,205
Other intangible assets, net	290,118	—	32,746	85,489	—	408,353
Intercompany receivable	—	833,025	—	—	(833,025)	—
Other assets	13,556	—	6	1,220	—	14,782
Total assets	$1,166,236	$833,025	$130,324	$270,450	$(1,234,971)	$1,165,064
LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$87,840	$—	$8,114	$31,915	$—	$127,869
Intercompany payables	1,794	—	—	400,152	(401,946)	—
Accrued liabilities	91,638	—	5,098	9,078	—	105,814
Deferred income taxes	926	—	—	1,157	—	2,083
Income taxes payable	—	—	—	2,158	—	2,158
Total current liabilities	182,198	—	13,212	444,460	(401,946)	237,924
Deferred income taxes	51,012	—	13,295	21,575	—	85,882
Other liabilities	80,776	—	22,126	18,695	—	121,597
Deficit in subsidiaries	144,089	—	225,780	—	(369,869)	—
Long-term debt	916,025	833,025	—	11,500	(833,025)	927,525
Member’s deficit	(207,864)	—	(144,089)	(225,780)	369,869	(207,864)
Total liabilities and member’s deficit	$1,166,236	$833,025	$130,324	$270,450	$(1,234,971)	$1,165,064

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$267,732	$—	$44,388	$78,243	$(50,576)	$339,787
Cost of sales	207,494	—	41,978	59,187	(50,576)	258,083
Gross profit	60,238	—	2,410	19,056	—	81,704
Selling, general and administrative expenses	49,447	—	1,759	10,185	—	61,391
Restructuring costs	1,787	—	—	—	—	1,787
Income from operations	9,004	—	651	8,871	—	18,526
Interest expense, net	19,008	—	1,616	184	—	20,808
Foreign currency loss	—	—	—	806	—	806
(Loss) income before income taxes	(10,004)	—	(965)	7,881	—	(3,088)
Income tax expense	20	—	13	2,083	—	2,116
(Loss) income before equity income from subsidiaries	(10,024)	—	(978)	5,798	—	(5,204)
Equity income from subsidiaries	4,820	—	5,798	—	(10,618)	—
Net (loss) income	(5,204)	—	4,820	5,798	(10,618)	(5,204)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	145	—	55	45	(100)	145
Foreign currency translation adjustments, net of tax	(8,659)	—	(8,659)	(8,659)	17,318	(8,659)
Total comprehensive loss	$(13,718)	$—	$(3,784)	$(2,816)	$6,600	$(13,718)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Nine Months Ended October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$709,642	$—	$117,128	$202,968	$(138,336)	$891,402
Cost of sales	558,120	—	111,785	155,211	(138,336)	686,780
Gross profit	151,522	—	5,343	47,757	—	204,622
Selling, general and administrative expenses	146,298	—	5,129	30,600	—	182,027
Restructuring costs	1,787	—	—	—	—	1,787
Income from operations	3,437	—	214	17,157	—	20,808
Interest expense, net	57,072	—	4,939	659	—	62,670
Foreign currency loss	—	—	—	1,923	—	1,923
(Loss) income before income taxes	(53,635)	—	(4,725)	14,575	—	(43,785)
Income tax expense	925	—	90	3,864	—	4,879
(Loss) income before equity income from subsidiaries	(54,560)	—	(4,815)	10,711	—	(48,664)
Equity income from subsidiaries	5,896	—	10,711	—	(16,607)	—
Net (loss) income	(48,664)	—	5,896	10,711	(16,607)	(48,664)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	444	—	173	143	(316)	444
Foreign currency translation adjustments, net of tax	(21,624)	—	(21,624)	(21,624)	43,248	(21,624)
Total comprehensive loss	$(69,844)	$—	$(15,555)	$(10,770)	$26,325	$(69,844)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,035)	$—	$15,531	$6,962	$—	$(8,542)
INVESTING ACTIVITIES
Capital expenditures	(13,160)	—	(113)	(1,355)	—	(14,628)
Proceeds from the sale of assets	138	—	—	2	—	140
Payments on loans to affiliates	—	—	(15,418)	(25,000)	40,418	—
Receipts on loans to affiliates	2,000	—	—	14,000	(16,000)	—
Net cash used in investing activities	(11,022)	—	(15,531)	(12,353)	24,418	(14,488)
FINANCING ACTIVITIES
Borrowings under ABL facilities	71,700	—	—	64,031	—	135,731
Payments under ABL facilities	(54,700)	—	—	(55,953)	—	(110,653)
Borrowings from affiliates	40,418	—	—	—	(40,418)	—
Repayments to affiliates	(14,000)	—	—	(2,000)	16,000	—
Net cash provided by financing activities	43,418	—	—	6,078	(24,418)	25,078
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(70)	—	(70)
Net increase in cash and cash equivalents	1,361	—	—	617	—	1,978
Cash and cash equivalents at beginning of period	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of period	$7,294	$—	$—	$647	$—	$7,941

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Nine Months Ended September 27, 2014
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(54,847)	$—	$12,948	$(3,485)	$—	$(45,384)
INVESTING ACTIVITIES
Capital expenditures	(7,187)	—	(252)	(1,033)	—	(8,472)
Proceeds from the sale of assets	6	—	—	3	—	9
Payments on loans to affiliates	—	—	(12,696)	—	12,696	—
Receipts on loans to affiliates	3,900	—	—	—	(3,900)	—
Net cash used in investing activities	(3,281)	—	(12,948)	(1,030)	8,796	(8,463)
FINANCING ACTIVITIES
Borrowings under ABL facilities	113,700	—	—	48,231	—	161,931
Payments under ABL facilities	(67,700)	—	—	(48,317)	—	(116,017)
Borrowings from affiliates	12,696	—	—	—	(12,696)	—
Repayments to affiliates	—	—	—	(3,900)	3,900	—
Net cash provided by (used in) financing activities	58,696	—	—	(3,986)	(8,796)	45,914
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(471)	—	(471)
Net increase (decrease) in cash and cash equivalents	568	—	—	(8,972)	—	(8,404)
Cash and cash equivalents at beginning of period	7,566	—	—	13,249	—	20,815
Cash and cash equivalents at end of period	$8,134	$—	$—	$4,277	$—	$12,411

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Associated Materials, LLC (“we,” “us,” “our” or “our Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We were founded in 1947 when we first introduced residential aluminum siding under the Alside® name. We offer a comprehensive range of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools. We also provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual distribution network consists of 122 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 275 independent distributors, dealers and national account customers. The products we sell are primarily marketed under our brand names, including Alside®, Revere®, Gentek®, Preservation® and Alpine®.
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
Net sales for the quarter ended October 3, 2015 were $339.8 million, representing a decline of $13.9 million, or 3.9%, compared to $353.7 million for the same period in 2014. The decrease in net sales was primarily driven by unfavorable foreign currency exchange rates related to our Canadian operations, which accounted for approximately $12 million of the decrease. On a constant currency basis, total sales decreased $1.9 million, or 0.4%, compared to the prior year quarter.
Gross profit for the quarter ended October 3, 2015 was $81.7 million, or 24.0% of net sales, compared to $74.6 million, or 21.1% of net sales, for the same period in 2014. Compared to the prior year quarter, we achieved an approximate 290 basis point increase in gross profit as a percent of net sales, resulting from our continued focus on driving profitability through our integrated product offerings. Gross profit for the quarter was unfavorably impacted by a $2.2 million non-cash charge related to the write-down of inventory recorded as a result of a restructuring plan announced during the third quarter of 2015. The $7.1 million improvement in gross profit was predominantly attributable to the continued improvement in our windows business, as well as improved operational execution, compared to the prior year quarter. Furthermore, we also incurred fewer costs related to the continued roll out of our new window platform on the West Coast in the current year, compared to the launch on the East Coast in the prior year.
Selling, general and administrative (“SG&A”) expenses for the quarter ended October 3, 2015 were $61.4 million, or 18.1% of net sales, compared to $62.3 million, or 17.6% of net sales, for the same period in 2014.
During the quarter ended October 3, 2015, in an effort to improve overall profitability, we announced a restructuring plan focused primarily on realigning certain costs within our U.S. distribution business and select corporate functions. The restructuring plan includes the closure of four underperforming company-operated supply centers in the U.S. and the elimination of our roofing product offering in eleven U.S. supply centers. Overall, we eliminated 64 employees, or approximately 5%, of our U.S. distribution and corporate workforce. We expect that these actions will yield annualized cost savings and EBITDA improvement in 2016 of $7.5 million and $5.7 million, respectively. The costs associated with the 2015 restructuring plan totaled $4.5 million in the third quarter and are comprised of fixed asset impairment costs and charges related to early lease termination and reduction of our workforce of $2.3 million and a non-cash charge for the write-down of inventory of $2.2 million, reflected within cost of sales for the quarter. The $1.8 million recorded during the quarter ended October 3, 2015 included costs associated with the aforementioned restructuring plan as well as an adjustment to the liability recorded in 2009 for manufacturing restructuring efforts initiated during the fiscal year then ended.

Income from operations was $18.5 million for the quarter ended October 3, 2015, increased $244.4 million, compared to a loss of $225.8 million for the quarter ended September 27, 2014. The 2014 operating loss included goodwill and other intangible asset impairments totaling approximately $238 million, caused primarily by the continued decline in our operating results for the year.
Our results for the quarter ended October 3, 2015 were significantly impacted by a weaker Canadian dollar, compared to the prior year quarter. Foreign currency translation negatively impacted net sales, gross profit and operating income by approximately $12 million, $11 million and $8 million, respectively.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales (1)	$339,787	$353,742	$891,402	$870,206
Cost of sales	258,083	279,131	686,780	689,167
Gross profit	81,704	74,611	204,622	181,039
Selling, general and administrative expenses	61,391	62,254	182,027	181,516
Impairment of goodwill	—	148,504	—	148,504
Impairment of other intangible assets	—	89,687	—	89,687
Restructuring costs	1,787	—	1,787	(331)
Income (loss) from operations	18,526	(225,834)	20,808	(238,337)
Interest expense	20,808	20,749	62,670	61,828
Foreign currency loss	806	220	1,923	836
Loss before income taxes	(3,088)	(246,803)	(43,785)	(301,001)
Income tax expense (benefit)	2,116	(27,627)	4,879	(24,868)
Net loss	$(5,204)	$(219,176)	$(48,664)	$(276,133)
Other Data:
EBITDA (2)	$27,809	$(215,409)	$48,901	$(207,261)
Adjusted EBITDA (2)	33,962	24,668	58,091	45,343

(1)	The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Quarters Ended				Nine Months Ended
	October 3, 2015	% of Net Sales	September 27, 2014	% of Net Sales	October 3, 2015	% of Net Sales	September 27, 2014	% of Net Sales
Vinyl windows	$115,637	34.0%	$113,807	32.2%	$315,278	35.4%	$289,837	33.3%
Vinyl siding products	59,593	17.5%	66,511	18.8%	153,111	17.2%	160,233	18.4%
Metal products	44,022	13.0%	47,562	13.4%	114,266	12.8%	115,369	13.3%
Third-party manufactured products	85,521	25.2%	91,717	25.9%	213,991	24.0%	218,912	25.2%
Other products and services	35,014	10.3%	34,145	9.7%	94,756	10.6%	85,855	9.8%
	$339,787	100.0%	$353,742	100.0%	$891,402	100.0%	$870,206	100.0%

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
The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net loss	$(5,204)	$(219,176)	$(48,664)	$(276,133)
Interest expense	20,808	20,749	62,670	61,828
Income tax expense (benefit)	2,116	(27,627)	4,879	(24,868)
Depreciation and amortization	10,089	10,645	30,016	31,912
EBITDA	27,809	(215,409)	48,901	(207,261)
Impairment of goodwill (j)	—	148,504	—	148,504
Impairment of other intangible assets (j)	—	89,687	—	89,687
Purchase accounting related adjustments (a)	(852)	(931)	(2,603)	(2,835)
Restructuring costs (b)	4,035	—	4,035	(331)
Executive officer separation and hiring costs (c)	618	343	770	3,091
Bank audit fees (d)	91	66	167	92
Gain on disposal or write-off of assets	(48)	(45)	(45)	(27)
Stock-based compensation expense (e)	54	27	129	381
Non-cash expense adjustments (f)	—	400	—	400
Other normalizing and unusual items (g)	1,449	1,806	4,814	12,806
Foreign currency loss (h)	806	220	1,923	836
Run-rate cost savings (i)	—	—	—	—
Adjusted EBITDA	$33,962	$24,668	$58,091	$45,343

(a)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of a series of mergers completed on October 13, 2010, which include the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Pension expense adjustment	$(624)	$(653)	$(1,889)	$(1,963)
Amortization related to fair value adjustment of leased facilities	(52)	(97)	(182)	(329)
Amortization related to warranty liabilities	(176)	(181)	(532)	(543)
Total	$(852)	$(931)	$(2,603)	$(2,835)

(b)
Represents expenses of $4.5 million recorded as a result of the 2015 restructuring plan, offset by a favorable adjustment of $0.5 million related to the liability recorded in 2009 for manufacturing restructuring efforts initiated during the fiscal year then ended. Costs associated with the 2015 restructuring plan are comprised primarily of fixed asset impairment costs and the write-down of inventory, as well as charges related to early lease termination and the reduction of our workforce.

(c)
Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees. The costs incurred during the quarter and nine months ended September 27, 2014 primarily relate to changes in the Company’s management, including the resignations of Jerry W. Burris, former President and Chief Executive Officer, David S. Nagle, the former Chief Operations Officer, AMI Distribution and Services, Robert C. Gaydos, former Senior Vice President, Operations and Paul Morrisroe, former Senior Vice President and Chief Financial Officer. Separation and hiring costs incurred during the quarter and nine months ended September 27, 2014 also includes costs incurred for the hiring of Dana R. Snyder, Interim Chief Executive Officer and the appointment of Brian C. Strauss, President and

Chief Executive Officer, as well as the hiring of William Topper, Executive Vice President, Operations, and Scott F. Stephens, Executive Vice President and Chief Financial Officer.

(d)	Represents bank audit fees incurred under our ABL facilities.

(e)	Represents equity-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the non-cash expense related to warranties claims paid in excess of warranty provision.

(g)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Professional fees and other costs (i)	$1,062	$1,202	$2,989	$10,677
Accretion on lease liability (ii)	170	119	322	372
Excess severance costs (iii)	66	245	138	428
Insurance deductibles (iv)	100	51	100	151
Payroll costs due to change of employment classification (v)	—	151	—	1,079
Excess legal expense (vi)	51	38	1,265	99
Total	$1,449	$1,806	$4,814	$12,806

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarter and nine months ended September 27, 2014, we incurred costs of $0.6 million and $8.5 million, respectively, related to the launch of our new window platform on the East Coast in 2014. We incurred costs of $0.3 million and $1.3 million, respectively, for the quarter and nine months ended October 3, 2015 related to the continued roll out of our new window platform on the West Coast.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense, primarily due to the resignation of certain members of the Company’s non-executive management team.

(iv)
Represents expenses incurred related to theft at our Point Claire facility in August 2015, flood damage at our corporate headquarters building in May 2014, and fire damage at one of our supply centers in July 2014.

(v)	Represents additional payroll costs that were incurred related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees.

(vi)
Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs. The expense for the quarter and nine months ended October 3, 2015 includes legal costs we incurred for a lawsuit that was settled in the third quarter of 2015.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $9 million and $9 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. Our ABL facilities and the Indenture permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $3.2 million of the approximately $9 million of cost savings identified for the four consecutive fiscal quarters ended October 3, 2015 and $8.2 million of the approximately $9 million for the four consecutive fiscal quarters ended September 27, 2014 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture. However, as the 10% threshold is calculated using Consolidated EBITDA for the four consecutive fiscal quarter covenant test period, we are not presenting any run-rate cost savings when calculating Adjusted EBITDA for the quarters or nine months ended October 3, 2015 and September 27, 2014.

(j)
We review goodwill and other intangible assets for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. Due to a continued decline in operating results during 2014, management determined that an indicator of potential impairment for indefinite-lived intangible assets existed and performed interim impairment testing as of August 31, 2014, which resulted in an impairment loss for certain non-amortized trade names of $89.7 million and an estimated impairment charge for goodwill of $148.5 million.

Quarter Ended October 3, 2015 Compared to Quarter Ended September 27, 2014
Net sales were $339.8 million for the quarter ended October 3, 2015, a decrease of $13.9 million, or 3.9%, compared to $353.7 million for the same period in 2014. Excluding the unfavorable impact of foreign currency fluctuation of approximately $12 million, net sales would have decreased 0.4% as compared to the same period in 2014. The decrease in net sales was primarily driven by a $6.9 million, or 10.4%, decrease in sales of vinyl siding products and a $3.5 million, or 7.4%, decrease in metal product sales. The unfavorable impact of the weaker Canadian dollar in 2015 continues to significantly impact our net sales, particularly in our vinyl and metal product lines. We also experienced a $6.2 million, or 6.8%, decrease in sales of third-party manufactured products, primarily roofing, compared to the prior year quarter. Vinyl window sales for the third quarter increased $1.8 million, or 1.6%, and sales in our Installed Sales Solutions (“ISS”) business, improved $1.0 million, or 3.1%, compared to the prior year quarter. Although window unit volume decreased approximately 1% compared to the prior year period, product mix and overall selling prices were favorable compared to the same period in 2014. There were 64 sales days in the quarter ended October 3, 2015 compared to 63 sales days for the same period in 2014.
Gross profit for the quarter ended October 3, 2015 was $81.7 million, or 24.0% of net sales, compared to gross profit of $74.6 million, or 21.1% of net sales, for the same period in 2014. Compared to the prior year quarter, we achieved an approximate 290 basis point increase in gross profit margin as a percent of net sales as a result of our continued focus on driving profitability through our integrated products, particularly in our windows business. Gross profit for the quarter was unfavorably impacted by a $2.2 million non-cash charge related to the write-down of inventory recorded as a result of the restructuring plan announced during the third quarter of 2015. The $7.1 million improvement in gross profit was primarily due to favorable sales mix and higher overall price levels of $12.7 million, partially offset by lower sales volume of $2.5 million compared to the prior year quarter. In addition, compared to the same period in 2014, we achieved operational efficiencies of approximately $3.3 million, primarily in our window plants, and incurred $0.3 million fewer costs related to the continued roll out of our new window platform. Lower material costs of $4.2 million also contributed to the increase in gross profit for the comparative three-month period. Increases in gross profit were partially offset by the negative impact of foreign currency fluctuation of approximately $11 million due to a weaker Canadian dollar in 2015 compared to the prior year period.
SG&A expenses were $61.4 million, representing 18.1% of net sales, for the quarter ended October 3, 2015, compared to $62.3 million, or 17.6% of net sales, for the same period in 2014. The $0.9 million, or 1.4%, decrease in SG&A expenses was primarily due to lower bad debt expense of $0.6 million, a $0.6 million decrease in sales incentive expense, decreased consulting and workers compensation expense of $0.4 million and a $0.3 million decrease in depreciation and amortization. These decreases were partially offset by a $0.7 million increase in costs associated with the performance-based incentive program and a $0.6 million increase in employee compensation expense to support the growth of our ISS business. Compared to the prior year quarter, SG&A expenses were favorably impacted by approximately $2 million due to a weaker Canadian dollar in 2015.
Operations provided income of $18.5 million and loss of $225.8 million for the quarters ended October 3, 2015 and September 27, 2014, respectively. The 2014 operating loss included goodwill and other intangible asset impairments totaling approximately $238 million, caused primarily by a continued decline in our operating results for the year.
During the quarter ended October 3, 2015, we announced a restructuring plan focused on realigning certain costs within our U.S. distribution business and select corporate functions. The restructuring plan includes the closure of four underperforming company-operated supply centers in the U.S. and the elimination of our roofing product offering in eleven U.S. supply centers. The costs associated with the 2015 restructuring plan totaled $4.5 million in the third quarter, which reflects a cash charge of $2.2 million and a non-cash charge of $2.3 million. The cash charge relates to early lease termination costs and severance for workforce reductions of $1.4 million and $0.5 million, respectively. Of the total non-cash charge, $2.2 million represents the write-down of inventory, which is reflected within cost of sales for the quarter. The Company expects the supply center closures to be completed by the end of the fourth quarter. Approximately $0.7 million of cash payments will be made in 2015 in connection with the restructuring plan, primarily related to employee severance and equipment lease termination fees. Approximately $0.6 million in cash will paid in 2016 in accordance with severance and lease agreements, with the remainder of cash payments to be remitted through 2020, in accordance with each supply center’s lease payment schedule. The $1.8 million of restructuring costs for the quarter ended October 3, 2015 included costs of $2.3 million associated with the aforementioned restructuring plan as well as a favorable adjustment of $0.5 million related to the liability recorded in 2009 for manufacturing restructuring efforts initiated during the fiscal year then ended.
Interest expense was $20.8 million and $20.7 million for the quarters ended October 3, 2015 and September 27, 2014, respectively.
The income tax expense of $2.1 million for the third quarter of 2015 reflected a negative effective tax rate of 68.5%, whereas the income tax benefit of $27.6 million for the same period in 2014 reflected an effective tax rate of 11.2%. The change in the effective tax rate for the quarters ended October 3, 2015 and September 27, 2014 was primarily the result of the impact of the impairment charges recorded during the quarter ended September 27, 2014 for the goodwill and indefinite-lived intangible assets, with no comparative charges in the current year period.
Net loss for the quarter ended October 3, 2015 was $5.2 million compared to a net loss of $219.2 million for the same period in 2014.
Nine Months Ended October 3, 2015 Compared to Nine Months Ended September 27, 2014
Net sales were $891.4 million for the nine months ended October 3, 2015, an increase of $21.2 million, or 2.4%, compared to $870.2 million for the same period in 2014. Excluding the unfavorable impact of foreign currency fluctuation of approximately $26 million, net sales would have increased 5.4% as compared to the same period in 2014. The sales growth was primarily driven by higher sales of our integrated products. Net sales increased $25.4 million, or 8.8%, for vinyl windows and $9.2 million, or 11.5%, for our ISS business, compared to the prior year period. The increase in net sales for our vinyl window products was attributable to a combination of higher sales volume, selling prices, and improved product mix. Window unit volume increased approximately 5%, which reflected growth primarily from the new construction market. For the comparative nine-month period, we experienced lower vinyl product sales of $7.1 million, or 4.4%, lower metal product sales of $1.1 million, or 1.0%, and lower third-party manufactured product sales of $4.9 million, or 2.2%. There were 192 sales days for the nine months ended October 3, 2105 compared to 191 for the same period in 2014.
Gross profit for the nine months ended October 3, 2015 was $204.6 million, or 23.0% of net sales, compared to gross profit of $181.0 million, or 20.8% of net sales, for the same period in 2014. Compared to the prior year period, we achieved an approximate 220 basis point increase in gross profit margin as a percent of net sales as a result of our continued focus on driving profitability through our integrated products. Gross profit for the nine-month period was unfavorably impacted by a $2.2 million non-cash charge related to the write-down of inventory recorded as a result of a restructuring plan announced during the third quarter of 2015. The $23.6 million improvement in gross profit was primarily due to higher overall price levels and favorable product mix of $28.2 million, and increased sales volume of $5.2 million, compared to the prior year period. In addition, compared to the same period in 2014, we achieved operational efficiencies of approximately $5.3 million, primarily in our window plants, and incurred $5.8 million fewer costs related to the continued roll out of our new window platform. Lower material costs of $0.9 million also contributed to the increase in gross profit for the comparative nine-month period. These increases were partially offset by the negative impact of foreign currency fluctuation, which approximated $22 million and is the result of a weaker Canadian dollar in 2015, compared to the prior year period.
SG&A expenses were $182.0 million, or 20.4% of net sales, for the nine months ended October 3, 2015, compared to $181.5 million, or 20.9% of net sales, for the same period in 2014. The $0.5 million, or 0.3%, increase in SG&A expenses was primarily due to a $4.6 million increase in employee compensation expense to support the growth of our ISS business, supply center operations and other corporate initiatives. SG&A expenses also reflect a $3.6 million increase in costs associated with the performance-based incentive program resulting from improved operating results in 2015. Further, we incurred $1.2 million in legal costs for a lawsuit that was settled in the third quarter of 2015. These increases were partially offset by lower marketing-related costs of $2.3 million, a $2.3 million decrease in executive officers’ separation and hiring costs and a reduction of professional fees of $2.1 million, compared to the prior year period. Also, there was a prior year charge of $1.1 million for additional payroll costs related to a change of employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees, which did not recur in the current year. In addition, we had a $0.9 million decrease in depreciation and amortization expense and a $0.8 million decrease in sales incentive expense, compared to the prior nine-month period. SG&A expenses were favorably impacted by approximately $5 million due to a weaker Canadian dollar in 2015, compared to 2014.
Income from operations was $20.8 million for the nine months ended October 3, 2015, compared to a loss from operations of $238.3 million for the nine months ended September 27, 2014. The 2014 operating loss included goodwill and other intangible asset impairments totaling approximately $238 million, caused primarily by a continued decline in our operating results for the year.
During the nine months ended October 3, 2015, the Company announced a restructuring plan focused on realigning certain costs within our U.S. distribution and select corporate functions. The restructuring plan includes the closure of four underperforming company-operated supply centers in the U.S. and the elimination of our roofing product offering in eleven

U.S. supply centers. The costs associated with the aforementioned restructuring plan totaled $4.5 million, which reflects a $2.2 million cash charge, the majority of which relates to lease termination costs to be paid through 2020, in accordance with each supply center’s lease payment schedule, and a $2.3 million non-cash charge primarily related to the write-down of inventory, hence reflected within cost of sales. The $1.8 million of restructuring costs recorded for the nine months ended October 3, 2015 included costs of $2.3 million associated with the aforementioned restructuring plan as well as a favorable adjustment of $0.5 million related to the liability recorded in 2009 for manufacturing restructuring efforts initiated during the fiscal year then ended.
Interest expense was $62.7 million and $61.8 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. The $0.9 million increase in interest expense was primarily related to borrowings under the ABL facilities.
Income tax expense of $4.9 million for the nine months ended October 3, 2015 reflected a negative effective tax rate of 11.1%, whereas the income tax benefit of $24.9 million for the same period in 2014 reflected an effective tax rate of 8.3%. The change in the effective tax rate for the nine months ended October 3, 2015 and September 27, 2014 was primarily the result of the impact of the impairment charges recorded during the quarter ended September 27, 2014 for the goodwill and indefinite-lived intangible assets, with no comparative charges in the current year period.
Net loss for the nine months ended October 3, 2015 was $48.7 million compared to a net loss of $276.1 million for the same period in 2014.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. ASU 2015-03 is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2015. An entity is required to apply ASU 2015-03 on a retrospective basis and comply with the applicable disclosures, which include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, the debt issuance cost asset and the debt liability). In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides that, given the absence of authoritative guidance in ASU 2015-03 with respect to presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, an entity is permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe that the adoption of the provisions of either ASU 2015-03 or ASU 2015-15 will have a material impact on our consolidated financial position, results of operations or cash flows.
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
The new standard also requires significantly more interim and annual disclosures. The new standard allows for either full retrospective or modified retrospective adoption. ASU 2014-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which deferred the effective date of the new revenue standard for all entities by one year. We are currently assessing the potential impact of the new requirements under the standard.
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Net cash used in operating activities	$(8,542)	$(45,384)
Net cash used in investing activities	(14,488)	(8,463)
Net cash provided by financing activities	25,078	45,914
As of October 3, 2015, we had cash and cash equivalents of $7.3 million and $0.6 million in the United States and Canada, respectively. As of October 3, 2015, we had available borrowing capacity of $79.1 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We expect that current cash and cash equivalents, cash generated from operating activities and borrowing capacity under the ABL facilities will be our principal sources of liquidity. Based on our current level of operations and cash flow projections, we believe that these sources will provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt for the next 12 months. Should economic conditions or market factors deteriorate beyond our expectations, we may not generate sufficient cash flow from operations or may not have future borrowings available to us under the ABL facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flows from Operating Activities
Net cash used in operating activities was $8.5 million for the nine months ended October 3, 2015, compared to $45.4 million for the same period in 2014. The $36.9 million decrease in the use of cash was primarily driven by improvement in working capital of $22.9 million and a lower net loss, compared to the prior year period.

Change in accounts receivable was a use of cash of $42.0 million for the nine months ended October 3, 2015, compared to $52.8 million for the nine months ended September 27, 2014. The net increase in cash flow from accounts receivable of $10.8 million reflected improvement in the timing of collections from customers compared to the prior year period. Change in inventory was a use of cash of $16.0 million for the nine months ended October 3, 2015, compared to $35.1 million for nine months ended September 27, 2014. The lower use of cash in the current year period was primarily driven by working capital initiatives during 2015 and the timing of inventory builds for seasonal demands for the second half of the year. During 2014, we increased inventory at our supply centers to ensure that we had a variety of products to better service our contractor customers, which led to higher inventory levels at the end of 2014, the consequence of which was a relatively lower use of cash for the nine months ended October 3, 2015, compared to nine months ended September 27, 2014. Change in accounts payable and accrued liabilities was a source of cash of $59.7 million for the nine months ended October 3, 2015, compared to a source of cash of $80.7 million for the nine months ended September 27, 2014. The decrease in cash flows of $21.0 million from accounts payable and accrued liabilities was primarily due to the timing of inventory purchases, which extended accounts payable in the third quarter of 2014. Change in other assets and liabilities was a use of cash of $1.0 million for the nine months ended October 3, 2015, compared to a use of cash of $16.7 million for the nine months ended September 27, 2014. The increase in cash flows of $15.7 million was primarily due to timing of prepayments.
Cash Flows from Investing Activities
Net cash used in investing activities consisted of $14.6 million and $8.5 million of capital expenditures during the nine months ended October 3, 2015 and September 27, 2014, respectively. The capital expenditures for the current year period related primarily to investments at our window manufacturing facilities to improve efficiency, quality and production capacity.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended October 3, 2015 included borrowings of $135.7 million under our ABL facilities partially offset by repayments of $110.7 million. Net cash provided by financing activities for the nine months ended September 27, 2014, included borrowings of $161.9 million under our ABL facilities partially offset by repayments of $116.0 million.
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated October 13, 2010, governing the existing notes, as a supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $3.0 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of October 3, 2015.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $649.6 million and $652.8 million based on quoted market prices as of October 3, 2015 and January 3, 2015, respectively.
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
At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of October 3, 2015, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of October 3, 2015, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
As of October 3, 2015, there was $94.5 million drawn under our ABL facilities and $79.1 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.7% and 4.5%, respectively, as of October 3, 2015. We had letters of credit outstanding of $13.1 million as of October 3, 2015, primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
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
The fixed charge coverage ratio was 0.56:1.00 for the four consecutive fiscal quarter test period ended October 3, 2015. We have not triggered such fixed charge coverage ratio covenant as of October 3, 2015, as excess availability of $59.1 million as of such date was in excess of the covenant trigger threshold. We do not expect to trigger such covenant for fiscal year 2015. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part I, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of October 3, 2015.
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At October 3, 2015, we had no raw material hedge contracts in place.
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
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of October 3, 2015, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities was, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of October 3, 2015, we had borrowings outstanding of $94.5 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $0.9 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of October 3, 2015 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $649.6 million based on quoted market prices as of October 3, 2015.
Foreign Currency Exchange Risk
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of October 3, 2015, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.2 million.
A 10% strengthening or weakening from the levels experienced during the nine months ended October 3, 2015 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $8 million decrease or increase, respectively, in comprehensive loss for the nine months ended October 3, 2015.
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

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of October 3, 2015. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	November 3, 2015	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

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