Form 10-K
period 2016-01-02
ASSOCIATED MATERIALS, LLC
filed 2016-03-22
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    Although the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act for the period commencing January 3, 2016 the registrant has filed all Exchange Act reports for the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
No public trading market exists for the membership interests of the registrant. The aggregate market value of the membership interests held by non-affiliates of the registrant was zero as of July 4, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The membership interest of the registrant is held by Associated Materials Incorporated, a wholly-owned subsidiary of Associated Materials Group, Inc. As of March 22, 2016, there was one (1) outstanding membership interest of the registrant.

ASSOCIATED MATERIALS, LLC

PART I

ITEM 1. BUSINESS
OVERVIEW
Associated Materials, LLC (the “Company”) is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® name. We provide a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. We also provide installation services. We distribute our products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual-distribution network consists of 122 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to more than 260 independent distributors, dealers and national account customers.
The products we sell are primarily marketed under our brand names, including Alside®, Revere®, Gentek®, Preservation® and Alpine®. Our product sales of vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 35%, 17%, 13% and 24%, respectively, of our net sales for the year ended January 2, 2016. For the year ended January 2, 2016, we had net sales of $1,185.0 million, Adjusted EBITDA of $90.3 million and a net loss of $50.1 million. For the definition of Adjusted EBITDA and a presentation of net loss calculated in accordance with generally accepted accounting principles (“GAAP”), and reconciliation of net loss to Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.” Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a substitute for other measures of liquidity or financial performance reported in accordance with GAAP.
Our company-operated supply centers provide our contractor customers the products, accessories and tools necessary to complete their projects. For each of the years ended January 2, 2016 and January 3, 2015, approximately 74% of our net sales were generated through our network of supply centers. In addition, our supply centers provide value-added services, including marketing support, installation support, technical support and warranty services that become a part of our contractor customers’ workflows, and these services form a critical component of the contractors’ offering to end consumers. Many of our supply centers also offer full-service product installation of our window, siding and third-party products through our Installed Sales Solutions™ (“ISS”) group. Our ISS group provides a turn-key solution for remodeling dealers and builders who benefit from purchasing bundled products and installation from a single source.
We also distribute products through our direct sales channel, which consists of more than 260 independent distributors, dealers and national account customers. For each of the years ended January 2, 2016 and January 3, 2015, we generated approximately 26% of our net sales through our direct sales channel. We sell to distributors and dealers both in markets where we have existing supply centers and in markets where we may not have a supply center presence, and we utilize our manufacturing and marketing capabilities to help these direct customers grow their businesses. Our distributor and dealer customers in this channel are selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. This sales channel also allows us to service larger regional and national account customers with a broader geographic scope, which drives additional volume. In addition, in many cases we are able to leverage our vertical integration in support of our distributor and dealer customers by selling and shipping our products directly to their contractor customers.
We estimate that, for the year ended January 2, 2016, approximately 70% of our net sales were generated in the residential repair and remodeling market and approximately 30% of our net sales were generated in the residential new construction market. We believe that the strength of our products and distribution network has created strong brand loyalty and longstanding relationships with our contractor customers and has enabled us to develop and maintain a leading position in the markets that we serve. In addition, we believe that our focus on the repair and remodeling market provides us with a more attractive market due to the relative stability in demand, superior competitive dynamics and higher profit margins compared to the residential new construction market.
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of Associated Materials, LLC, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into Associated Materials, LLC, with Associated Materials, LLC surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, Associated Materials, LLC is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of Associated Materials, LLC. Approximately 96% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (such investment funds, the “H&F Investors”). Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us” and “our Company” refer to Associated Materials, LLC and its consolidated subsidiaries.
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

•
Company-Operated Supply Centers. We believe that our network of 122 U.S. and Canadian company-operated supply centers offers a superior distribution channel compared to the traditional network of third-party distributors and dealers used by our major competitors. We have built dedicated longstanding relationships directly with our contractor customers through our supply centers. In addition, we believe that distributing our products through our vertically integrated network of company-operated supply centers provides a compelling value proposition for our contractor customers through (1) comprehensive service offerings (including marketing and sales support, after-market service and private label and customized offerings), (2) integrated logistics between our manufacturing and distribution facilities (driving product availability and fulfillment), and (3) a broad product offering. In addition, we believe that our supply centers facilitate innovation by allowing us to directly monitor developments in local customer preferences and to bring products to market faster.

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

Entrenched Customer Relationships
We believe that we are a deeply integrated partner to our customers. Contractors typically work with a limited number of manufacturers and distributors in order to streamline their processes of selling residential exterior building products and installation services to the end customer. We believe we are a critical part of this sales process and are integrated with our customers’ work flow given the services we provide, including marketing support, sales training, fulfillment, lead generation and, for certain larger customers, private label marketing services. We are able to serve as a single point of contact to our customers for their essential marketing needs because of the depth of our value-added marketing and service offerings. We believe our customer integration has led to longstanding relationships and strong customer retention. Additionally, we have high levels of retention of the larger customers in our supply centers. For our top 100 U.S. supply center customers, the average length of the relationship is eight years.
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
Superior, Vertically Integrated Operating Model
Our operations, from manufacturing our own vinyl extrusions and assembling our insulated glass units, to distributing our products through our network of 122 company-operated supply centers, provide us with a level of vertical integration that we believe differentiates us within the building products industry. We believe our vertically integrated platform offers us intimate knowledge of our customer base, enables us to meet their evolving product needs and facilitates superior service and quality control. In particular, we believe that our ability to service larger regional and national accounts through an integrated manufacturing, sales and delivery platform differentiates us from our competitors. Furthermore, we believe our vertically integrated operations provide us with a cost advantage over our non-vertically integrated competitors, given that we can retain the profit margins that would otherwise be earned by third-party suppliers or distributors.
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
We believe that we have multiple levers that will continue to drive our growth beyond the continued recovery in the residential new construction and repair and remodeling markets. We believe that our implementation of lean principles throughout the organization, coupled with our continued focus on operational efficiency and quality, provide us with the opportunity for further margin expansion. In addition, we believe that we have an ability to drive our sales growth over and above the growth of the market by increasing our penetration of existing customers, expanding our base of company-operated supply centers and introducing new products to the market.
Experienced Management Team
We have added a highly experienced executive management team with a track record of operational excellence and extensive industry experience. Members of our senior leadership team bring operational experience from Henry Company, A.M. Castle, Goodman Global, Inc., Honeywell International Inc., Hilti Inc. and Pernod Ricard SA, among other companies. We are leveraging the experiences of these executives to drive enhanced performance across both our manufacturing and distribution operations. The new additions to our management team during both 2015 and 2014 complement a team of experienced executives in the building products industry and Company veterans who bring extensive domain knowledge and customer intimacy. We believe this combination positions us to deliver on our strategic imperatives of driving profitable growth, maximizing our customers’ experience and optimizing the efficiency of our capital deployed.
Strategy
We are committed to maximizing our customers’ experience by providing high quality products and excellent service, while profitably growing our business. We believe that our longstanding customer relationships are among our most critical assets. Our objective is to grow these existing relationships and to build new relationships in targeted markets. By providing customized sales solutions through a dedicated sales, service and fulfillment platform, we seek to enable our customers to continue to grow their market share. Our leadership team is committed to delivering sustainable growth while maintaining a focus on improving profitability.
Drive Incremental Growth from Existing Stores
We believe that we can grow our business by expanding sales to our existing customers and attracting new customers with our high quality products and services. Our differentiated delivery model, outstanding service offering and high quality products provide the foundations for this growth. These elements in particular manifest themselves in our ability to differentially service larger regional and national customers versus our competitors. As many of these larger customers are regional and national homebuilders, these elements are an important driver of our ability to take advantage of the recovery in residential new construction. Our growth is further enhanced by our demonstrated ability to increase the number of products that we sell to each customer; for example, by selling siding to customers who previously only purchased windows. We plan to continue expanding our ISS offering, which allows our customers to expand their geographic presence without increasing their installer base. We believe our product and service offerings, coupled with our efforts to drive sales and operating excellence, as well as invest in new sales representatives, will enable us to expand our customer base and increase our market share.
Expand Our Distribution Network
We believe that we can expand our geographic coverage and intend to grow our network of company-operated supply centers through the creation and acquisition of new supply centers. We have opened new supply centers in eight of the last ten years, including two company-operated supply centers in 2015. We maintain disciplined selection criteria for new supply centers that include target investment return thresholds. We believe our ability to add company-operated supply centers while effectively maintaining our relationship with third-party distributors differentiates us from our competitors. In addition, in areas in which we believe an opportunity for expansion exists but where we do not intend to open new company-operated supply centers, we will selectively pursue additional independent distributor and dealer relationships to drive additional sales.
Innovate and Expand Our Product Portfolio
We intend to expand our product portfolio through product innovation. We plan to capitalize on our vinyl window and siding manufacturing expertise by continuing to develop innovative and complementary new products that offer long-term performance, cost, aesthetic and other competitive advantages. We believe that our vertically integrated operating model and strong customer relationships provide us with valuable insights into the latest product attributes that appeal to customers. We recently developed a new window platform designed not only to increase the energy efficiency of our product line but also to increase our range of window products that we offer. The new window platform was launched on the East Coast in early 2014 and on the West Coast throughout 2015. We believe that our re-designed dual-pane window offering, Mezzo®, which meets ENERGY STAR® Version 6.0 standards in a cost effective manner, is a key differentiator versus our competitors.

Capitalize on Residential Recovery and Secular Trends
We expect the continued recovery of the residential building products market to drive increases in our revenue and profitability. In addition, we believe that the market for vinyl-related building products, specifically windows and siding, remains strong and poised for continued growth. We expect this growth will be driven by favorable long-term demand drivers, a cyclical recovery in demand within the repair and remodeling and new residential construction markets from historically low levels, a demand for energy efficient products and the ongoing conversion to vinyl as a material of choice, particularly in windows.

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

•
Recovery in Our End Markets. We believe we are well positioned to benefit from recovery in both new residential construction and repair and remodeling spending. In fiscal year 2015, approximately 70% of our revenues were generated from the repair and remodeling market, whereas 30% of our revenues were generated from new residential construction market. We believe the new residential construction market will continue to grow rapidly over the next several years as housing starts improve to rates that are more consistent with historical levels. According to the U.S. Census Bureau, seasonally adjusted single- and multi-family housing starts in 2015 were 1.1 million compared to a 50-year average of 1.4 million.

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

•
Advantages of Vinyl Products. We believe our focus on vinyl products will further drive our market share in the residential building products market. Vinyl has greater durability, requires less maintenance and provides greater energy efficiency than many competing materials. In addition, we believe vinyl products have a price advantage over other material types. As a result, vinyl products have gained a substantial share of the residential building products market over the last decade and are expected to be the continued material of choice, particularly in windows, going forward.

Products
Our core products include vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories. For the year ended January 2, 2016, vinyl window and vinyl siding products together comprised approximately 52% of net sales, while aluminum and steel products comprised approximately 13%. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, and equipment and tools. For further information about our net sales by principal product offering, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.”
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
We also manufacture and distribute vinyl siding and related accessories in the premium, standard and economy categories, primarily under the Alside®, Revere®, Gentek® and Preservation® brand names. Vinyl siding features and price vary across categories and are generally based on rigidity, thickness, impact resistance, insulation benefits, color selection, ease of installation, as well as other factors. Our vinyl siding is textured to simulate wood lap siding or shingles, and is available in clapboard, dutch lap and board-and-batten styles. Products are available in a wide palette of colors to satisfy individual aesthetic tastes. We also offer specialty siding products, such as shakes and scallops, beaded siding, insulated siding, extended length siding and variegated siding. Our product line is complemented by a broad array of color and style-matched accessories, including soffit, fascia and other components, which enable easy installation and provide numerous appearance options. All of our siding products are accompanied by limited 50-year to lifetime warranties. Key offerings include Charter Oak®, a premium product whose differentiated TriBeam® design system provides superior rigidity; Prodigy®, a premium product that includes an attached insulating underlayment with a surface texture of finely milled cedar lumber; and Coventry®, an easy-to-install product designed for maximum visual appeal.
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
Board and Batten
Berkshire Beaded
Centennial Beaded
Charter Oak
Charter Oak Soffit
Cypress Creek
EnFusion
Greenbriar Soffit
Northern Forest Elite
Oxford Premium Soffit
Preservation
Prodigy
Sequoia Select
Sequoia Select Soffit
Sovereign Select
Sovereign Select Soffit
SuperSpan Soffit
Trilogy
Williamsport Beaded
			Cedarwood Driftwood	Aluminum HT Soffit Cedarwood Deluxe

Product Line	Window	Vinyl Siding/Soffit	Steel Siding	Aluminum Siding/Soffit

Standard	Alpine 80 Series Berkshire Elite Fairfield 80 Series Mezzo Sierra Signature Elite Westbridge Elite	Advantage III Alliance Soffit Amherst Berkshire Classic Concord Coventry Fair Oaks Odyssey Plus Signature Supreme	PermaFinish Satinwood Satinwood Select SuperGard SteelTek SteelTek Supreme SteelSide Universal

Economy	Alpine 70 Series Amherst Plus Blue Print Series Builder Series Performance Series Concord Plus Fairfield 70 Series Fusion	Aurora Conquest Driftwood Fairweather		Aluminum Econ Soffit Woodgrain 2000 Series
To complete our line of exterior residential building products, we also distribute building products manufactured by other companies. The third-party manufactured products that we distribute complement our exterior building product offerings and include such products as roofing materials, cladding materials, insulation, exterior doors, vinyl and polypropylene siding in shake and scallop designs, shutters and accents, and installation equipment and tools. Third-party manufactured products comprised approximately 24% of our net sales for the year ended January 2, 2016.
Marketing and Distribution
We market exterior residential building products to approximately 50,000 professional exterior contractors, builders and dealers, whom we refer to as our contractor customers, engaged in home remodeling and new home construction. Primary distribution consists of our 122 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel, through which we sell to more than 260 independent distributors, dealers and national account customers. For the year ended January 2, 2016, approximately 74% of our net sales were generated through our company-operated supply centers.
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
Our contractor customers look to their local supply center to provide a broad range of specialty product offerings in order to maximize their ability to attract remodeling and home building customers. Many have established longstanding relationships with their local supply center based on individualized service and credit terms, quality products, timely delivery, breadth of product offerings, strong sales and promotional programs and competitive prices. We support our contractor customer base with marketing and promotional programs that include a wide range of product samples, sales literature, presentation materials, visualization software, lead generation, job measurement applications and other sales and promotional materials. Professional contractors use these materials to sell remodeling construction services to prospective consumers. The consumer generally relies on the professional contractor to specify the brand of window or siding to be purchased, subject to the consumer’s price, color and quality requirements. Our daily contact with our contractor customers also enables us to closely monitor activity in each of the remodeling and new construction markets in which we compete. This direct presence in the marketplace permits us to obtain current local market information, which helps us recognize trends in the marketplace earlier and adapt our product offerings on a location-by-location basis.
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
We also sell the products we manufacture directly to independent distributors, dealers and national account customers in the U.S., many of which operate in multiple locations. Independent distributors comprise the industry’s primary market channel for the types of products that we manufacture and, as such, remain a key focus of our marketing activities. With our multi-brand offering, we can often provide these customers with distinct brands and differentiated product, as well as sales and marketing support. Our distribution partners are carefully selected based on their ability to drive sales of our products, deliver high customer service levels and meet other performance factors. We believe that our strength in independent distribution provides us with a high level of operational flexibility because it allows us to penetrate key markets and expand our geographic reach without deploying the necessary capital to establish a company-operated supply center. This reach also allows us to service larger customers with a broader geographic scope, which we believe results in additional sales. For the year ended January 2, 2016, sales to independent distributors and direct dealers accounted for approximately 26% of our net sales.
Manufacturing
We produce our core products at our 11 manufacturing facilities. We fabricate vinyl windows at our facilities in Cuyahoga Falls, Ohio; Bothell, Washington; Cedar Rapids, Iowa; Kinston, North Carolina; Yuma, Arizona and London, Ontario. We operate vinyl extrusion facilities in West Salem, Ohio; Ennis, Texas and Burlington, Ontario. We also have two metal manufacturing facilities located in Woodbridge, New Jersey, and Pointe Claire, Quebec.
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
We estimate that, in 2015, we spent approximately $55 million on fixed costs, which represent the costs of operating a plant regardless of the volumes that we produce and includes, but is not limited to, plant management personnel and support expense, depreciation of plant fixed assets, rent expense and taxes, all of which are included in cost of sales.
Raw Materials
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware and packaging materials, all of which are available from a number of suppliers. Raw material pricing on certain of our key commodities has fluctuated significantly over the past several years. In response, we have announced price increases over the past several years on certain of our product offerings to offset inflation in raw material pricing and we continually monitor market conditions and price changes. We have a contract with our resin supplier through December 2018 to supply substantially all of our vinyl resin requirements. We believe that other suppliers could meet our requirements for vinyl resin in the event of supply disruptions or upon the expiration of the contract with our current resin supplier.
FINANCIAL INFORMATION ABOUT OUR SEGMENT AND GEOGRAPHIC AREAS
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products in the United States and Canada. For financial information about the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations. For further information on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Exchange Rate Risk.”

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
BACKLOG
Our backlog of orders is not considered material to, or a significant factor in, evaluating and understanding our business. Typical lead time for orders is ranged from immediate spot-buys at our company-owned supply centers to two to three weeks for normal repair and remodeling orders. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders and seasonality for our products, and is not necessarily indicative of the level of future sales. We did not have a significant manufacturing backlog at January 2, 2016.
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
EMPLOYEES
Our employment needs vary seasonally with sales and production levels. As of January 2, 2016, we had approximately 3,000 full-time employees, including approximately 2,100 hourly workers. At the end of fiscal 2015, collective bargaining agreements at unionized facilities covered approximately 220 employees in the United States and approximately 250 employees in Canada.

We utilize leased employees to supplement our own workforce at our manufacturing facilities. As of January 2, 2016, the aggregate number of leased employees in our manufacturing facilities on a full-time equivalency basis was approximately 900 workers.
AVAILABLE INFORMATION
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, along with any related amendments and supplements on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the Securities and Exchange Commission (“SEC”). These reports are available, free of charge, at www.associatedmaterials.com. We use our website as a channel of distribution for Company information and financial and other material information regarding us is routinely posted and accessible thereon. Our website and the information contained in it and connected to it do not constitute part of this annual report or any other report we file with or furnish to the SEC.
MARKET SHARE AND SIMILAR INFORMATION
The market share and other information contained in this report is based on our own estimates, independent industry publications, reports by market research firms, or other published and unpublished independent sources. In each case, we believe that they are reasonable estimates, although we have not independently verified market and industry data provided by third parties. Market share information is subject to change, however, and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data-gathering process and other limitations and uncertainties inherent in any statistical survey of market share. In addition, customer preferences can and do change and the definition of the relevant market is a matter of judgment and analysis. As a result, you should be aware that market share and other similar information set forth in this report and estimates and beliefs based on such data are subject to change and may not be reliable.
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of January 2, 2016, we had $925.5 million of indebtedness, and interest expense for the year ended January 2, 2016 was $83.5 million. On February 19, 2016, we entered into a first lien promissory note with an affiliate of Hellman & Friedman LLC in an aggregate amount of $27.5 million (the “Sponsor Secured Note”).

Our substantial level of indebtedness could have important consequences, including the following:

•
We must use a substantial portion of our cash flow from operations to pay interest and principal on our senior secured asset-based revolving credit facilities (“ABL facilities”), our 9.125% Senior Secured Notes due 2017 (the “9.125% notes”), the Sponsor Secured Note and other indebtedness, which reduces funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

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

•
we may be unable to comply with financial and other restrictive covenants in the ABL facilities, the indenture governing the 9.125% notes (the “Indenture”), the Sponsor Secured Note and other debt instruments, some of which require the obligor to maintain specified financial ratios and limit our ability to incur additional debt and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could result in bankruptcy.

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
The Indenture, the ABL facilities and the Sponsor Secured Note impose significant operating and financial restrictions on us.
The Indenture, ABL facilities and the Sponsor Secured Note, as applicable, impose, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit our ability and that of our subsidiaries to:

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
In addition, as discussed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness,” if our borrowing availability under the ABL facilities is below specified levels, we will be subject to compliance with a fixed charge coverage ratio. We were in compliance with our debt covenants as of January 2, 2016.
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
The markets for our products and services are highly competitive. We seek to distinguish ourselves from other suppliers of residential building products and to sustain our profitability through a business strategy focused on increasing sales at existing supply centers, selectively expanding our supply center network, increasing sales through independent specialty distributor customers, developing innovative new products, expanding sales of third-party manufactured products through our supply center network and driving operational excellence by reducing costs and increasing customer service levels. We believe that competition in the industry is based on product and service quality, customer service, price and product features. Sustained increases in competitive pressures could have an adverse effect on results of operations and negatively impact sales and margins.
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
Though larger customers can offer efficiencies and unique product opportunities, consolidation increases their size and importance to our business. These larger customers can make significant changes in their volume of purchases and seek price reductions. Consolidation could adversely affect our margins and profitability, particularly if we were to lose a significant customer. Sales to one customer and its licensees represented approximately 14% of net sales in each of 2015 and 2014 and approximately 13% of total net sales for 2013. The loss of a substantial portion of sales to this customer could have a material adverse effect on our business, financial condition and results of operations.
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
Our financial performance is affected by the cost of labor. As of January 2, 2016, excluding leased employees, approximately 15% of our employees were represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.
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
We have not been consistently profitable on a quarterly or annual basis. We experienced net losses of $50.1 million, $293.7 million and $33.5 million during the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. As of January 2, 2016, our accumulated deficit was 683.5 million. We may not be able to sustain or increase our growth or profitability in the future. We may incur significant losses in the future for a number of reasons, including the other risks and uncertainties described in this Annual Report. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our growth expectations are not met in future periods, our financial performance will be affected adversely.
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
The obligations under the Indenture, the ABL facilities and the Sponsor Secured Note are secured by substantially all of the assets of our operating subsidiaries, including a pledge of the capital stock of such subsidiaries.

The obligations of our operating subsidiaries under the Indenture, ABL facilities, and the Sponsor Secured Note are secured by a security interest in substantially all of the present and future property and assets of such subsidiaries, including a security interest in the capital stock of such subsidiaries. If we were in default under the Indenture, the ABL facilities or the Sponsor Secured Note, the holders of the 9.125% notes, or the lenders under the ABL facilities or the lender under the Sponsor Secured Note may foreclose on their collateral security under the Indenture, the ABL facilities and the Sponsor Secured Note, including substantially all of the assets of our operating subsidiaries as well as the capital stock of such operating subsidiaries. In any such event, it is possible that there would be no or limited assets remaining. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Description of Our Outstanding Indebtedness” for more information.
We have significant goodwill and other intangible assets, which if impaired, could require us to incur significant charges.
As of January 2, 2016, we had $302.9 million of goodwill and $398.0 million of other intangible assets. The value of these assets is dependent, among other things, upon our future expected operating results. We are required to test for impairment of these assets annually or when factors indicating impairment are present, which could result in a write down of all or a significant portion of these assets. Any future write down of goodwill and other intangible assets could have an adverse effect on our financial condition and on the results of operations for the period in which the impairment charge is incurred.
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
By reason of their majority ownership interest in Parent, which is our indirect parent company, the H&F Investors have the ability to designate a majority of the members of our board of directors (the “Board of Directors”). The H&F Investors are able to control actions to be taken by us, including future issuances of our securities, the payment of dividends, if any, on our securities, amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets. The interests of the H&F Investors may be materially different than the interests of our other stakeholders. In addition, the H&F Investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to our other stakeholders. For example, the H&F Investors may cause us to take actions or pursue strategies that could impact our ability to make payments under the Indenture, the ABL facilities and the Sponsor Secured Note or that cause a change of control. In addition, to the extent permitted by the Indenture and the ABL facilities, the H&F Investors may cause us to pay dividends rather than make capital expenditures or repay debt. The H&F Investors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The H&F Investors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the H&F Investors continue to own a significant amount of the combined voting power of Parent, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions and, so long as the H&F Investors continue to own shares of Parent’s outstanding common stock, designate individuals to Parent’s board of directors pursuant to a stockholders agreement (the “Stockholders Agreement”) entered into in connection with the Merger on October 13, 2010, by and among Parent, Holdings, us, the H&F Investors and each member of our management and Board of Directors that held shares of common stock or options of Parent at that date. The members of our Board of Directors have been determined by action of Holdings, our sole member and a 100% owned subsidiary of Parent. Parent has designated the members of its board of directors to also be the members of each of Holdings’ and our board of directors. In addition, the H&F Investors will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. For a discussion regarding the Stockholders Agreement, please refer to Item 13. “Certain Relationships, Related Transactions and Director Independence — Stockholders Agreement.”
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
During 2015 we exercised the five-year renewal option for the leases at our Kinston and Yuma locations, which extends the lease terms to 2018 and 2020, respectively. The aforementioned leases are renewable at our option for two additional five-year periods for our Kinston location and one additional five-year period for our Yuma location. The leases for our Bothell, Woodbridge and Cedar Rapids locations expire in 2018, 2019 and 2020, respectively.
The lease for our warehouse at Burlington expires in 2024 and is renewable at our option for two additional five-year periods. The leases for the warehouses at our Ashtabula and Ennis locations expire in 2017 and 2020, respectively.
We also operate 122 supply centers in major metropolitan areas throughout the United States and Canada. Except for one owned location in Akron, Ohio, we lease our supply centers for terms generally ranging from three to ten years with renewal options. The supply centers range in size from 9,000 square feet to 106,300 square feet depending on sales volume and the breadth and type of products offered at each location.
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (the “NJDEP”) under ISRA Case No. E20030110 for our wholly-owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with the NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with the NJDEP. Under the remediation agreement, the NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 we were presented with several remedial plans. Based on the alternatives presented, we identified what we believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of January 2, 2016. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
HOLDERS
As of March 22, 2016, Associated Materials Incorporated is the sole record holder of our membership interest.
DIVIDENDS
Our asset-based revolving credit facilities (“ABL facilities”) and the Indenture governing our 9.125% Senior Secured Notes due 2017 (the “9.125% notes”), as well as the first lien promissory note we entered into with an affiliate of Hellman & Friedman LLC (the “Sponsor Secured Note”) restrict dividend payments by us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Description of Our Outstanding Indebtedness” for further details of our ABL facilities, 9.125% notes and the Sponsor Secured Note.
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
RECENT SALES OF UNREGISTERED SECURITIES
None.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
None.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data set forth below for the five-year period ended January 2, 2016 was derived from our audited consolidated financial statements. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Annual Report.

	Years Ended
(in thousands)	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
Income Statement Data:
Net sales	$1,184,969	$1,186,973	$1,169,598	$1,142,521	$1,159,515
Cost of sales	908,775	943,419	887,798	859,617	894,333
Gross profit	276,194	243,554	281,800	282,904	265,182
Selling, general and administrative expenses	239,790	247,614	232,281	240,027	247,506
Impairment of goodwill	—	144,159	—	—	84,253
Impairment of other intangible assets	—	89,687	—	—	79,894
Restructuring costs	1,837	(331)	—	—	—
Merger costs	—	—	—	—	585
Income (loss) from operations	34,567	(237,575)	49,519	42,877	(147,056)
Interest expense	83,494	82,527	79,751	75,520	75,729
Foreign currency loss	1,878	788	754	119	438
Loss before income taxes	(50,805)	(320,890)	(30,986)	(32,762)	(223,223)
Income tax (benefit) expense	(693)	(27,201)	2,507	5,605	(20,434)
Net loss	$(50,112)	$(293,689)	$(33,493)	$(38,367)	$(202,789)

(in thousands)	January 2, 2016	January 3, 2015	December 28, 2013	December 29, 2012	December 31, 2011
Balance Sheet Data:
Cash and cash equivalents	$9,394	$5,963	$20,815	$9,594	$11,374
Working capital	101,423	115,482	116,130	110,367	104,046
Total assets	1,082,013	1,162,177	1,456,619	1,482,284	1,521,168
Total debt	925,484	903,404	835,230	808,205	804,000
Member’s (deficit) equity	(214,361)	(138,149)	197,790	231,055	270,464

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States and Canada. We were founded in 1947 when we first introduced residential aluminum siding under the Alside® name. We produce a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which we produce at our 11 manufacturing facilities. We also sell complementary products that we source from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors and equipment and tools. We also provide installation services. We distribute these products through our extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom we refer to as our “contractor customers.” This dual-distribution network consists of 122 company-operated supply centers, through which we sell directly to our contractor customers, and our direct sales channel. Through our direct sales channel we sell to more than 260 independent distributors, dealers and national account customers. The products we sell are generally marketed under our brand names, such as Alside®, Revere®, Gentek®, Preservation® and Alpine®.
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
Management operates the business with the aim of achieving profitable growth and makes operating decisions and assesses the performance of the business based on financial and other measures that it believes provide important data regarding the business. Management primarily uses Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, along with generally accepted accounting principles (“GAAP”) measures of profitability, including gross profit, income from operations and net income, to measure operating performance. See the tabular presentation in the “—Results of Operations.”
Our business is comprised of one reportable segment, which consists of the single business of manufacturing and distributing exterior residential building products in the United States and Canada. For financial information about the geographic areas where we conduct business and long-lived assets by country, please see Note 18 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for further information.
We operate on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. Our 2015 and 2013 fiscal years ended on January 2, 2016 and December 28, 2013, respectively, and included 52 weeks of operations. Our 2014 fiscal year that ended January 3, 2015 included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2014. Our results for the year ended January 2, 2016 were significantly impacted by a weaker Canadian dollar, compared to the prior year. Foreign currency translation negatively impacted net sales, gross profit and operating income by approximately $34 million, $28 million and $20 million, respectively.
Our net sales for the year ended January 2, 2016 were $1,185.0 million, representing a decrease of $2.0 million, or 0.2%, compared to $1,187.0 million for the year ended January 3, 2015. The decline in net sales was primarily driven due to lower volumes in our vinyl siding, third-party manufactured products and metal product sales. The overall decrease was partially offset by an increase in our vinyl window sales and growth in our Installed Sales Solutions (“ISS”) business compared to the prior year. Both our windows and ISS businesses have benefited from increased demand in the new construction market. Additionally, we see continued improvement in our window product mix since the launch of our new window platform in early 2014. On a constant currency basis compared to year ended January 3, 2015, our net sales for the year ended January 2, 2016 were higher by $31.8 million, or 2.7%. Approximately 20 percent of the Company’s sales in fiscal 2014 and 2015 were in

Canada, and the foreign exchange rate declined in fiscal 2015 compared to fiscal 2014 by approximately 14.1% on an annual basis. The additional week of operations in 2014 contributed approximately $10 million of additional net sales compared to the current year. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 35%, 17%, 13% and 24%, respectively, of our net sales for the year ended January 2, 2016, compared to approximately 34%, 18%, 13% and 25%, respectively, of our net sales for the year ended January 3, 2015.
Our gross profit for the year ended January 2, 2016 was $276.2 million, or 23.3% of net sales, compared to $243.6 million, or 20.5% of net sales, for the year ended January 3, 2015. Compared to the prior year, we achieved an approximate 280 basis point increase in gross profit as a percent of net sales, due to our continued focus on driving profitability through our integrated product offerings. The increase in gross profit was predominantly attributable to the continued improvement in our windows business, including better operational execution, compared to the prior year. Furthermore, we also incurred fewer costs related to the continued roll out of our new window platform on the West Coast in the current year, compared to the launch on the East Coast in the prior year.
Our selling, general and administrative (“SG&A”) expenses were $239.8 million, or 20.2% of net sales, for the year ended January 2, 2016, compared to $247.6 million, or 20.9% of net sales, for the year ended January 3, 2015. The $7.8 million, or 3.2% net decrease was a result of reductions in marketing-related costs, professional fees, executive officer separation and hiring costs, partially offset by increases in employee compensation expense and incentive compensation. SG&A expenses were also favorably impacted by both the weaker Canadian dollar in 2015 compared to 2014, as well as the fact that 2014 included one additional week of operations.
During the quarter ended October 3, 2015, in an effort to improve overall profitability, we announced a restructuring plan focused primarily on realigning certain costs within our U.S. distribution business and select corporate functions. The restructuring plan includes the closure of four underperforming company-operated supply centers in the United States and the elimination of our roofing product offering in eleven U.S. supply centers. Overall, we eliminated 65 employees, or approximately 5%, of our U.S. distribution and corporate workforce. We expect that these actions will yield annualized cost savings and EBITDA improvement in 2016 of $7.5 million and $5.7 million, respectively. The costs associated with the 2015 restructuring plan totaled $4.5 million and are comprised of fixed asset impairment costs and charges related to early lease termination and reduction of our workforce of $2.3 million and a non-cash charge for the write-down of inventory of $2.2 million, reflected within cost of sales for the year. Restructuring costs of $1.8 million recorded during the year ended January 2, 2016 included costs associated with the aforementioned restructuring plan as well as an adjustment to the liability recorded in 2009 for manufacturing restructuring efforts initiated during the fiscal year then ended.
Income from operations was $34.6 million for the year ended January 2, 2016, an increase of $272.2 million, compared to the prior year loss from operations of $237.6 million. The 2014 operating loss included goodwill and other intangible asset impairments totaling approximately $234 million, caused primarily by the continued decline in our operating results for the year.
THE MERGER
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), our then indirect parent company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a wholly-owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into our Company, with our Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, our Company is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 96% of Parent’s capital stock is owned by investment funds affiliated with Hellman & Friedman (such investment funds, the “H&F Investors”).

RESULTS OF OPERATIONS
The following table sets forth, for the years indicated, our results of operations (dollars in thousands):

	Years Ended
	January 2, 2016	% of Net Sales	January 3, 2015	% of Net Sales	December 28, 2013	% of Net Sales
Net sales (1)	$1,184,969	100.0%	$1,186,973	100.0%	$1,169,598	100.0%
Gross profit	276,194	23.3%	243,554	20.5%	281,800	24.1%
Selling, general and administrative expenses	239,790	20.2%	247,614	20.9%	232,281	19.9%
Impairment of goodwill	—	—%	144,159	12.1%	—	—%
Impairment of other intangible assets	—	—%	89,687	7.6%	—	—%
Restructuring costs	1,837	0.2%	(331)	—%	—	—%
Income (loss) from operations	34,567	2.9%	(237,575)	(20.0)%	49,519	4.2%
Interest expense	83,494		82,527		79,751
Foreign currency loss	1,878		788		754
Loss before income taxes	(50,805)		(320,890)		(30,986)
Income tax (benefit) expense	(693)		(27,201)		2,507
Net loss	$(50,112)		$(293,689)		$(33,493)
Other Data:
EBITDA (2)	$72,568		(195,619)		91,806
Adjusted EBITDA (2)	90,261		58,622		109,397
Depreciation and amortization	39,879		42,744		43,041
Capital expenditures	(16,573)		(12,852)		(11,702)

(1) The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Years Ended
	January 2, 2016	% of Net Sales	January 3, 2015	% of Net Sales	December 28, 2013	% of Net Sales
Vinyl windows	$419,885	35.0%	$401,550	34.0%	$369,869	32.0%
Vinyl siding products	200,518	17.0%	213,949	18.0%	216,872	19.0%
Metal products	148,747	13.0%	155,464	13.0%	166,602	14.0%
Third-party manufactured products	286,173	24.0%	296,927	25.0%	314,408	27.0%
Other products and services	129,646	11.0%	119,083	10.0%	101,847	8.0%
	$1,184,969	100.0%	$1,186,973	100.0%	$1,169,598	100.0%

(2)
EBITDA is calculated as net loss plus interest, taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our senior secured ABL facilities and the indenture governing our 9.125% Senior Secured Notes due November 1, 2017 (the “Indenture”) and the Sponsor Secured Note. We consider EBITDA and Adjusted EBITDA to be important indicators of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with GAAP. Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net loss	$(50,112)	$(293,689)	$(33,493)
Interest expense	83,494	82,527	79,751
Income tax (benefit) expense	(693)	(27,201)	2,507
Depreciation and amortization	39,879	42,744	43,041
EBITDA	72,568	(195,619)	91,806
Impairment of goodwill and other intangible assets (a)	—	233,846	—
Purchase accounting related adjustments (b)	(3,456)	(3,736)	(3,851)
Restructuring costs (c)	4,085	(331)	—
(Gain) loss on disposal or write-offs of assets	(37)	(42)	130
Executive officer separation and hiring costs (d)	952	3,809	1,383
Stock-based compensation expense (e)	184	457	155
Non-cash benefit adjustments (f)	—	(1,435)	(2,612)
Other normalizing and unusual items (g)	9,146	15,023	10,692
Foreign currency loss (h)	1,878	788	754
Run-rate cost savings (i)	4,941	5,862	10,940
Adjusted EBITDA	$90,261	$58,622	$109,397

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

(b)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of the Merger, and includes the following (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Pension expense adjustment	$(2,510)	$(2,610)	$(2,661)
Amortization related to fair value adjustment of leased facilities	(237)	(403)	(459)
Amortization related to warranty liabilities	(709)	(723)	(731)
Purchase accounting related adjustments (b)	$(3,456)	$(3,736)	$(3,851)

(c)
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

(i)
During the year ended January 2, 2016, $1.0 million was incurred primarily attributable to payments made in connection with the resignation of former executives and costs incurred in connection with the hiring of their replacements.

(ii)
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

(iii)
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

(e)	Represents equity-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(f)	Represents the non-cash expense related to warranty claims paid in excess of the warranty provision.

(g)	Represents the following (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Professional fees and other costs (i)	$6,951	$11,711	$8,558
Accretion on lease liability (ii)	434	495	516
Excess severance costs (iii)	158	529	600
Expenses due to theft, flood, and fire damage (iv)	100	149	—
Disputed insurance claim recovery (v)	—	—	(200)
Excess legal expense (vi)	1,350	113	212
Environmental liability (vii)	—	701	340
Pension settlement loss (viii)	—	117	599
Payroll costs due to change of employment classification (ix)	—	1,079	—
Bank audit fees (x)	153	129	67
	$9,146	$15,023	$10,692

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the years ended January 2, 2016 and January 3, 2015, we incurred costs of $1.4 million and $8.8 million, respectively, related to the launch of our new window platform on the West Coast in 2015 and on the East Coast in 2014. We also incurred $3.2 million related to special discretionary bonus awards for the year ended January 2, 2016. The fees for the year ended December 31, 2013 included costs of $2.3 million related to the proposed initial public offering (“IPO”) of Parent.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense, primarily due to resignation of certain members of the Company’s non-executive management team.

(iv)
Represents expenses incurred related to theft at our Point Claire facility in August 2015, flood damage at our corporate headquarters building in May 2014, and fire damage at one of our supply centers in July 2014.

(v)	Represents the recovery of an unusual insurance claim paid by us in 2012 and subsequently disputed with our insurance carrier.

(vi)
Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs. The majority of the expense for the year ended January 2, 2016 represents legal costs we incurred for a lawsuit that was settled in the third quarter of 2015.

(vii)
Represents the environmental liability associated with the remediation of soil and groundwater contamination at our Woodbridge, New Jersey facility. See Item 3. “Legal Proceedings” and Note 17 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information.

(viii)
Represents settlement losses recorded during the years ended January 3, 2015 and December 28, 2013 for the defined benefit pension plan for our Pointe Claire, Quebec plant. The lump sum payments made to members of this plan upon termination and retirement totaled more than the sum of the service and interest cost, which resulted in recognition of a settlement loss for the years then ended.

(ix)	Represents additional payroll costs that were incurred in relation to a change in employment classification from exempt to non-exempt for certain non-managerial U.S. supply center-based employees.

(x)	Represents bank audit fees incurred under our ABL facilities.

(h)	Represents foreign currency loss recognized in the Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.

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

Run-rate cost savings include actions around operational and engineering improvements, procurement savings and reductions in SG&A expenses. The run-rate cost savings were estimated to be approximately $10 million, $12 million and $13 million for the years ended January 2, 2016, January 3, 2015, and December 28, 2013, respectively. Our ABL facilities, the Indenture and the Sponsored Secured Note permit us to include run-rate cost savings in our calculation of Adjusted EBITDA in an amount, taken together with the amount of certain restructuring costs, up to 10% of Consolidated EBITDA, as defined in such debt instruments. As such, only $4.9 million of the approximate $10 million of run-rate cost savings for 2015, $5.9 million of the approximate $12 million of run-rate cost savings for 2014 and $10.9 million of the approximate $13 million of run-rate cost savings for 2013 have been included in the calculation of Adjusted EBITDA under the ABL facilities and the Indenture.
Year Ended January 2, 2016 Compared to Year Ended January 3, 2015
Net sales were $1,185.0 million for the year ended January 2, 2016, a decrease of $2.0 million, or 0.2%, compared to net sales of $1,187.0 million for the year ended January 3, 2015. The decrease in net sales was primarily driven by a $13.4 million, or 6.3%, decrease in vinyl siding sales, a $10.7 million, or 3.6%, decrease in third-party manufactured product sales, primarily roofing, and a $6.8 million, or 4.4%, decrease in our metal product sales mainly attributable to lower volume in our distribution business. The unfavorable impact of the weaker Canadian dollar in 2015 significantly impacted our net sales, particularly in our vinyl and metal product lines. Beyond the negative impact of foreign currency translation, the decline in metal product sales was also a result of reduced volume from our distributor customers. We achieved a $18.3 million, or 4.6%, increase in our vinyl window sales, and a $11.3 million, or 10.1%, increase in our ISS business compared to the prior year. Although window unit volume increased only 1% in 2015, we achieved year-over-year improvements in product mix and overall selling price. Net sales in 2015 were unfavorably impacted by the weaker Canadian dollar in 2015 and the additional week of operations in 2014, circumstances that resulted in lower sales of $34.0 million and approximately $10 million, respectively.
Gross profit for the year ended January 2, 2016 was $276.2 million, or 23.3% of net sales, compared to gross profit of $243.6 million, or 20.5% of net sales, for the year ended January 3, 2015. The $32.6 million, or 13.4%, increase was largely due to our continued focus on driving profitability through our integrated products, particularly in our windows business. The improvement in gross profit was primarily due to favorable sales mix and higher overall price levels of $35.0 million and increased sales volume of $1.3 million compared to the prior year. In addition, compared to the same period in 2014, we achieved operational efficiencies of approximately $11.8 million, primarily in our window plants, and incurred $5.9 million fewer costs related to the roll out of our new window platform. Lower material costs of $5.7 million also contributed to the increase in gross profit compared to the prior year. Increases in gross profit were partially offset by the negative impact of foreign currency fluctuation of $27.8 million due to a weaker Canadian dollar in 2015 compared to the prior year. Also, the additional week of operations in 2014 versus 2015 generated approximately $2 million of additional gross profit, further contributing to the year-over-year decrease. Gross profit for the year was unfavorably impacted by a $2.2 million non-cash charge related to the write-down of inventory, recorded as a result of the restructuring plan announced during 2015.
SG&A expenses were $239.8 million, or 20.2% of net sales, for the year ended January 2, 2016 compared to $247.6 million, or 20.9% of net sales, for the year ended January 3, 2015. The year-over-year decrease of $7.8 million, or 3.2%, was primarily attributable to a $2.9 million reduction in executive officer separation and hiring costs, $2.5 million reduction in marketing expenses related to the launch of the new Mezzo line, and a $2.5 million reduction in professional fees. In addition, compared to 2014, we experienced cost savings of $1.6 million and $1.3 million in insurance and sales incentive expense, respectively, as well as decreases in bad debt expense and depreciation and amortization of $1.1 million and $1.0 million, respectively. These decreases were partially offset by a $4.1 million increase in costs associated with the performance-based incentive program resulting from improved operating results in 2015. We also experienced increases in employee compensation expense of $2.6 million, primarily attributable to the continued expansion of the ISS business. SG&A expenses in 2015 were favorably impacted by both the additional week of operations in 2014, as well as the weakened Canadian dollar in 2015 compared to the prior year, which consequently resulted in lower current year SG&A expense of approximately $5 million and $7.5 million, respectively.
Income from operations was $34.6 million for the year ended January 2, 2016 compared to loss of $237.6 million for the year ended January 3, 2015. The increase of $272.2 million reflects the impact of the goodwill and other intangible asset impairment losses recorded in prior year totaling $233.9 million, caused primarily by a continued decline in our operating results for the year.
During the third quarter of 2015, we announced a restructuring plan focused on realigning certain costs within our U.S. distribution and select corporate functions. The restructuring plan includes the closure of four underperforming company-operated supply centers in the United States. and the elimination of our roofing product offering in eleven U.S. supply centers. The costs associated with the aforementioned restructuring plan totaled $4.5 million, which reflects a $2.2 million cash charge, the majority of which relates to lease termination costs to be paid through 2020, in accordance with each supply center’s lease payment schedule, and a $2.3 million non-cash charge primarily related to the write-down of inventory, which is reflected within cost of sales. The $1.8 million reflected in restructuring costs represents a $2.3 million charge associated with the aforementioned restructuring plan as well as a favorable adjustment of $0.5 million related to the liability recorded in 2009 for manufacturing restructuring efforts initiated during the fiscal year then ended.
Interest expense was $83.5 million and $82.5 million for the years ended January 2, 2016 and January 3, 2015, respectively. The $1.0 million increase in interest expense in the year ended January 2, 2016 was primarily attributable to borrowings under the ABL facilities.
Income tax benefit for the year ended January 2, 2016 was $0.7 million reflecting a negative effective income tax rate of 1.4%, compared to an income tax benefit for the year ended January 3, 2015 of $27.2 million, which reflected a negative effective income tax rate of 8.5%. The change in the effective tax rate between years was primarily the result of the impact of the impairment charges recorded in the year ended January 3, 2015 for the goodwill and indefinite-lived intangible assets, with no comparative charges in the current year period, as well as changes in the valuation allowance between years.
Net loss for the year ended January 2, 2016 was $50.1 million, compared to a net loss of $293.7 million for the year ended January 3, 2015.
EBITDA and Adjusted EBITDA was $72.6 million and $90.3 million, respectively, for the year ended January 2, 2016. EBITDA was a loss of $195.6 million and adjusted EBITDA was $58.6 million for the year ended January 3, 2015. For a reconciliation of our net loss to EBITDA and Adjusted EBITDA and additional details of the EBITDA adjustments, see the table presented above.
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
The income tax benefit for the year ended January 3, 2015 was $27.2 million reflecting a negative effective income tax rate of 8.5%, whereas the income tax expense for the year ended December 28, 2013 of $2.5 million, reflected an effective income tax rate of 8.1%. The change in the effective tax rate between years was primarily the result of the impact of the goodwill impairment charges recorded in the year ended January 3, 2015 with no comparative charge in the prior year, as well as changes in the valuation allowance between periods.
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

Unaudited quarterly financial data for 2015 and 2014 are shown in the tables below (in thousands):

	Quarters Ended
2015	April 4	July 4	October 3	January 2
Net sales	$220,366	$331,249	$339,787	$293,567
Gross profit	41,903	81,015	81,704	71,572
(Loss) income from operations	(16,567)	18,849	18,526	13,759
Net loss	(38,322)	(5,138)	(5,204)	(1,448)
During the third quarter of 2015, we announced a restructuring plan focused on realigning certain costs within our U.S. distribution business and select corporate functions. The restructuring plan included the closure of four underperforming company-operated U.S. supply centers and the elimination of our roofing product offering in eleven U.S. supply centers. As a result, we recorded restructuring charge of $4.5 million, primarily related to early lease termination costs, severance for workforce reductions and the write-down of roofing inventory in certain markets.

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
LIQUIDITY AND CAPITAL RESOURCES
As of January 2, 2016, we had $8.5 million of cash and cash equivalents in the United States and $0.9 million in Canada. As of January 3, 2015, we had $5.9 million of cash and cash equivalents in the United States and an immaterial amount in Canada. We had available borrowing capacity of $55.8 million as of January 2, 2016 under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We believe that our borrowing capacity under the ABL facilities and current cash and cash equivalents provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt obligations for the next 12 months.
Cash Flows
The following sets forth a summary of our cash flows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net cash (used in) provided by operating activities	$(3,423)	$(70,965)	$253
Net cash used in investing activities	(16,421)	(12,833)	(11,990)
Net cash provided by financing activities	23,378	69,412	23,193
Cash Flows From Operating Activities
Net cash used in operating activities was $3.4 million for the year ended January 2, 2016, compared to $71.0 million for the year ended January 3, 2015. The $67.6 million increase in cash in 2015 was primarily driven by improved operating results of $37.8 million and improvement in working capital of $29.7 million. Net cash used in operating activities for the year ended January 3, 2015 decreased $71.3 million compared to a source of cash of $0.3 million for the year ended December 28, 2013, primarily as a result of lower operating results of $56.0 million and net cash used in operating assets and liabilities of $15.3 million.

Change in accounts receivable was a use of cash of $7.2 million in 2015, compared to $4.9 million in 2014 and $7.1 million in 2013. The year-over-year fluctuations in cash flows from accounts receivable were primarily due to timing of collections from our customers. The net increase in cash flow of $2.2 million in 2014 reflects more cash collected due to the year-end cut off as of January 3, 2015 compared to December 28, 2013, partially offset by the impact of an increase in sales volume in the fourth quarter of 2014 compared to the same period in 2013.
Change in inventory was a source of cash of $14.2 million for the year ended January 2, 2016, compared to a use of cash of $15.3 million for the year ended January 3, 2015 and a use of cash of $17.7 million for the year ended December 28, 2013. The $29.5 million improvement in cash flow from the change in inventory for the year ended January 2, 2016 was primarily driven by working capital initiatives during 2015 and the timing of inventory builds for seasonal demands for the second half of the year. During 2014, we increased inventory at our supply centers to ensure that we had a variety of products to better service our contractor customers, which led to higher inventory levels at the end of 2014, the consequence of which was a relatively lower use of cash for the year ended January 2, 2016, compared to the year ended January 3, 2015.
Change in accounts payable and accrued liabilities was a source of cash of $3.6 million for the year ended January 2, 2016, compared to $5.1 million for the year ended January 3, 2015 and $27.8 million for the year ended December 28, 2013. The decrease in cash flows from accounts payable and accrued liabilities in 2015 compared to 2014 was primarily due to the timing of inventory purchases. The decrease in cash flows from accounts payable and accrued liabilities in 2014 compared to 2013 was primarily attributable to an increase in the volume of inventory purchases in 2013.
Change in income taxes receivable/payable was a use of cash of $2.9 million for the year ended January 2, 2016, compared to a source of cash of $0.6 million for the year ended January 3, 2015 and a use of cash of $1.7 million for the year ended December 28, 2013. Cash flows (used in) provided by operating activities for the years ended January 2, 2016, January 3, 2015, and December 28, 2013 included net income tax payments of $4.3 million, $3.2 million and $4.7 million, respectively.
Cash Flows From Investing Activities
Investing activities used $16.4 million of cash in the year ended January 2, 2016, compared to $12.8 million in the year ended January 3, 2015 and $12.0 million in the year ended December 31, 2013. The use of cash in the years ended January 2, 2016 and January 3, 2015 consisted of capital expenditures of $16.6 million and $12.9 million, respectively. The use of cash in 2013 consisted of capital expenditures of $11.7 million and a supply center acquisition of $0.3 million. The capital expenditures for the current year related primarily to investments at our window manufacturing facilities to improve efficiency, quality and production capacity. The increase in capital expenditures in 2014 compared to 2013 was primarily due to investments in our new window platform that was launched in early 2014.
Cash Flows from Financing Activities
Net cash provided by financing activities was $23.4 million, $69.4 million and $23.2 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Net cash provided by financing activities in 2015 included borrowings of $187.3 million under our ABL facilities offset by repayments of $164.0 million. Net cash provided by financing activities in 2014 included borrowings of $240.2 million under our ABL facilities offset by repayments of $170.8 million. Net cash provided by financing activities in 2013 included proceeds of $106.0 million from the May 1, 2013 issuance of the additional 9.125% Senior Secured Notes due 2017, borrowings of $148.9 million under our ABL facilities, and an equity contribution from Parent of $0.7 million. These inflows were partially offset by repayments of $226.9 million under our ABL facilities and $5.5 million of financing costs related to the issuance of the additional 9.125% Senior Secured Notes due 2017 and amendment of our ABL facilities during the second quarter of 2013.
For 2016, cash requirements for working capital, capital expenditures, and interest and tax payments will continue to impact the timing and amount of borrowings on our ABL facilities.
Description of Our Outstanding Indebtedness
9.125% Senior Secured Notes due 2017
In October 2010, our Company and our wholly-owned subsidiary, AMH New Finance, Inc. (“AMHNF” and collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. We used the net proceeds of the offering to repay the outstanding borrowings under our ABL facilities and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $2.7 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of January 2, 2016.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $576.4 million and $652.8 million based on quoted market prices as of January 2, 2016 and January 3, 2015 , respectively.
We may from time to time, in our sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On April 15, 2014, Parent filed a request with the SEC to withdraw the Registration Statement on Form S-1 filed by Parent on July 15, 2013 for a proposed IPO of its common stock. The registration statement was withdrawn because a determination has been made not to proceed with an IPO of Parent’s common stock at the time.
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

ABL Facilities
In October 2010, we and certain of our subsidiaries (as “U.S. borrowers” and “Canadian borrowers” and, collectively, the “borrowers”) entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, we terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of January 2, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.00% as of January 2, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of us and by our direct parent, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of us, other than certain excluded subsidiaries (“Canadian guarantors” and, together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
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
On March 23, 2015, we further amended the Amended and Restated Revolving Credit Agreement by entering into Amendment One to Amended and Restated Revolving Credit Agreement (“Amendment No.1”). Pursuant to Amendment No.1, the Company was permitted, among other things, for the period commencing on and including April 3, 2015 through and including June 5, 2015, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability was less than $15.0 million for a period of five consecutive business days. In addition, Amendment No.1 included a provision for weekly borrowing base certificate reporting for the period commencing on and including April 12, 2015 through and including June 10, 2015 in lieu of delivery of a borrowing base certificate after each fiscal month.
On December 7, 2015, we entered into Amendment No. 2 to the Amended and Restated Revolving Credit Agreement, (“Amendment No. 2”) which permitted, among other things, for the period commencing on and including February 5, 2016 through March 4, 2016, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $15.0 million for a period of five consecutive business days. Further, for the period commencing on and including March 5, 2016 through June 3, 2016, Amendment No. 2 permitted for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days. In addition, Amendment No. 2 includes a provision for weekly borrowing base certificate reporting for the period commencing on and including February 7, 2016 through and including May 29, 2016 in lieu of delivery of a borrowing base certificate after each fiscal month.
On February 19, 2016, we entered into Amendment No. 3 to Amended and Restated Revolving Credit Agreement (“Amendment No. 3”), which permitted, among other things:

•
for the period commencing on and including February 19, 2016 through April 21, 2016, for the (1) a cash dominion period to commence, only if (a) excess availability is less than $10.0 million for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days, and

•
for the period commencing on and including April 22, 2016 through and including May 19, 2016, for the (1) a cash dominion period to commence, only if (a) excess availability is less than $7.5 million for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $7.5 million for a period of five consecutive business days, and

•
for the period commencing on and including May 20, 2016 through and including June 3, 2016, for the (1) a cash dominion period to commence, only if (a) excess availability is less than $10.0 million for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days.

In addition, Amendment No. 3 includes a provision which reduces excess availability in certain circumstances by adding an availability block for the period commencing on and including February 19, 2016 through April 21, 2016 in the amount $10.0 million, commencing on and including April 22, 2016 through and including May 19, 2016 in the amount of $7.5 million, and commencing on and including May 20, 2016 through April 18, 2018 in the amount of $10.0 million. In addition, in the event all or any portion of the principal of the Sponsor Secured Note (as defined below) is repaid prior to the Amended and Restated Revolving Credit Agreement maturity date, the availability block increases to $20.0 million.
The fixed charge coverage ratio was 0.87:1.00 for the four consecutive fiscal quarter test period ended January 2, 2016. We have not triggered such fixed charge coverage ratio covenant as of January 2, 2016, as excess availability of $35.8 million as of such date was in excess of the covenant trigger threshold. Based on current projections, we expect that the excess availability will be reduced in the first half of 2016 due to the seasonality of its business. Currently we do not expect to trigger such covenant for 2016. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
As of January 2, 2016, there was $92.8 million drawn under the Amended and Restated Revolving Credit Agreement and $55.8 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the revolving credit commitment was 2.7% and 4.5%, respectively, as of January 2, 2016. We had letters of credit outstanding of $13.1 million as of January 2, 2016 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Item 1A. “Risk Factors.” We were in compliance with such financial covenants as of January 2, 2016.

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
First Lien Promissory Note
On February 19, 2016, we, the other borrowers, AMHNF, Holdings, and H&F Finco LLC (“H&F Finco”), an affiliate of the Hellman & Friedman LLC, entered into a first lien promissory note in an aggregate principal amount of $27.5 million (the “Sponsor Secured Note”), $20.0 million of such aggregate principal amount the U.S. borrowers, AMHNF and Holdings are the obligors and $7.5 million of such aggregate principal the Canadian borrowers are the obligors. The Sponsor Secured Note bears interest at the LIBOR rate plus 4.25%, with a LIBOR floor of 1%, and matures at the earlier of (i) June 18, 2018 and (ii) 30 days prior to the maturity date of our 9.125% notes. Prepayment of the Sponsor Secured Note is required if (i) excess availability on the date of such payment (prior to giving effect thereto) is no less than $60.0 million and (ii) excess availability on the date of such payment (immediately after giving effect thereto) and the projected daily average excess availability for the thirty-day period immediately following the date of such payment is, in each case, no less than $32.5 million. The Sponsor Secured Note is subject to the same covenants and events of default contained in the Amended and Restated Revolving Credit Agreement.
The Sponsor Secured Note is guaranteed by the same guarantors and to the same extent as such guarantors guarantee the obligations under our Amended and Restated Revolving Credit Agreement. Our obligations, including those of AMHNF, Holdings and the guarantors under the Sponsor Secured Note are secured on a pari passu basis to the liens and assets securing the obligations under the Amended and Restated Revolving Credit Agreement (the “ABL Shared Collateral”), subject to the applicable intercreditor agreement. Concurrently with entering into the Sponsor Secured Note, we, the other borrowers, AMHNF, Holdings and the guarantors under the Sponsor Secured Note entered into a revolving loan intercreditor agreement with H&F Finco, as the subordinated debt representative and UBS AG, Stamford Branch and UBS AG Canada Branch, as the senior representatives which subordinates the lien of H&F Finco to the lien of the senior representative and the senior lenders under the Amended and Restated Revolving Credit Agreement in respect of any right of payment from the proceeds of any sale or disposition of ABL Shared Collateral.
CONTRACTUAL OBLIGATIONS
The following table presents our contractual obligations as of January 2, 2016.

	Payments Due by Fiscal Year
(in thousands)	Total	2016	2017	2018	2019	2020	After 2020
Long-term debt (1)	$922,800	$—	$922,800	$—	$—	$—	$—
Interest payments on 9.125% notes	138,853	75,738	63,115	—	—	—	—
Operating leases (2)	142,188	36,893	32,442	26,243	20,016	11,492	15,102
Expected pension contributions (3)	22,367	1,326	3,990	5,489	5,754	5,808	—
Total	$1,226,208	$113,957	$1,022,347	$31,732	$25,770	$17,300	$15,102

(1)
Represents principal amounts only. As of January 2, 2016, our long-term debt consists of $830.0 million aggregate principal amount of 9.125% notes and we have $92.8 million in borrowings outstanding under our ABL facilities. The stated maturity date of our 9.125% notes is November 1, 2017. We are not able to reasonably estimate the cash payments for interest associated with the ABL facilities due to the significant estimation required related to both market rates as well as projected principal payments. See Note 11 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” for further information. The amounts presented in this table do not include the Sponsor Secured Note entered into on February 19, 2016.

(2)	For additional information on our operating leases, see Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(3)
Although subject to change, the amounts set forth in the table above represent the estimated minimum funding requirements under current law. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to our pension plans, including: (i) interest rate levels, (ii) the amount and timing of asset returns, and (iii) what, if any, changes may occur in pension funding legislation, the estimates in the table may differ materially from actual future payments. We cannot reasonably estimate payments beyond 2020.

Net long-term deferred income tax liabilities as of January 2, 2016 were $82.1 million. This amount is excluded from the contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.     As a result, we believe scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs. At January 2, 2016, we had unrecognized tax benefits of $0.6 million relating to uncertain tax positions. Due to our federal net operating loss position, the settlement of such tax positions would be offset by the net operating losses, resulting in no outlay of cash.
Consistent with industry practice, we provide homeowners with limited warranties on certain products, primarily related to window and siding product categories. We have recorded reserves of $85.1 million at January 2, 2016 related to warranties issued to homeowners. We estimate that $8.5 million will be paid in 2016 to satisfy warranty obligations; however, we cannot reasonably estimate payments by year for 2017 and thereafter due to the nature of the obligations under these warranties.
OFF-BALANCE SHEET ARRANGEMENTS
We have no special purpose entities or off-balance sheet debt, other than operating leases in the ordinary course of business, which are disclosed in Note 16 to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
At January 2, 2016, we had stand-by letters of credit of $13.1 million with no amounts drawn under the stand-by letters of credit. These letters of credit reduce the availability under the ABL facilities. Letters of credit are purchased guarantees that ensure our performance or payment to third parties in accordance with specified terms and conditions.
Under certain agreements, indemnification provisions may require us to make payments to third parties. In connection with certain facility leases, we may be required to indemnify the lessors for certain claims. Also, we may be required to indemnify our directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnity provisions under the terms of each agreement varies. The majority of indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. In 2015, we did not make any payments under any of these indemnification provisions or guarantees, and we have not recorded any liability for these indemnities in the accompanying consolidated balance sheets.
EFFECTS OF INFLATION
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At January 2, 2016, we had no raw material hedge contracts in place.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The core principal of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within Accounting Standards Codification Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. We are currently assessing the potential impact of the new requirements under the standard.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not believe that the adoption of the provisions of ASU 2015-17 will have a material impact on its consolidated financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value (“NRV”). The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin) under the current lower of cost or market guidance. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2016. We do not believe that the adoption of the provisions of ASU 2015-11 will have a material impact on our consolidated financial position, results of operations or cash flows.
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
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. We collect sales, use, and value-added taxes that are imposed by governmental authorities on and concurrent with sales to our customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. For contracts involving installation, revenue recognition is dependent on the type of contract under which we are performing. For single-family residential contracts, revenue is recognized when the installation is complete. For multi-family residential or commercial contracts, revenue is recognized based on the percentage of completion method, in accordance with ASC Topic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. We measure percentage of completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Due to uncertainties inherent in the estimation process, contract costs incurred to date and expected completion costs are continuously monitored throughout the duration of the contract. If circumstances arise such as changes in job performance, job condition or anticipated contract settlement and it becomes necessary to revise completion cost, such revisions are recognized in the period in which they are determined. Provisions for the entirety of estimated losses of uncompleted contracts, if applicable, are made in the period in which such losses are determined. These factors influence management’s assessment of total contract value and the expected completion costs for the underlying contracts, thereby impacting the ultimate recognition of revenue. For each of the years ended January 2, 2016, January 3, 2015 and December 28, 2013, approximately 1% of our revenue was driven by multi-family residential or commercial contracts utilizing percentage of completion revenue recognition.
We offer certain sales incentives to customers who become eligible based on the volume of purchases made during the calendar year. The sales incentives programs are considered customer volume rebates, which are typically computed as a percentage of customer sales, and in certain instances the rebate percentage may increase as customers achieve sales hurdles. Volume rebates are recorded throughout the year based on management estimates of customers’ annual sales volumes and the expected annual rebate percentage achieved. For these programs, we do not receive an identifiable benefit in exchange for the consideration, and therefore, we characterize the volume rebate to the customer as a reduction of revenue in our Consolidated Statements of Comprehensive Loss.
Accounts Receivable. We record accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the recoverability is considered remote. Accounts receivable which are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in “Other assets” in the Consolidated Balance Sheets.
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
Goodwill and Other Intangible Assets. In accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the carrying value of our goodwill and other indefinite-lived intangible assets for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. As the consolidated entity represents the only component that constitutes a business for which discrete financial information is reviewed by our chief operating decision maker for the purpose of making decisions about resources to be allocated and assessing performance, we conclude that we have one reporting unit, which is the same as our single operating segment, and we perform our goodwill impairment assessment for our Company as a whole. The impairment test is conducted by management with the assistance of an independent valuation firm using an income approach. As we do not have a market for our equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. We conduct our impairment test of goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each year, or as indicators of potential impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measurements.
Assumptions used in our impairment evaluation, such as long-term sales growth rates, forecasted operating margins and our discount rate are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a decline in general economic condition could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. We utilize a cash flow model in estimating the fair value of our reporting unit for the income approach, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate, long-term sales growth rate and forecasted operating margin assumptions used. Our 2015 Step 1 impairment test indicated that the fair value of our enterprise exceeded carrying value by approximately 38% as of October 4, 2015. Consequently, no impairment charges were required as a result of the annual impairment test of goodwill. As of January 2, 2016, goodwill and intangible assets were $302.9 million and $398.0 million, respectively, and were associated with the Merger. Given the significant amount of goodwill and intangible assets that remain, any future impairment could have an adverse effect on our results of operations and financial position.
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
As a result of the Merger and the application of purchase accounting, we adjusted our warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger, which was based on an actuarial calculation performed by an independent valuation firm. The fair value of the expected future remedy costs related to products sold prior to the Merger was based on the actuarially determined estimates of expected future remedy costs and other factors and assumptions we believe market participants would use in valuing the warranty reserves. These other factors and assumptions included inputs for claims administration costs, confidence adjustments for uncertainty in the estimates of expected future remedy costs and a discount factor to arrive at the liability at the date of the Merger. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in our warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at January 2, 2016 is $5.5 million. The provision for warranties is reported within “Cost of sales” in the Consolidated Statements of Comprehensive Loss.
Pension and other postretirement benefit plans. The costs for these plans are determined from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. In selecting these assumptions, management considers current market conditions, including changes in interest rates and market returns on plan assets.
We used weighted average discount rates of 4.02% and 4.00% for the year ended January 2, 2016 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the discount rate would increase 2016 net periodic pension costs for the domestic pension plans by $0.1 million and decrease net periodic pension costs for the foreign pension plans by $0.3 million. A 100 basis point decrease in the discount rate would increase 2016 net periodic pension costs by $0.8 million and $0.4 million for domestic and foreign plans, respectively.
We used weighted average long-term rate of return on assets of 6.70% and 5.60% for the year ended January 2, 2016 to determine the net periodic pension costs for the domestic and foreign pension plans, respectively. A 100 basis point increase in the long-term rate of return would decrease 2016 net periodic pension costs by $0.6 million and $0.7 million for the domestic and foreign pension plans, respectively. A 100 basis point decrease in the long-term rate of return would increase 2016 net periodic pension costs by $0.6 million and $0.7 million for the domestic and foreign pension plans, respectively.
Changes in the related pension benefit costs may occur in the future due to changes in assumptions.
FORWARD-LOOKING STATEMENTS
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	our substantial level of indebtedness;

•	our ability to comply with certain financial covenants in debt instruments and the restrictions such covenants impose on our ability to operate our business;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	our ability to generate sufficient cash, or access capital resources, to service all our debt obligations, working capital needs and planned capital expenditures;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	increases in union organizing activity;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	in the event of default under our debt instruments, the ability of creditors under our debt instruments to foreclose on our collateral;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by the H&F Investors; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” and elsewhere in this report.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of January 2, 2016, we had $92.8 million of borrowings outstanding under our ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease total interest expense by $0.9 million.
As of January 2, 2016, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities would be, at our option, equal to either a U.S. or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of January 2, 2016 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $576.4 million based on quoted market prices as of January 2, 2016.
FOREIGN CURRENCY EXCHANGE RATE RISK
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. We were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at January 2, 2016.
We experienced foreign currency translation loss of $31.2 million, net of tax, for the year ended January 2, 2016, which was included within “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. A 10% strengthening or weakening from the levels experienced during 2015 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $10 million decrease or increase, respectively, in net loss for the year ended January 2, 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED MATERIALS, LLC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets	45

As of January 2, 2016 and January 3, 2015

Consolidated Statements of Comprehensive Loss	46

Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Consolidated Statements of Member’s Equity (Deficit)	47

Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Consolidated Statements of Cash Flows	48

Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Associated Materials, LLC
We have audited the accompanying consolidated balance sheets of Associated Materials, LLC and subsidiaries (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of comprehensive loss, member’s equity (deficit), and cash flows for each of the three years in the period ended January 2, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2016 and January 3, 2015, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
March 22, 2016

ASSOCIATED MATERIALS, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,394	$5,963
Accounts receivable, net	127,043	125,121
Inventories	123,374	145,532
Income taxes receivable	1,612	144
Deferred income taxes	1,502	2,439
Prepaid expenses and other current assets	14,163	15,859
Total current assets	277,088	295,058
Property, plant and equipment, net	90,794	93,900
Goodwill	302,908	317,257
Other intangible assets, net	397,953	437,300
Other assets	13,270	18,662
Total assets	$1,082,013	$1,162,177

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities:
Accounts payable	$91,563	$94,768
Accrued liabilities	83,630	81,734
Deferred income taxes	436	1,292
Income taxes payable	36	1,782
Total current liabilities	175,665	179,576
Deferred income taxes	82,102	88,330
Other liabilities	113,123	129,016
Long-term debt	925,484	903,404
Commitments and contingencies
Member’s deficit:
Membership interest	556,011	555,827
Accumulated other comprehensive loss	(86,907)	(60,623)
Accumulated deficit	(683,465)	(633,353)
Total member’s deficit	(214,361)	(138,149)
Total liabilities and member’s deficit	$1,082,013	$1,162,177
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$1,184,969	$1,186,973	$1,169,598
Cost of sales	908,775	943,419	887,798
Gross profit	276,194	243,554	281,800
Selling, general and administrative expenses	239,790	247,614	232,281
Impairment of goodwill	—	144,159	—
Impairment of other intangible assets	—	89,687	—
Restructuring costs	1,837	(331)	—
Income (loss) from operations	34,567	(237,575)	49,519
Interest expense	83,494	82,527	79,751
Foreign currency loss	1,878	788	754
Loss before income taxes	(50,805)	(320,890)	(30,986)
Income tax (benefit) expense	(693)	(27,201)	2,507
Net loss	$(50,112)	$(293,689)	$(33,493)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	4,880	(20,268)	19,774
Foreign currency translation adjustments, net of tax	(31,164)	(22,439)	(20,443)
Total comprehensive loss	$(76,396)	$(336,396)	$(34,162)
See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(In thousands)

	Membership Interest	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member’s Equity (Deficit)
Balance at December 29, 2012	$554,473	$(17,247)	$(306,171)	$231,055
Net loss	—	—	(33,493)	(33,493)
Other comprehensive loss	—	(669)	—	(669)
Equity contribution from parent	742	—	—	742
Stock-based compensation expense	155	—	—	155
Balance at December 28, 2013	555,370	(17,916)	(339,664)	197,790
Net loss	—	—	(293,689)	(293,689)
Other comprehensive loss	—	(42,707)	—	(42,707)
Stock-based compensation expense	457	—	—	457
Balance at January 3, 2015	555,827	(60,623)	(633,353)	(138,149)
Net loss	—	—	(50,112)	(50,112)
Other comprehensive loss	—	(26,284)	—	(26,284)
Stock-based compensation expense	184	—	—	184
Balance at January 2, 2016	$556,011	$(86,907)	$(683,465)	$(214,361)

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
OPERATING ACTIVITIES
Net loss	$(50,112)	$(293,689)	$(33,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39,879	42,744	43,041
Deferred income taxes	(2,231)	(31,201)	(1,503)
Impairment of goodwill and other intangible assets	—	233,846	—
Non-cash portion of restructuring costs	3,513	—	—
Provision for losses on accounts receivable	1,008	2,138	1,122
(Gain) loss on sale or disposal of assets	(37)	(42)	130
Amortization of deferred financing costs and premium on senior notes	3,575	3,719	4,451
Stock-based compensation expense and other non-cash charges	184	457	161
Changes in operating assets and liabilities:
Accounts receivable	(7,200)	(4,863)	(7,142)
Inventories	14,168	(15,309)	(17,696)
Prepaid expenses	1,483	(5,184)	(2,307)
Accounts payable	1,430	731	24,262
Accrued liabilities	2,166	4,406	3,529
Income taxes receivable/payable	(2,866)	555	(1,716)
Other assets	298	1,025	(2,185)
Other liabilities	(8,681)	(10,298)	(10,401)
Net cash (used in) provided by operating activities	(3,423)	(70,965)	253
INVESTING ACTIVITIES
Capital expenditures	(16,573)	(12,852)	(11,702)
Proceeds from the sale of assets	152	19	60
Supply center acquisition	—	—	(348)
Net cash used in investing activities	(16,421)	(12,833)	(11,990)
FINANCING ACTIVITIES
Borrowings under ABL facilities	187,331	240,222	148,861
Payments under ABL facilities	(163,953)	(170,810)	(226,861)
Equity contribution from parent	—	—	742
Issuance of senior secured notes	—	—	106,000
Financing costs	—	—	(5,549)
Net cash provided by financing activities	23,378	69,412	23,193
Effect of exchange rate changes on cash and cash equivalents	(103)	(466)	(235)
Increase (decrease) in cash and cash equivalents	3,431	(14,852)	11,221
Cash and cash equivalents at beginning of the year	5,963	20,815	9,594
Cash and cash equivalents at end of the year	$9,394	$5,963	$20,815

Supplemental Information:
Cash paid for interest	$80,023	$78,322	$74,043
Cash paid for income taxes	$4,408	$4,224	$4,685

See accompanying notes to consolidated financial statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING POLICIES
NATURE OF OPERATIONS
Associated Materials, LLC (the “Company”) was founded in 1947 when it first introduced residential aluminum siding under the Alside® name. The Company today is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company provides a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, vinyl railing and fencing, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that it sources from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. The Company also provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 122 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 260 independent distributors, dealers and national account customers.
BASIS OF PRESENTATION
On October 13, 2010, AMH Holdings II, Inc. (“AMH II”), the then indirect parent company of the Company, completed its merger (the “Acquisition Merger”) with Carey Acquisition Corp. (“Merger Sub”), pursuant to the terms of the Agreement and Plan of Merger, dated as of September 8, 2010 (“Merger Agreement”), among Carey Investment Holdings Corp. (now known as Associated Materials Group, Inc.) (“Parent”), Carey Intermediate Holdings Corp. (now known as Associated Materials Incorporated), a 100% owned direct subsidiary of Parent (“Holdings”), Merger Sub, a wholly-owned direct subsidiary of Holdings, and AMH II, with AMH II surviving such merger as a wholly-owned direct subsidiary of Holdings. After a series of additional mergers (together with the Acquisition Merger, the “Merger”), AMH II merged with and into the Company, with the Company surviving such merger as a wholly-owned direct subsidiary of Holdings. As a result of the Merger, the Company is now an indirect wholly-owned subsidiary of Parent. Holdings and Parent do not have material assets or operations other than their direct and indirect ownership, respectively, of the membership interest of the Company. Approximately 96% of the capital stock of Parent is owned by investment funds affiliated with Hellman & Friedman LLC (such investment funds, the “H&F Investors”).
The Company operates on a 52/53 week fiscal year that ends on the Saturday closest to December 31st. Its 2015 and 2013 fiscal years ended on January 2, 2016 and December 28, 2013, respectively, and included 52 weeks of operations. Its 2014 fiscal year ended on January 3, 2015 and included 53 weeks of operations, with the additional week recorded in the fourth quarter of fiscal 2014.
Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2015 presentation.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to recoverability of intangibles and other long-lived assets, customer programs and incentives, allowance for doubtful accounts, inventories, warranties, valuation allowances for deferred tax assets, pensions and postretirement benefits and various other allowances and accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
REVENUE RECOGNITION

The Company primarily sells and distributes its products through two channels: direct sales from its manufacturing facilities to independent distributors and dealers and sales to contractors through its company-operated supply centers. Direct sales revenue is recognized when the Company’s manufacturing facility ships the product and title and risk of loss passes to the customer or when services have been rendered. Sales to contractors are recognized either when the contractor receives product directly from the supply center or when the supply center delivers the product to the contractor’s job site. For both direct sales to independent distributors and dealers and sales generated from the Company’s supply centers, revenue is not recognized until collectability is reasonably assured. A substantial portion of the Company’s sales is in the repair and remodel segment of the exterior residential building products industry. Therefore, vinyl windows are manufactured to specific measurement requirements received from the Company’s customers. Sales to one customer and its licensees represented approximately 14% of net sales in each of 2015 and 2014 and approximately 13% of total net sales in 2013.
Revenues are recorded net of estimated returns, customer incentive programs and other incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known. The Company collects sales, use, and value-added taxes that are imposed by governmental authorities on and concurrent with sales to the Company’s customers. Revenues are presented net of these taxes as the obligation is included in accrued liabilities until the taxes are remitted to the appropriate taxing authorities. For contracts involving installation, revenue recognition is dependent on the type of contract under which the Company is performing. For single-family residential contracts, revenue is recognized when the installation is complete. For multi-family residential or commercial contracts, revenue is recognized based on the percentage of completion method, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The Company measures percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Due to uncertainties inherent in the estimation process, contract costs incurred to date and expected completion costs are continuously monitored throughout the duration of the contract. If circumstances arise such as changes in job performance, job condition or anticipated contract settlement and it becomes necessary to revise completion cost, such revisions are recognized in the period in which they are determined. Provisions for the entirety of estimated losses of uncompleted contracts, if applicable, are made in the period in which such losses are determined. These factors influence management’s assessment of total contract value and the expected completion costs for the underlying contracts, thereby impacting the Company’s ultimate recognition of revenue.
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
ACCOUNTS RECEIVABLE
The Company records accounts receivable at selling prices which are fixed based on purchase orders or contractual arrangements. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of the overall condition of accounts receivable balances and a review of significant past due accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the recoverability is considered remote. Accounts receivable that are not expected to be collected within one year are reclassified as long-term accounts receivable. Long-term accounts receivable balances, net of the related allowance for doubtful accounts are included in “Other assets” in the Consolidated Balance Sheets. See Note 3 for further information.
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

PROPERTY, PLANT AND EQUIPMENT
Additions to property, plant and equipment are stated at cost. The costs of maintenance and repairs to property, plant and equipment are charged to operations in the period incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful lives are approximately 20 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the leasehold improvement.
Property, plant and equipment are reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. The Company also reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the event that assets are held for sale, depreciation is discontinued and such assets are reported at the lower of the carrying amount or fair value, less costs to sell. See Note 5 for further information.
GOODWILL AND OTHER INTANGIBLE ASSETS WITH INDEFINITE LIVES
In accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other, the Company evaluates the carrying value of its goodwill and other indefinite-lived intangible assets for potential impairment on an annual basis or an interim basis if there are indicators of potential impairment. As the consolidated entity represents the only component that constitutes a business for which discrete financial information is reviewed by the Company’s chief operating decision maker for the purpose of making decisions about resources to be allocated and assessing performance, the Company concludes that it has one reporting unit, which is the same as its single operating segment, and the Company performs its goodwill impairment assessment for the Company as a whole. The impairment test is conducted by management with the assistance of an independent valuation firm using an income approach. As the Company does not have a market for its equity, management performs the annual impairment analysis utilizing a discounted cash flow approach incorporating current estimates regarding performance and macroeconomic factors discounted at a weighted average cost of capital. The Company conducts its impairment test of its goodwill and other indefinite-lived intangible assets annually, at the beginning of the fourth quarter of each year, or as indicators of potential impairment arise. The resulting fair value measures used in such impairment tests incorporate significant unobservable inputs, and as such, are considered Level 3 fair value measurements. See Note 6 for further information.
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

DERIVATIVES AND HEDGING ACTIVITIES
In accordance with FASB ASC Topic 815, Derivatives and Hedging, all of the Company’s derivative instruments are recognized on the balance sheet at their fair value. The Company uses techniques designed to mitigate the short-term effect of exchange rate fluctuations of the Canadian dollar on its operations by entering into foreign exchange forward contracts. The Company does not speculate in foreign currencies or derivative financial instruments. Gains or losses on foreign exchange forward contracts are recorded within foreign currency (gain) loss in the accompanying Consolidated Statements of Comprehensive Loss. At January 2, 2016, the Company was a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial at such date.
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
LEASE OBLIGATIONS
Lease expense for operating leases that have escalating rentals over the term of the lease is recorded on a straight-line basis over the life of the lease, which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets. Capital improvements that may be required to make a building suitable for the Company’s use are incurred by the landlords and are made prior to the Company having control of the property (lease commencement date) and are therefore incorporated into the determination of the lease rental rate. See Note 16 for further information.
In connection with the Merger and the application of purchase accounting, the Company evaluated its operating leases and recorded adjustments to reflect the fair market values of its operating leases. As a result, a favorable lease asset of $0.8 million and an unfavorable lease liability of $5.0 million were recorded based on the then current market analysis. The favorable lease asset and unfavorable lease liability are being amortized over the related remaining lease terms and are reported within cost of sales and selling, general and administrative expenses (“SG&A”) in the Consolidated Statements of Comprehensive Loss beginning October 13, 2010. The unamortized balances as of January 2, 2016 for the lease asset and lease liability were $0.1 million and $2.2 million, respectively.
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
SG&A expenses include payroll and benefit costs including incentives and commissions of its supply center employees, corporate employees and sales representatives, building lease costs of its supply centers, delivery vehicle costs and other delivery charges incurred to deliver product from its supply centers to its contractor customers, sales vehicle costs, marketing costs, customer sales rewards, other administrative expenses such as supplies, legal, accounting, consulting, travel and entertainment as well as all other costs to operate its supply centers and corporate office. The customer sales rewards programs offer customers the ability to earn points based on purchases, which can be redeemed for products or services procured through independent third-party suppliers. The costs of the rewards programs are recorded as earned throughout the year based on estimated payouts under the program. Total customer rewards costs reported as a component of SG&A expense totaled $2.5 million, $3.9 million and $3.8 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Shipping and handling costs included in SG&A expense totaled $31.1 million, $31.6 million and $30.8 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
Research and development activities are principally related to new product development and are reported within cost of sales and SG&A expenses in the Consolidated Statements of Comprehensive Loss. For the year ended December 28, 2013, the Company incurred expenses of $4.0 million for research and development activities related to the new window platform that was launched in January 2014. Costs related to research and development were immaterial for the years ended January 2, 2016 and January 3, 2015.
MARKETING AND ADVERTISING
Marketing and advertising costs are generally expensed as incurred. Marketing and advertising expense was $9.0 million, $11.6 million and $8.8 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
FOREIGN CURRENCY TRANSLATION
The financial position and results of operations of the Company’s Canadian subsidiary are measured using Canadian dollars as the functional currency. Assets and liabilities of the subsidiary are translated into U.S. dollars at the exchange rate in effect at each reporting period end. Income statement and cash flow amounts are translated into U.S. dollars at the average exchange rates prevailing during the year. Translation adjustments arising from the use of different exchange rates from period to period are reflected as a component of member’s deficit within accumulated other comprehensive loss. Gains and losses arising from transactions denominated in a currency other than Canadian dollars occurring in the Company’s Canadian subsidiary are included in “Foreign currency gain (loss)” in the Company’s Consolidated Statements of Comprehensive Loss.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The core principal of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the previous guidance within Accounting Standards Codification Topic 840, Leases. For operating leases, a lessee is required to do the following: (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the potential impact of the new requirements under the standard.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of the provisions of ASU 2015-17 will have a material impact on its consolidated financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value (“NRV”). The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin) under the current lower of cost or market guidance. ASU 2015-11 applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. It is effective for public entities for fiscal years and interim periods within those years, beginning after December 15, 2016. The Company does not believe that the adoption of the provisions of ASU 2015-11 will have a material impact on its consolidated financial position, results of operations or cash flows.
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
2. RELATED PARTIES
HUB International
The Company incurred costs of $0.1 million in each of the years ended January 2, 2016 and January 3, 2015, in connection with consulting services provided by HUB International Midwest Limited, a portfolio company of H&F Investors, for placement and/or servicing of certain portions of the Company’s insurance coverage, costs of which are included in SG&A for each of the years then ended.
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
3. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the allowance for doubtful accounts on accounts receivable are as follows (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
Balance at beginning of year	$8,091	$8,692	$9,171
Provision for losses	1,008	2,138	1,122
Losses sustained (net of recoveries)	(1,494)	(2,739)	(1,601)
Balance at end of year	$7,605	$8,091	$8,692
Allowance for doubtful accounts on accounts receivable consists of (in thousands):

	January 2, 2016	January 3, 2015
Allowance for doubtful accounts, current	$3,204	$3,542
Allowance for doubtful accounts, non-current	4,401	4,549
	$7,605	$8,091
4. INVENTORIES
Inventories consist of (in thousands):

	January 2, 2016	January 3, 2015
Raw materials	$31,024	$29,300
Work in process	10,900	16,442
Finished goods	81,450	99,790
	$123,374	$145,532
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of (in thousands):

	January 2, 2016	January 3, 2015
Land	$11,951	$13,461
Buildings	38,928	39,674
Machinery and equipment	134,294	120,945
Construction in progress	1,322	3,934
	186,495	178,014
Less accumulated depreciation	95,701	84,114
	$90,794	$93,900
Depreciation expense was $14.9 million, $17.1 million and $17.0 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
During 2015, the Company acquired assets totaling $0.5 million that remain unpaid as of January 2, 2016. During 2014, the Company acquired assets totaling $0.7 million that remain unpaid as of January 3, 2015. Consequently, these amounts are reflected as non-cash investing activities on the Consolidated Statements of Cash Flows. Construction in progress as of January 2, 2016 consisted of a variety of capital improvement projects initiated primarily at the Company’s window plants, whereas the balance at January 3, 2015 represented the remainder of the investment in the new window platform, which was first launched on the East Coast in early 2014, and continued to be rolled out on the West Coast for the duration of year.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with FASB ASC 350, the Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis at the beginning of the fourth quarter, or on an interim basis if there are indicators of potential impairment. The impairment test is conducted with the assistance of an independent valuation firm using an income approach. As there is currently no market for the Company’s equity, management performs the impairment analysis utilizing a discounted cash flow approach that incorporates current estimates regarding performance and macroeconomic factors, discounted at a weighted average cost of capital. During 2015 the Company completed the annual impairment test as of the beginning of the fourth quarter, and based on the results of the testing, no impairment charges were recorded.
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
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at December 28, 2013	$471,791
Impairment	(144,159)
Foreign currency translation	(10,375)
Balance at January 3, 2015	317,257
Foreign currency translation	(14,349)
Balance at January 2, 2016	$302,908

At January 2, 2016 and January 3, 2015 accumulated goodwill impairment losses were $228.5 million exclusive of foreign currency translation.

The Company’s other intangible assets consist of the following (in thousands):

	January 2, 2016			January 3, 2015
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$313,821	$128,230	$185,591	$321,836	$106,655	$215,181
Amortized non-compete agreements	20	19	1	20	16	4
Total amortized intangible assets	313,841	128,249	185,592	321,856	106,671	215,185
Non-amortized trade names (1)	212,361	—	212,361	222,115	—	222,115
Total intangible assets	$526,202	$128,249	$397,953	$543,971	$106,671	$437,300

(1)	Balances at January 2, 2016 and January 3, 2015 include impairment charges of $169.6 million, of which $89.7 million were recorded in 2014 and $79.9 million were recorded in 2011, respectively.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. During 2015, the Company completed the annual impairment test of intangible assets with indefinite lives as of the beginning of the fourth quarter and based on the results of the testing, no impairment charges were recorded.
During 2014, as noted above, management determined that an indicator of potential impairment existed for the non-amortized trade names as of August 31, 2014 and completed an interim test of the fair value with the assistance of an independent valuation firm. Using the income approach, the Company determined that the fair value of certain non-amortized trade names was lower than the carrying value, and consequently, the Company recorded an impairment charge of $89.7 million during the quarter ended September 27, 2014. In addition to the interim impairment testing of other intangible assets, the Company completed the annual impairment at the beginning of the fourth quarter of 2014 and based on the results of the testing, no additional impairment charges were recorded.
Finite lived intangible assets, which consist of customer bases and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $25.0 million, $25.7 million and $26.0 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Amortization expense is estimated to be approximately $25 million per year for fiscal years 2016, 2017, 2018, 2019 and 2020.
7. ACCRUED AND OTHER LIABILITIES
Accrued liabilities consist of (in thousands):

	January 2, 2016	January 3, 2015
Employee compensation	$16,473	$11,355
Sales promotions and incentives	21,512	25,786
Warranty reserves	9,239	9,312
Employee benefits	8,037	8,828
Interest	13,286	13,393
Taxes other than income taxes	2,885	3,220
Other	12,198	9,840
	$83,630	$81,734
Other liabilities consist of (in thousands):

	January 2, 2016	January 3, 2015
Pensions and other postretirement plans	$29,262	$40,138
Warranty reserves	75,873	80,628
Other	7,988	8,250
	$113,123	$129,016
8. RESTRUCTURING COSTS
U.S. Distribution and Corporate Functions
During the third quarter of 2015, the Company announced a restructuring plan focused on realigning certain costs within its U.S. distribution business and select corporate functions. The restructuring plan included the closure of four underperforming company-operated supply centers in the U.S. and the elimination of its roofing product offering in eleven U.S. supply centers. As a result, the Company recorded restructuring costs of $4.5 million, which reflects a cash charge of $2.2 million and a non-cash charge of $2.3 million. The cash charge relates to early lease termination costs and severance for workforce reductions of $1.4 million and $0.5 million, respectively. Of the total non-cash charge of $2.3 million, $2.2 million is related to the write-down of roofing inventory in certain markets. Approximately $0.6 million of cash payments will be made in 2016 in connection with the restructuring plan, primarily related to equipment lease termination fees and employee severance. In the Condensed Consolidated Statements of Comprehensive Loss, the portion of the restructuring charge related to the $2.2 million write-down of roofing inventory is included in “Cost of sales,” while the remaining portion is included in “Restructuring costs.”

Manufacturing
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009 and recorded a restructuring liability related to the discontinued use of the warehouse facility. During 2015, the Company re-measured its restructuring liability due to a change in the expected amount of sublease income to be collected over the remaining lease term. A similar re-measurement occurred during 2014 due to a change in the amount and timing of cash flows related to taxes and insurance over the lease term. Consequently, the Company decreased the restructuring liability and recognized a benefit of $0.4 million and $0.3 million, for the years ended January 2, 2016 and January 3, 2015, respectively, which is included within “Restructuring costs” in the Consolidated Statements of Comprehensive Loss.
Changes in the restructuring liability for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 are as follows (in thousands):

	January 2, 2016
	Distribution	Manufacturing	Total
Balance at beginning of year	—	$1,960	$1,960
Increase (decrease)	2,227	(442)	1,785
Accretion of related lease obligations	—	434	434
Payments	(573)	(805)	(1,378)
Balance at end of year	$1,654	$1,147	$2,801

	January 3, 2015
	Distribution	Manufacturing	Total
Balance at beginning of year	$—	$2,772	$2,772
Decrease	—	(331)	(331)
Accretion of related lease obligations	—	495	495
Payments	—	(976)	(976)
Balance at end of year	$—	$1,960	$1,960

	December 28, 2013
	Distribution	Manufacturing	Total
Balance at beginning of year	$—	$3,387	$3,387
Accretion of related lease obligations	—	516	516
Payments	—	(1,131)	(1,131)
Balance at end of year	$—	$2,772	$2,772
The restructuring liability is included in “Accrued liabilities” and “Other liabilities” in the Consolidated Balance Sheets and will continue to be paid until April 2020 and July 2020, the lease expiration dates for the Ennis warehouse facility and the last of the supply center closures, respectively.

9. PRODUCT WARRANTY COSTS
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to its window and siding product categories.
Changes in the warranty reserve are as follows (in thousands):

	January 2, 2016	January 3, 2015	December 28, 2013
Balance at beginning of year	$89,940	$93,207	$97,471
Provision for warranties issued and changes in estimates for pre-existing warranties	3,287	4,658	4,040
Claims paid	(6,502)	(6,816)	(7,383)
Foreign currency translation	(1,613)	(1,109)	(921)
Balance at end of year	$85,112	$89,940	$93,207
As a result of the Merger and the application of purchase accounting, the Company adjusted its warranty reserves to represent an estimate of the fair value of the liability as of the closing date of the Merger, which was based on an actuarial calculation performed by an independent valuation firm that projected future remedy costs using historical data trends of claims incurred, claims payments and sales history of products to which such costs relate. The excess of the estimated fair value over the expected future remedy costs of $9.5 million, which was included in the Company’s warranty reserve at the date of the Merger, is being amortized as a reduction of warranty expense over the expected term such warranty claims will be satisfied. The remaining unamortized amount at January 2, 2016 was $5.5 million. The provision for warranties was reported within “Cost of sales” in the Consolidated Statements of Comprehensive Loss.
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
10. EXECUTIVE OFFICERS’ SEPARATION AND HIRING COSTS
The Company recorded $1.0 million, $3.8 million and $1.4 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively, for separation and hiring costs related to the Company’s executive officers. These costs include payroll taxes, certain benefits and related professional fees, all of which are recorded as a component of SG&A expenses in the Consolidated Statements of Comprehensive Loss.
For the year ended January 2, 2016, separation and hiring costs were primarily attributable to payments made in connection with the resignation of former executives and costs incurred in connection with the hiring of their replacements.
Separation and hiring costs in 2014 primarily related to changes in the Company’s management during the year then ended, which included the resignations of Jerry W. Burris, former President and Chief Executive Officer, David S. Nagle, the former Chief Operations Officer, AMI Distribution and Services, Robert C. Gaydos, former Senior Vice President, Operations and Paul Morrisroe, former Senior Vice President and Chief Financial Officer. Separation and hiring costs for for the year ended January 3, 2015 also included costs incurred for hiring Dana R. Snyder, Interim Chief Executive Officer and the appointment of Brian C. Strauss, President and Chief Executive Officer, as well as the hiring of William Topper, Executive Vice President, Operations, and Scott F. Stephens, Executive Vice President and Chief Financial Officer of the Company.
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
As of January 2, 2016, the remaining balance payable to the Company’s former executives for separation costs was $0.3 million, which will be paid at various dates throughout 2016.

11. LONG-TERM DEBT
Long-term debt consists of (in thousands):

	January 2, 2016	January 3, 2015
9.125% Senior Secured Notes	$832,684	$834,004
Borrowings under the ABL facilities	92,800	69,400
	$925,484	$903,404
9.125% Senior Secured Notes due 2017
In October 2010, the Company and its wholly-owned subsidiary, AMH New Finance, Inc. (“AMHNF” and, collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with the existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its asset-based revolving credit facilities (“ABL facilities”) and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The unamortized premium of $2.7 million is included in the long-term debt balance for the 9.125% notes. The effective interest rate of the new notes, including the premium, is 7.5% as of January 2, 2016.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $576.4 million and $652.8 million based on quoted market prices as of January 2, 2016 and January 3, 2015, respectively.
The Company may from time to time, in its sole discretion, purchase, redeem or retire the 9.125% notes in privately negotiated or open market transactions, by tender offer or otherwise. On April 15, 2014, Parent filed a request with the SEC to withdraw the Registration Statement on Form S-1 filed by Parent on July 15, 2013 for a proposed IPO of its common stock. The registration statement was withdrawn because a determination has been made not to proceed with an IPO of Parent’s common stock at the time.
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
ABL Facilities
In October 2010, the Company and certain of its subsidiaries (as “U.S. borrowers” and “Canadian borrowers” and, collectively the “borrowers”) entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (the “Amended and Restated Revolving Credit Agreement”), to, among other things, extend the maturity date of the Revolving Credit Agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, the Company terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.00% as of January 2, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR Rate plus 1.0%), plus an applicable margin of 1.00% as of January 2, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
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
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and by the direct parent of the Company, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of the Company, other than certain excluded subsidiaries (“Canadian guarantors” and, together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
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
On March 23, 2015, the Company further amended the Amended and Restated Revolving Credit Agreement by entering into Amendment No. 1 to Amended and Restated Revolving Credit Agreement (“Amendment No.1”). Pursuant to Amendment No. 1, the Company was permitted, among other things, for the period commencing on and including April 3, 2015 through and including June 5, 2015, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability was less than $15.0 million for a period of five consecutive business days. In addition, Amendment No. 1 included a provision for weekly borrowing base certificate reporting for the period commencing on and including April 12, 2015 through and including June 10, 2015 in lieu of delivery of a borrowing base certificate after each fiscal month.
On December 7, 2015, the Company entered into Amendment No. 2 to the Amended and Restated Revolving Credit Agreement, (“Amendment No. 2”) which permitted, among other things, for the period commencing on and including February 5, 2016 through March 4, 2016, for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $15.0 million for a period of five consecutive business days. Further, for the period commencing on and including March 5, 2016 through June 3, 2016, Amendment No. 2 permitted for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days. In addition, Amendment No. 2 includes a provision for weekly borrowing base certificate reporting for the period commencing on and including February 7, 2016 through and including May 29, 2016 in lieu of delivery of a borrowing base certificate after each fiscal month.

On February 19, 2016, the Company entered into Amendment No. 3 to Amended and Restated Revolving Credit Agreement (“Amendment No. 3”), which permitted, among other things:

•
for the period commencing on and including February 19, 2016 through April 21, 2016, for the (1) a cash dominion period to commence, only if (a) excess availability is less than $10.0 million for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days, and

•
for the period commencing on and including April 22, 2016 through and including May 19, 2016, for the (1) a cash dominion period to commence, only if (a) excess availability is less than $7.5 million for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $7.5 million for a period of five consecutive business days, and

•
for the period commencing on and including May 20, 2016 through and including June 3, 2016, for the (1) a cash dominion period to commence, only if (a) excess availability is less than $10.0 million for the fixed charge coverage ratio to be tested or for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days.

In addition, Amendment No. 3 includes a provision which reduces excess availability in certain circumstances by adding an availability block for the period commencing on and including February 19, 2016 through April 21, 2016 in the amount $10.0 million, commencing on and including April 22, 2016 through and including May 19, 2016 in the amount of $7.5 million, and commencing on and including May 20, 2016 through April 18, 2018 in the amount of $10.0 million. In addition, in the event all or any portion of the principal of the Sponsor Secured Note (as defined below) is repaid prior to the Amended and Restated Revolving Credit Agreement maturity date, the availability block increases to $20.0 million.
The fixed charge coverage ratio was 0.87:1.00 for the four consecutive fiscal quarter test period ended January 2, 2016. The Company has not triggered such fixed charge coverage ratio covenant as of January 2, 2016, as excess availability of $35.8 million as of such date was in excess of the covenant trigger threshold. Based on current projections, the Company expects that the excess availability will be reduced in the first half of 2016 due to the seasonality of its business. The Company currently does not expect to trigger the fixed charge coverage ratio test for 2016.
As of January 2, 2016, there was $92.8 million drawn under the Company’s Amended and Restated Revolving Credit Agreement and $55.8 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the revolving credit commitment was 2.7% and 4.5%, respectively, as of January 2, 2016. The Company had letters of credit outstanding of $13.1 million as of January 2, 2016 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
First Lien Promissory Note
On February 19, 2016, the Company, the other borrowers, AMHNF and Holdings, and H&F Finco LLC (“H&F Finco”), an affiliate of the Hellman & Friedman LLC, entered into a first lien promissory note in an aggregate principal amount of $27.5 million (the “Sponsor Secured Note”), $20.0 million of such aggregate principal amount the U.S. borrowers, AMHNF and Holdings are the obligors and $7.5 million of such aggregate principal the Canadian borrowers are the obligors. The Sponsor Secured Note bears interest at the LIBOR rate plus 4.25%, with a LIBOR floor of 1%, and matures at the earlier of (i) June 18, 2018 and (ii) 30 days prior to the maturity date of the Company’s 9.125% notes. Prepayment of the Sponsor Secured Note is permitted if (i) excess availability on the date of such payment (prior to giving effect thereto) is no less than $60.0 million and (ii) excess availability on the date of such payment (immediately after giving effect thereto) and the projected daily average excess availability for the thirty-day period immediately following the date of such payment is, in each case, no less than $32.5 million. The Sponsor Secured Note is subject to the same covenants and events of default contained in the Amended and Restated Revolving Credit Agreement.
The Sponsor Secured Note is guaranteed by the same guarantors and to the same extent as such guarantors guarantee the obligations of the Company under the Amended and Restated Revolving Credit Agreement. The obligations of the Company, AMHNF, Holdings and the guarantors under the Sponsor Secured Note are secured on a pari passu basis to the liens and assets securing the obligations under the Amended and Restated Revolving Credit Agreement (the “ABL Shared Collateral”), subject to the applicable intercreditor agreement. Concurrently with entering into the Sponsor Secured Note, the Company, the other borrowers, AMHNF, Holdings and the guarantors under the Sponsor Secured Note entered into a revolving loan intercreditor agreement with H&F Finco, as the subordinated debt representative and UBS AG, Stamford Branch and UBS AG Canada Branch, as the senior representatives which subordinates the lien of H&F Finco to the lien of the senior representative and the senior lenders under the Amended and Restated Revolving Credit Agreement in respect of any right of payment from the proceeds of any sale or disposition of ABL Shared Collateral.
12. INCOME TAXES
Loss before income taxes is as follows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
U.S.	$(50,683)	$(268,991)	$(37,150)
Canada	(122)	(51,899)	6,164
	$(50,805)	$(320,890)	$(30,986)

Income tax (benefit) expense for the periods presented consists of (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Current:
Federal	$—	$(14)	$(802)
State	209	16	657
Foreign	1,329	3,998	4,155
	1,538	4,000	4,010
Deferred:
Federal	305	(20,844)	397
State	(1,390)	(3,084)	(467)
Foreign	(1,146)	(7,273)	(1,433)
	(2,231)	(31,201)	(1,503)
Income tax (benefit) expense	$(693)	$(27,201)	$2,507

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred income taxes are as follows (in thousands):

	January 2, 2016	January 3, 2015
Deferred income tax assets:
Medical benefits	$1,104	$1,708
Allowance for doubtful accounts	3,048	3,278
Pension and other postretirement plans	9,188	12,430
Inventory costs	2,854	1,592
Warranty costs	31,769	33,819
Net operating loss carryforwards	166,202	162,925
Foreign tax credit carryforwards	4,455	4,455
Accrued expenses and other	10,237	11,437
Total deferred income tax assets	228,857	231,644
Valuation allowance	(131,501)	(111,888)
Net deferred income tax assets	97,356	119,756
Deferred income tax liabilities:
Depreciation	13,816	15,815
Intangible assets	143,078	157,546
Tax liability on unremitted foreign earnings	4,225	10,496
Gain on debt extinguishment	13,306	17,933
Other	3,967	5,149
Total deferred income tax liabilities	178,392	206,939
Net deferred income tax liabilities	$(81,036)	$(87,183)
As of January 2, 2016, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $417.3 million and foreign tax credit carryforwards of $4.5 million. The U.S. NOL carryforwards expire in years 2032 through 2035 and the foreign tax credit carryforward expires in year 2017. In addition, the Company has tax benefits related to state NOL carryforwards of $21.1 million, which expire in the years 2016 through 2035.
As of January 2, 2016, the Company had total federal, state, and foreign deferred tax assets before valuation allowances of $199.6 million, $24.5 million, and $4.7 million, respectively. ASC 740 requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that some or all of a company’s deferred tax assets will not be realized based on available positive and negative evidence. To the extent the reversal of deferred tax liabilities is relied upon in the Company’s assessment of the realizability of deferred tax assets, the Company has determined that they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. Deferred tax liabilities related to non-amortizable intangibles or otherwise not reversing, were not offset against deferred tax assets. The Company has not identified any significant U.S. tax planning strategies to support the utilization of deferred tax assets. After reviewing all available positive and negative evidence as of January 2, 2016 and January 3, 2015, the Company recorded a full valuation allowance against its U.S. net federal deferred tax assets since the Company is in a three-year cumulative loss position in the U.S. and it was unable to identify any strong positive evidence, other than the reversal of the appropriate deferred tax liabilities. Therefore, as of January 2, 2016, $97.4 million of the total deferred tax assets of $228.9 million was considered more-likely-than-not to be realized, resulting in a valuation allowance of $131.5 million. Of this amount, $115.1 million relates to U.S. federal and $16.4 million relates to state jurisdictions. The net valuation allowance provided against these U.S. net deferred tax assets during 2015 increased by $19.6 million. Of this amount, $19.9 million was recorded as an increase in 2015 provision for income taxes with the remainder being reflected through other comprehensive income. The Company reviews its valuation allowance related to deferred tax assets and will reverse this valuation allowance, partially or totally, when, and if, appropriate under ASC 740. The Company is in a net deferred tax liability position in Canada. The future reversal of existing Canadian deferred tax liabilities are of the appropriate character and timing such that all of its Canadian deferred tax assets are considered more likely than not realizable.
The reconciliation of the statutory rate to the Company’s effective income tax rate for the periods presented is as follows:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal income tax benefit	(4.7)%	0.5%	(2.8)%
Tax liability on remitted and unremitted foreign earnings	(2.5)%	2.4%	16.9%
Goodwill impairment	—%	15.7%	—%
Foreign rate differential	—%	0.4%	(1.8)%
Valuation allowance	39.2%	7.8%	28.6%
Foreign tax credit and withholding taxes	(0.4)%	0.3%	0.8%
Prior year assessments	0.6%	0.1%	2.8%
Other	1.4%	(0.7)%	(1.4)%
Effective rate	(1.4)%	(8.5)%	8.1%
It is the Company’s intent to remit all earnings from its foreign subsidiary and as of January 2, 2016, the Company had reflected all U.S. tax costs of remittance of such earnings in its financial statements.
A reconciliation of the unrecognized tax benefits for the periods presented is as follows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Unrecognized tax benefits at beginning of year	$1,014	$7,040	$7,146
Foreign currency translation adjustment	(143)	(110)	(79)
Gross increases for tax positions of the current year	—	107	147
Gross decreases for tax positions of prior years	(297)	(6,023)	(174)
Unrecognized tax benefits at end of year	$574	$1,014	$7,040
The accrued interest related to uncertain tax positions is immaterial as of January 2, 2016 and January 3, 2015.
As of January 2, 2016, the Company is subject to U.S. federal income tax examinations for the tax years 2012 through 2014 and to non-U.S. income tax examinations for the tax years of 2011 through 2014. In addition, the Company is subject to state and local income tax examinations for the tax years 2010 through 2014. The Company had unrecognized tax benefits and accrued interest that would affect the Company’s effective tax rate if recognized of approximately $0.7 million and $1.0 million as of January 2, 2016 and January 3, 2015, respectively. The Company is currently undergoing examinations of certain state income tax returns. The final outcome of these examinations are not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would not result in a material change to the results of operations, financial condition, or liquidity.
The Company and its U.S. subsidiaries are included in the consolidated income tax returns filed by Associated Materials Group, Inc., its indirect parent company. The Company and each of its subsidiaries entered into a tax sharing agreement under which federal income taxes are computed by the Company and each of its subsidiaries on a separate return basis. As of January 2, 2016 and January 3, 2015, there were no amounts due to or payable from Associated Materials Group, Inc. related to the tax sharing agreement.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Changes in accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Pension and other Postretirement benefit Liability	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 28, 2013	$(3,513)	$(14,403)	$(17,916)
Other comprehensive loss before reclassifications, net of tax of $2,108	(20,241)	(22,439)	(42,680)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $21	(27)	—	(27)
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Other comprehensive income (loss) before reclassifications, net of tax of $6	4,464	(31,164)	(26,700)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $67	416	—	416
Balance at January 2, 2016	$(18,901)	$(68,006)	$(86,907)
Reclassifications out of accumulated other comprehensive loss consists of the following (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service cost	$24	$28
Amortization of unrecognized cumulative actuarial net loss (gain)	459	(34)
Total before tax	483	(6)
Tax expense	67	21
Net of tax	$416	$(27)
Amortization of prior unrecognized service cost and actuarial loss (gain) is included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans. See Note 15 for further information.
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
The maximum number of shares originally reserved for the grant or settlement of awards under the 2010 Plan was 6,150,076 shares of Parent common stock, subject to adjustment in the event of any share dividend or split, reorganization, recapitalization, merger, consolidation, spinoff, combination, or any extraordinary dividend or other similar corporate transaction. In November 2014, Parent’s board of directors and Parent’s stockholders approved an amendment and restatement to the 2010 Plan to increase the maximum number of shares of common stock which may be issued under the 2010 Plan by 1,400,000 shares, from 6,150,076 to 7,550,076 and in April 2015 further increased the maximum number of shares by 1,500,000 from 7,550,076 to 9,050,076 shares of Parent common stock. Any shares subject to awards which terminate or lapse without payment of consideration may be granted again under the 2010 Plan. In the event of a change in control, Parent’s compensation committee may, at its discretion, accelerate the vesting or cause any restrictions to lapse with respect to outstanding awards, or may cancel such awards for fair value, or may provide for the issuance of substitute awards.

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
For the year ended January 2, 2016, Parent granted time-based options and performance-based options to purchase 1.2 million and 0.3 million shares of Parent’s common stock, respectively. None of the 2015, 2014 and 2013 tranches of performance-based awards granted were vested as of January 2, 2016 since the targets for these fiscal years were not achieved.
Stock option activity during the year ended January 2, 2016 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term(years)
Options outstanding January 3, 2015	5,502,560	$9.77
Granted	1,523,560	1.88
Exercised	—	—
Forfeited	(856,978)	8.84
Options outstanding January 2, 2016	6,169,142	$4.69	8.1
Options exercisable January 2, 2016	1,571,618	$7.95	6.7
The fair value of the options granted during 2015, 2014 and 2013 was estimated at the date of the grant using the Black-Scholes model. The weighted average assumptions and fair value of the options were as follows:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Dividend yield	—%	—%	—%
Annual risk-free rate	2.02%	2.26%	1.99%
Expected life of options (years)	7.25	8.17	7.19
Volatility	26.9%	42.2%	52.3%
Weighted average fair value of options granted per share	$0.17	$1.95	$2.58
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
Restricted Stock and Restricted Stock Units Awards
Grants of restricted stock and restricted stock units have been awarded to certain officers and board members under the 2010 Plan. The awards vest at various dates with vesting periods up to five years. The weighted average fair value of restricted stock and restricted stock unit awards was $0.55 for 2015, $5.61 for 2014 and $4.25 for 2013, and was calculated using the estimated market value of the shares on the date of grant.
The following table summarizes the Company’s restricted stock and restricted stock unit award activity for the year ended January 2, 2016:

	Shares	Weighted Average Fair Value Per Share
Nonvested at January 3, 2015	52,200	$4.25
Granted	508,764	0.55
Vested	(194,971)	0.99
Forfeited	(10,800)	—
Nonvested at January 2, 2016	355,193	$0.87
As of January 2, 2016, there was $11.9 million of unrecognized compensation cost related to Parent’s stock-based awards granted under the 2010 Plan and this cost is expected to be recognized at the time of a liquidity event or IPO. Compensation cost of $0.2 million, $0.5 million and $0.2 million was incurred related to Parent’s equity-based compensation plans recorded during 2015, 2014 and 2013, respectively, which was primarily included in SG&A expenses in the Consolidated Statements of Comprehensive Loss. The Company did not receive any cash as a result of vesting and exercise of equity-based compensation awards for the year ended January 2, 2016.
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
The Company also sponsors a defined benefit pension plan covering the Canadian salaried employees and hourly union employees at the Lambeth, Ontario plant, a defined benefit pension plan for the hourly union employees at its Burlington, Ontario plant, and a defined benefit pension plan for the hourly union employees at its Pointe Claire, Quebec plant (the “Foreign Plans”). In 2014, the pension plans for Pointe Claire and Burlington were amended to reflect an increase in benefits, effective November 15, 2015 and September 1, 2016, respectively. Also, lump sum payments made to members of the Pointe Claire plan in 2014 and 2013 upon termination and retirement, totaled more than the sum of the service cost and interest costs and as a result, the Company recorded settlement losses of $0.1 million and $0.6 million in 2014 and 2013, respectively. The Company did not incur this type of loss in 2015 and does not expect to in future years, due to a prior year amendment disallowing the lump sum payment feature that triggered the settlement losses in each respective year.
The Company also provides postretirement benefits other than pension (“OPEB Plans”) including health care or life insurance benefits to certain U.S. and Canadian retirees and in some cases, their spouses and dependents. The Company’s OPEB Plans in the U.S. include an unfunded health care plan for hourly workers at the Company’s former steel siding plant in Cuyahoga Falls, Ohio. With the closure of this facility in 1991, no additional employees are eligible to participate in this plan. There are three other U.S. unfunded OPEB Plans covering either life insurance or health care benefits for small frozen groups of retirees. The Company’s foreign OPEB Plan provides life insurance benefits to active members at its Pointe Claire, Quebec plant and a closed group of Canadian salaried retirees. The actuarial valuation measurement date for the defined pension and OPEB plans is December 31.
The Company sponsors defined contribution plans, which are qualified as tax-exempt plans. The plans cover all full-time, non-union employees with matching contributions of up to 3.5% of eligible compensation in both the U.S. and Canada, depending on length of service and levels of contributions. The Company’s pre-tax contributions to its defined contribution plans were $2.9 million, $2.7 million and $2.6 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.
The change in benefit obligation and plan assets for the Company’s defined benefit pension and OPEB Plans are as follows (in thousands):

	January 2, 2016			January 3, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$81,993	$82,712	$4,948	$67,162	$76,961	$4,856
Service cost	1,191	2,496	12	1,233	2,373	11
Interest cost	3,225	3,082	142	3,189	3,616	186
Plan amendments	—	—	—	—	133	—
Actuarial (gain) loss	(4,596)	(557)	(1,458)	14,218	11,442	343
Settlements	—	—	—	—	(688)	—
Participant contributions	—	273	25	—	333	17
Benefits paid	(3,992)	(2,750)	(395)	(3,809)	(3,610)	(474)
Retiree drug subsidy reimbursement	—	—	38	—	—	43
Effect of foreign exchange	—	(12,449)	(53)	—	(7,848)	(34)
Projected benefit obligation at end of year	77,821	72,807	3,259	81,993	82,712	4,948
Change in plan assets:
Fair value of assets at beginning of year	58,631	70,422	—	54,502	67,964	—
Actual return on plan assets	2,294	3,091	—	4,297	7,191	—
Settlements	—	—	—	—	(688)	—
Employer contributions	2,705	4,506	370	3,641	5,998	457
Participant contributions	—	273	25	—	333	17
Benefits paid	(3,992)	(2,750)	(395)	(3,809)	(3,610)	(474)
Effect of foreign exchange	—	(10,802)	—	—	(6,766)	—
Fair value of assets at end of year	59,638	64,740	—	58,631	70,422	—
Funded status	$(18,183)	$(8,067)	$(3,259)	$(23,362)	$(12,290)	$(4,948)

Accumulated Benefit Obligation	$77,821	$67,273	$3,259	$81,993	$76,472	$4,948

The amounts recognized in consolidated balance sheets and other comprehensive loss for the Company’s defined benefit pension and OPEB Plans are as follows (in thousands):

	January 2, 2016			January 3, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Balance sheets:
Other assets	$—	$59	$—	$—	$—	$—
Accrued liabilities	—	—	(306)	—	—	(462)
Other liabilities	(18,183)	(8,126)	(2,953)	(23,362)	(12,290)	(4,486)
Total recognized	$(18,183)	$(8,067)	$(3,259)	$(23,362)	$(12,290)	$(4,948)
Accumulated other comprehensive loss:
Net actuarial loss (gain)	$8,433	$12,511	$(1,567)	$11,839	$12,735	$(280)
Net prior service cost (credit)	96	457	(35)	106	479	(43)
Total recognized	$8,529	$12,968	$(1,602)	$11,945	$13,214	$(323)
For the defined benefit pension plans, the estimated net actuarial loss and prior service cost to be amortized from accumulated other comprehensive loss into periodic benefit cost over the next fiscal year is $0.3 million. For the OPEB Plans, the estimated actuarial gain and prior service credit to be amortized from accumulated other comprehensive income into periodic benefit cost over the next fiscal year is $0.2 million.
The components of net periodic benefit cost for the Company’s pension benefit plans are as follows (in thousands):

	Years Ended
	January 2, 2016		January 3, 2015		December 28, 2013
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Service cost	$1,191	$2,496	$1,233	$2,373	$1,033	$2,785
Interest cost	3,225	3,082	3,189	3,616	2,902	3,769
Expected return on assets	(3,883)	(3,655)	(4,055)	(4,275)	(3,548)	(3,900)
Loss recognized due to settlements	—	—	—	117	—	599
Amortization of prior service cost	10	22	10	26	1	20
Amortization of net actuarial loss	399	231	—	54	240	508
Net periodic benefit cost	$942	$2,176	$377	$1,911	$628	$3,781
The components of other comprehensive (income) loss for the Company’s pension benefit plans are as follows (in thousands):

	Years Ended
	January 2, 2016		January 3, 2015		December 28, 2013
	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans	Domestic Plans	Foreign Plans
Net actuarial (gain) loss	$(3,007)	$7	$13,976	$8,023	$(11,228)	$(9,121)
Prior service cost	—	—	—	125	112	—
Loss recognized due to settlements	—	—	—	(117)	—	(599)
Amortization of prior service cost	(10)	(22)	(10)	(26)	(1)	(20)
Amortization of net actuarial loss	(399)	(231)	—	(54)	(240)	(508)
Total recognized	$(3,416)	$(246)	$13,966	$7,951	$(11,357)	$(10,248)

The components of net periodic benefit cost for the Company’s OPEB Plans are as follows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Service cost	$12	$11	$12
Interest cost	142	186	185
Amortization of prior service credit	(8)	(8)	—
Amortization of net actuarial gain	(171)	(88)	(8)
Net periodic benefit cost	$(25)	$101	$189
The components of other comprehensive (income) loss for the Company’s OPEB Plans are as follows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net actuarial (gain) loss	$(1,458)	$342	(817)
Prior service credit	—	—	(51)
Amortization of prior service credit	8	8	—
Amortization of net actuarial gain	171	88	8
Total recognized	$(1,279)	$438	(860)
The weighted average assumptions used to determine projected benefit obligation for the Company’s pension and OPEB Plans are:

	January 2, 2016	January 3, 2015
Discount rate:
Domestic plans	4.35%	4.02%
Foreign plans	4.02%	4.00%
OPEB plans	4.03%	3.69%
Compensation increases:
Domestic plans	—%	—%
Foreign plans	3.50%	3.50%
The weighted average assumptions used to determine projected net periodic benefit cost for the Company’s pension and OPEB Plans are:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Discount rate:
Domestic plans	4.02%	4.81%	3.97%
Foreign plans	4.00%	4.78%	4.48%
OPEB plans	3.69%	4.25%	3.43%
Long-term rate of return on assets:
Domestic plans	6.70%	7.50%	7.50%
Foreign plans	5.60%	6.30%	6.25%
Compensation increases:
Domestic plans	—%	—%	—%
Foreign plans	3.50%	3.50%	3.50%

The following table presents health care cost trend rates used to determine net periodic benefit cost for the Company’s OPEB Plans, as well as information regarding the ultimate cost trend and the year in which their ultimate rate is reached:

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Assumed health care cost trend rate medical claims	7.0%	6.8%	7.0%
Ultimate health care cost trend	4.5%	5.0%	5.0%
Ultimate year health care cost trend rate is achieved	2023	2023	2022
A one-percentage-point increase (decrease) in the assumed health care cost trend rates has the following effects on postretirement obligations at January 2, 2016 (in thousands):

	1% Increase	1% Decrease
Increase (decrease) in accumulated postretirement benefit obligation	$174	$(152)
Increase (decrease) in aggregate service and interest cost	8	(7)
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
The Company’s financial objectives with respect to its pension plan assets are to provide growth, income from plan assets and benefits to its plan participants. The investment portfolio is designed to maximize investment returns within reasonable and prudent levels of risk, and to maintain sufficient liquidity to meet benefit obligations on a timely basis. The expected return on plan assets takes into consideration expected long-term inflation, historical returns and estimated future long-term returns based on capital market assumptions applied to the asset allocation strategy. The expected return on plan assets assumption considers asset returns over a full market cycle. For Domestic Plans, allocations were previously targeted at 60% equities, 35% fixed income and 5% cash and cash equivalents. During 2015, the Company voted and approved to establish target allocations of 60% equities and 40% fixed income. For Foreign Plans, allocations were previously targeted at 60% equities and 40% fixed income. However, in 2014, the Company restructured the Foreign Plans, establishing new target allocations of 30% equity and 70% fixed income in an effort to reduce plan exposure to the volatility of equity investments in favor of long-term fixed income. To attain these new target allocations, the Company has adopted a transition methodology, which uses a combination of interest rate changes and passage of time until the targeted allocation percentages are reached.
The fair values of Domestic Plan assets as of January 2, 2016 by asset category are (in thousands):

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mutual funds	$—	$57,925	$—	$57,925
Money funds	—	1,663	—	1,663
Cash	50	—	—	50
Total	$50	$59,588	$—	$59,638

The fair values of Domestic Plan assets as of January 3, 2015 by asset category are (in thousands):

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	$35,172	$—	$—	$35,172
Mutual funds	—	9,494	—	9,494
Government securities	—	11,532	—	11,532
Money funds	—	2,390	—	2,390
Cash	43	—	—	43
Total	$35,215	$23,416	$—	$58,631
The fair values of Foreign Plan assets as of January 2, 2016 by asset category are (in thousands):

	January 2, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled funds	$—	$64,740	$—	$64,740
Total	$—	$64,740	$—	$64,740
The fair values of Foreign Plan assets as of January 3, 2015 by asset category are (in thousands):

	January 3, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Pooled funds	$—	$70,420	$—	$70,420
Cash	2	—	—	2
Total	$2	$70,420	$—	$70,422
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

Estimated future benefit payments are as follows (in thousands):

	Pension Plans		OPEB Plans
	Domestic Plans	Foreign Plans	Gross	Medicare Prescription Drug Subsidy
2016	$3,664	$2,692	$306	$(30)
2017	3,807	2,810	291	(31)
2018	3,925	2,914	274	(31)
2019	4,150	2,977	263	(31)
2020	4,293	3,196	240	(30)
2021 — 2025	23,799	17,939	1,004	(128)
While the Company does not anticipate that contributions will be required for the Domestic Plans for 2016, they do expect to make cash and non-cash contributions of $4.5 million and $0.3 million to the Foreign Plans and OPEB Plans, respectively, in 2016. Although a decline in market conditions, changes in current pension law and uncertainties regarding significant assumptions used in the actuarial valuations may have a material impact on future required contributions to the Company’s pension plans, the Company currently does not expect funding requirements to have a material adverse impact on current or future liquidity.
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
16. LEASE COMMITMENTS
Commitments for future minimum lease payments under non-cancelable operating leases, principally for manufacturing and distribution facilities and certain equipment, are as follows (in thousands):

2016	$36,893
2017	32,442
2018	26,243
2019	20,016
2020	11,492
Thereafter	15,102
Total future minimum lease payments	$142,188
Lease expense was $39.1 million, $39.2 million and $39.8 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. The Company’s facility lease agreements typically contain renewal options.
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (the “NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly-owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with the NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with the NJDEP. Under the remediation agreement, the NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of January 2, 2016. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
18. BUSINESS SEGMENTS
The Company is in the business of manufacturing and distributing exterior residential building products. The Company has a single operating segment and a single reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Vinyl windows	$419,885	$401,550	$369,869
Vinyl siding products	200,518	213,949	216,872
Metal products	148,747	155,464	166,602
Third-party manufactured products	286,173	296,927	314,408
Other products and services	129,646	119,083	101,847
	$1,184,969	$1,186,973	$1,169,598
The Company operates principally in the U.S. and Canada. Net sales and long-lived assets by country were determined based on the location of the selling subsidiary as follows (in thousands):

	Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net Sales:
United States	$980,559	$965,739	$950,977
Canada	204,410	221,234	218,621
	$1,184,969	$1,186,973	$1,169,598

	January 2, 2016	January 3, 2015
Long-lived Assets:
United States	$66,580	$64,451
Canada	24,214	29,449
	$90,794	$93,900
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2016
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,356	$—	$152	$886	$—	$9,394
Accounts receivable, net	103,506	—	6,903	16,634	—	127,043
Intercompany receivables	352,323	—	67,591	1,794	(421,708)	—
Inventories	88,440	—	5,527	29,407	—	123,374
Income taxes receivable	—	—	178	1,434	—	1,612
Deferred income taxes	243	—	1,258	1	—	1,502
Prepaid expenses and other current assets	12,114	—	955	1,094	—	14,163
Total current assets	564,982	—	82,564	51,250	(421,708)	277,088
Property, plant and equipment, net	65,277	—	1,303	24,214	—	90,794
Goodwill	203,841	—	16,713	82,354	—	302,908
Other intangible assets, net	285,115	—	32,633	80,205	—	397,953
Intercompany receivable	—	832,684	—	—	(832,684)	—
Other assets	12,249	—	1	1,020	—	13,270
Total assets	$1,131,464	$832,684	$133,214	$239,043	$(1,254,392)	$1,082,013

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$68,213	$—	$4,183	$19,167	$—	$91,563
Intercompany payables	1,794	—	—	419,914	(421,708)	—
Accrued liabilities	71,446	—	4,876	7,308	—	83,630
Deferred income taxes	—	—	—	436	—	436
Income taxes payable	36	—	—	—	—	36
Total current liabilities	141,489	—	9,059	446,825	(421,708)	175,665
Deferred income taxes	50,147	—	11,920	20,035	—	82,102
Other liabilities	76,641	—	19,676	16,806	—	113,123
Deficit in subsidiaries	153,964	—	246,523	—	(400,487)	—
Long-term debt	923,584	832,684	—	1,900	(832,684)	925,484
Member’s deficit	(214,361)	—	(153,964)	(246,523)	400,487	(214,361)
Total liabilities and member’s deficit	$1,131,464	$832,684	$133,214	$239,043	$(1,254,392)	$1,082,013

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Year Ended January 2, 2016
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$949,796	$—	$138,927	$247,335	$(151,089)	$1,184,969
Cost of sales	733,380	—	125,611	200,873	(151,089)	908,775
Gross profit	216,416	—	13,316	46,462	—	276,194
Selling, general and administrative expenses	188,785	—	7,039	43,966	—	239,790
Restructuring costs	1,837	—	—	—	—	1,837
Income from operations	25,794	—	6,277	2,496	—	34,567
Interest expense, net	82,754	—	—	740	—	83,494
Foreign currency loss	—	—	—	1,878	—	1,878
(Loss) income before income taxes	(56,960)	—	6,277	(122)	—	(50,805)
Income tax (benefit) expense	(1,637)	—	760	184	—	(693)
(Loss) income before equity income (loss) from subsidiaries	(55,323)	—	5,517	(306)	—	(50,112)
Equity income (loss) from subsidiaries	5,211	—	(306)	—	(4,905)	—
Net (loss) income	$(50,112)	$—	$5,211	$(306)	$(4,905)	$(50,112)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	4,880	—	739	174	(913)	4,880
Foreign currency translation adjustments, net of tax	(31,164)	—	(31,164)	(31,164)	62,328	(31,164)
Total comprehensive loss	$(76,396)	$—	$(25,214)	$(31,296)	$56,510	$(76,396)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended January 2, 2016
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(39,538)	$—	$22,373	$13,742	$—	$(3,423)
INVESTING ACTIVITIES
Capital expenditures	(14,647)	—	(163)	(1,763)	—	(16,573)
Proceeds from the sale of assets	150	—	—	2	—	152
Payments on loans to affiliates	—	—	(22,058)	(25,000)	47,058	—
Receipts on loans to affiliates	2,000	—	—	17,500	(19,500)	—
Net cash used in investing activities	(12,497)	—	(22,221)	(9,261)	27,558	(16,421)
FINANCING ACTIVITIES
Borrowings under ABL facilities	111,300	—	—	76,031	—	187,331
Payments under ABL facilities	(86,400)	—	—	(77,553)	—	(163,953)
Borrowings from affiliates	47,058	—	—	—	(47,058)	—
Repayments to affiliates	(17,500)	—	—	(2,000)	19,500	—
Net cash provided by (used in) financing activities	54,458	—	—	(3,522)	(27,558)	23,378
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(103)	—	(103)
Increase in cash and cash equivalents	2,423	—	152	856	—	3,431
Cash and cash equivalents at beginning of year	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of year	$8,356	$—	$152	$886	$—	$9,394

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Year Ended January 3, 2015
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$933,837	$—	$155,953	$276,822	$(179,639)	$1,186,973
Cost of sales	758,858	—	143,315	220,885	(179,639)	943,419
Gross profit	174,979	—	12,638	55,937	—	243,554
Selling, general and administrative expenses	199,298	—	4,678	43,638	—	247,614
Impairment of goodwill	96,801	—	8,850	38,508	—	144,159
Impairment of other intangible assets	54,600	—	11,721	23,366	—	89,687
Restructuring costs	(331)	—	—	—	—	(331)
Loss from operations	(175,389)	—	(12,611)	(49,575)	—	(237,575)
Interest expense, net	80,991	—	—	1,536	—	82,527
Foreign currency loss	—	—	—	788	—	788
Loss before income taxes	(256,380)	—	(12,611)	(51,899)	—	(320,890)
Income tax benefit	(23,340)	—	(587)	(3,274)	—	(27,201)
Loss before equity loss from subsidiaries	(233,040)	—	(12,024)	(48,625)	—	(293,689)
Equity loss from subsidiaries	(60,649)	—	(48,625)	—	109,274	—
Net loss	$(293,689)	$—	$(60,649)	$(48,625)	$109,274	$(293,689)
Other comprehensive loss:
Pension and other postretirement benefit adjustments, net of tax	(20,268)	—	(8,252)	(5,889)	14,141	(20,268)
Foreign currency translation adjustments, net of tax	(22,439)	—	(22,439)	(22,439)	44,878	(22,439)
Total comprehensive loss	$(336,396)	$—	$(91,340)	$(76,953)	$168,293	$(336,396)

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Year Ended December 28, 2013
(In thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,063	$—	$(14,211)	$12,401	$—	$253
INVESTING ACTIVITIES
Capital expenditures	(10,926)	—	(56)	(720)	—	(11,702)
Proceeds from sale of assets	56	—	—	4	—	60
Supply Center acquisition	(348)	—	—	—	—	(348)
Payments on loans to affiliates	(20,000)	—	—	—	20,000	—
Receipts on loans to affiliates	11,500	—	14,267	—	(25,767)	—
Net cash (used in) provided by investing activities	(19,718)	—	14,211	(716)	(5,767)	(11,990)
FINANCING ACTIVITIES
Borrowings under ABL facilities	99,891	—	—	48,970	—	148,861
Payments under ABL facilities	(169,391)	—	—	(57,470)	—	(226,861)
Borrowings from affiliates	—	—	—	20,000	(20,000)	—
Repayments to affiliates	(14,267)	—	—	(11,500)	25,767	—
Equity contribution from parent	742	—	—	—	—	742
Issuance of Senior Secured Notes	106,000	—	—	—	—	106,000
Financing costs	(5,074)	—	—	(475)	—	(5,549)
Net cash provided by (used in) financing activities	17,901	—	—	(475)	5,767	23,193
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(235)	—	(235)
Increase in cash and cash equivalents	246	—	—	10,975	—	11,221
Cash and cash equivalents at beginning of year	7,320	—	—	2,274	—	9,594
Cash and cash equivalents at end of year	$7,566	$—	$—	$13,249	$—	$20,815

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework 2013.” Based on this assessment and subject to the limitations described above, management, including our Chief Executive Officer and Chief Financial Officer, has determined that our internal control over financial reporting was effective as of January 2, 2016.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information about the directors and executive officers of Associated Materials Group, Inc. (“Parent”), our indirect parent company, and us as of March 22, 2016:

Name	Age	Position(s)
Brian C. Strauss	50	President and Chief Executive Officer and Director
Scott F. Stephens	46	Executive Vice President and Chief Financial Officer
William L. Topper	59	Executive Vice President, Operations
Curtis J. Dobler	51	Executive Vice President and Chief Human Resources Officer
David L. King	57	Senior Vice President and Chief Commercial Officer, Direct Sales
Stephen E. DeMay	51	Senior Vice President, U.S. Distribution Sales
Dana A. Schindler	49	Senior Vice President and Chief Marketing Officer
Kenneth James	64	General Counsel and Secretary
Adam D. Casebere	40	Senior Vice President, US Supply Center Operations
Philippe Bourbonniere	46	Senior Vice President, Canada Distribution
Erik D. Ragatz	43	Director, Chairman of the Board of Directors
Lawrence M. Blackburn	61	Director
Charles A. Carroll	66	Director
Adam B. Durrett	35	Director
Dana R. Snyder	69	Director
Set forth below is a brief description of the business experience of the directors and executive officers. All of the officers serve at the discretion of Parent’s board of directors.
Brian C. Strauss, Age 50. Mr. Strauss was appointed by the Board of Directors as President and Chief Executive Officer and Director on May 5, 2014. Before joining the Company, Mr. Strauss served as President and Chief Executive Officer of Henry Company, a manufacturer of building materials and performance additives, from 2007 to April 2014. Prior to working for Henry Company, Mr. Strauss served as President of Covalence Specialty Materials Corp. and its predecessor Tyco Plastics from 2003 to 2006. From 1995 to 2003, Mr. Strauss held various management positions and commercial roles at Honeywell International Inc. and its predecessor Allied Signal Inc., lastly serving as Vice President and General Manager of the Energy Strategic Business Enterprise within Honeywell’s Industry Solutions business. Mr. Strauss’ prior executive management experience and knowledge of manufacturing operations and the building products industry make him well-qualified to serve as President and Chief Executive Officer and as a member of the Board of Directors.
Scott F. Stephens, Age 46. Mr. Stephens was appointed Executive Vice President and Chief Financial Officer on October 14, 2014. Before joining the Company, Mr. Stephens served as Vice President and Chief Financial Officer of A.M. Castle & Co., a global distributor of specialty metal and plastic products and supply chain solutions, from 2008 to 2014. Mr. Stephens also served as Chief Financial Officer of Lawson Products, Inc., an industrial distributor of maintenance and repair products from 2006 to 2008, and as Senior Vice President and Chief Financial Officer of Lawson Products from 2004 to 2006.
William L. Topper, Age 59. Mr. Topper was appointed Executive Vice President, Operations on July 14, 2014. Before joining the Company, Mr. Topper served as Senior Vice President, Operations of Goodman Global, Inc., a manufacturer of heating, ventilation and air conditioning products, from April 2002 to December 2011. Prior to joining Goodman Global, Mr. Topper spent 28 years with Electrolux (Frigidaire), where he had responsibility for all domestic refrigeration production.
Curtis J. Dobler, Age 51. Mr. Dobler has been our Executive Vice President and Chief Human Resources Officer since August 10, 2015.  Before joining us, Mr. Dobler spent thirteen years with Honeywell.  In his most recent role, he was VP, Human Resources for the global supply chain organization in Honeywell’s Automation & Control Solutions business group.  Prior to that role, Mr. Dobler was VP, Human Resources for Honeywell’s global Environmental & Combustion Control business from 2009 to 2014 and VP, Human Resources for Honeywell’s global Sensing and Controls business from 2005 to 2009.  Earlier in his Honeywell career, Mr. Dobler held various roles of increasing responsibility in Human Resources within the Aerospace and Automotive groups.

David L. King, Age 57. Mr. King has been Senior Vice President and Chief Commercial Officer, Direct Sales since November 1, 2013. Mr. King has been with the Company for 17 years, previously serving as Senior Vice President of Direct Sales from February 2013 to October 2013. Mr. King was Senior Vice President, AMI Sales from 2008 to 2013 and prior to 2008, served as Vice President, National Credit Manager.
Stephen E. DeMay, Age 51. Mr. DeMay has been Senior Vice President, U.S, Distribution Sales since July 9, 2015. Before joining us, Mr. DeMay was Vice President of Sales for North America at Formica North America, a division of Fletcher Building Group based in Auckland, New Zealand. Prior to Formica, Mr. DeMay spent 13 years with Lafarge North America. a $3.9 billion division of Lafarge SA. In his most recent role, he was Vice President Sales, North America Gypsum Division where he was responsible for all North America gypsum board and compound sales. Earlier in his career, Mr. DeMay held a variety of sales roles within Goodyear Tire and Rubber, Armstrong World Industries, Dal-Tile and Florida Tile Industries.
Dana A. Schindler, Age 49. Mrs. Schindler has been Senior Vice President and Chief Marketing Officer since November 1, 2013. Mrs. Schindler has been with the Company since 2000 and has held various positions within the marketing organization, most recently as Vice President of Marketing.
Kenneth James, Age 64. Mr. James has been General Counsel since May 15, 2013. Before joining the Company, Mr. James served as Senior Counsel and Deputy General Counsel at Pernod Ricard USA, LLC from 2006 through 2012. Mr. James was a principal of The James Group from 2004 to 2006. Mr. James also served as Vice President and Assistant General Counsel for Diageo North, Inc. from 2000 to 2003, and as Counsel with General Electric Company, Lighting Business Group from 1990 to 2000.
Adam D. Casebere, Age 40. Mr. Casebere was named Senior Vice President, US Supply Center Operations on February 11, 2015. Mr. Casebere has been with the Company since 1999 and has held various positions within the Supply Center organization, most recently as Vice President, US Supply Center Operations.
Philippe Bourbonniere, Age 46. Mr. Bourbonniere was named Senior Vice President, Canada Distribution on November 21, 2014, having served as Eastern Regional Manager for Gentek Canada since joining the Company in August 2013. Previously, Mr. Bourbonniere was the General Manager, Canada/U.S. for MPS Micropaint Canada, Ltd in 2012 and 2013. Mr. Bourbonniere also served as General Manager of Business Development with Noble (Rona) in 2010 and 2011. From 2002 to 2010, Mr. Bourbonniere held various positions at Hilti, most recently as Regional Manager for the civil and residential markets.
Erik D. Ragatz, Age 43. Mr. Ragatz has been a director and the Chairman of the Board of Directors since October 2010. Mr. Ragatz has also served as Chairman of the Compensation Committee and member of the Audit Committee during this time. Mr. Ragatz is a Managing Director at Hellman & Friedman LLC. Mr. Ragatz joined Hellman & Friedman LLC in September 2001 and has served as a Managing Director since January 2008. Since August 2014, Mr. Ragatz has served as Director, Chairman of the Board of Directors, Chairman of the Compensation Committee and member of the Audit Committee of ABRA Auto Body & Glass. Since October 2014, Mr. Ragatz has served as Director, Chairman of the Board of Directors, Chairman of the Compensation Committee and member of the Audit Committee of Grocery Outlet Inc. From February 2008 until November 2012, Mr. Ragatz served as Director and member of the Compensation Committee of Goodman Global Group, Inc. In addition, Mr. Ragatz served as Chairman of the Board of Directors from March 2009 until November 2012 and Chairman of the Audit Committee from February 2008 until May 2011 and then from January to November 2012. Previously, Mr. Ragatz was a member of the Board of Directors of Texas Genco, LLC, Sheridan Holdings, Inc. and LPL Investment Holdings, Inc. As a member of the Board of Directors, Mr. Ragatz contributes his financial and capital markets expertise and draws on his years of experience with Hellman & Friedman LLC. Mr. Ragatz also brings his insight into the proper functioning and role of corporate boards of directors, gained through his years of service on the boards of directors of Hellman & Friedman LLC’s portfolio companies.
Lawrence M. Blackburn, Age 61. Mr. Blackburn has been a director since September 2013. Mr. Blackburn has served as Executive Vice President and Chief Financial Officer of Goodman Global, Inc. since September 2001. Before joining Goodman Global, Inc., Mr. Blackburn served as Vice President and Chief Financial Officer of Amana Appliances from February 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From April 1983 to August 1999, Mr. Blackburn was with Newell Rubbermaid, Inc. and previously Rubbermaid, Inc., where he had most recently been President and General Manager of its wholly-owned subsidiary, Little Tikes Commercial Play Systems, Inc. Mr. Blackburn was previously a member of the board of directors of Goodman Global Group, Inc. As a member of the Board, Mr. Blackburn contributes significant industry-specific experience and financial expertise based on his years of senior executive experience and his service on other company boards, which make him well-qualified to serve as a member of the Board of Directors.

Charles A. Carroll, Age 66. Mr. Carroll has been a director since October 2010. Mr. Carroll served as President and Chief Executive Officer of Goodman Global, Inc. from September 2001 to April 2008. Before joining Goodman Global, Inc., Mr. Carroll served as President and Chief Executive Officer of Amana Appliances from January 2000 to July 2001, when substantially all of the assets of Amana Appliances were acquired by Maytag Corporation. From 1971 to March 1999, Mr. Carroll was employed by Rubbermaid, Inc. where, from 1993, he held the position of President and Chief Operating Officer and was a member of the board of directors. Mr. Carroll was previously a member of the board of directors of Goodman Global Group, Inc. Mr. Carroll contributes his knowledge of the building products industry, as well as substantial experience developing corporate strategy and assessing emerging industry trends and business operations, which make him well-qualified to serve as a member of the Board of Directors.
Adam B. Durrett, Age 35. Mr. Durrett has been a director since October 2010. Mr. Durrett is a Director at Hellman & Friedman LLC. Before joining Hellman & Friedman LLC in 2005, Mr. Durrett worked in the Media and Telecommunications Mergers and Acquisitions Department of Morgan Stanley & Co. in New York from 2003 to 2005. In addition, Mr. Durrett currently serves on the board of Edelman Financial, L.P. and was a member of the Grosvenor Capital Management LP Advisory Board during 2011. As a member of the Board of Directors, Mr. Durrett contributes his financial expertise and draws on his years of experience with Hellman & Friedman LLC and in other financial positions.
Dana R. Snyder, Age 69. Mr. Snyder has been a director since November 2010. From December 2004 to October 2010, Mr. Snyder served as a director of AMH Holdings II, Inc. Mr. Snyder also served as the Company’s Interim Chief Executive Officer from January 2014 through May 2014 and from June 2011 through September 2011 and Interim President and Chief Executive Officer from July 2006 through September 2006. Previously, Mr. Snyder was an executive with Ply Gem Industries, Inc. and The Stolle Corporation and served on the board of directors of Werner Ladder from 2004 to 2007. Mr. Snyder’s valuable experience in general management, manufacturing operations, sales and marketing, as well as cost reduction and acquisitions, adds value and extensive knowledge regarding our industry and evaluation of certain strategic alternatives. In addition, Mr. Snyder has experience evaluating the financial and operational performance of companies within the building products industry. Mr. Snyder’s service as the Company’s Interim Chief Executive Officer provides him with an understanding of the financial and business issues relevant to us and makes him well-qualified to serve as a member of the Board of Directors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
As Associated Materials LLC does not have a class of securities registered pursuant to Section 12 of the Exchange Act, none of its directors, officers or stockholders is subject to the reporting requirements of Section 16(a) of the Exchange Act.
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
ITEM 11. EXECUTIVE COMPENSATION
Named Executive Officers
For the fiscal year ended January 2, 2016, (the “2015 fiscal year”), the following individuals were our named executive officers:

Name	Title(s)
Brian C. Strauss	President and Chief Executive Officer
Scott F. Stephens	Executive Vice President and Chief Financial Officer
William L. Topper	Executive Vice President, Operations
Curtis J. Dobler	Executive Vice President and Chief Human Resources Officer
David L. King	Senior Vice President and Chief Commercial Officer, Direct Sales
James T. Kenyon	Former Senior Vice President and Chief Human Resources Officer
Objectives of Our Executive Compensation Program
The goals of our executive compensation program are to: (1) attract and retain key executives, (2) align executive pay with corporate goals and (3) encourage a long-term commitment to enhance equity value.
Our primary key performance indicator is EBITDA. We utilize EBITDA as the primary measure of our financial performance. Accordingly, our compensation programs are primarily designed to reward executives for driving growth of our EBITDA, which we believe corresponds to the enhancement of equity value. “EBITDA,” as used in our annual incentive bonus program for the 2015 fiscal year and for purposes of establishing the vesting targets for performance vesting stock options, has the same meaning as “Adjusted EBITDA” as presented elsewhere in this report. For this purpose, EBITDA does not include the run-rate cost savings add-back allowable under the ABL facilities and the Indenture and may be subject to additional adjustments as made in good faith by the Compensation Committee of our board of directors (the “Committee”) for non-recurring or unusual transactions such as acquisitions or dispositions of assets outside the ordinary course of business.
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
Periodically, our Executive Vice President and Chief Human Resources Officer (“CHRO”) and our CEO conduct an assessment of each executive’s (other than the CEO’s) performance for the immediately preceding year. Following this assessment, our CEO presents recommendations to the Committee regarding base salary increases and any other proposed changes in the compensation of the executives, excluding himself. The Committee reviews these performance assessments and recommendations, and either approves these recommendations or adjusts such recommendations as it determines to be appropriate in its sole discretion in making changes to the compensation of any executive. Our CHRO also provides our CEO and the Committee with input regarding our annual bonus plan (as discussed below) and equity grants for executives, including but not limited to, recommendations regarding eligibility for such grants and the size of the applicable grant (determined as a percentage of base salary). Although our CEO and CHRO generally attend meetings of the Committee, each recuses himself from those portions of the meetings related to his compensation. In addition, our CEO provides input to the Committee with respect to setting the EBITDA targets under our annual bonus program and the other operating metrics under the annual bonus program are mutually agreed by the Committee and our CEO.
The Committee is exclusively responsible for determining any base salary increases for our CEO and for making any other compensation decisions with respect to our CEO. In making any such compensation decisions, the Committee has historically considered any relevant data from publicly available sources and its own assessment of the performance of our CEO for the preceding year.

Base Salary
Base salaries are determined based on (1) a review of salary ranges for similar positions at companies of similar size based on annual revenues, (2) the specific experience level of the executive and (3) expected contributions by the executive toward organizational goals. Annually, the Committee reviews base salaries of executives to ensure that, along with all other compensation, base salaries continue to be competitive with respect to similarly sized companies. As described above, the Committee may also award annual increases in base salary based upon the executive’s individual contributions and performance during the prior year. The base salaries of executives hired in 2015, included the base salary for Mr. Dobler, which was determined as a result of negotiations with such executive in connection with his commencement of employment with us and the Committee’s subjective judgment (based on the experience of its members) as to what a competitive salary would be for his position. Additionally, Mr. King’s annual base salary was increased from $250,000 to $270,000 in 2015.
Bonus Awards
Discretionary bonus awards encompass any bonus provided outside of the annual incentive bonus program discussed below. Typical bonus awards include awards used to attract executives to us, such as signing bonuses or bonuses that guarantee a fixed or minimum payout as compared to a payout under the annual incentive bonus program based upon the achievement of defined performance goals. Bonus awards can also be awarded at the discretion of the Board of Directors to recognize extraordinary achievements or contributions by our executives. As an incentive for Mr. Dobler to commence employment with us, his employment agreement provided for a one-time signing bonus of $100,000. We also agreed to pay Mr. King a guaranteed target bonus of $162,000 in respect of the 2015 fiscal year. In addition, Messrs. Strauss, Stephens, Topper, and Dobler each received a special discretionary bonus of $245,823, $130,593, $130,593, and $40,931, respectively, to reward them for their efforts for the 2015 fiscal year.
Annual Incentive Bonus
For each fiscal year, the executives’ annual incentive bonuses are determined as a percentage of their base salaries (with a target bonus percentage set forth in each executive’s employment agreement), based on the achievement of the applicable performance goals.
2015 Fiscal Year Annual Bonus Program. One hundred percent (100%) of the total target bonus for the 2015 fiscal year is based on achieving an EBITDA performance goal. Each year, the Committee establishes EBITDA performance goals, including threshold, target, and maximum performance goals. The EBITDA performance goals are established by the Committee, giving consideration to our prior fiscal year performance, expected growth in EBITDA, market conditions that may impact results, and a review of the budget prepared by management. The EBITDA performance goals are established to motivate superior performance by management to achieve challenging targets and results that are deemed to be in the best interest of us and our stockholders and to tie their interest to meeting and exceeding our established financial goals. Failure to achieve the internal EBITDA performance goals is not necessarily an indication of our financial performance or our financial condition. If the EBITDA results for the period in question are between either the threshold and target performance goals or target and maximum performance goals, linear interpolation is used to calculate the portion of the incentive bonus payout that is based on the achievement of the EBITDA performance goal. As described above under the heading, “— Objectives of Our Executive Compensation Program,” EBITDA excludes the adjustment for run-rate cost savings and may be adjusted by the Committee, at its discretion, for non-recurring or unusual transactions, which may not otherwise be included as an adjustment to derive our Adjusted EBITDA as presented elsewhere in this report.
The threshold, target and maximum EBITDA performance goals for the 2015 fiscal year were $81.5 million, $89.5 million and $106.5 million, respectively. EBITDA for 2015 was $84.6 million calculated on the same basis as Adjusted EBITDA for the 2014 fiscal year excluding run-rate cost savings of $4.9 million (as presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” and elsewhere in this report), and $0.8 million in other normalizing adjustments, in accordance with the Committee’s discretion in permitting adjustments for non-recurring or unusual transactions as permitted under the Amended and Restated Revolving Credit Agreement governing our ABL facilities and the Indenture.
For the 2015 fiscal year, EBITDA was $84.6 million which exceeded the $81.5 million threshold and represented 94.5% of target. Accordingly, the following payments of target bonus have been approved to be paid to Messrs. Strauss, Stephens, Topper, and Dobler in the amounts of $354,177, $188,157, $188,157, and $58,973, respectively.

For the 2015 fiscal year, the threshold, target and maximum bonuses that could have been earned by each of our named executive officers (expressed as a percentage of base salary and based on the bonus they could have earned for the full year), are set forth below:

	2015 Annual Incentive Bonus Payout Percentage
Name	Threshold	Target	Maximum
Brian C. Strauss	33%	100%	300%
Scott F. Stephens	25%	75%	225%
William L. Topper	25%	75%	225%
Curtis J. Dobler	25%	75%	225%
David L. King (1)	20%	60%	180%
James T. Kenyon	20%	60%	180%

(1)	For the 2015 fiscal year, Mr. King was guaranteed for a bonus equal to 60% of his annual current salary as part of his 2015 employment agreement.
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
In connection with Mr. Dobler’s commencement of employment with us on August 10, 2015, Parent granted Mr. Dobler an option to purchase 320,000 shares of Parent common stock subject to time-based vesting and 80,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The time-based vesting options will be subject to time-based vesting over a five-year period, and the performance-based vesting options will be subject to performance-based vesting conditions, based on the attainment of annual adjusted EBITDA goals over a five-year period from fiscal years 2015 through 2019. Fifty percent of the total number of options granted have an exercise price equal to the grant date fair market value of the underlying shares of common stock and the remaining fifty percent of the total number of options granted have an exercise price equal to $0.55.
Parent granted Mr. King an option to purchase 80,000 shares of Parent common stock subject to time-based vesting and 20,000 shares subject to performance-based vesting pursuant to Parent’s 2010 Stock Incentive Plan. The time-based vesting options will be subject to time-based vesting over a five-year period, and the performance-based vesting options will be subject to performance-based vesting conditions, based on the attainment of annual adjusted EBITDA goals over a five-year period from fiscal years 2016 through 2020. The options granted have an exercise price equal to the grant date fair market value of the underlying shares of common stock, which was $0.55 per share.
On June 25, 2015, the Committee modified outstanding time-based and performance-based vesting options to purchase shares of Parent common stock held by eligible participants which were scheduled to vest after March 31, 2014 (including options held by Messrs. Strauss, Stephens, Topper and King), to reduce the exercise price of such options by $4.49 (but not below the fair market value of a share of Parent common stock at the time of such amendment). The number of time-based and performance-based options repriced was 4.5 million, with a weighted average exercise price prior to repricing of $9.23 per award. Such options were held by 17 employees.
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

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards		Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total

Brian C. Strauss	2015	$600,000	$600,000	$—		$—	$—	—	$63,240	(4)	$1,263,240
President and Chief Executive Officer	2014	$395,769	$178,100	$—		$—	$—	—	$41,657		$615,526
Scott F. Stephens	2015	425,004	318,750	—		—	—	—	47,112	(4)	790,866
Executive Vice President and Chief Financial Officer	2014	91,812	293,116	—		—	—	—	10,240		395,168
William L. Topper	2015	425,000	318,750	—		—	—	—	67,741	(4)	811,491
Executive Vice President, Operations	2014	198,063	148,459	—		—	—	—	26,379		372,901
Curtis J. Dobler	2015	134,039	199,904	—		—	—	—	109,012	(4)	442,955
Executive Vice President and Chief Human Resources Officer (7)
David L. King	2015	251,669	162,000	—		—	—	—	6,985		420,654
Senior Vice President and Chief Commercial Officer, Direct Sales	2014	250,002	12,500	—		—	—	9,075	18,639		281,141
	2013	250,002	—	—		—	13,160	—	13,748		276,910
James T. Kenyon	2015	163,590	57,906	2,970	(6)	—	—	—	261,558	(5)	486,024
Former Senior Vice President and Chief Human Resources Officer (8)	2014	275,000	12,500	27,216		—	—	—	13,058		327,774
	2013	275,000	—	27,000		—	14,476	—	11,505		327,981

(1)
The amount represents the annual management incentive bonus granted by the Board in 2015. As an incentive for Mr. Dobler to commence employment with us, his employment agreement provided for a one-time signing bonus of $100,000. We also agreed to pay Mr. King a guaranteed target bonus of $162,000 in respect of the 2015 fiscal year. In addition, Messrs. Strauss, Stephens, Topper, and Dobler each received a special discretionary bonus of $245,823, $130,593, $130,593, and $40,931, respectively. The bonus for Mr. Kenyon was prorated for his time with the company in 2015.

(2)
Amounts reflect the dollar amount recognized for financial statement purposes in accordance with ASC718. The assumptions used in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these options is zero. Additional detail is provided below under the heading “Outstanding Equity Awards At Fiscal Year-End 2015.”

(3)	Amounts included in the column “Non-Equity Incentive Plan Compensation” reflect the annual cash incentive bonus approved by the Committee.

(4)
For Messrs. Strauss, Stephens, Topper, and Dobler, amounts include stipend to cover temporary living, airfare and other transportation expenses of 48,000, $44,000, 48,000 and 6,000, respectively. Mr. Dobler received $102,428 of moving expense reimbursements in 2015.

(5)	For Mr. Kenyon, such amount includes severance obligations accrued in 2015 of $236,320, of which $103,125 was paid in 2015. The remaining severance of $133,195 is expected to be paid in 2016.

(6)
In connection with the commencement of employment of Mr. Kenyon in June 2012, Mr. Kenyon was granted 27,000 shares of restricted stock, which vest over a five-year period (5,400 shares per year). In 2014, 5,400 shares of restricted stock vested with grant date fair value of $27,216. In 2015, 5,400 shares of restricted stock vested with an estimated market value of $2,970. The remaining 10,800 shares that had not vested were forfeited as of the date of his resignation.

(7)	Mr. Dobler was appointed Executive Vice President, Chief Human Resources Officer as of August 10, 2015.

(8)	On August 5, 2015, Mr. Kenyon resigned from his position as Senior Vice President and Chief Human Resources Officer.

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
Mr. Stephens
On October 14, 2014, we entered into an employment agreement with Mr. Stephens, pursuant to which he agreed to serve as our Executive Vice President and Chief Financial Officer. The initial term of Mr. Stephens’ employment is three years. Pursuant to his employment agreement, Mr. Stephens will receive an annual base salary of $425,000 and a one-time signing bonus of $225,000, and is eligible for an annual bonus with a target bonus opportunity equal to 75% of his base salary and a maximum bonus opportunity equal to 300% of his base salary. In addition, we will pay Mr. Stephens a monthly stipend of $4,000 to cover his monthly temporary living expenses and will reimburse Mr. Stephens for certain amounts in connection with his commuting to the Northeast Ohio area within 9 months of his employment commencement date.
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
Mr. Topper
On July 29, 2014, we entered into an employment agreement with Mr. Topper, pursuant to which he agreed to serve as our Executive Vice President, Operations. The initial term of Mr. Topper’s employment is four years. Pursuant to his employment agreement, Mr. Topper will receive an annual base salary of $425,000 and is eligible for an annual bonus with a target bonus opportunity equal to 75% of his base salary and a maximum bonus opportunity equal to 300% of his base salary. For the fiscal year 2014, Mr. Topper’s annual bonus will be guaranteed at 100% of the target bonus (prorated for the number of days he is employed in 2014). In addition, we will pay Mr. Topper a monthly stipend of $4,000 to cover his monthly temporary living expenses and will reimburse Mr. Topper for certain amounts in connection with his commuting to the Northeast Ohio area.
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
Mr. Dobler
On July 14, 2015, we entered into an employment agreement with Mr. Dobler, pursuant to which he agreed to serve as our Executive Vice President and Chief Human Resources Officer. The initial term of Mr. Dobler’s employment is three years. Pursuant to his employment agreement, Mr. Dobler will receive an annual base salary of $340,000 and is eligible for an annual bonus with a target bonus opportunity equal to 75% of his base salary and a maximum bonus opportunity equal to 225% of his base salary.
If Mr. Dobler’s employment is terminated by us without cause, he will be entitled to (i) his base salary for one year, payable in equal installments over twelve months, (ii) his incentive bonus, pro-rated for the year in which such termination occurs and in accordance with the terms of the employment agreement and (iii) continued medical and dental benefits for up to one year. The severance benefits are subject to Mr. Dobler’s execution of a general release in favor of us and our affiliates and Mr. Dobler’s continued compliance with the restrictive covenants in the employment agreement, and are capped to the extent such benefits would not be fully deductible by us for federal income tax purposes under Section 280G of the tax code or would give rise to a related excise tax on Mr. Dobler. Mr. Dobler will also be subject to restrictions on competition and solicitation of employees and customers during his employment with us and for a period of two years thereafter.
Mr. King
On October 13, 2010, we entered into an employment agreement with Mr. King, pursuant to which he agreed to serve as our Vice President, AMI Sales. The initial term of Mr. King’s employment was three years. On January 1, 2013, Mr. King’s employment agreement was amended in connection with his assumption of the Senior Vice President and Chief Commercial Officer, Direct Sales. On December 9, 2015, Mr. King’s employment agreement was further amended to increase his annual base salary from $250,000 to $270,000, to provide him an annual bonus target opportunity equal to 60% of his base salary and a maximum bonus opportunity equal to 180% of his base salary. The 2015 employment agreement amendment also provided that Mr. King’s annual bonus for each of fiscal years 2015 and 2016 will be guaranteed to be 60% of his then current annual base salary.
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

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity, plan-based awards made to our named executive officers during the 2015 fiscal year:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Share)	All Other Stock Awards: Number of Shares of Stock (#)	Fair Market Value on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#) (2)	Maximum (#)

Brian C. Strauss		198,000	600,000	1,800,000
	4/29/2015					80,000			0.55			—
Scott F. Stephens		106,250	318,750	956,250
	4/29/2015					30,000			0.55			—
William L. Topper		106,250	318,750	956,250
	4/29/2015					30,000			0.55			—
Curtis J. Dobler		26,808	99,904	241,271
	10/28/2015							320,000	0.55
	10/28/2015					16,000			0.55			—
David L. King		162,000	162,000	453,003
	4/29/2015					13,556			0.55			—
	12/9/2015							80,000	0.55
James T. Kenyon (5)		32,450	98,096	292,050
												—

(1)
The dollar amounts in the table above under “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” reflect the annual cash incentive bonuses that could be earned by each of our named executive officers upon the achievement of defined EBITDA performance goals and other operating metrics designed to measure short-term initiatives for 2015 at threshold, target and maximum levels of performance.

(2)
Numbers represent options granted in 2015 subject to performance-based vesting, including the tranche of previously granted performance-based options which are not considered granted in accordance with ASC 718 until the 2015 fiscal year adjusted EBITDA goal was established and communicated to the executives. The performance-based options vest upon the attainment of annual EBITDA-based performance targets. If the target for a given year is not achieved, the performance-based option may vest if the applicable EBITDA target is achieved in the next succeeding year. Additional detail is provided below under the heading “Outstanding Equity Awards at Fiscal Year-End 2015 — Associated Materials Group, Inc. 2010 Stock Incentive Plan.”

(3)
Numbers represent options granted in 2015 subject to time-based vesting. Each of the time-based options vest solely upon the executive’s continued service over a five year period. Additional detail is provided below under the heading “Outstanding Equity Awards at Fiscal Year-End 2015 — Associated Materials Group, Inc. 2010 Stock Incentive Plan.”

(4)
The dollar amount herein reflects the dollar amount recognized for financial statement reporting purposes for the 2015 fiscal year in accordance with ASC 718. The assumptions used by us in determining the grant date fair value of option awards and our general approach to our valuation methodology are set forth in Note 14 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data.” Note that for purposes of ASC 718, the grant date fair value of these option awards is zero. The stock underlying the options awarded by Parent is governed by the stockholders agreement of Parent. Stock purchased as a result of the exercise of options is subject to a call right by Parent, and as a result, other than in limited circumstances, stock issued upon the exercise of the option may be repurchased at the discretion of Parent. This repurchase feature results in no compensation expense recognized in connection with options granted by Parent, until such time as the exercise of the options could occur without repurchase of the shares by the Parent, which is only likely to occur upon a liquidity event, change in control or IPO.

(5)	Mr. Kenyon’s employment with the Company was terminated in 2015 and, as a result, all unvested equity awards were forfeited.

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
On June 25, 2015, the Board of Directors amended certain outstanding options to purchase shares of the Parent’s common stock that are scheduled to vest after March 31, 2014 (the “Eligible Options”) held by eligible participants, to reduce the exercise price of such Eligible Options by an amount equal to $4.49 per share, but in no event less than the then fair market value of a share of Parent’s common stock, which was $0.55. The number of Eligible Options repriced was 4.5 million to 17 employees, with a weighted average exercise price prior to repricing of $9.23.
In light of strong improvement in the business in 2015, the Board in its discretion elected to vest the performance options issued in 2015. The treatment of the vesting was as if the performance trigger had been achieved in 2015 and hence both the 2015 and 2014 performance option tranches were vested. Accordingly, Messrs. Strauss, Stephens, Topper, Dobler and King vested 160,000, 30,000, 60,000, 16,000 and 27,111 shares respectively. The tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual Adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with ASC 718. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2015

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised earned Options (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Brian C. Strauss	120,000	480,000	—	—	0.55	5/5/2024	—	—
	100,000	400,000	—	—	5.51	5/5/2024	—	—
	100,000	400,000	—	—	15.51	5/5/2024	—	—
	—	—	160,000	—	0.55	5/5/2024	—	—
Scott F. Stephens	45,000	180,000	—	—	0.55	10/14/2024	—	—
	75,000	300,000	—	—	5.51	10/14/2024	—	—
	—	—	30,000	—	0.55	10/14/2024	—	—
William L. Topper	45,000	180,000	—	—	0.55	7/14/2024	—	—
	75,000	300,000	—	—	5.51	7/14/2024	—	—
	—	—	60,000	—	5.04	7/14/2024	—	—
Curtis J. Dobler	—	320,000	—	—	0.55	10/28/2025	—	—
	—	—	16,000	—	0.55	10/28/2025	—	—
David L. King	20,333	—	—	—	10.00	10/13/2020	—	—
	16,944	—	—	—	20.00	10/13/2020	—	—
	16,944	—	—	—	30.00	10/13/2020	—	—
	81,332	—	—	—	5.00	10/13/2020	—	—
	67,776	—	—	—	10.00	10/13/2020	—	—
	67,776	—	—	—	20.00	10/13/2020	—	—
	40,666	—	—	—	0.55	10/13/2020	—	—
	33,888	—	—	—	5.51	10/13/2020	—	—
	33,888	—	—	—	15.51	10/13/2020	—	—
	—	—	13,555	—	10.00	10/13/2020	—	—
	—	—	—	27,110	5.00	10/13/2020	—	—
	—	—	27,111	—	0.55	10/13/2020	—	—
James T. Kenyon (3)	—	—	—	—	—	—	—	—

(1)
Eighty percent of the total number of options granted is subject to time-based vesting. Except for options re-priced in 2015 (where the exercise price was reduced by $4.49 but not below $0.55 for options vesting after March 31, 2014), of the total number of options granted, thirty percent have an exercise price equal to the grant date fair market value of the underlying Parent common stock; the remaining fifty percent of the total number of options granted have an exercise price equal to $10.00 or $20.00. Each of the time-based options vest solely upon the executive’s continued service over a five year period. The vesting accelerates in full if there is a change in control.

(2)
Twenty percent of the total number of options granted is subject to performance-based vesting. Except for options re-priced in 2015 (where the exercise price was reduced by $4.49 but not below $0.55 for options vesting after March 31, 2014), the performance-based options were granted with an exercise price equal to the grant date fair market value of the underlying stock and vest upon the attainment of EBITDA-based performance goals determined annually by the Board of Directors over a five-year period, subject to the executive’s continued service over such period. The 2011 tranche of performance-based awards granted or modified in 2011 are vested. The 2012 and 2013 tranches of performance-based awards granted were not vested as of January 2, 2016 since the goals for these fiscal years were not achieved. In light of strong improvement in the business in 2015, the Board in its discretion elected to vest the performance options issued in 2015. The treatment of the vesting was as if the performance trigger had been achieved in 2015 and hence both the 2015 and 2014 performance option tranches were vested. Accordingly, Messrs. Strauss, Stephens, Topper, Dobler and King vested 160,000, 30,000, 60,000, 16,000 and 27,111 shares respectively. The tranches of the performance-based awards are subject to vesting conditions based on the attainment of future annual Adjusted EBITDA goals determined by the Board within 90 days of the commencement of each fiscal year and are not considered granted until the future annual goals are communicated in accordance with ASC 718. If the goal for a given year is not achieved, the performance-based option may vest if the applicable EBITDA goal is achieved in the next succeeding year. In the event of a change in control, that portion of the performance-based option that was scheduled to vest in the year in which such change in control occurs and the portion that was scheduled to vest in any subsequent years shall become vested immediately prior to such change in control. If a liquidity event occurs (defined as the first to occur of either a change in control of us or an initial public offering of Parent common stock), any portion of the performance-based option that did not vest in any prior year because the applicable EBITDA target was not met will vest if and only if the H&F Investors receive a three times return on their initial cash investment in Parent.

(3)
Unvested options held by Mr. Kenyon were forfeited upon his resignation from the company on August 5, 2015. Vested options remained exercisable for 90 days after his resignation. As of January 2, 2016, he had not exercised any of the options and they were therefore forfeited as well.

OPTION EXERCISES AND STOCK VESTING IN FISCAL YEAR 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Brian C. Strauss	—	$—	—		$—
Scott F. Stephens	—	—	—		—
William L. Topper	—	—	—		—
Curtis J. Dobler	—	—	—		—
David L. King
James T. Kenyon			5,400	(1)	2,970	(1)

(1)
In connection with the commencement of employment of Mr. Kenyon in June 2012, he was granted 27,000 shares of restricted stock which vest over a five-year period (5,400 shares per year). During 2015, 5,400 shares of restricted stock vested with grant date fair value of $2,970.

PENSION BENEFITS
We do not maintain any pension plans which provide for payments or other benefits in connection with the retirement of current named executive officers except that Mr. King has vested pension benefit under the Alside Retirement Plan (the “Alside Plan”). As the Alside Plan was frozen on December 31, 1998, employees do not earn additional years of credited service after that time in determining the amount of benefits payable under the Alside Plan. Mr. King has earned 1.92 years of service with present value of accumulated benefit of $54,220.
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
NON-QUALIFIED DEFERRED COMPENSATION
In the fiscal year 2015, we did not maintain any non-qualified defined contribution except for the deferred stock units granted to Mr. Snyder as described below, or other deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Severance Benefits for Termination without Cause
On January 2, 2016, each of Messrs. Strauss, Stephens, Topper, Dobler and King was party to an employment agreement that provides for severance benefits in the event that we terminate the executive without cause (and other than due to death or disability) or, solely with respect to Mr. Strauss, he resigns for good reason, in each case at any time (without regard to whether such termination occurs following a change in control). Refer to the “Employment Agreements” section for an additional discussion regarding the employment agreements with our named executive officers.
The table below summarizes the severance benefits that would have been payable to our named executive officers in connection with a termination without cause (or Mr. Strauss resigned with good reason) had such event occurred on January 2, 2016.

	Severance Benefits
Name	Payments (1)	Benefits (2)	Total
Brian C. Strauss	$1,200,000	$13,080	$1,213,080
Scott F. Stephens	425,000	6,540	431,540
William L. Topper	425,000	6,540	431,540
Curtis J. Dobler	340,000	6,540	346,540
David L. King	432,000	6,540	438,540

(1)
Amounts represent the lump sum severance payable on termination in accordance with the terms of each executive’s individual employment agreement and are based on both the executive’s current base salary and the guaranteed bonus for the 2015 fiscal year which was not paid as of January 2, 2016.

(2)
Represents an estimate of the medical benefits, based on our current cost per employee, to which the executives would be entitled in the event of a change in control and termination in addition to amounts due for employee outplacement services.

On August 5, 2015, Mr. Kenyon resigned from his position as Senior Vice President and Chief Human Resources Officer with us, and we agreed to treat such resignation as a termination without cause. Pursuant to his employment agreement, we paid him the following severance benefits: (i) his base salary for twelve months, payable in equal installments, (ii) pro-rated incentive bonus for 2015 and (iii) continued medical and dental benefits for up to twelve months. Mr. Kenyon executed a release of claims in favor of us and we agreed to provide him with outplacement services in an amount not to exceed $14,000. We accrued severance payments in the amount of $178,415 in 2015. His severance is conditioned upon his continued compliance with the restrictions on competition and solicitation of employees and customers for the two year period following his termination.
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
Since the per share exercise price for the options that would become fully vested and exercisable upon a change in control is more than the estimated fair value of $0.55 per share of Parent common stock on January 2, 2016, there is no value attributable to the accelerated vesting of options held by our named executive officers if a change in control had occurred on January 2, 2016.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2015

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (1)
Erik D. Ragatz	$—	$—	$—	$—	$—	$—	$—
Lawrence M. Blackburn	90,000	35,482	—	—	—	—	125,482
Charles A. Carroll	70,000	35,482	—	—	—	—	105,482
Adam B. Durrett	—	—	—	—	—	—	—
Dana R. Snyder	70,000	30,000	—	—	—	—	100,000

(1)
Mr. Strauss, our President and CEO, is not included in this table as he was our employee in the fiscal year 2015 and thus received no compensation for his services as a director. The compensation received by Mr. Strauss is shown in the Summary Compensation Table.

(2)
As of January 2, 2016, Messrs. Blackburn and Carroll each held 187,588 shares of restricted stock of which 62,529 vested during 2015 leaving each with 125,059 shares that have not vested. Mr. Snyder held 163,636 shares of restricted stock and 23,953 shares of deferred stock, of which 54,545 and 6,000 vested during 2015 leaving 109,091 and 17,952 that have not vested.

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
Mr. Ragatz is a managing director of Hellman & Friedman. As of January 2, 2016, the H&F Investors control approximately 96% of the outstanding common stock of Parent. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, Related Transactions and Director Independence.”

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
The following table sets forth certain information as of March 22, 2016, regarding the beneficial ownership of Parent by:

•	each person known by us to own beneficially 5% or more of the outstanding voting preferred stock or voting common stock of Parent;

•	the directors and named executive officers of Parent and our Company; and

•	all directors and executive officers of Parent and our Company as a group.
We determined beneficial ownership in accordance with the rules of the SEC, which generally require inclusion of shares over which a person has voting or investment power. Share ownership in each case includes shares that may be acquired within 60 days as of March 22, 2016 through the exercise of any options or the conversion of convertible debt. Percentage of beneficial ownership is based on 55,975,647 shares of Parent common stock outstanding as of March 22, 2016. None of the shares of Parent common stock has been pledged as collateral. Except as otherwise indicated, the address for each of the named individuals is c/o Associated Materials, LLC, 3773 State Road, Cuyahoga Falls, Ohio 44223.

	Common Stock
	Number of Shares	% of Class
Investment funds affiliated with Hellman & Friedman LLC (1)	53,995,660	96.5%
Named Executive Officers and Directors
Brian C. Strauss (6)	480,000	*
Scott F. Stephens (7)	150,000	*
William L. Topper (8)	180,000	*
Curtis J. Dobler	—	*
David L. King (2)	357,845	*
James T. Kenyon (2)	16,200	*
Erik D. Ragatz (1)	—	*
Lawrence M. Blackburn (3)	187,588	*
Charles A. Carroll (4)	711,588	1.3%
Dana R. Snyder (5)	345,528	*
Adam B. Durrett (1)	—	*

All directors and executive officers as a group (11 persons) (9)	2,428,749	4.2%

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

(2)	Includes 311,771 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 22, 2016.

(3)	Includes 117,075 shares of restricted stock that have not vested as of or within 60 days of March 22, 2016.

(4)	Includes 111,075 shares of restricted stock that have not vested as of or within 60 days of March 22, 2016.

(5)	Includes 121,043 deferred stock units that have not vested as of or within 60 days of March 22, 2016.

(6)	Includes 480,000 shares of Parent common stock issuant pursuant to options that are exercisable as of or within 60 days of March 22, 2016.

(7)	Includes 150,000 shares of Parent common stock issuant pursuant to options that are exercisable as of or within 60 days of March 22, 2016.

(8)	Includes 180,000 shares of Parent common stock issuant pursuant to options that are exercisable as of or within 60 days of March 22, 2016.

(9)
Includes 1,121,771 shares of Parent common stock issuable pursuant to options that are exercisable as of or within 60 days of March 22, 2016, 228,150 shares of restricted stock and 121,043 deferred stock units that have not vested.

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
OTHER RELATIONSHIPS
HUB International
During the year ended January 2, 2016, we paid HUB International Midwest Limited, a portfolio company of investment funds affiliated with the H&F Investors, $0.1 million in connection with consulting services related to the placement and/or servicing of certain portions of our insurance coverage.
Other
Robert A. Schindler, the husband of Dana A. Schindler, our Senior Vice President and Chief Marketing Officer, is one of our employees and during the year ended January 2, 2016, we paid Mr. Schindler a base salary of $208,008 as well as management bonus compensation of $124,800.
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
DIRECTOR INDEPENDENCE
The Board of Directors has determined that Messrs. Ragatz, Blackburn, Carroll, Durrett and Snyder qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the Board of Directors for determining the independence of its directors. Mr. Strauss is not an independent director because of his employment as our President and CEO. Under the applicable listing standards, there are heightened requirements for determining whether the members of the Audit Committee of the Board of Directors are independent. The Board of Directors has determined that Mr. Blackburn qualifies as an independent member of the Audit Committee of the Board of Directors. Messrs. Durrett and Ragatz do not qualify as independent under the heightened independence requirements for audit committees. The Audit Committee of the Board of Directors is not comprised solely of independent members under the heightened independence requirements because we are a privately held company and not subject to applicable listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our Audit Committee adopted a policy to pre-approve all audit and non-audit services provided by its independent public accountants prior to the engagement of its independent public accountants with respect to such services. Under such policy, the Audit Committee may delegate one or more members who are independent directors of the Board of Directors to pre-approve the engagement of the independent public accountants. Such member must report all such pre-approvals to its entire Audit Committee at the next committee meeting. In accordance with such policy, the Audit Committee pre-approved the services described below under the captions Audit, Audit-Related Fees, Tax Fees and All Other Fees for fiscal years 2015 and 2014.
The following table sets forth the aggregate fees billed to us by our independent accountants, Deloitte & Touche LLP (“D&T”) for services rendered (in thousands):

	2015	2014
Audit Fees (1)	$941	$1,076
Audit-Related Fees (2)	4	—
Tax Fees (3)	82	102
All Other Fees (4)	3	3
Total Fees	$1,030	$1,181

(1)
Audit fees principally constitute fees billed for professional services rendered by D&T for the audit of our consolidated financial statements for the years ended January 2, 2016 and January 3, 2015 and interim reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

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

ASSOCIATED MATERIALS, LLC

Date:	March 22, 2016	By:	/s/ Brian C. Strauss
Brian C. Strauss
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 22, 2016	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian C. Strauss	President and Chief Executive Officer	March 22, 2016
Brian C. Strauss	(Principal Executive Officer)

/s/ Scott F. Stephens	Executive Vice President and Chief Financial Officer	March 22, 2016
Scott F. Stephens	(Principal Financial Officer and Principal Accounting Officer)

/s/ Erik D. Ragatz	Chairman of the Board of Directors	March 22, 2016
Erik D. Ragatz

/s/ Lawrence M. Blackburn	Director	March 22, 2016
Lawrence M. Blackburn

/s/ Charles A. Carroll	Director	March 22, 2016
Charles A. Carroll

/s/ Dana R. Snyder	Director	March 22, 2016
Dana R. Snyder

/s/ Adam B. Durrett	Director	March 22, 2016
Adam B. Durrett

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2†	Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC.

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

10.33
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated March 23, 2015, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents thereto (incorporated by reference to Exhibit 10.33 to Associated Materials, LLC’s Annual Reports on Form 10-K, filed with the SEC on March 23, 2015).

10.34
Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated December 7, 2015, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents thereto (incorporated by reference to Exhibit 10.33 to Associated Materials, LLC’s Annual Reports on Form 10-K, filed with the SEC on March 23, 2015).

10.35
Amendment No. 3 to Amended and Restated Revolving Credit Agreement and US Security Agreement, dated February 19, 2016, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents thereto.

10.36
First Lien Promissory Note, dated February 19, 2016, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and H&F Finco LLC.

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