Form 10-Q
period 2016-04-02
ASSOCIATED MATERIALS, LLC
filed 2016-05-03
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2016, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended April 2, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$6,071	$9,394
Accounts receivable, net	131,066	127,043
Inventories	133,313	123,374
Income taxes receivable	1,724	1,612
Deferred income taxes	1,502	1,502
Prepaid expenses and other current assets	14,887	14,163
Total current assets	288,563	277,088
Property, plant and equipment, at cost	190,263	186,495
Less accumulated depreciation	99,883	95,701
Property, plant and equipment, net	90,380	90,794
Goodwill	308,139	302,908
Other intangible assets, net	396,823	397,953
Other assets	4,538	4,593
Total assets	$1,088,443	$1,073,336

Liabilities and Member's Deficit
Current liabilities:
Accounts payable	$97,540	$91,563
Accrued liabilities	92,353	83,630
Deferred income taxes	1,231	436
Income taxes payable	419	36
Total current liabilities	191,543	175,665
Deferred income taxes	83,390	82,102
Other liabilities	113,310	113,123
Long-term debt	931,495	916,807
Commitments and contingencies
Member’s deficit	(231,295)	(214,361)
Total liabilities and member’s deficit	$1,088,443	$1,073,336
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Quarters Ended
	April 2, 2016	April 4, 2015
Net sales	$236,281	$220,366
Cost of sales	183,228	178,463
Gross profit	53,053	41,903
Selling, general and administrative expenses	59,433	58,470
Loss from operations	(6,380)	(16,567)
Interest expense	20,883	20,706
Foreign currency (gain) loss	(383)	516
Loss before income taxes	(26,880)	(37,789)
Income tax expense	1,132	533
Net loss	(28,012)	(38,322)
Other comprehensive (loss) income:
Pension and other postretirement benefit adjustments, net of tax	17	148
Foreign currency translation adjustments, net of tax	11,018	(11,586)
Total comprehensive loss	$(16,977)	$(49,760)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Quarters Ended
	April 2, 2016	April 4, 2015
Operating Activities
Net loss	$(28,012)	$(38,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,806	9,879
Deferred income taxes	767	727
Provision for losses on accounts receivable	682	771
Amortization of deferred financing costs and premium on senior notes	914	906
Gain on sale of assets	(11)	—
Stock-based compensation expense	43	25
Changes in operating assets and liabilities:
Accounts receivable	(3,640)	(2,141)
Inventories	(7,869)	(17,839)
Accounts payable and accrued liabilities	13,296	20,729
Income taxes receivable / payable	350	(164)
Other assets and liabilities	(1,554)	(1,242)
Net cash used in operating activities	(15,228)	(26,671)
Investing Activities
Capital expenditures	(1,975)	(6,069)
Proceeds from the sale of assets	86	6
Net cash used in investing activities	(1,889)	(6,063)
Financing Activities
Borrowings under ABL facilities	38,789	44,570
Payments under ABL facilities	(50,900)	(13,749)
Promissory note proceeds	27,500	—
Financing costs	(1,624)	—
Net cash provided by financing activities	13,765	30,821
Effect of exchange rate changes on cash and cash equivalents	29	9
Net decrease in cash and cash equivalents	(3,323)	(1,904)
Cash and cash equivalents at beginning of period	9,394	5,963
Cash and cash equivalents at end of period	$6,071	$4,059
Supplemental information:
Cash paid for interest	$1,080	$952
Cash paid for income taxes	$3	$44
Property additions of $211 thousand and $733 thousand that remain unpaid as of April 2, 2016 and April 4, 2015, respectively, were excluded from "Capital expenditures" in the Investing Activities section above.

See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED APRIL 2, 2016
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters ended April 2, 2016 and April 4, 2015. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 2, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
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
Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides that, given the absence of authoritative guidance in ASU 2015-03 with respect to presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, an entity is permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. During fiscal 2016, ASU 2015-03 and ASU 2015-05 became effective and accordingly, debt issuance costs of $8.7 million were reclassified from other assets to long-term debt on the January 2, 2016 Condensed Consolidated Balance Sheet

Recent Accounting Pronouncements

In March 2016, the FASB issued a modified standard on stock compensation. This standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. It also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective commencing with our 2017 fiscal year and requires enhanced disclosures. The Company is currently assessing the potential impact of the new requirements under the standard

In February 2016, the FASB issued a new standard on leases. The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment is effective commencing with our 2019 fiscal year and requires enhanced disclosures. We are evaluating the timing of adoption of this guidance.

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. We are evaluating the timing of adoption of this guidance.
In August 2015, the FASB issued an amendment to defer for one year the effective date of the new standard on revenue recognition issued in May 2014. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard is effective commencing with our 2018 fiscal year and requires enhanced disclosures. We are evaluating the timing of adoption of this guidance.
In July 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective in 2017 with early adoption permitted. We are evaluating the timing of adoption of this guidance.
In August 2014, the FASB issued a standard on the presentation of “Going Concern” in the financial statements. The standard requires management to evaluate whether there are any conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and, if present, provide enhanced disclosures. The standard is effective with our 2017 fiscal year. We are evaluating the timing of adoption of this guidance.
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
Allowance for doubtful accounts consists of the following (in thousands):

	April 2, 2016	January 2, 2016
Allowance for doubtful accounts, current	$2,957	$3,204
Allowance for doubtful accounts, non-current	5,187	4,401
	$8,144	$7,605
3. Inventories

Inventories are valued at the lower of cost (first in, first out) or market. Inventories consist of the following (in thousands):

	April 2, 2016	January 2, 2016
Raw materials	$32,034	$31,024
Work in process	10,906	10,900
Finished goods	90,373	81,450
	$133,313	$123,374
4. Goodwill and Other Intangible Assets
The Company reviews goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. The Company did not recognize any impairment losses of its goodwill during the quarters ended April 2, 2016 and April 4, 2015.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 2, 2016	$302,908
Foreign currency translation	5,231
Balance at April 2, 2016	$308,139
At April 2, 2016 and January 2, 2016, accumulated goodwill impairment losses were $228.5 million, exclusive of foreign currency translation.
The Company’s other intangible assets consist of the following (in thousands):

	April 2, 2016			January 2, 2016
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$316,743	$135,837	$180,906	$313,821	$128,230	$185,591
Amortized non-compete agreements	20	20	—	20	19	1
Total amortized intangible assets	316,763	135,857	180,906	313,841	128,249	185,592
Non-amortized trade names (1)	215,917	—	215,917	212,361	—	212,361
Total intangible assets	$532,680	$135,857	$396,823	$526,202	$128,249	$397,953
(1) The balances at April 2, 2016 and January 2, 2016 include accumulated impairment charges of $169.6 million, of which $89.7 million were recorded in the second half of 2014 and $79.9 million were recorded in 2011.
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. The Company did not recognize any impairment losses related to its other intangible assets during the quarters ended April 2, 2016 and April 4, 2015.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.2 million and $6.3 million for the quarters ended April 2, 2016 and April 4, 2015, respectively. Amortization expense is estimated to be approximately $25 million per year for fiscal years 2016, 2017, 2018, 2019 and 2020.
5. Restructuring Costs
U.S. Distribution and Corporate Functions
During the quarter ended October 3, 2015, the Company announced a restructuring plan focused on realigning certain costs within its U.S. distribution business and select corporate functions. The restructuring plan included the closure of four underperforming company-operated supply centers in the U.S. and the elimination of its roofing product offering in 11 U.S. supply centers. Supply center closures were completed by the end of the fourth quarter 2015.

Manufacturing
The Company discontinued its use of the warehouse facility adjacent to the Ennis manufacturing plant during the second quarter of 2009 and recorded a restructuring liability related to the discontinued use of the warehouse facility. The restructuring liability is re-measured when changes in the expected amount and timing of cash flows related to taxes and insurance over the remaining lease term change.
Changes in the restructuring liabilities are as follows (in thousands):

	Quarter Ended April 2, 2016
	Distribution	Manufacturing	Total
Balance at January 2, 2016	$1,654	$1,147	$2,801
Accretion of related lease obligations	—	115	115
Payments	(298)	(337)	(635)
Balance at April 2, 2016	$1,356	$925	$2,281

	Quarter Ended April 4, 2015
	Distribution	Manufacturing	Total
Balance at January 3, 2015	$—	$1,960	$1,960
Accretion of related lease obligations	—	114	114
Payments	—	(364)	(364)
Balance at April 4, 2015	$—	$1,710	$1,710
The remaining restructuring liability is included in “Accrued Liabilities” and “Other Liabilities” in the Condensed Consolidated Balance Sheets and will continue to be paid until April 2020 and July 2020, the lease expiration dates for the Ennis warehouse facility and the last of the supply center closures, respectively. For the quarters ended April 2, 2016 and April 4, 2015, there were no changes in the restructuring liabilities that impacted selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss.

6. Product Warranty Costs
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to window and siding product categories.
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Balance at the beginning of the period	$85,112	$89,940
Provision for warranties issued and changes in estimates for pre-existing warranties	1,327	1,250
Claims paid	(1,503)	(1,328)
Foreign currency translation	566	(616)
Balance at the end of the period	$85,502	$89,246
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
7. Executive Officers’ Separation and Hiring Costs
Separation and hiring costs related to the Company’s executive officers include payroll taxes, certain benefits and related professional fees, all of which are recorded as a component of selling, general and administrative expenses. During 2014, the Company recorded $2.0 million of separation and hiring costs, primarily related to the resignations of Jerry W. Burris, the former President and Chief Executive Officer and David S. Nagle, the former Chief Operations Officer, AMI Distribution and Services, as well as the hiring of Dana R. Snyder, who was named Interim Chief Executive Officer prior to the appointment of Brian C. Strauss as President and Chief Executive Officer in May 2014. For the quarter ended April 2, 2016, there was $0.1 million of separation and hiring costs and $0.3 million of remaining payables related to 2014 executive restructuring activities.
8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 2, 2016	January 2, 2016
9.125% Senior Secured Notes, due 2017	$830,000	$830,000
Borrowings under the ABL facilities	80,724	92,800
Promissory note, related parties	27,500	—
Plus: Unamortized premium	2,340	2,684
Less: Deferred financing costs, net of amortization	(9,069)	(8,677)
Total long-term debt	$931,495	$916,807
9.125% Senior Secured Notes, due 2017
In October 2010, the Company and its wholly owned subsidiary, AMH New Finance, Inc. (“AMHNF” and, together with the Company, collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable on May 1 and November 1 of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities (as defined below) and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The effective interest rate of the new notes, including the premium, is 7.5% as of April 2, 2016.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $653.6 million and $576.4 million based on quoted market prices as of April 2, 2016 and January 2, 2016, respectively.
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
Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the 9.125% notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services.
ABL Facilities
In October 2010, the Company and certain of its subsidiaries (as “U.S. borrowers” and “Canadian borrowers” and, collectively, the “borrowers”) entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million

U.S. facility and a $75.0 million Canadian facility, the “U.S facility” and the “Canadian facility,” respectively) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (as amended, the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, we terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of April 2, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of April 2, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base. Availability for borrowings under each of the U.S. facility and the Canadian facility is subject to a borrowing base, which is based on (i) the U.S borrowers’ eligible accounts receivable and inventory, with respect to the U.S. facility and (ii) the Canadian borrowers’ eligible accounts receivable, inventory and, equipment and real property, in each case, after adjusting for customary reserves and, in the case of the Canadian facility, certain payables established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that the value of the components in a borrowing base decline, the applicable borrowing base will decrease and the availability under the ABL facilities may decrease below the $213.0 million of aggregate commitments. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. facility or the Canadian facility exceeds the applicable borrowing base or the applicable revolving credit commitments, we are required to prepay borrowings in an amount sufficient to eliminate the excess.
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
Security. All obligations of the U.S. borrowers and the U.S. guarantors under the ABL facilities are secured by a security interest in substantially all of our present and future property and assets, including a first-priority security interest in our capital stock and a second-priority security interest in the capital stock of each of our direct, material wholly-owned restricted subsidiaries (the “U.S ABL Collateral”. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL Collateral and a security interest in substantially all of our Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties. The Amended and Restated Revolving Credit Agreement, contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which, pursuant to Amendment No. 3 (as defined below), will be tested only when excess availability is less than (1) for the period commencing on and including February 19, 2016 through and including April 21, 2016, $10.0 million, (2) for the period commencing on and including April 22, 2016 through and including May 19, 2016, $7.5 million, (3) for the period commencing on and including May 20, 2016 through and including June 3, 2016, $10.0 million and (4) for the period commencing on and including June 4, 2016 and thereafter, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. borrowing base and (B) the U.S. revolving credit commitments and (y) the lesser of (A) the Canadian borrowing base and (B) the Canadian revolving credit commitments and (ii) $20.0 million, in each case for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold.

On February 19, 2016, we entered into Amendment No. 3 to Amended and Restated Revolving Credit Agreement (“Amendment No. 3”), which permitted, among other things:

•
for the period commencing on and including February 19, 2016 through April 21, 2016, for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days (or upon the occurrence and continuance of an event of default), and

•
for the period commencing on and including April 22, 2016 through and including May 19, 2016, for a cash dominion period to commence, only if excess availability is less than $7.5 million for a period of five consecutive business days (or upon the occurrence and continuance of an event of default), and

•
for the period commencing on and including May 20, 2016 through and including June 3, 2016, for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days.

In addition, Amendment No. 3 includes a provision which reduces excess availability in certain circumstances by adding an availability block (i) for the period commencing on and including February 19, 2016 through and including April 21, 2016 $10.0 million, (ii) for the period commencing on and including April 22, 2016 through and including May 19, 2016 $7.5 million, and commencing on and including May 20, 2016 through April 18, 2018 $10.0 million, which would increase to $20.0 million for the period beginning on and including May 20, 2016 through April 18, 2018 in the event all or any portion of the principal of the Sponsor Secured Note (as defined below) is repaid prior to the Amended and Restated Revolving Credit Agreement maturity date.
The fixed charge coverage ratio was 1.05:1.00 for the four consecutive fiscal quarter test period ended April 2, 2016 based upon consolidated adjusted EBITDA of $101.0 million in accordance with the Credit Agreement. The Company has not triggered such fixed charge coverage ratio covenant as of April 2, 2016, as excess availability of $40.6 million as of such date was in excess of the covenant trigger threshold. The Company currently does not expect to trigger the fixed charge coverage ratio test for fiscal year 2016. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
As of April 2, 2016, there was $80.7 million drawn under the Company’s ABL facilities and $40.6 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.9% and 4.6%, respectively, as of April 2, 2016. The Company had letters of credit outstanding of $12.3 million as of April 2, 2016 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part 1, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of April 2, 2016.
First Lien Promissory Note
On February 19, 2016, the Company, the other borrowers, AMHNF and Holdings, and H&F Finco LLC (“H&F Finco”), an affiliate of Hellman & Friedman LLC, entered into a first lien promissory note (the “Sponsor Secured Note”), $20.0 million to the U.S. borrowers, AMHNF and Holdings and $7.5 million to the Canadian borrowers. The Sponsor Secured Note bears interest at the LIBOR rate plus 4.25%, with a LIBOR floor of 1%, and matures at the earlier of (i) June 18, 2018 and (ii) 30 days prior to the maturity date of the Company’s 9.125% notes. Prepayment of the Sponsor Secured Note is required if (i) excess availability on the date of such payment (prior to giving effect thereto) is no less than $60.0 million and (ii) excess availability on the date of such payment (immediately after giving effect thereto) and the projected daily average excess availability for the thirty-day period immediately following the date of such payment is, in each case, no less than $32.5 million. The Sponsor Secured Note is subject to the same covenants and events of default contained in the Amended and Restated Revolving Credit Agreement and certain additional customary covenants and events of default.
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
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended
	April 2, 2016	April 4, 2015
Loss before income taxes	$(26,880)	$(37,789)
Income tax expense	1,132	533
Effective tax rate	(4.2)%	(1.4)%
The effective tax rates for the quarters ended April 2, 2016 and April 4, 2015 vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 2, 2016	$(18,901)	$(68,006)	$(86,907)
Other comprehensive income before reclassifications, net of tax of $0	—	11,018	11,018
Amounts reclassified from accumulated other comprehensive loss, net of tax of $14	17	—	17
Balance at April 2, 2016	$(18,884)	$(56,988)	$(75,872)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	(23,781)	(36,842)	(60,623)
Other comprehensive loss before reclassifications, net of tax of $0	—	(11,586)	(11,586)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $17	148	—	148
Balance at April 4, 2015	(23,633)	(48,428)	(72,061)

Reclassifications out of accumulated other comprehensive loss consist of the following (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$6	$7
Amortization of unrecognized cumulative actuarial net loss	25	158
Total before tax	31	165
Tax expense	(14)	(17)
Net of tax	$17	$148
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

Components of net periodic benefit cost for the Company’s defined benefit pension plans and OPEB plans are as follows (in thousands):

	Quarters Ended
	April 2, 2016			April 4, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$316	$620	$3	$331	$641	$4
Interest cost	827	770	31	806	791	43
Expected return on assets	(854)	(832)	—	(973)	(938)	—
Amortization of unrecognized:
Prior service costs (credits)	3	5	(2)	3	6	(2)
Cumulative actuarial net loss (gain)	21	49	(45)	104	59	(5)
Net periodic benefit cost	$313	$612	$(13)	$271	$559	$40
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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for the Company’s wholly owned subsidiary Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of April 2, 2016. The Company believes this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
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
The following table sets forth a summary of net sales by principal product offering (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Vinyl windows	$86,634	$82,254
Vinyl siding products	38,585	35,165
Metal products	29,820	28,407
Third-party manufactured products	52,227	47,499
Other products and services	29,015	27,041
	$236,281	$220,366

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
ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
April 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,249	$—	$26	$796	$—	$6,071
Accounts receivable, net	99,578	—	6,286	25,202	—	131,066
Intercompany receivables	335,181	—	68,728	1,794	(405,703)	—
Inventories	88,936	—	8,461	35,916	—	133,313
Income taxes receivable	—	—	198	1,526	—	1,724
Deferred income taxes	244	—	1,258	—	—	1,502
Prepaid expenses and other current assets	12,366	—	969	1,552	—	14,887
Total current assets	541,554	—	85,926	66,786	(405,703)	288,563
Property, plant and equipment, net	63,047	—	1,285	26,048	—	90,380
Goodwill	203,841	—	16,713	87,585	—	308,139
Other intangible assets, net	280,115	—	32,521	84,187	—	396,823
Intercompany receivable	—	832,340	—	—	(832,340)	—
Other assets	3,589	—	85	864	—	4,538
Total assets	$1,092,146	$832,340	$136,530	$265,470	$(1,238,043)	$1,088,443
Liabilities and Member's Deficit
Current liabilities:
Accounts payable	$67,200	$—	$7,381	$22,959	$—	$97,540
Intercompany payables	1,794	—	—	403,909	(405,703)	—
Accrued liabilities	81,125	—	4,364	6,864	—	92,353
Deferred income taxes	767	—	—	464	—	1,231
Income taxes payable	34	—	—	385	—	419
Total current liabilities	150,920	—	11,745	434,581	(405,703)	191,543
Deferred income taxes	50,149	—	11,920	21,321	—	83,390
Other liabilities	76,513	—	19,625	17,172	—	113,310
Deficit in subsidiaries	141,185	—	234,425	—	(375,610)	—
Long-term debt	904,674	832,340	—	26,821	(832,340)	931,495
Member’s deficit	(231,295)	—	(141,185)	(234,425)	375,610	(231,295)
Total liabilities and member’s deficit	$1,092,146	$832,340	$136,530	$265,470	$(1,238,043)	$1,088,443

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended April 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$195,331	$—	$32,308	$47,857	$(39,215)	$236,281
Cost of sales	156,216	—	29,895	36,332	(39,215)	183,228
Gross profit	39,115	—	2,413	11,525	—	53,053
Selling, general and administrative expenses	47,257	—	1,703	10,473	—	59,433
(Loss) income from operations	(8,142)	—	710	1,052	—	(6,380)
Interest expense, net	20,817	—	—	66	—	20,883
Foreign currency (gain)	—	—	—	(383)	—	(383)
Loss before income taxes	(28,959)	—	710	1,369	—	(26,880)
Income tax expense (benefit)	778	—	(19)	373	—	1,132
Loss before equity loss from subsidiaries	(29,737)	—	729	996	—	(28,012)
Equity income from subsidiaries	1,725	—	996	—	(2,721)	—
Net (loss) income	(28,012)	—	1,725	996	(2,721)	(28,012)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	17	—	35	40	(75)	17
Foreign currency translation adjustments, net of tax	11,018	—	11,018	11,018	(22,036)	11,018
Total comprehensive income (loss)	$(16,977)	$—	$12,778	$12,054	$(24,832)	$(16,977)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended April 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(988)	$—	$3,324	$(17,564)	$—	$(15,228)
Investing Activities
Capital expenditures	(1,057)		(80)	(838)	—	(1,975)
Proceeds from the sale of assets	82			4	—	86
Payments on loans to affiliates	—	—	(3,370)	—	3,370	—
Receipts on loans to affiliates	—	—	—	(7,000)	7,000	—
Net cash provided by (used in) investing activities	(975)	—	(3,450)	(7,834)	10,370	(1,889)
Financing Activities
Borrowings under ABL facilities	15,000			23,789	—	38,789
Payments under ABL facilities	(44,900)			(6,000)	—	(50,900)
Promissory note, related parties	20,000	—	—	7,500	—	27,500
Financing costs	(1,614)			(10)		(1,624)
Borrowings from affiliates	10,370	—	—	—	(10,370)	—
Repayments to affiliates	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(1,144)	—	—	25,279	(10,370)	13,765
Effect of exchange rate changes on cash and cash equivalents				29	—	29
Net decrease in cash and cash equivalents	(3,107)	—	(126)	(90)	—	(3,323)
Cash and cash equivalents at beginning of period	8,356		152	886	—	9,394
Cash and cash equivalents at end of period	$5,249	$—	$26	$796	$—	$6,071

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
January 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,356	$—	$152	$886	$—	$9,394
Accounts receivable, net	103,506	—	6,903	16,634	—	127,043
Intercompany receivables	352,323	—	67,591	1,794	(421,708)	—
Inventories	88,440	—	5,527	29,407	—	123,374
Income taxes receivable	—	—	178	1,434	—	1,612
Deferred income taxes	243	—	1,258	1	—	1,502
Prepaid expenses and other current assets	12,114	—	955	1,094	—	14,163
Total current assets	564,982	—	82,564	51,250	(421,708)	277,088
Property, plant and equipment, net	65,277	—	1,303	24,214	—	90,794
Goodwill	203,841	—	16,713	82,354	—	302,908
Other intangible assets, net	285,115	—	32,633	80,205	—	397,953
Intercompany receivable	—	832,684	—	—	(832,684)	—
Other assets	3,572	—	1	1,020	—	4,593
Total assets	$1,122,787	$832,684	$133,214	$239,043	$(1,254,392)	$1,073,336
Liabilities and Member's Deficit
Current liabilities:
Accounts payable	$68,213	$—	$4,183	$19,167	$—	$91,563
Intercompany payables	1,794	—	—	419,914	(421,708)	—
Accrued liabilities	71,446	—	4,876	7,308	—	83,630
Deferred income taxes	—	—	—	436	—	436
Income taxes payable	36	—	—	—	—	36
Total current liabilities	141,489	—	9,059	446,825	(421,708)	175,665
Deferred income taxes	50,147	—	11,920	20,035	—	82,102
Other liabilities	76,641	—	19,676	16,806	—	113,123
Deficit in subsidiaries	153,964	—	246,523	—	(400,487)	—
Long-term debt	914,907	832,684	—	1,900	(832,684)	916,807
Member’s deficit	(214,361)	—	(153,964)	(246,523)	400,487	(214,361)
Total liabilities and member’s deficit	$1,122,787	$832,684	$133,214	$239,043	$(1,254,392)	$1,073,336

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS
For The Quarter Ended April 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$179,638	$—	$30,162	$47,248	$(36,682)	$220,366
Cost of sales	148,967	—	28,806	37,372	(36,682)	178,463
Gross profit	30,671	—	1,356	9,876	—	41,903
Selling, general and administrative expenses	47,657	—	844	9,969	—	58,470
(Loss) income from operations	(16,986)	—	512	(93)	—	(16,567)
Interest expense, net	18,788	—	1,661	257	—	20,706
Foreign currency loss	—	—	—	516	—	516
(Loss) income before income taxes	(35,774)	—	(1,149)	(866)	—	(37,789)
Income tax expense (benefit)	726	—	24	(217)	—	533
(Loss) income before equity income (loss) from subsidiaries	(36,500)	—	(1,173)	(649)	—	(38,322)
Equity income (loss) from subsidiaries	(1,822)	—	(649)	—	2,471	—
Net (loss) income	(38,322)	—	(1,822)	(649)	2,471	(38,322)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	148	—	58	48	(106)	148
Foreign currency translation adjustments, net of tax	(11,586)	—	(11,586)	(11,586)	23,172	(11,586)
Total comprehensive loss	$(49,760)	$—	$(13,350)	$(12,187)	$25,537	$(49,760)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For The Quarter Ended April 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20,313)	$—	$1,707	$(8,065)	$—	$(26,671)
Investing Activities
Capital expenditures	(5,408)	—	(65)	(596)	—	(6,069)
Proceeds from the sale of assets	5	—	—	1		6
Payments on loans to affiliates	—	—	(1,642)	—	1,642	—
Receipts on loans to affiliates	2,000	—	—	—	(2,000)	—
Net cash used in investing activities	(3,403)	—	(1,707)	(595)	(358)	(6,063)
Financing Activities
Borrowings under ABL facilities	31,400	—	—	13,170	—	44,570
Payments under ABL facilities	(11,200)	—	—	(2,549)	—	(13,749)
Borrowings from affiliates	1,642	—	—	—	(1,642)	—
Repayments to affiliates	—	—	—	(2,000)	2,000	—
Net cash provided by financing activities	21,842	—	—	8,621	358	30,821
Effect of exchange rate changes on cash and cash equivalents	—	—	—	9	—	9
Net decrease in cash and cash equivalents	(1,874)	—	—	(30)	—	(1,904)
Cash and cash equivalents at beginning of period	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of period	$4,059	$—	$—	$—	$—	$4,059

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report and under Part II, Item 1A. “Risk Factors” or elsewhere in this report.
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
Our net sales for the quarter ended April 2, 2016 were $236.3 million, representing an increase of $15.9 million, or 7.2%, compared to $220.4 million for the same period in 2015. Our net sales improved across all product lines. Compared to the same period in 2015, sales growth was primarily driven by higher sales in our third-party manufactured products, vinyl window and vinyl siding products. The increase in net sales for third-party manufactured products was due to higher sales volume while the increase in our vinyl window and vinyl siding products was due to a combination of higher sales volume, selling prices and product mix. Vinyl windows, vinyl siding, metal products and third-party manufactured products comprised approximately 37%, 16%, 13% and 22%, respectively, of our net sales for the quarter ended April 2, 2016, which is consistent with the prior period.
Our gross profit for the quarter ended April 2, 2016 was $53.1 million, or 22.5% of net sales, compared to $41.9 million, or 19.0% of net sales, for the same period in 2015. The $11.2 million, or 26.6%, increase in gross profit was due to higher sales volume, improved pricing and lower raw material costs across our manufactured product.
SG&A expenses for the quarter ended April 2, 2016 were $59.4 million, or 25.2% of net sales, compared to $58.5 million, or 26.5% of net sales, for the same period in 2015. The $1.0 million, or 1.6%, increase in SG&A expenses was primarily due to increases in employee compensation expense attributable to higher sales and supply center headcount that was added to support our increased sales. Additionally, sales commission expense has increased related to the increase in overall sales volume compared from prior year. A significant portion of our selling, general and administrative (“SG&A”) expenses are fixed costs such as payroll and benefit costs for our supply center employees, corporate employees and sales representatives, the building lease costs of our supply centers and warehouses, delivery and sales vehicle costs, other administrative expenses and costs related to the operation of our supply centers and corporate office. Other than fixed costs, our SG&A expenses include incentives and commissions, marketing costs, and certain delivery charges such as fuel costs incurred to deliver product to our customers.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Net sales (1)	$236,281	$220,366
Cost of sales	183,228	178,463
Gross profit	53,053	41,903
Selling, general and administrative expenses	59,433	58,470
Loss from operations	(6,380)	(16,567)
Interest expense	20,883	20,706
Foreign currency (gain) loss	(383)	516
Loss before income taxes	(26,880)	(37,789)
Income tax expense	1,132	533
Net loss	$(28,012)	$(38,322)
Other Data:
EBITDA (2)	$3,809	$(7,204)
Adjusted EBITDA (2)	3,263	(6,397)

(1)	The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Quarters Ended
	April 2, 2016	% of Net Sales	April 4, 2015	% of Net Sales
Vinyl windows	$86,634	36.7%	$82,254	37.3%
Vinyl siding products	38,585	16.3%	35,165	16.0%
Metal products	29,820	12.6%	28,407	12.9%
Third-party manufactured products	52,227	22.1%	47,499	21.6%
Other products and services	29,015	12.3%	27,041	12.2%
	$236,281	100.0%	$220,366	100.0%

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”), the Indenture and the Sponsor Secured Note. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. general accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Net loss	$(28,012)	$(38,322)
Interest expense	20,883	20,706
Income tax expense	1,132	533
Depreciation and amortization	9,806	9,879
EBITDA	3,809	(7,204)
Purchase accounting related adjustments (a)	(852)	(877)
Executive officer separation and hiring costs (b)	145	42
Bank audit fees (c)	—	32
Gain on disposal of assets	(11)	—
Stock-based compensation expense (d)	43	25
Non-cash expense adjustments (e)	—	100
Other normalizing and unusual items (f)	512	969
Foreign currency (gain) loss (g)	(383)	516
Adjusted EBITDA	$3,263	$(6,397)

(a)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of a series of mergers completed on October 13, 2010, which include the following (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Pension expense adjustment	$(621)	$(631)
Amortization related to fair value adjustment of leased facilities	(55)	(68)
Amortization related to warranty liabilities	(176)	(178)
Purchase accounting related adjustments (a)	$(852)	$(877)

(b)	Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees.

(c)	Represents bank audit fees incurred under our current ABL facilities and prior ABL facility.

(d)	Represents equity-based compensation related to restricted shares or deferred stock units issued to certain of our directors and officers.

(e)	Represents the non-cash expense related to warranties provision in excess of claims paid.

(f)	Represents the following (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Professional fees and other costs (i)	$224	$841
Accretion on lease liability (ii)	115	114
Excess severance costs (iii)	173	14
	$512	$969

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. For the quarter ended April 4, 2015, we incurred costs of $0.5 million, related to the launch of the new window platform in 2015. This initiative was complete as of the quarter ended April 2, 2016.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense due primarily to unusual changes within non-executive management.

(g)	Represents foreign currency (gain) loss recognized in the Condensed Consolidated Statements of Comprehensive Loss, including (gain) loss on foreign currency exchange hedging agreements.
Quarter Ended April 2, 2016 Compared to Quarter Ended April 4, 2015
Net sales were $236.3 million for the quarter ended April 2, 2016, an increase of $15.9 million, or 7.2%, compared to $220.4 million for the quarter ended April 4, 2015. Our net sales improved across all product lines. Compared to the same period in 2015, sales growth was primarily driven by higher sales in third-party manufactured products, vinyl window and vinyl siding products. Our net sales increased $4.7 million, or 10.0% for third-party manufactured products. Vinyl window sales this quarter were higher by $4.4 million, or 5.3% primarily due to unit volume growth of approximately 2%. Vinyl siding sales were higher by $3.4 million, or 9.7% with unit volume growth of approximately 9% compared to the prior year quarter. Also contributing to the top line growth was a $2.0 million, or 7.8% increase in net sales for our Installed Sales Solutions (“ISS”) business, and a $1.4 million, or 5.0% increase in metal products, compared to the same period in 2015. On a constant currency basis compared to quarter ended April 4, 2015, our net sales for the quarter ended April 2, 2016 were higher by $2.3 million, or 8.2%.
Gross profit for the quarter ended April 2, 2016 was $53.1 million, or 22.5% of net sales, compared to gross profit of $41.9 million, or 19.0% of net sales, for the quarter ended April 4, 2015. Compared to the prior year quarter, we achieved an approximate 350 basis point increase in gross profit margin as a percent of net sales. The increase in gross profit was primarily due to lower raw material costs of $5.5 million, improved pricing and operational efficiencies of $4.3 million and higher volume impacts of $3.7 million which was driven by strong performance in our integrated product offerings. These gross profit increases were partially offset by higher plant fixed costs of $1.1 million. For the quarter ended April 2, 2016, a weaker Canadian dollar negatively impacted our gross profit by $1.6 million compared to the prior year quarter.
SG&A expenses were $59.4 million, or 25.2% of net sales, for the quarter ended April 2, 2016, compared to $58.5 million, or 26.5% of net sales, for the quarter ended April 4, 2015. The increase of SG&A expenses of $1.0 million was primarily due a $0.7 million increase in employee compensation expense mainly attributable to higher sales and supply center headcount that was added to support the growth of our ISS business and supply center operations, as well as higher commission costs of $0.2 million. Compared to the prior year quarter, SG&A expenses were favorably impacted by $0.7 million due to a weaker Canadian dollar in 2016.
Loss from operations was $6.4 million for the quarter ended April 2, 2016 and $16.6 million for the quarter ended April 4, 2015.
Interest expense was $20.9 million and $20.7 million for the quarters ended April 2, 2016 and April 4, 2015, respectively. The $0.2 million increase in interest expense was primarily related to higher interest rates on the ABL facilities.
Income tax expense of $1.1 million and $0.5 million for the quarters ended April 2, 2016 and April 4, 2015 reflected negative effective income tax rates of 4.2% and 1.4%, respectively, for the quarters then ended. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
Net loss for the quarter ended April 2, 2016 was $28.0 million compared to net loss of $38.3 million for the quarter ended April 4, 2015. Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter of each calendar year.
Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides that, given the absence of authoritative guidance in ASU 2015-03 with respect to presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, an entity is permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. During fiscal 2016, ASU 2015-03 and ASU 2015-05 became effective and accordingly, debt issuance costs of $8.7 million were reclassified from other assets to long-term debt on the January 2, 2016 Condensed Consolidated Balance Sheet.
Recent Accounting Pronouncements

In March 2016, the FASB issued a modified standard on stock compensation. This standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. It also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective commencing with our 2017 fiscal year and requires enhanced disclosures. The Company is currently assessing the potential impact of the new requirements under the standard

In February 2016, the FASB issued a new standard on leases. The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment is effective commencing with our 2019 fiscal year and requires enhanced disclosures. We are evaluating the timing of adoption of this guidance.

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective in 2017 with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. We are evaluating the timing of adoption of this guidance.
In August 2015, the FASB issued an amendment to defer for one year the effective date of the new standard on revenue recognition issued in May 2014. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard is effective commencing with our 2018 fiscal year and requires enhanced disclosures. We are evaluating the timing of adoption of this guidance.
In July 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective in 2017 with early adoption permitted. We are evaluating the timing of adoption of this guidance.
In August 2014, the FASB issued a standard on the presentation of “Going Concern” in the financial statements. The standard requires management to evaluate whether there are any conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and, if present, provide enhanced disclosures. The standard is effective with our 2017 fiscal year. We are evaluating the timing of adoption of this guidance.

Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Quarters Ended
	April 2, 2016	April 4, 2015
Net cash used in operating activities	$(15,228)	$(26,671)
Net cash used in investing activities	(1,889)	(6,063)
Net cash provided by financing activities	13,765	30,821
As of April 2, 2016, we had cash and cash equivalents of $5.3 million in the United States and $0.8 million in Canada. We had available borrowing capacity of $40.6 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We expect that current cash and cash equivalents, cash generated from operating activities and borrowing capacity under the ABL facilities will be our principal sources of liquidity. In addition, if needed, we can use our available baskets under our existing indebtedness to seek access to other working capital sources, if needed. It is our intention to pursue efforts to refinance our existing long term debt. However, based on our current level of operations and cash flow projections, as well as our potential, id needed, to seek other working capital sources prior to the completion of such refinancing, we believe that these sources will provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt for the next 12 months. Should economic conditions or market factors deteriorate beyond our expectations, we may not generate sufficient cash flow from operations or may not have future borrowings available to us under the ABL facility in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flows from Operating Activities
Net cash used in operating activities was $15.2 million for the quarter ended April 2, 2016, compared to $26.7 million for the quarter ended April 4, 2015. The $11.4 million increase in cash was primarily driven by improved operating results of $10.2 million and improvements in working capital of $1.2 million, compared to the prior year quarter.
Change in accounts receivable was a use of cash of $3.6 million for the quarter ended April 2, 2016, compared to a use of cash of $2.1 million for the quarter ended April 4, 2015. The $1.5 million net decrease in cash flow from accounts receivable reflected higher sales in the first quarter of 2016 compared to the prior year quarter, partially offset by improvements in the timing of collections from customers. Change in inventory was a use of cash of $7.9 million for the quarter ended April 2, 2016, compared to a use of cash of $17.8 million for the quarter ended April 4, 2015. The lower use of cash in the current year quarter was primarily driven by improvement in working capital initiatives during the first quarter of 2016. Change in accounts payable and accrued liabilities was a source of cash of $13.3 million for the quarter ended April 2, 2016, compared to a source of cash of $20.7 million for the quarter ended April 4, 2015. The decrease of $7.4 million in cash flows from accounts payable and accrued liabilities was primarily due to the reduction of inventory purchases compared to the prior year quarter.
Cash Flows from Investing Activities
Net cash used in investing activities consisted of $2.0 million and $6.1 million of capital expenditures during the quarters ended April 2, 2016 and April 4, 2015, respectively. The capital expenditures for the current year quarter related to various investments at our manufacturing facilities, while the capital expenditures for the prior year quarter primarily related to investments in our new window platform.
Cash Flows from Financing Activities
Net cash provided by financing activities for the quarter ended April 2, 2016 included borrowings of $38.8 million under our ABL facilities and proceeds from the promissory note of $27.5 million offset by repayments of $50.9 million. Net cash provided by financing activities for the quarter ended April 4, 2015 included borrowings of $44.6 million under our ABL facilities offset by repayments of $13.7 million.
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
The 9.125% notes, at par value of 830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $653.6 million and $576.4 million based on quoted market prices as of April 2, 2016 and January 2, 2016, respectively.
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
ABL Facilities
In October 2010, the Company certain of its subsidiaries (as “U.S. borrowers” and “Canadian borrowers” and, collectively, the “borrowers”) entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility. the “U.S. facility” and the “Canadian facility,” respectively) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (as amended, the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, we terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.

Interest Rate and Fees. At our option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of April 2, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of April 2, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base. Availability for borrowings under each of the U.S. facility and the Canadian facility is subject to a borrowing base, which is based on (i) the U.S borrowers’ eligible accounts receivable and inventory, with respect to the U.S. facility and (ii) the Canadian borrowers’ eligible accounts receivable, inventory and, equipment and real property, in each case, after adjusting for customary reserves and, in the case of the Canadian facility, certain payables established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that the value of the components in a borrowing base decline, the applicable borrowing base will decrease and the availability under the ABL facilities may decrease below the $213.0 million of aggregate commitments. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. facility or the Canadian facility exceeds the applicable borrowing base or the applicable revolving credit commitments, we are required to prepay borrowings in an amount sufficient to eliminate the excess.
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
Security. All obligations of the U.S. borrowers and the U.S. guarantors under the ABL facilities are secured by a security interest in substantially all of our present and future property and assets, including a first-priority security interest in our capital stock and a second-priority security interest in the capital stock of each of our direct, material wholly-owned restricted subsidiaries (the “U.S ABL Collateral”. The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL Collateral and a security interest in substantially all of our Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
Covenants, Representations and Warranties. The Amended and Restated Revolving Credit Agreement, contains customary representations and warranties and customary affirmative and negative covenants, including, with respect to negative covenants, among other things, restrictions on indebtedness, liens, investments, fundamental changes, asset sales, dividends and other distributions, prepayments or redemption of junior debt, transactions with affiliates and negative pledge clauses. There are no financial covenants included in the Amended and Restated Revolving Credit Agreement, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00, which, pursuant to Amendment No. 3 (as defined below), will be tested only when excess availability is less than (1) for the period commencing on and including February 19, 2016 through and including April 21, 2016, $10.0 million, (2) for the period commencing on and including April 22, 2016 through and including May 19, 2016, $7.5 million, (3) for the period commencing on and including May 20, 2016 through and including June 3, 2016, $10.0 million and (4) for the period commencing on and including June 4, 2016 and thereafter, the greater of (i) 10.0% of the sum of (x) the lesser of (A) the U.S. borrowing base and (B) the U.S. revolving credit commitments and (y) the lesser of (A) the Canadian borrowing base and (B) the Canadian revolving credit commitments and (ii) $20.0 million, in each case for a period of five consecutive business days until the 30th consecutive day when excess availability exceeds the above threshold.
On February 19, 2016, we entered into Amendment No. 3 to Amended and Restated Revolving Credit Agreement (“Amendment No. 3”), which permitted, among other things:

•
for the period commencing on and including February 19, 2016 through April 21, 2016, for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days (or upon the occurrence and continuance of an event of default), and

•
for the period commencing on and including April 22, 2016 through and including May 19, 2016, for a cash dominion period to commence, only if excess availability is less than $7.5 million for a period of five consecutive business days (or upon the occurrence and continuance of an event of default), and

•
for the period commencing on and including May 20, 2016 through and including June 3, 2016, for a cash dominion period to commence, only if excess availability is less than $10.0 million for a period of five consecutive business days.

In addition, Amendment No. 3 includes a provision which reduces excess availability in certain circumstances by adding an availability block (i) for the period commencing on and including February 19, 2016 through and including April 21, 2016 $10.0 million, (ii) for the period commencing on and including April 22, 2016 through and including May 19, 2016 $7.5 million, and commencing on and including May 20, 2016 through April 18, 2018 $10.0 million, which would increase to $20.0 million for the period beginning on and including May 20, 2016 through April 18, 2018 in the event all or any portion of the principal of the Sponsor Secured Note (as defined below) is repaid prior to the Amended and Restated Revolving Credit Agreement maturity date.
The fixed charge coverage ratio was 1.05:1.00 for the four consecutive fiscal quarter test period ended April 2, 2016 based upon consolidated adjusted EBITDA of $101.0 million in accordance with the Credit Agreement. We have not triggered such fixed charge coverage ratio covenant as of April 2, 2016, as excess availability of $40.6 million as of such date was in excess of the covenant trigger threshold. We do not expect to trigger such covenant for fiscal year 2016. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
As of April 2, 2016, there was $80.7 million drawn under our ABL facilities and $40.6 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 2.9% and 4.6%, respectively, as of April 2, 2016. We had letters of credit outstanding of $12.3 million as of April 2, 2016 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part 1, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of April 2, 2016.
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
First Lien Promissory Note
On February 19, 2016, the Company, the other borrowers, AMHNF and Holdings, and H&F Finco LLC (“H&F Finco”), an affiliate of Hellman & Friedman LLC, entered into a first lien promissory note (the “Sponsor Secured Note”), $20.0 million to the U.S. borrowers, AMHNF and Holdings and $7.5 million to the Canadian borrowers. The Sponsor Secured Note bears interest at the LIBOR rate plus 4.25%, with a LIBOR floor of 1%, and matures at the earlier of (i) June 18, 2018 and (ii) 30 days prior to the maturity date of the Company’s 9.125% notes. Prepayment of the Sponsor Secured Note is permitted if (i) excess availability on the date of such payment (prior to giving effect thereto) is no less than $60.0 million and (ii) excess availability on the date of such payment (immediately after giving effect thereto) and the projected daily average excess availability for the thirty-day period immediately following the date of such payment is, in each case, no less than $32.5 million. The Sponsor Secured Note is subject to the same covenants and events of default contained in the Amended and Restated Revolving Credit Agreement and certain additional customary covenants and events of default.
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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At April 2, 2016, we had no raw material hedge contracts in place.
Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	our substantial level of indebtedness;

•	our ability to comply with certain financial covenants in our debt instruments and the restrictions such covenants impose on our ability to operate our business;

•	our ability to generate sufficient cash, or access capital resources, to service all our debt obligations, working capital needs and planned capital expenditures;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	increases in union organizing activity;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	in the event of default under our debt instruments, the ability of creditors under our debt instruments to foreclose on our collateral;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by investment funds affiliated with Hellman & Friedman, LLC; and

•
the other factors discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the Securities and Exchange Commission on March 22, 2016 (“Annual Report”) and elsewhere in this report.

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
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of April 2, 2016, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities was, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of April 2, 2016, we had borrowings outstanding of $80.7 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $0.8 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of April 2, 2016 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $653.6 million based on quoted market prices as of April 2, 2016.
Foreign Currency Exchange Risk
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of April 2, 2016, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was $0.1 million of gain.
A 10% strengthening or weakening from the levels experienced during the quarter ended April 2, 2016 of the U.S. dollar relative to the Canadian dollar would have resulted in a $1.4 million decrease or increase, respectively, in comprehensive loss for the quarter ended April 2, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 2, 2016, the balance of which remains unchanged as of April 2, 2016. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2016 filed with the Securities and Exchange Commission on March 22, 2016, which include detailed discussions of risk factors that could materially affect our business, financial condition or results of operations and are incorporated herein by reference.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	May 3, 2016	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

3.2
Amended and Restated Limited Liability Company Agreement of Associated Materials, LLC (incorporated by reference to Exhibit 3.2 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 21, 2014).

10.1
Amendment No. 3 to Amended and Restated Revolving Credit Agreement and US Security Agreement, dated February 19, 2016, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and several lenders and agents thereto (incorporated by reference to Exhibit 10.35 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 22, 2016).

10.2
First Lien Promissory Note, dated February 19, 2016, among Associated Materials Incorporated, Associated Materials, LLC, Gentek Holdings, LLC, Gentek Building Products, Inc., AMH New Finance, Inc., Associated Materials Canada Limited, Gentek Canada Holdings Limited, Gentek Building Products Limited Partnership and H&F Finco LLC. (incorporated by reference to Exhibit 10.36 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 22, 2016).

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