Form 10-Q
period 2016-07-02
ASSOCIATED MATERIALS, LLC
filed 2016-08-04
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended July 2, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$7,853	$9,394
Accounts receivable, net	160,394	127,043
Inventories	143,566	123,374
Income taxes receivable	1,761	1,612
Deferred income taxes	1,502	1,502
Prepaid expenses and other current assets	12,135	14,163
Total current assets	327,211	277,088
Property, plant and equipment, net	88,440	90,794
Goodwill	308,812	302,908
Other intangible assets, net	391,242	397,953
Other assets	4,429	4,593
Total assets	$1,120,134	$1,073,336

Liabilities and Member’s Deficit
Current liabilities:
Accounts payable	$123,459	$91,563
Accrued liabilities	74,012	83,630
Deferred income taxes	1,127	436
Income taxes payable	2,197	36
Total current liabilities	200,795	175,665
Deferred income taxes	83,568	82,102
Other liabilities	112,729	113,123
Long-term debt	951,118	916,807
Member’s deficit	(228,076)	(214,361)
Total liabilities and member’s deficit	$1,120,134	$1,073,336
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$323,789	$331,249	$560,070	$551,615
Cost of sales	237,784	250,234	421,012	428,697
Gross profit	86,005	81,015	139,058	122,918
Selling, general and administrative expenses	61,162	62,166	120,595	120,636
Restructuring costs	74	—	74	—
Other operating income	(732)	—	(732)	—
Income from operations	25,501	18,849	19,121	2,282
Interest expense	21,618	21,156	42,501	41,862
Foreign currency loss	548	601	165	1,117
Income (loss) before income taxes	3,335	(2,908)	(23,545)	(40,697)
Income tax expense	1,649	2,230	2,781	2,763
Net income (loss)	1,686	(5,138)	(26,326)	(43,460)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	17	151	34	299
Foreign currency translation adjustments, net of tax	1,429	(1,379)	12,447	(12,965)
Total comprehensive income (loss)	$3,132	$(6,366)	$(13,845)	$(56,126)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating Activities
Net loss	$(26,326)	$(43,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,666	19,927
Deferred income taxes	660	905
Provision for allowance for doubtful accounts	1,024	1,151
Amortization of deferred financing costs and premium on senior notes	1,869	1,805
(Gain) loss on sale or disposal of assets	(757)	3
Stock based compensation expense	130	75
Changes in operating assets and liabilities:
Accounts receivable	(31,475)	(41,453)
Inventories	(17,851)	(21,253)
Accounts payable and accrued liabilities	20,270	42,651
Income taxes receivable / payable	2,100	151
Other assets and liabilities	546	819
Net cash used in operating activities	(30,144)	(38,679)
Investing Activities
Capital expenditures	(3,955)	(9,901)
Proceeds from the sale of assets	111	8
Net cash used in investing activities	(3,844)	(9,893)
Financing Activities
Borrowings under ABL facilities	103,289	99,731
Payments under ABL facilities	(96,149)	(53,053)
Proceeds from promissory note	27,500	—
Financing fees	(2,226)	—
Net cash provided by financing activities	32,414	46,678
Effect of exchange rate changes on cash and cash equivalents	33	(40)
Net decrease in cash and cash equivalents	(1,541)	(1,934)
Cash and cash equivalents at beginning of period	9,394	5,963
Cash and cash equivalents at end of period	$7,853	$4,029
Cash paid during the period for:
Interest	$40,153	$39,772
Income taxes	$120	$1,777

Capital expenditures of $547 and $945 remained unpaid as of July 2, 2016 and July 4, 2015, respectively, and were excluded from Capital expenditures in the Investing Activities section above.
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX MONTHS ENDED JULY 2, 2016
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and six months ended July 2, 2016 and July 4, 2015. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended January 2, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
The Company is a leading, vertically integrated manufacturer and distributor of exterior residential building products in the United States (“U.S.”) and Canada. The Company was founded in 1947 when it first introduced residential aluminum siding under the Alside® brand. The Company provides a comprehensive offering of exterior building products, including vinyl windows, vinyl siding, aluminum trim coil, aluminum and steel siding and related accessories, which are produced at the Company’s 11 manufacturing facilities. The Company also sells complementary products that it sources from a network of manufacturers, such as roofing materials, cladding materials, insulation, exterior doors, equipment and tools. The Company also provides installation services. The Company distributes these products through its extensive dual-distribution network to over 50,000 professional exterior contractors, builders and dealers, whom the Company refers to as its “contractor customers.” This dual-distribution network consists of 124 company-operated supply centers, through which the Company sells directly to its contractor customers, and its direct sales channel, through which the Company sells to more than 260 independent distributors, dealers and national account customers.
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
Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than an asset, consistent with the presentation of debt discounts. The recognition and measurement of debt issuance costs are not affected by the new guidance. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-15 provides that, given the absence of authoritative guidance in ASU 2015-03 with respect to presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, an entity is permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. During fiscal year 2016, ASU 2015-03 and ASU 2015-05 became effective and accordingly, debt issuance costs of $8.7 million were reclassified from other assets to long-term debt on the January 2, 2016 Condensed Consolidated Balance Sheet.

Recent Accounting Pronouncements

In May and April of 2016, the FASB issued two additional standard updates on the new standard on revenue recognition originally issued in May 2014. These updates do not amend the core principal of revenue recognition guidance. Rather, these updates provide clarifications, narrow-scope improvements and practical expedients in interpreting and adopting of previously issued guidance on revenue recognition issues. These new updates are effective commencing with our 2018 fiscal year. The Company is evaluating the potential impact of adoption of these updates.

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

In February 2016, the FASB issued a new standard on leases. The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment is effective commencing with our 2019 fiscal year and requires enhanced disclosures. The Company is evaluating the potential impact of adoption of this guidance.

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective commencing with our 2017 fiscal year with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. The Company is evaluating the timing of adoption of this guidance.
In July 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective commencing with our 2017 fiscal year with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. The Company is evaluating the timing of adoption of this guidance.
In August 2014, the FASB issued a standard on the presentation of “Going Concern” in the financial statements. The standard requires management to evaluate whether there are any conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and, if present, provide enhanced disclosures. The standard is effective commencing with our 2017 fiscal year. The Company is evaluating the potential impact of adoption of this guidance.
2. Allowance for Doubtful Accounts
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	July 2, 2016	January 2, 2016
Allowance for doubtful accounts, current	$2,788	$3,204
Allowance for doubtful accounts, non-current	5,219	4,401
	$8,007	$7,605
3. Inventories
Inventories consist of the following (in thousands):

	July 2, 2016	January 2, 2016
Raw materials	$32,965	$31,024
Work-in-progress	11,505	10,900
Finished goods	99,096	81,450
	$143,566	$123,374

4. Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. As of July 2, 2016, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 2, 2016	$302,908
Foreign currency translation	5,904
Balance at July 2, 2016	$308,812
As of July 2, 2016 and January 2, 2016, accumulated goodwill impairment losses were $228.5 million, exclusive of foreign currency translation.
Other intangible assets consist of the following (in thousands):

	July 2, 2016			January 2, 2016
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$317,119	$142,251	$174,868	$313,821	$128,230	$185,591
Amortized non-compete agreements	20	20	—	20	19	1
Total amortized intangible assets	317,139	142,271	174,868	313,841	128,249	185,592
Non-amortized trade names	216,374	—	216,374	212,361	—	212,361
Total intangible assets	$533,513	$142,271	$391,242	$526,202	$128,249	$397,953
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. The Company did not recognize any impairment losses related to its other intangible assets during the quarters and six months ended July 2, 2016 and July 4, 2015.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements is 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.2 million and $12.4 million for the quarter and six months ended July 2, 2016, respectively, and $6.2 million and $12.5 million for the quarter and six months ended July 4, 2015, respectively. Amortization expense is estimated to be approximately $25 million per year for fiscal years 2016, 2017, 2018, 2019 and 2020.

5. Restructuring Costs
Changes in the restructuring liability are as follows (in thousands):

	Quarter Ended July 2, 2016
	Distribution	Manufacturing	Total
Balance at April 2, 2016	$1,356	$925	$2,281
Increase	74	—	74
Accretion of related lease obligations	14	116	130
Payments	(324)	(144)	(468)
Balance at July 2, 2016	$1,120	$897	$2,017

	Quarter Ended July 4, 2015
	Distribution	Manufacturing	Total
Balance at April 4, 2015	$—	$1,710	$1,710
Accretion of related lease obligations	—	38	38
Payments	—	(121)	(121)
Balance at July 4, 2015	$—	$1,627	$1,627

	Six Months Ended July 2, 2016
	Distribution	Manufacturing	Total
Balance at January 2, 2016	$1,654	$1,147	$2,801
Increase	74	—	74
Accretion of related lease obligations	14	231	245
Payments	(622)	(481)	(1,103)
Balance at July 2, 2016	$1,120	$897	$2,017

	Six Months Ended July 4, 2015
	Distribution	Manufacturing	Total
Balance at January 3, 2015	$—	$1,960	$1,960
Accretion of related lease obligations	—	152	152
Payments	—	(485)	(485)
Balance at July 4, 2015	$—	$1,627	$1,627
The remaining restructuring liability, primarily related to the present value of future lease payments, is recorded as a component of Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The Company expects the liability to be paid over the remaining lease terms, which end in 2020.

6. Product Warranty Costs
Consistent with industry practice, the Company provides homeowners with limited warranties on certain products, primarily related to window and siding product categories. Warranty reserve is recorded as a component of Accrued liabilities and Other liabilities on the Condensed Consolidated Balance Sheets.
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance at the beginning of the period	$85,502	$89,246	$85,112	$89,940
Provision for warranties issued and changes in estimates for pre-existing warranties	1,530	1,457	2,857	2,707
Claims paid	(1,708)	(1,735)	(3,211)	(3,063)
Foreign currency translation	73	(67)	639	(683)
Balance at the end of the period	$85,397	$88,901	$85,397	$88,901

7. Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 2, 2016	January 2, 2016
9.125% senior secured notes due 2017	$830,000	$830,000
Borrowings under the ABL facilities	100,000	92,800
Promissory note, related parties	27,500	—
Plus: Unamortized premium	1,987	2,684
Less: Deferred financing costs, net of amortization	(8,369)	(8,677)
Total long-term debt	$951,118	$916,807
9.125% Senior Secured Notes due 2017
In October 2010, the Company and its wholly owned subsidiary, AMH New Finance, Inc. (“AMHNF” and, together with the Company, collectively, the “Issuers”) issued and sold $730.0 million of 9.125% Senior Secured Notes due November 1, 2017 (the “existing notes”). The existing notes bear interest at a rate of 9.125% per annum, payable on May 1st and November 1st of each year.
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities (as defined below) and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The effective interest rate of the new notes, including the premium, is 7.5% as of July 2, 2016.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $736.8 million and $576.4 million based on quoted market prices as of July 2, 2016 and January 2, 2016, respectively.
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
Optional Redemption. The Issuers have the option to redeem the 9.125% notes, in whole or in part, at any time on or after November 1, 2013 at redemption prices (expressed as percentages of principal amount of the 9.125% notes to be redeemed) of 102.281% and 100.000% during the 12-month periods commencing on November 1, 2015 and 2016, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
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
ABL Facilities
In October 2010, the Company and certain of its subsidiaries (as “U.S. borrowers” and “Canadian borrowers” and, collectively, the “borrowers”) entered into the ABL facilities in the amount of $225.0 million (comprised of a $150.0 million U.S. facility and a $75.0 million Canadian facility, the “U.S. facility” and the “Canadian facility,” respectively) pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (as amended, the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. Subsequently, we terminated the tranche B revolving credit commitments of $12.0 million and wrote off $0.5 million of deferred financing fees related to the ABL facilities.
Interest Rate and Fees. At the Company’s option, the U.S. and Canadian tranche A revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of July 2, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of July 2, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.
Borrowing Base. Availability for borrowings under each of the U.S. facility and the Canadian facility is subject to a borrowing base, which is based on (i) the U.S. borrowers’ eligible accounts receivable and inventory, with respect to the U.S. facility and (ii) the Canadian borrowers’ eligible accounts receivable, inventory and, equipment and real property, in each case, after adjusting for customary reserves and, in the case of the Canadian facility, certain payables established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that the value of the components in a borrowing base decline, the applicable borrowing base will decrease and the availability under the ABL facilities may decrease below the $213.0 million of aggregate commitments. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. facility or the Canadian facility exceeds the applicable borrowing base or the applicable revolving credit commitments, we are required to prepay borrowings in an amount sufficient to eliminate the excess.
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
Collateral. All obligations of the U.S. borrowers and the U.S. guarantors under the ABL facilities are secured by a security interest in substantially all of our present and future property and assets, including a first-priority security interest in our capital stock and a second-priority security interest in the capital stock of each of our direct, material wholly-owned restricted subsidiaries (the “U.S. ABL Collateral”). The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL Collateral and a security interest in substantially all of our Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
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
The fixed charge coverage ratio was 1.16:1.00 for the four consecutive fiscal quarter test period ended July 2, 2016 based upon consolidated adjusted EBITDA of $106.4 million in accordance with the Credit Agreement. The Company was in compliance with fixed charge coverage ratio covenant as of July 2, 2016. The Company currently does not expect to trigger the fixed charge coverage ratio test for fiscal year 2016. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
As of July 2, 2016, there was $100.0 million drawn under the Company’s ABL facilities and $50.4 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 3.42% and 4.75%, respectively, as of July 2, 2016. The Company had letters of credit outstanding of $12.3 million as of July 2, 2016 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. We were in compliance with such financial covenants as of July 2, 2016.
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
8. Income Taxes
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

The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Income (loss) before income taxes	$3,335	$(2,908)	$(23,545)	$(40,697)
Income tax expense	1,649	2,230	2,781	2,763
Effective tax rate	49.4%	(76.7)%	(11.8)%	(6.8)%
The effective tax rates for the quarters and six months ended July 2, 2016 and July 4, 2015 vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets.
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the six months ended July 2, 2016 and July 4, 2015, respectively, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 2, 2016	$(18,901)	$(68,006)	$(86,907)
Other comprehensive loss before reclassifications, net of tax of $0	—	12,447	12,447
Amounts reclassified from accumulated other comprehensive loss, net of tax of $28	34	—	34
Balance at July 2, 2016	$(18,867)	$(55,559)	$(74,426)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Other comprehensive income before reclassifications, net of tax of $0	—	(12,965)	(12,965)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $31	299	—	299
Balance at July 4, 2015	$(23,482)	$(49,807)	$(73,289)
Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended July 2, 2016 and July 4, 2015, respectively, consist of the following (in thousands):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$7	$6	$13	$13
Amortization of unrecognized cumulative actuarial net loss	24	159	49	317
Total before tax	31	165	62	330
Tax benefit	(14)	(14)	(28)	(31)
Net of tax	$17	$151	$34	$299
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

10. Retirement Plans
The Company sponsors defined benefit pension plans for certain of its domestic employees (the “Domestic Plans”) and Canadian employees (the “Foreign Plans”). The Company also provides postretirement benefits other than pension (“OPEB plans”) for certain of its domestic and foreign employees at varies locations. The actuarial valuation measurement date for the defined pension plans and postretirement benefits other than pension is December 31of the relevant year.
Components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans are as follows (in thousands):

	Quarters Ended
	July 2, 2016			July 4, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$315	$643	$3	$331	$649	$2
Interest cost	827	798	32	806	802	44
Expected return on assets	(854)	(863)	—	(973)	(952)	—
Amortization of unrecognized:
Prior service costs (credits)	3	6	(2)	3	5	(2)
Cumulative actuarial net loss (gains)	20	50	(46)	104	60	(5)
Net periodic benefit cost	$311	$634	$(13)	$271	$564	$39

	Six Months Ended
	July 2, 2016			July 4, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$631	$1,263	$6	$662	$1,290	$6
Interest cost	1,654	1,568	63	1,612	1,593	87
Expected return on assets	(1,708)	(1,695)	—	(1,946)	(1,890)	—
Amortization of unrecognized:
Prior service costs (credits)	6	11	(4)	6	11	(4)
Cumulative actuarial net loss (gains)	41	99	(91)	208	119	(10)
Net periodic benefit cost	$624	$1,246	$(26)	$542	$1,123	$79
11. Commitments and Contingencies
During the ordinary course of business the Company may be involved in litigation, which may result from environmental claims, product liability claims and other claims. Insurance coverage is maintained to minimize the Company’s potential exposure to such losses. As of July 2, 2016, after considering existing insurance coverage, there are no claims, either individually or in aggregate, that have a material adverse effect on the Company’s financial position, results of operation or liquidity.
12. Subsidiary Guarantors
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
July 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,472	$—	$—	$381	$—	$7,853
Accounts receivable, net	122,265	—	7,679	30,450	—	160,394
Intercompany receivables	329,187	—	69,429	—	(398,616)	—
Inventories	99,162	—	6,922	37,482	—	143,566
Income taxes receivable	—	—	224	1,537	—	1,761
Deferred income taxes	244	—	1,258	—	—	1,502
Prepaid expenses and other current assets	9,942	—	769	1,424	—	12,135
Total current assets	568,272	—	86,281	71,274	(398,616)	327,211
Property, plant and equipment, net	60,905	—	1,247	26,288	—	88,440
Goodwill	203,841	—	16,713	88,258	—	308,812
Other intangible assets, net	275,121	—	32,408	83,713	—	391,242
Intercompany receivable	—	831,987	—	—	(831,987)	—
Other assets	3,296	—	162	971	—	4,429
Total assets	$1,111,435	$831,987	$136,811	$270,504	$(1,230,603)	$1,120,134
Liabilities and Member's Deficit
Current liabilities:
Accounts payable	$88,655	$—	$5,476	$29,328	$—	$123,459
Intercompany payables	—	—	—	398,616	(398,616)	—
Accrued liabilities	60,845	—	4,688	8,479	—	74,012
Deferred income taxes	660	—	—	467	—	1,127
Income taxes payable	(74)	—	113	2,158	—	2,197
Total current liabilities	150,086	—	10,277	439,048	(398,616)	200,795
Deferred income taxes	50,148	—	11,920	21,500	—	83,568
Other liabilities	76,601	—	19,557	16,571	—	112,729
Deficit in subsidiaries	134,728	—	229,785	—	(364,513)	—
Long-term debt	927,948	831,987	—	23,170	(831,987)	951,118
Member’s deficit	(228,076)	—	(134,728)	(229,785)	364,513	(228,076)
Total liabilities and member’s deficit	$1,111,435	$831,987	$136,811	$270,504	$(1,230,603)	$1,120,134

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Quarter Ended July 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$261,237	$—	$41,809	$72,442	$(51,699)	$323,789
Cost of sales	198,191	—	37,936	53,356	(51,699)	237,784
Gross profit	63,046	—	3,873	19,086	—	86,005
Selling, general and administrative expenses	47,401	—	2,205	11,556	—	61,162
Restructuring costs	74					74
Other operating income	(732)	—	—	—	—	(732)
Income from operations	16,303	—	1,668	7,530	—	25,501
Interest expense, net	21,366	—	—	252	—	21,618
Foreign currency loss	—	—	—	548	—	548
(Loss) income before income taxes	(5,063)	—	1,668	6,730	—	3,335
Income tax (benefit) expense	(93)	—	(26)	1,768	—	1,649
(Loss) income before equity income from subsidiaries	(4,970)	—	1,694	4,962	—	1,686
Equity income (loss) from subsidiaries	6,656	—	4,962	—	(11,618)	—
Net income (loss)	1,686	—	6,656	4,962	(11,618)	1,686
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	22	—	(46)	41	—	17
Foreign currency translation adjustments, net of tax	1,429	—	1,429	1,429	(2,858)	1,429
Total comprehensive income (loss)	$3,137	$—	$8,039	$6,432	$(14,476)	$3,132

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended July 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$456,568	$—	$74,117	$120,299	$(90,914)	$560,070
Cost of sales	354,406	—	67,831	89,689	(90,914)	421,012
Gross profit	102,162	—	6,286	30,610	—	139,058
Selling, general and administrative expenses	94,659	—	3,908	22,028	—	120,595
Restructuring costs	74	—	—	—	—	74
Other operating income	(732)	—	—	—	—	(732)
Income from operations	8,161	—	2,378	8,582	—	19,121
Interest expense, net	42,183	—	—	318	—	42,501
Foreign currency loss	—	—	—	165	—	165
(Loss) income before income taxes	(34,022)	—	2,378	8,099	—	(23,545)
Income tax expense (benefit)	685	—	(45)	2,141	—	2,781
(Loss) income before equity income from subsidiaries	(34,707)	—	2,423	5,958	—	(26,326)
Equity income (loss) from subsidiaries	8,381	—	5,958	—	(14,339)	—
Net (loss) income	(26,326)	—	8,381	5,958	(14,339)	(26,326)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	39	—	(11)	81	(75)	34
Foreign currency translation adjustments, net of tax	12,447	—	12,447	12,447	(24,894)	12,447
Total comprehensive (loss) income	$(13,840)	$—	$20,817	$18,486	$(39,308)	$(13,845)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 2, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(23,656)	$—	$7,633	$(14,121)	$—	$(30,144)
Investing Activities
Capital expenditures	(2,430)	—	(74)	(1,451)	—	(3,955)
Proceeds from the sale of assets	107	—	—	4	—	111
Payments on loans to affiliates	—	—	(7,711)	—	7,711	—
Receipts on loans to affiliates	—	—	—	(6,500)	6,500	—
Net cash used in investing activities	(2,323)	—	(7,785)	(7,947)	14,211	(3,844)
Financing Activities
Borrowings under ABL facilities	55,500	—	—	47,789	—	103,289
Payments under ABL facilities	(62,400)	—	—	(33,749)	—	(96,149)
Issuance of promissory notes	20,000	—	—	7,500	—	27,500
Financing costs	(2,216)	—	—	(10)	—	(2,226)
Borrowings from affiliates	14,211	—	—	—	(14,211)	—
Net cash provided by financing activities	25,095	—	—	21,530	(14,211)	32,414
Effect of exchange rate changes on cash and cash equivalents	—	—	—	33	—	33
Net decrease in cash and cash equivalents	(884)	—	(152)	(505)	—	(1,541)
Cash and cash equivalents at beginning of period	8,356	—	152	886	—	9,394
Cash and cash equivalents at end of period	$7,472	$—	$—	$381	$—	$7,853

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended July 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$441,910	$—	$72,740	$124,725	$(87,760)	$551,615
Cost of sales	350,626	—	69,807	96,024	(87,760)	428,697
Gross profit	91,284	—	2,933	28,701	—	122,918
Selling, general and administrative expenses	96,851	—	3,370	20,415	—	120,636
(Loss) income from operations	(5,567)	—	(437)	8,286	—	2,282
Interest expense, net	38,064	—	3,323	475	—	41,862
Foreign currency loss	—	—	—	1,117	—	1,117
(Loss) income before income taxes	(43,631)	—	(3,760)	6,694	—	(40,697)
Income tax expense	905	—	77	1,781	—	2,763
(Loss) income before equity income from subsidiaries	(44,536)	—	(3,837)	4,913	—	(43,460)
Equity income from subsidiaries	1,076	—	4,913	—	(5,989)	—
Net (loss) income	(43,460)	—	1,076	4,913	(5,989)	(43,460)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	299	—	118	98	(216)	299
Foreign currency translation adjustments, net of tax	(12,965)	—	(12,965)	(12,965)	25,930	(12,965)
Total comprehensive (loss) income	$(56,126)	$—	$(11,771)	$(7,954)	$19,725	$(56,126)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended July 4, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(33,721)	$—	$6,787	$(11,745)	$—	$(38,679)
Investing Activities
Capital expenditures	(8,731)	—	(81)	(1,089)	—	(9,901)
Proceeds from the sale of assets	7	—	—	1	—	8
Payments on loans to affiliates	—	—	(6,706)	(25,000)	31,706	—
Receipts on loans to affiliates	2,000	—	—	7,500	(9,500)	—
Net cash used in investing activities	(6,724)	—	(6,787)	(18,588)	22,206	(9,893)
Financing Activities
Borrowings under ABL facilities	48,200	—	—	51,531	—	99,731
Payments under ABL facilities	(34,700)	—	—	(18,353)	—	(53,053)
Borrowings from affiliates	31,706	—	—	—	(31,706)	—
Repayments to affiliates	(7,500)			(2,000)	9,500	—
Net cash provided by financing activities	37,706	—	—	31,178	(22,206)	46,678
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(40)	—	(40)
Net (decrease) increase in cash and cash equivalents	(2,739)	—	—	805	—	(1,934)
Cash and cash equivalents at beginning of period	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of period	$3,194	$—	$—	$835	$—	$4,029

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and under Part II, Item 1A. “Risk Factors” or elsewhere in this report.
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
Because most of our building products are intended for exterior use, our sales and operating profits tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year usually result in that quarter producing significantly less net sales and net cash flows from operations than in any other period of the year. Consequently, we have historically had losses or small profits in the first quarter and lower profits from operations in the fourth quarter of each calendar year. To meet seasonal cash flow needs during the periods of reduced sales and net cash flows from operations, we generally utilize our revolving credit facilities and repay such borrowings in periods of higher cash flow. We typically generate the majority of our cash flow in the third and fourth quarters.
Net sales for the quarter ended July 2, 2016 were $323.8 million, representing a decrease of $7.4 million, or 2.3%, compared to $331.2 million for the same period in 2015. The decrease was primarily driven by lower sales volume.
Gross profit for the quarter ended July 2, 2016 was $86.0 million, or 26.6% of net sales, compared to $81.0 million, or 24.5% of net sales, for the same period in 2015. Compared to the prior year quarter, we achieved an approximate 210 basis point increase in gross profit margin as a result of our continued focus on driving profitability through our integrated product offerings as well as the impact of favorable material costs experienced in 2016 as compared to the same period in 2015.
Selling, general and administrative (“SG&A”) expenses for the quarter ended July 2, 2016 were $61.2 million, a decrease of approximately 1.0 million, or 1.6% as compared to $62.2 million of the same period in 2015. SG&A expenses as a percentage of sales remained flat at approximately 18.9% for both periods.
Income from operations was $25.5 million for the quarter ended July 2, 2016, increased $6.6 million, compared to $18.8 million for the quarter ended July 4, 2015 as a result of higher gross profit.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales (1)	$323,789	$331,249	$560,070	$551,615
Cost of sales	237,784	250,234	421,012	428,697
Gross profit	86,005	81,015	139,058	122,918
Selling, general and administrative expenses	61,162	62,166	120,595	120,636
Restructuring costs	74	—	74	—
Other operating income	(732)	—	(732)	—
Income from operations	25,501	18,849	19,121	2,282
Interest expense	21,618	21,156	42,501	41,862
Foreign currency loss	548	601	165	1,117
Income (loss) before income taxes	3,335	(2,908)	(23,545)	(40,697)
Income tax expense	1,649	2,230	2,781	2,763
Net income (loss)	$1,686	$(5,138)	$(26,326)	$(43,460)
Other data:
EBITDA (2)	$34,813	$28,296	$38,622	$21,092
Adjusted EBITDA (2)	35,442	30,526	38,705	24,129
(1)    The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Quarters Ended				Six Months Ended
	July 2, 2016	% of Net Sales	July 4, 2015	% of Net Sales	July 2, 2016	% of Net Sales	July 4, 2015	% of Net Sales
Vinyl windows	$118,175	36.5%	$117,387	35.4%	$204,809	36.6%	$199,641	36.2%
Vinyl siding products	55,570	17.2%	58,353	17.6%	94,155	16.8%	93,518	17.0%
Metal products	39,253	12.1%	41,837	12.6%	69,073	12.3%	70,244	12.7%
Third-party manufactured products	76,309	23.6%	80,971	24.4%	128,536	22.9%	128,470	23.3%
Other products and services	34,482	10.6%	32,701	10.0%	63,497	11.4%	59,742	10.8%
	$323,789	100.0%	$331,249	100.0%	$560,070	100.0%	$551,615	100.0%

(2)
EBITDA is calculated as net income plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to reflect certain adjustments that are used in calculating covenant compliance under the Amended and Restated Revolving Credit Agreement governing our senior secured asset-based revolving credit facilities (the “ABL facilities”), and the Indenture and the Sponsor Secured Note. We consider EBITDA and Adjusted EBITDA to be important indicators of our operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) assess our ability to service our debt or incur debt and meet our capital expenditure requirements; (ii) internally measure our operating performance; and (iii) determine our incentive compensation programs. EBITDA and Adjusted EBITDA have not been prepared in accordance with U.S. general accepted accounting principles (“GAAP”). Adjusted EBITDA as presented by us may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with GAAP) as a measure of our operating results or net cash provided by operating activities (as determined in accordance with GAAP) as a measure of our liquidity.

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$1,686	$(5,138)	$(26,326)	$(43,460)
Interest expense	21,618	21,156	42,501	41,862
Income tax expense	1,649	2,230	2,781	2,763
Depreciation and amortization	9,860	10,048	19,666	19,927
EBITDA	34,813	28,296	38,622	21,092
Purchase accounting related adjustments (a)	(859)	(874)	(1,711)	(1,751)
Restructuring costs (b)	74	—	74	—
Executive officer separation and hiring costs (c)	10	110	155	152
Bank audit fees (d)	71	44	71	76
(Gain) loss on disposal or write-off of assets	(13)	3	(24)	3
Stock-based compensation expense (e)	87	50	130	75
Non-cash expense adjustments (f)	—	(100)	—	—
Other normalizing and unusual items (g)	711	2,396	1,223	3,365
Foreign currency loss (h)	548	601	165	1,117
Adjusted EBITDA	$35,442	$30,526	$38,705	$24,129

(a)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of a series of mergers completed on October 13, 2010, which include the following (in thousands):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Pension expense adjustment	$(627)	$(634)	$(1,248)	$(1,265)
Amortization related to fair value adjustment of leased facilities	(55)	(62)	(110)	(130)
Amortization related to warranty liabilities	(177)	(178)	(353)	(356)
Total	$(859)	$(874)	$(1,711)	$(1,751)

(b)	Represents an adjustment to severance accrual related to prior restructuring event.

(c)	Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees.

(d)	Represents bank audit fees incurred under our ABL facilities.

(e)	Represents equity-based compensation related to restricted shares and deferred stock units issued to certain of our directors and officers.

(f)	Represents the non-cash expense related to warranty provision in excess of claims paid.

(g)	Represents the following (in thousands):

	Quarters Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Professional fees and other costs (i)	$153	$1,086	$349	$1,927
Accretion on lease liability (ii)	116	38	231	152
Excess severance costs (iii)	125	58	298	72
Excess legal expense (iv)	317	1,214	345	1,214
Total	$711	$2,396	$1,223	$3,365

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. In addition, we incurred costs of $0.5 million and $1.0 million, respectively, for the quarter and six months ended July 4, 2015 related to the continued roll out of the new window platforms in 2015. This initiative was substantially complete as of January 2, 2016.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense, primarily due to unusual changes within non-executive management.

(iv)	Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs.

(h)	Represents foreign currency (gain) loss recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss), including (gain) loss on foreign currency exchange hedges.
Quarter Ended July 2, 2016 Compared to Quarter Ended July 4, 2015
Net sales were $323.8 million for the quarter ended July 2, 2016, a decrease of $7.4 million, or 2.3%, compared to $331.2 million for the same period in 2015. The decrease was primarily attributed to lower sales volume. On a constant currency basis, our net sales for the quarter ended July 2, 2016 would have been $2.5 million higher compared to the quarter ended July 4, 2015. Compared to the same period in 2015, net sales in third-party manufactured products decreased by $4.7 million, or 5.8%, primarily due to the decrease in roofing sales as a result of our strategic supply center restructuring initiative implemented in the third quarter of 2015 which resulted in fewer locations selling roofing products. In addition, net sales decreased by $2.8 million, or 4.8%, in vinyl siding products, primarily driven by a 4.2% decrease in volume, and decreased by $2.6 million, or 6.2%, in metal products. Our Installed Sales Solutions (“ISS”) business sales increased $1.5 million, or 5.0%, and vinyl window sales increased $0.8 million, or 0.7% as compared to the same quarter in 2015.
Gross profit for the quarter ended July 2, 2016 was $86.0 million, or 26.6% of net sales, compared to gross profit of $81.0 million, or 24.5% of net sales, for the same period in 2015. Compared to the prior year quarter, we achieved an approximate 210 basis point improvement in gross profit margin as a result of our continued focus on driving profitability through our integrated products. The $5.0 million net increase in gross profit as compared to the same period in 2015 was driven primarily by approximately $6.7 million in improved pricing and sales mix and approximately $4.9 million in favorable material cost. The increase was partially offset by approximately $4.0 million decrease as a result of lower sales volume and $1.2 million higher plant fixed costs. Furthermore, a weaker Canadian dollar negatively impacted gross profit by approximately $1.4 million, as compared to the same quarter in 2015.
Selling, general and administrative (“SG&A”) expenses were $61.2 million for the quarter ended July 2, 2016, compared to $62.2 million for the same period in 2015. SG&A expenses as a percentage of sales remained relatively flat at 18.9% and 18.8%, for the quarter ended July 2, 2016 and July 4, 2015, respectively. The $1.0 million, or 1.6%, decrease in SG&A expenses was primarily due to $1.2 million in legal costs incurred in the second quarter of 2015 which did not recur in 2016. A weaker Canadian dollar favorably impacted SG&A expenses by approximately $0.5 million, as compared to the same quarter in 2015.
Income from operations was $25.5 million and $18.8 million for the quarters ended July 2, 2016 and July 4, 2015, respectively. The increase was primarily due to higher gross profit in the second quarter of 2016 as compared to the same period in 2015. In addition, income from operations for the quarter ended July 2, 2016 included $0.7 million other operating income resulted from gain on sale of certain assets.
Interest expense was $21.6 million and $21.2 million for the quarters ended July 2, 2016 and July 4, 2015, respectively. The $0.4 million increase in interest expense was primarily attributed to higher indebtedness as a result of $27.5 million in promissory notes issued in the first quarter of 2016.
The income tax expense of $1.6 million and $2.2 million for the quarters ended July 2, 2016 and July 4, 2015, reflected effective income tax rates of 49.4% and (76.7)%, respectively. The effective tax rate for both periods vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, and income tax expense on foreign income.
Net income for the quarter ended July 2, 2016 was $1.7 million compared to a net loss of $5.1 million for the same period in 2015.
Six Months Ended July 2, 2016 Compared to Six Months Ended July 4, 2015
Net sales were $560.1 million for the six months ended July 2, 2016, an increase of $8.5 million, or 1.5%, compared to $551.6 million for the same period in 2015. On a constant currency basis our net sales for the six months ended July 2, 2016 would have been $4.8 million higher as compared to the same period in 2015. Net sales increased $5.2 million, or 2.6% for vinyl windows and $3.5 million, or 6.3% for our ISS business, compared to the prior year period. The increase in net sales for our vinyl window products was primarily attributable to favorable pricing and mix. Compared to the same period in 2015, vinyl window sales volume decreased by approximately 0.7%. The increase in net sales for our ISS business was attributed to our continued effort to expand the business offering. In addition, net sales for our third-party manufactured product increased by $0.1 million, or 0.1%. Included in the $0.1 million increase in third-party manufactured product sales was a $3.7 million, or 10.7%, decline in roofing sales as compared to the same period in 2015. Metal product sales decreased $1.2 million, or 1.7% as compared to the prior year period. Net sales for our other product lines was relatively flat compared to the prior year period.
Gross profit for the six months ended July 2, 2016 was $139.1 million, or 24.8% of net sales, compared to gross profit of $122.9 million, or 22.3% of net sales, for the same period in 2015. Compared to the prior year period, we achieved an approximate 250 basis point improvement in gross profit margin as a result of our continued focus on driving profitability through our integrated products. The $16.2 million net increase in gross profit was primarily attributable to approximately $11.0 million due to improved pricing as well as approximately $10.3 million as a result of favorable material cost. The increase was partially offset by $2.7 million decrease as a result of higher plant fixed cost and unfavorable manufacturing variances. Furthermore, a weaker Canadian dollar negatively impacted gross profit by approximately $3.0 million, as compared to the same year to date period in 2015.
SG&A expenses were $120.6 million, or 21.5% of net sales, for the six months ended July 2, 2016, compared to $120.6 million, or 21.9% of net sales, for the same period in 2015. A weaker Canadian dollar favorably impacted SG&A expenses by approximately $1.2 million, as compared to the same period in 2015.
Income from operations was $19.1 million for the six months ended July 2, 2016, compared to $2.3 million for the six months ended July 4, 2015 primarily due to higher gross profit in 2016 as compared to the same year-to-date period in 2015. In addition, income from operations for the six months ended July 2, 2016 included $0.7 million other operating income resulted from gain on sale of certain assets.
Interest expense was $42.5 million and $41.9 million for the six months ended July 2, 2016 and July 4, 2015, respectively. The $0.6 million increase in interest expense was primarily attributed to higher indebtedness as a result of $27.5 million promissory notes issued in the first quarter of 2016.
The income tax expense for each six-month period ended July 2, 2016 and July 4, 2015 was $2.8 million and $2.8 million, respectively, which reflected negative effective income tax rates of 11.8% and 6.8%, respectively. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, and income tax expense on foreign income.
Net loss for the six months ended July 2, 2016 was $26.3 million compared to $43.5 million for the same period in 2015.
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
Recent Accounting Pronouncements

In May and April of 2016, the FASB issued two additional standard updates on the new standard on revenue recognition originally issued in May 2014. These updates do not amend the core principal of revenue recognition guidance. Rather, these updates provide clarifications, narrow-scope improvements and practical expedients in interpreting and adopting of previously issued guidance on revenue recognition issues. These new updates are effective commencing with our 2018 fiscal year. We are evaluating the potential impact of adoption of these updates.

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

In February 2016, the FASB issued a new standard on leases. The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment is effective commencing with our 2019 fiscal year and requires enhanced disclosures. We are evaluating the potential impact of adoption of this guidance.

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective commencing with our 2017 fiscal year with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. We are evaluating the timing of adoption of this guidance.
In July 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective commencing with our 2017 fiscal year with early adoption permitted. The guidance is not expected to have a material impact on our balance sheet. We are evaluating the timing of adoption of this guidance.
In August 2014, the FASB issued a standard on the presentation of “Going Concern” in the financial statements. The standard requires management to evaluate whether there are any conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and, if present, provide enhanced disclosures. The standard is effective commencing with our 2017 fiscal year. We are evaluating the timing of adoption of this guidance.
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended
	July 2, 2016	July 4, 2015
Net cash used in operating activities	$(30,144)	$(38,679)
Net cash used in investing activities	(3,844)	(9,893)
Net cash provided by financing activities	32,414	46,678
As of July 2, 2016, we had cash and cash equivalents of $7.5 million and $0.4 million in the United States and Canada, respectively. As of July 2, 2016, we had available borrowing capacity of $50.4 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We expect that current cash and cash equivalents, cash generated from operating activities, and borrowing capacity under the ABL facilities will be our principal sources for liquidity. In addition, if needed, we can utilize available baskets under our existing indebtedness to seek access to other working capital sources. We have begun to pursue opportunities to refinance our existing long-term debt. However, based on our current level of operations and cash flow projections, as well as our ability, when and if needed, to seek other working capital sources prior to the completion of such refinancing effort, we believe that our resources for cash will provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt obligations for the next 12 months. Should economic conditions or market factors deteriorate beyond our expectations, we may not be able to generate sufficient cash flow from operations or may not have future borrowings available to us under the ABL facilities in amounts that are sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flows from Operating Activities
Net cash used in operating activities was $30.1 million for the six months ended July 2, 2016, compared to $38.7 million for the same period in 2015. The $8.6 million improvement in net cash used in operating activities as compared to the same period in 2015 was primarily driven by $17.1 million in lower net loss as a result of improved operation profitability, offset by of $7.4 million in higher spending in working capital.
Change in accounts receivable was a use of cash of $31.5 million for the six months ended July 2, 2016, compared to $41.5 million for the six months ended July 4, 2015. The $10.0 million net decrease in cash used to fund accounts receivable was a result of lower sales and the timing in customer collections. Change in inventory was a use of cash of $17.9 million for the six months ended July 2, 2016, compared to $21.3 million for six months ended July 4, 2015. The lower use of cash in the current year period was primarily driven by working capital initiatives and the timing of inventory builds for seasonal demands for the second half of the year. Change in accounts payable and accrued liabilities was a source of cash of $20.3 million for the six months ended July 2, 2016, compared to a source of cash of $42.7 million for the six months ended July 4, 2015. The decrease in cash inflow of $22.4 million from accounts payable and accrued liabilities was primarily attributable to the timing of payments offset by reduction in inventory purchases.

Cash Flows from Investing Activities
Net cash used in investing activities consisted of $4.0 million and $9.9 million in capital expenditures during the six months ended July 2, 2016 and July 4, 2015, respectively. The capital expenditures for the current year period related to various investments at our manufacturing facilities, while the capital expenditures for the prior year period primarily related to investments in our new window platform.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended July 2, 2016 decreased by $14.3 million as compared the same period in 2015. The decrease was primarily driven by $39.5 million fewer net borrowings under our ABL facilities offset by $27.5 million proceeds from our promissory note issued in 2016. In addition, we used $2.2 million in cash to pay for fees associated with our refinancing effort.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In 2010 and 2013, we and our wholly-owned subsidiary, AMH New Finance, Inc. (“AMHNF” and collectively, the “Issuers”) issued $830.0 million in aggregate principal amount of 9.125% Senior Secured Notes (the “9.125% notes”). The 9.125% notes, which are due November 1, 2017, bear interest at a rate of 9.125% per annum, payable May 1st and November 1st of each year. The 9.125% notes are registered under the Security Act of 1933, as amended, and are openly traded. We may, from time to time in our sole discretion, purchase, redeem or retire the 9.125% notes, through tender offer or otherwise, in privately negotiated or open market transactions. As of July 2, 2016, the fair value of the 9.125% note was $736.8 million based on quoted market prices.
The 9.125% notes are unconditionally guaranteed, jointly and severally, by each of the Issuers’ 100% owned direct and indirect domestic subsidiaries (“guarantors”) that guarantee our obligations under the ABL facilities, described separately below.
The 9.125% notes and the guarantees are secured by a first-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets located in the United States (other than the ABL collateral, in which the 9.125% notes and the guarantees have a second-priority lien, and certain other excluded assets), including equipment, certain owned real properties and all or the majority of present and future shares of capital stock of each of the Issuers’ and each guarantor’s material directly 100% owned domestic subsidiaries and directly owned foreign restricted subsidiaries (other than Canadian subsidiaries), subject to certain permitted exclusions under Rule 3-16 of Regulation S-X and certain other exceptions and customary permitted liens. In addition, the 9.125% notes and the guarantees are secured by a second-priority lien on substantially all of the Issuers’ and the guarantors’ present and future assets, which assets also secure the Issuers’ obligations under the ABL facilities, including accounts receivable, inventory, related general intangibles, certain other related assets and the proceeds thereof.
The Issuers have the option to redeem the 9.125% notes, in whole or in part, at any time during the 12-month periods commencing on November 1, 2015 and 2016 at a redemption price, expressed as percentages of principal amount of the 9.125% notes to be redeemed, 102.281% and 100.000%, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
Upon the occurrence of a defined change of control event, the Issuers must give holders of notes the opportunity to sell the Issuers their 9.125% notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The 9.125% note contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the indenture governing the 9.125% note. Most of these covenants will cease to apply for so long as the 9.125% notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s. As of July 2, 2016, we are in compliance with the applicable covenants.
For further information on our 9.125% note, see Note 7. “Long-Term Debt” in Part I, Item 1. “Financial Statement” included elsewhere in this Quarterly Report on Form 10-Q.

ABL Facilities
We have the ABL facilities which provides up to $213 million (comprised of a $150.0 million U.S. facility and a $63.0 million Canadian facility) pursuant to a Revolving Credit Agreement (the “Revolving Credit Agreement”) most recently amended and restated in February 19, 2016. As of July 2, 2016, there was $100.0 million drawn under our ABL facilities and $50.4 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. facility and the Canadian facility of the ABL facilities was 3.4% and 4.8%, respectively, as of July 2, 2016. We had letters of credit outstanding of $12.3 million as of July 2, 2016 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program.
Borrowings under the ABL facility bears interest, at our option, at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of July 2, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of July 2, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian revolving credit loans, payable quarterly in arrears, at 0.375%.
All obligations under the ABL facility, including the U.S. facility and Canadian facility, are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material restricted subsidiary of us and by our direct parent, other than certain excluded subsidiaries.
All obligations and guarantees under the ABL facility are secured by a security interest in substantially all of our present and future property and assets, including a first-priority security interest in our capital stock and a second-priority security interest in the capital stock of each of our direct, material wholly-owned restricted subsidiaries, and a security interest in substantially all of our Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
The Revolving Credit Agreement, as amended and restated in 2016, contains customary representations and warranties and customary affirmative and negative covenants. There are no financial covenants included in the Revolving Credit Agreement as amended, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00. The fixed charge coverage ratio was 1.16:1.00 for the four consecutive fiscal quarter test period ended July 2, 2016 based upon consolidated adjusted EBITDA of $106.4 million in accordance with the Revolving Credit Agreement, as amended. We have not triggered such fixed charge coverage ratio covenant as of July 2, 2016, as excess availability of $50.4 million as of such date was in excess of the covenant trigger threshold. We do not expect to trigger such covenant for fiscal year 2016. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement, as amended, and the related indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement, as amended, and the related indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part 1, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of July 2, 2016.
EBITDA is calculated by reference to net income plus interest and amortization of other financing costs, provision for income taxes, depreciation and amortization. Consolidated EBITDA, as defined in the Revolving Credit Agreement, as amended, and the related indenture, is calculated by adjusting EBITDA to reflect adjustments permitted in calculating covenant compliance under these agreements. Consolidated EBITDA will be referred to as Consolidated Adjusted EBITDA herein. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate our ability to comply with our financial covenant.
For further information on our ABL facility, see Note 7. “Long-Term Debt” in Part I, Item 1. “Financial Statement” included elsewhere in this Quarterly Report on Form 10-Q.

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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At July 2, 2016, we had no raw material hedge contracts in place.
Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	our substantial level of indebtedness;

•	our ability to comply with certain financial covenants in our debt instruments and the restrictions such covenants impose on our ability to operate our business;

•	our ability to generate sufficient cash, or access capital resources, to service all our debt obligations, working capital needs and planned capital expenditures;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	increases in union organizing activity;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	in the event of default under our debt instruments, the ability of creditors under our debt instruments to foreclose on our collateral;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by investment funds affiliated with Hellman & Friedman, LLC; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and elsewhere in this Quarterly Report on Form 10-Q.
The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Other sections of this report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The occurrence of the events described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, results of operations and financial condition.
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
Interest Rate Risk
From time to time, we may have outstanding borrowings under our ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of July 2, 2016, the interest rate applicable to outstanding loans under the U.S. and Canadian tranche A revolving facilities was, at our option, equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of July 2, 2016, we had borrowings outstanding of $100.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $1.0 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of July 2, 2016 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $736.8 million based on quoted market prices as of July 2, 2016.

Foreign Currency Exchange Risk
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of July 2, 2016, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial.
A 10% strengthening or weakening from the levels experienced during the six month ended July 2, 2016 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $4 million decrease or increase, respectively, in comprehensive loss for the six months ended July 2, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110 for our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”). The facility is currently leased by Gentek. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of July 2, 2016. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 filed with the Securities and Exchange Commission on March 22, 2016, which include detailed discussions of risk factors that could materially affect our business, financial condition or results of operations and are incorporated herein by reference.

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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	August 4, 2016	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

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

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* This document is being furnished in accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986.