Form 10-Q
period 2016-10-01
ASSOCIATED MATERIALS, LLC
filed 2016-10-28
CIK 802967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, all of the registrant’s membership interests outstanding were held by an affiliate of the registrant.

ASSOCIATED MATERIALS, LLC
Report for the Quarter ended October 1, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	October 1, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$13,178	$9,394
Accounts receivable, net	162,158	127,043
Inventories	140,178	123,374
Income taxes receivable	652	1,612
Deferred income taxes	1,502	1,502
Prepaid expenses and other current assets	12,732	14,163
Total current assets	330,400	277,088
Property, plant and equipment, net	87,027	90,794
Goodwill	307,353	302,908
Other intangible assets, net	383,649	397,953
Other assets	3,882	4,593
Total assets	$1,112,311	$1,073,336

Liabilities and Member’s Deficit
Current liabilities:
Accounts payable	$109,605	$91,563
Accrued liabilities	101,652	83,630
Borrowings under ABL facilities	80,000	—
Deferred income taxes	1,652	436
Income taxes payable	4,658	36
Total current liabilities	297,567	175,665
Deferred income taxes	83,227	82,102
Other liabilities	111,790	113,123
Long-term debt	851,102	916,807
Member’s deficit	(231,375)	(214,361)
Total liabilities and member’s deficit	$1,112,311	$1,073,336
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$332,482	$339,787	$892,552	$891,402
Cost of sales	244,743	258,083	665,755	686,780
Gross profit	87,739	81,704	226,797	204,622
Selling, general and administrative expenses	63,392	61,391	183,987	182,027
Restructuring costs	—	1,787	74	1,787
Other operating income	(158)	—	(890)	—
Income from operations	24,505	18,526	43,626	20,808
Interest expense	21,386	20,808	63,887	62,670
Foreign currency loss	305	806	470	1,923
Income (loss) before income taxes	2,814	(3,088)	(20,731)	(43,785)
Income tax expense	2,996	2,116	5,777	4,879
Net loss	(182)	(5,204)	(26,508)	(48,664)
Other comprehensive income (loss); net of tax
Pension and other postretirement benefit adjustments	17	145	51	444
Foreign currency translation adjustments	(3,193)	(8,659)	9,254	(21,624)
Total comprehensive loss	$(3,358)	$(13,718)	$(17,203)	$(69,844)
See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating Activities
Net loss	$(26,508)	$(48,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,448	30,016
Deferred income taxes	1,193	926
Non-cash portion of restructuring costs	—	4,035
Provision for allowance for doubtful accounts	1,671	1,137
Amortization of deferred financing costs and premium on senior notes	2,823	2,696
Gain on sale or disposal of assets	(941)	(45)
Stock based compensation expense	189	129
Changes in operating assets and liabilities:
Accounts receivable	(35,516)	(42,005)
Inventories	(15,072)	(15,974)
Accounts payable and accrued liabilities	34,818	59,732
Income taxes receivable / payable	5,686	506
Other assets and liabilities	(214)	(1,031)
Net cash used in operating activities	(2,423)	(8,542)
Investing Activities
Capital expenditures	(6,718)	(14,628)
Proceeds from the sale of assets	1,474	140
Net cash used in investing activities	(5,244)	(14,488)
Financing Activities
Borrowings under ABL facilities	132,789	135,731
Payments under ABL facilities	(145,649)	(110,653)
Proceeds from promissory note	27,500	—
Financing fees	(3,203)	—
Net cash provided by financing activities	11,437	25,078
Effect of exchange rate changes on cash and cash equivalents	14	(70)
Net increase in cash and cash equivalents	3,784	1,978
Cash and cash equivalents at beginning of period	9,394	5,963
Cash and cash equivalents at end of period	$13,178	$7,941
Cash paid during the period for:
Interest	$41,685	$40,947
Income taxes	$126	$3,525

Capital expenditures of $511 thousand and $614 thousand remained unpaid as of October 1, 2016 and October 3, 2015, respectively, and were excluded from Capital expenditures in the Investing Activities section above.

See accompanying notes to Condensed Consolidated Financial Statements.

ASSOCIATED MATERIALS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE MONTHS ENDED OCTOBER 1, 2016
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
The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all of the normal recurring accruals and adjustments considered necessary for a fair presentation of the unaudited results for the quarters and nine months ended October 1, 2016 and October 3, 2015. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 22, 2016 (“Annual Report”). A detailed description of the Company’s significant accounting policies and management judgments is located in the audited financial statements included in its Annual Report.
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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued an amendment to address specific cash flow issues to reduce existing diversity in presenting statement of cash flow. The update clarified how certain cash receipts and cash payments should be presented and classified in the statement of cash flow. The new update is effective commencing with the Company’s 2018 fiscal year. The Company is evaluating the potential impact of adoption of this update.

In May and April of 2016, the FASB issued two additional standard updates on the new standard on revenue recognition originally issued in May 2014. These updates do not amend the core principal of revenue recognition guidance. Rather, these updates provide clarifications, narrow-scope improvements and practical expedients in interpreting and adopting of previously issued guidance on revenue recognition issues. These new updates are effective commencing with the Company’s 2018 fiscal year. The Company is evaluating the potential impact of adoption of these updates.

In March 2016, the FASB issued a modified standard on stock compensation. This standard makes several modifications to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. It also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective commencing with the Company’s 2017 fiscal year and requires enhanced disclosures. The Company is evaluating the potential impact of the new requirements under the standard.

In February 2016, the FASB issued a new standard on leases. The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment is effective commencing with the Company’s 2019 fiscal year and requires enhanced disclosures. The Company is evaluating the potential impact of adoption of this guidance.

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The guidance is effective commencing with the Company’s 2017 fiscal year with early adoption permitted. The guidance is not expected to have a material impact on the Company’s balance sheet. The Company is evaluating the timing of adoption of this guidance.
In July 2015, the FASB issued guidance that requires entities to measure inventory at the lower of cost or net realizable value. The guidance is effective commencing with the Company’s 2017 fiscal year with early adoption permitted. The guidance is not expected to have a material impact on the Company’s balance sheet. The Company is evaluating the timing of adoption of this guidance.
In August 2014, the FASB issued a standard on the presentation of “Going Concern” in the financial statements. The standard requires management to evaluate whether there are any conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and, if present, provide enhanced disclosures. The standard is effective commencing with the Company’s 2016 fiscal year. The Company is evaluating the potential impact of adoption of this guidance.
2. Allowance for Doubtful Accounts
Allowance for doubtful accounts on accounts receivable consists of the following (in thousands):

	October 1, 2016	January 2, 2016
Allowance for doubtful accounts, current	$2,582	$3,204
Allowance for doubtful accounts, non-current	5,848	4,401
	$8,430	$7,605

3. Inventories
Inventories consist of the following (in thousands):

	October 1, 2016	January 2, 2016
Raw materials	$32,396	$31,024
Work-in-progress	11,859	10,900
Finished goods	95,923	81,450
	$140,178	$123,374
4. Goodwill and Other Intangible Assets
The Company tests goodwill for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if there are indicators of potential impairment. As of October 1, 2016, the Company is not aware of any events or circumstances that occurred which would require a goodwill impairment test.
The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill
Balance at January 2, 2016	$302,908
Foreign currency translation	4,445
Balance at October 1, 2016	$307,353
As of October 1, 2016 and January 2, 2016, accumulated goodwill impairment losses were $228.5 million, exclusive of foreign currency translation.
Other intangible assets consist of the following (in thousands):

	October 1, 2016			January 2, 2016
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortized customer bases	$316,304	$148,037	$168,267	$313,821	$128,230	$185,591
Amortized non-compete agreements	20	20	—	20	19	1
Total amortized intangible assets	316,324	148,057	168,267	313,841	128,249	185,592
Non-amortized trade names	215,382	—	215,382	212,361	—	212,361
Total intangible assets	$531,706	$148,057	$383,649	$526,202	$128,249	$397,953
The Company’s non-amortized intangible assets consist of the Alside®, Revere®, Gentek®, Preservation® and Alpine® trade names and are subject to testing for impairment on an annual basis at the beginning of the fourth quarter, or an interim basis if indicators of potential impairment are present. The Company did not recognize any impairment losses related to its other intangible assets during the quarters and nine months ended October 1, 2016 and October 3, 2015.
Finite-lived intangible assets, which consist of customer bases and non-compete agreements, are amortized over their estimated useful lives. The estimated average amortization period for customer bases and non-compete agreements are 13 years and 3 years, respectively. Amortization expense related to other intangible assets was $6.2 million and $18.6 million for the quarter and nine months ended October 1, 2016, respectively, and $6.3 million and $18.8 million for the quarter and nine months ended October 3, 2015, respectively. Amortization expense is estimated to be approximately $25 million per year for fiscal years 2016, 2017, 2018, 2019 and 2020.

5. Restructuring Costs
Changes in the restructuring liability are as follows (in thousands):

	Quarter Ended October 1, 2016
	Distribution	Manufacturing	Total
Balance at July 2, 2016	$1,120	$897	$2,017
Accretion of related lease obligations	100	118	218
Payments	(145)	(143)	(288)
Balance at October 1, 2016	$1,075	$872	$1,947

	Quarter Ended October 3, 2015
	Distribution	Manufacturing	Total
Balance at July 4, 2015	$—	$1,627	$1,627
Increase (decrease)	2,229	(442)	1,787
Accretion of related lease obligations	—	170	170
Payments	—	(149)	(149)
Balance at October 3, 2015	$2,229	$1,206	$3,435

	Nine Months Ended October 1, 2016
	Distribution	Manufacturing	Total
Balance at January 2, 2016	$1,654	$1,147	$2,801
Increase	74	—	74
Accretion of related lease obligations	114	350	464
Payments	(767)	(625)	(1,392)
Balance at October 1, 2016	$1,075	$872	$1,947

	Nine Months Ended October 3, 2015
	Distribution	Manufacturing	Total
Balance at January 3, 2015	$—	$1,960	$1,960
Increase (decrease)	2,229	(442)	1,787
Accretion of related lease obligations	—	322	322
Payments	—	(634)	(634)
Balance at October 3, 2015	$2,229	$1,206	$3,435
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
Changes in the warranty reserve are as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Balance at the beginning of the period	$85,397	$88,901	$85,112	$89,940
Provision for warranties issued and changes in estimates for pre-existing warranties	1,556	1,513	4,413	4,220
Claims paid	(1,739)	(1,689)	(4,950)	(4,752)
Foreign currency translation	(158)	(449)	481	(1,132)
Balance at the end of the period	$85,056	$88,276	$85,056	$88,276
7. Debt
As of October 1, 2016, we have engaged in negotiations with prospective lenders to refinance our existing long-term debt, and are expected to consummate the refinancing in the fourth quarter of 2016.
The Company’s debt consists of the following (in thousands):

	October 1, 2016	January 2, 2016
9.125% Senior Secured Notes due 2017	$830,000	$830,000
Borrowings under the ABL facilities	80,000	92,800
Promissory note, related parties	27,500	—
Plus: Unamortized premium	1,630	2,684
Less: Deferred financing costs, net of amortization	(8,028)	(8,677)
Total debt	$931,102	$916,807
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
On May 1, 2013, the Issuers issued and sold an additional $100.0 million in aggregate principal amount of 9.125% Senior Secured Notes due November 1, 2017 (the “new notes” and, together with existing notes, the “9.125% notes”) at an issue price of 106.00% of the principal amount of the new notes in a private placement. The Company used the net proceeds of the offering to repay the outstanding borrowings under its ABL facilities (as defined below) and for other general corporate purposes. The new notes were issued as additional notes under the same indenture, dated as of October 13, 2010, governing the existing notes, as supplemented by a supplemental indenture (collectively, the “Indenture”). On October 31, 2013, all of the new notes were exchanged for 9.125% Senior Secured Notes due 2017, which have been registered under the Securities Act of 1933, as amended. The new notes are consolidated with and form a single class with the existing notes and have the same terms as to status, redemption, collateral and otherwise (other than issue date, issue price and first interest payment date) as the existing notes. The debt premium related to the issuance of the new notes is being amortized into interest expense over the life of the new notes. The effective interest rate of the new notes, including the premium, is 7.5% as of October 1, 2016.
The 9.125% notes, at par value of $830.0 million, have an estimated fair value, classified as a Level 1 measurement, of $805.8 million and $576.4 million based on quoted market prices as of October 1, 2016 and January 2, 2016, respectively.
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
Covenants. The Indenture contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict the Company’s subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the Indenture. Most of these covenants will cease to apply for so long as the 9.125% notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services.
ABL Facilities
In October 2010, the Company and certain of its subsidiaries (as “U.S. borrowers” and “Canadian borrowers” and, collectively, the “borrowers”) entered into the ABL facilities pursuant to a revolving credit agreement dated October 13, 2010, which was subsequently amended and restated on April 18, 2013 (as amended, the “Amended and Restated Revolving Credit Agreement”) to, among other things, extend the maturity date of the revolving credit agreement from October 13, 2015 to the earlier of (i) April 18, 2018 and (ii) 90 days prior to the maturity date of the existing notes. As of October 1, 2016, the ABL facilities provide up to $213.0 million commitment which comprise of a $141.5 million U.S. facility and a $71.5 million Canadian facility (the “U.S. facility” and the “Canadian facility,” respectively).
Interest Rate and Fees. At the Company’s option, the U.S. and Canadian revolving credit loans under the Amended and Restated Revolving Credit Agreement governing the ABL facilities bear interest at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of October 1, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of October 1, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian tranche A revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, the Company is required to pay a commitment fee in respect of the U.S. and Canadian tranche A revolving credit loans, payable quarterly in arrears, of 0.375%.

Borrowing Base. Availability for borrowings under each of the U.S. facility and the Canadian facility is subject to a borrowing base, which is based on (i) the U.S. borrowers’ eligible accounts receivable and inventory, with respect to the U.S. facility and (ii) the Canadian borrowers’ eligible accounts receivable, inventory and, equipment and real property, in each case, after adjusting for customary reserves and, in the case of the Canadian facility, certain payables established or modified from time to time by and at the permitted discretion of the administrative agent thereunder. To the extent that the value of the components in a borrowing base decline, the applicable borrowing base will decrease and the availability under the ABL facilities may decrease below the $213.0 million of aggregate commitments. In addition, if the amount of outstanding borrowings and letters of credit under the U.S. facility or the Canadian facility exceeds the applicable borrowing base or the applicable revolving credit commitments, the Company is required to prepay borrowings in an amount sufficient to eliminate the excess.
Guarantors. All obligations under the U.S. facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material U.S. restricted subsidiary of the Company and by the Company’s direct parent, other than certain excluded subsidiaries (“U.S. guarantors”). All obligations under the Canadian facility are guaranteed by each existing and subsequently acquired direct and indirect wholly-owned material Canadian restricted subsidiary of us, other than certain excluded subsidiaries (“Canadian guarantors” and, together with U.S. guarantors, “ABL guarantors”) and the U.S. guarantors.
Collateral. All obligations of the U.S. borrowers and the U.S. guarantors under the ABL facilities are secured by a security interest in substantially all of the Company’s present and future property and assets, including a first-priority security interest in the Company’s capital stock and a second-priority security interest in the capital stock of each of the Company’s direct, material wholly-owned restricted subsidiaries (the “U.S. ABL Collateral”). The Canadian security agreement provides that all obligations of the Canadian borrowers and the Canadian guarantors are secured by the U.S. ABL Collateral and a security interest in substantially all of the Company’s Canadian assets, including a first-priority security interest in the capital stock of the Canadian borrowers and each direct, material wholly-owned restricted subsidiary of the Canadian borrowers and Canadian guarantors.
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
The fixed charge coverage ratio was 1.29:1.00 for the four consecutive fiscal quarter test period ended October 1, 2016 based upon consolidated adjusted EBITDA of $112.4 million in accordance with the Credit Agreement. The Company was in compliance with fixed charge coverage ratio covenant as of October 1, 2016. The Company currently does not expect to trigger the fixed charge coverage ratio test for fiscal year 2016. Should the current economic conditions or other factors described herein cause the Company’s results of operations to deteriorate beyond the Company’s expectations, the Company may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to the Company. If the Company is required to seek a waiver, the Company may be required to pay significant amounts to the lenders under its ABL facilities to obtain such a waiver.
As of October 1, 2016, there was $80.0 million drawn under the Company’s ABL facilities and $61.3 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. portion and the Canadian portion of the ABL facilities was 3.26% and 4.75%, respectively, as of October 1, 2016. The Company had letters of credit outstanding of $22.3 million as of October 1, 2016 primarily securing insurance policy deductibles, certain lease facilities and the Company’s purchasing card program. As of October 1, 2016, the revolving credit agreement under the Company’s ABL facilities will be due in less than twelve months. As a result, all outstanding borrowing drawn under the Company’s ABL facilities were classified as a component of total current liabilities on the Condensed Consolidated Balance Sheets.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Amended and Restated Revolving Credit Agreement and the Indenture. The breach of any of these covenants could result in a default under the Amended and Restated Revolving Credit Agreement and the Indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. The Company is in compliance with such financial covenants as of October 1, 2016.
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
The components of the effective tax rate are as follows (in thousands, except percentage):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Income (loss) before income taxes	$2,814	$(3,088)	$(20,731)	$(43,785)
Income tax expense	2,996	2,116	5,777	4,879
Effective tax rate	106.5%	(68.5)%	(27.9)%	(11.1)%
The effective tax rates for the quarters and nine months ended October 1, 2016 and October 3, 2015 vary from the statutory rate primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, tax expense on foreign income, as well as adjustments made to deferred tax liabilities as a result of tax rate and applicable tax law changes in certain jurisdictions.
9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended October 1, 2016 and October 3, 2015, respectively, are as follows (in thousands):

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 2, 2016	$(18,901)	$(68,006)	$(86,907)
Other comprehensive income before reclassifications, net of tax of $0	—	9,254	9,254
Amounts reclassified from accumulated other comprehensive loss, net of tax of $42	51	—	51
Balance at October 1, 2016	$(18,850)	$(58,752)	$(77,602)

	Defined Benefit Pension and Other Postretirement Plans	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at January 3, 2015	$(23,781)	$(36,842)	$(60,623)
Other comprehensive loss before reclassifications, net of tax of $0	—	(21,624)	(21,624)
Amounts reclassified from accumulated other comprehensive loss, net of tax of $51	444	—	444
Balance at October 3, 2015	$(23,337)	$(58,466)	$(81,803)
Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended October 1, 2016 and October 3, 2015, respectively, consist of the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Defined Benefit Pension and Other Postretirement Plans:
Amortization of unrecognized prior service costs	$6	$7	$19	$20
Amortization of unrecognized cumulative actuarial net loss	25	158	74	475
Total before tax	31	165	93	495
Tax benefit	(14)	(20)	(42)	(51)
Net of tax	$17	$145	$51	$444
Amortization of prior service costs and actuarial losses are included in the computation of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

10. Retirement Plans
The Company sponsors defined benefit pension plans for certain of its domestic employees (the “Domestic Plans”) and Canadian employees (the “Foreign Plans”). The Company also provides postretirement benefits other than pension (“OPEB plans”) for certain of its domestic and foreign employees at various locations. The actuarial valuation measurement date for the defined pension plans and postretirement benefits other than pension is December 31st of the relevant year.
Components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans are as follows (in thousands):

	Quarters Ended
	October 1, 2016			October 3, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$316	$634	$3	$330	$610	$4
Interest cost	826	788	32	805	753	43
Expected return on assets	(853)	(852)	—	(972)	(893)	—
Amortization of unrecognized:
Prior service costs (credits)	2	5	(1)	2	6	(1)
Cumulative actuarial net loss (gains)	21	49	(45)	105	57	(4)
Net periodic benefit cost	$312	$624	$(11)	$270	$533	$42

	Nine Months Ended
	October 1, 2016			October 3, 2015
	Domestic Plans	Foreign Plans	OPEB Plans	Domestic Plans	Foreign Plans	OPEB Plans
Service cost	$947	$1,897	$9	$992	$1,900	$10
Interest cost	2,480	2,356	95	2,417	2,346	130
Expected return on assets	(2,561)	(2,547)	—	(2,918)	(2,783)	—
Amortization of unrecognized:
Prior service costs (credits)	8	16	(5)	8	17	(5)
Cumulative actuarial net loss (gains)	62	148	(136)	313	176	(14)
Net periodic benefit cost	$936	$1,870	$(37)	$812	$1,656	$121
11. Commitments and Contingencies
During the ordinary course of business the Company may be involved in litigation, which may result from environmental claims, product liability claims and other claims. Insurance coverage is maintained to minimize the Company’s potential exposure to such losses. As of October 1, 2016, after considering existing insurance coverage, there are no claims, either individually or in aggregate, that have a material adverse effect on the Company’s financial position, results of operation or liquidity.
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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
October 1, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,286	$—	$—	$3,892	$—	$13,178
Accounts receivable, net	123,642	—	7,262	31,254	—	162,158
Intercompany receivables	325,105	—	72,100	—	(397,205)	—
Inventories	98,010	—	7,963	34,205	—	140,178
Income taxes receivable	—	—	224	428	—	652
Deferred income taxes	244	—	1,258	—	—	1,502
Prepaid expenses and other current assets	10,568	—	933	1,231	—	12,732
Total current assets	566,855	—	89,740	71,010	(397,205)	330,400
Property, plant and equipment, net	60,206	—	1,186	25,635	—	87,027
Goodwill	203,841	—	16,713	86,799	—	307,353
Other intangible assets, net	270,126	—	32,296	81,227	—	383,649
Intercompany receivable	—	831,630	—	—	(831,630)	—
Other assets	2,911	—	48	923	—	3,882
Total assets	$1,103,939	$831,630	$139,983	$265,594	$(1,228,835)	$1,112,311
Liabilities and Member's Deficit
Current liabilities:
Accounts payable	$75,350	$—	$5,839	$28,416	$—	$109,605
Intercompany payables	—	—	—	397,205	(397,205)	—
Accrued liabilities	87,599	—	5,044	9,009	—	101,652
Borrowings under ABL facilities	73,500	—	—	6,500	—	80,000
Deferred income taxes	1,193	—	—	459	—	1,652
Income taxes payable	(75)	—	156	4,577	—	4,658
Total current liabilities	237,567	—	11,039	446,166	(397,205)	297,567
Deferred income taxes	50,148	—	11,920	21,159	—	83,227
Other liabilities	76,643	—	19,482	15,665	—	111,790
Deficit in subsidiaries	127,105	—	224,647	—	(351,752)	—
Long-term debt	843,851	831,630	—	7,251	(831,630)	851,102
Member’s deficit	(231,375)	—	(127,105)	(224,647)	351,752	(231,375)
Total liabilities and member’s deficit	$1,103,939	$831,630	$139,983	$265,594	$(1,228,835)	$1,112,311

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Quarter Ended October 1, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$263,614	$—	$40,011	$78,845	$(49,988)	$332,482
Cost of sales	201,049	—	35,745	57,937	(49,988)	244,743
Gross profit	62,565	—	4,266	20,908	—	87,739
Selling, general and administrative expenses	50,324	—	1,569	11,499	—	63,392
Other operating income	(87)	—	—	(71)	—	(158)
Income from operations	12,328	—	2,697	9,480	—	24,505
Interest expense, net	21,218	—	—	168	—	21,386
Foreign currency loss	—	—	—	305	—	305
(Loss) income before income taxes	(8,890)	—	2,697	9,007	—	2,814
Income tax expense	532	—	—	2,464	—	2,996
(Loss) income before equity income from subsidiaries	(9,422)	—	2,697	6,543	—	(182)
Equity income from subsidiaries	9,242	—	6,544	—	(15,786)	—
Net (loss) income	(180)	—	9,241	6,543	(15,786)	(182)
Other comprehensive (loss) income:
Pension and other postretirement benefit adjustments, net of tax	12	—	(5)	40	(30)	17
Foreign currency translation adjustments, net of tax	(3,193)	—	(3,193)	(3,193)	6,386	(3,193)
Total comprehensive (loss) income	$(3,361)	$—	$6,043	$3,390	$(9,430)	$(3,358)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended October 1, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$720,182	$—	$114,128	$199,144	$(140,902)	$892,552
Cost of sales	555,455	—	103,576	147,626	(140,902)	665,755
Gross profit	164,727	—	10,552	51,518	—	226,797
Selling, general and administrative expenses	144,983	—	5,477	33,527	—	183,987
Restructuring costs	74	—	—	—	—	74
Other operating income	(819)	—	—	(71)	—	(890)
Income from operations	20,489	—	5,075	18,062	—	43,626
Interest expense, net	63,401	—	—	486	—	63,887
Foreign currency loss	—	—	—	470	—	470
(Loss) income before income taxes	(42,912)	—	5,075	17,106	—	(20,731)
Income tax expense (benefit)	1,217	—	(45)	4,605	—	5,777
(Loss) income before equity income from subsidiaries	(44,129)	—	5,120	12,501	—	(26,508)
Equity income from subsidiaries	17,621	—	12,501	—	(30,122)	—
Net (loss) income	(26,508)	—	17,621	12,501	(30,122)	(26,508)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	51	—	(16)	121	(105)	51
Foreign currency translation adjustments, net of tax	9,254	—	9,254	9,254	(18,508)	9,254
Total comprehensive (loss) income	$(17,203)	$—	$26,859	$21,876	$(48,735)	$(17,203)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 1, 2016
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(21,721)	$—	$19,164	$134	$—	$(2,423)
Investing Activities
Capital expenditures	(4,715)	—	(127)	(1,876)	—	(6,718)
Proceeds from the sale of assets	1,470	—	—	4	—	1,474
Payments on loans to affiliates	—	—	(19,189)	—	19,189	—
Receipts on loans to affiliates	—	—	—	(7,300)	7,300	—
Net cash used in investing activities	(3,245)	—	(19,316)	(9,172)	26,489	(5,244)
Financing Activities
Borrowings under ABL facilities	72,500	—	—	60,289	—	132,789
Payments under ABL facilities	(89,900)	—	—	(55,749)	—	(145,649)
Issuance of promissory notes	20,000	—	—	7,500	—	27,500
Financing costs	(3,193)	—	—	(10)	—	(3,203)
Borrowings from affiliates	26,489	—	—	—	(26,489)	—
Net cash provided by financing activities	25,896	—	—	12,030	(26,489)	11,437
Effect of exchange rate changes on cash and cash equivalents	—	—	—	14	—	14
Net increase (decrease) in cash and cash equivalents	930	—	(152)	3,006	—	3,784
Cash and cash equivalents at beginning of period	8,356	—	152	886	—	9,394
Cash and cash equivalents at end of period	$9,286	$—	$—	$3,892	$—	$13,178

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

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Quarter Ended October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$267,732	$—	$44,388	$78,243	$(50,576)	$339,787
Cost of sales	207,494	—	41,978	59,187	(50,576)	258,083
Gross profit	60,238	—	2,410	19,056	—	81,704
Selling, general and administrative expenses	49,447	—	1,759	10,185	—	61,391
Restructuring Costs	1,787	—	—	—	—	1,787
Income from operations	9,004	—	651	8,871	—	18,526
Interest expense, net	19,008	—	1,616	184	—	20,808
Foreign currency loss	—	—	—	806	—	806
(Loss) income before income taxes	(10,004)	—	(965)	7,881	—	(3,088)
Income tax expense	20	—	13	2,083	—	2,116
(Loss) income before equity income from subsidiaries	(10,024)	—	(978)	5,798	—	(5,204)
Equity income from subsidiaries	4,820	—	5,798	—	(10,618)	—
Net (loss) income	(5,204)	—	4,820	5,798	(10,618)	(5,204)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	145	—	55	45	(100)	145
Foreign currency translation adjustments, net of tax	(8,659)	—	(8,659)	(8,659)	17,318	(8,659)
Total comprehensive (loss) income	$(13,718)	$—	$(3,784)	$(2,816)	$6,600	$(13,718)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/ Eliminations	Consolidated
Net sales	$709,642	$—	$117,128	$202,968	$(138,336)	$891,402
Cost of sales	558,120	—	111,785	155,211	(138,336)	686,780
Gross profit	151,522	—	5,343	47,757	—	204,622
Selling, general and administrative expenses	146,298	—	5,129	30,600	—	182,027
Restructuring Costs	1,787	—	—	—	—	1,787
Income from operations	3,437	—	214	17,157	—	20,808
Interest expense, net	57,072	—	4,939	659	—	62,670
Foreign currency loss	—	—	—	1,923	—	1,923
(Loss) income before income taxes	(53,635)	—	(4,725)	14,575	—	(43,785)
Income tax expense	925	—	90	3,864	—	4,879
(Loss) income before equity income from subsidiaries	(54,560)	—	(4,815)	10,711	—	(48,664)
Equity income from subsidiaries	5,896	—	10,711	—	(16,607)	—
Net (loss) income	(48,664)	—	5,896	10,711	(16,607)	(48,664)
Other comprehensive income (loss):
Pension and other postretirement benefit adjustments, net of tax	444	—	173	143	(316)	444
Foreign currency translation adjustments, net of tax	(21,624)	—	(21,624)	(21,624)	43,248	(21,624)
Total comprehensive (loss) income	$(69,844)	$—	$(15,555)	$(10,770)	$26,325	$(69,844)

ASSOCIATED MATERIALS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended October 3, 2015
(Unaudited, in thousands)

	Company	Co-Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Reclassification/Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(31,035)	$—	$15,531	$6,962	$—	$(8,542)
Investing Activities
Capital expenditures	(13,160)	—	(113)	(1,355)	—	(14,628)
Proceeds from the sale of assets	138	—	—	2	—	140
Payments on loans to affiliates	—	—	(15,418)	(25,000)	40,418	—
Receipts on loans to affiliates	2,000	—	—	14,000	(16,000)	—
Net cash used in investing activities	(11,022)	—	(15,531)	(12,353)	24,418	(14,488)
Financing Activities
Borrowings under ABL facilities	71,700	—	—	64,031	—	135,731
Payments under ABL facilities	(54,700)	—	—	(55,953)	—	(110,653)
Borrowings from affiliates	40,418	—	—	—	(40,418)	—
Repayments to affiliates	(14,000)			(2,000)	16,000	—
Net cash provided by financing activities	43,418	—	—	6,078	(24,418)	25,078
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(70)	—	(70)
Net increase in cash and cash equivalents	1,361	—	—	617	—	1,978
Cash and cash equivalents at beginning of period	5,933	—	—	30	—	5,963
Cash and cash equivalents at end of period	$7,294	$—	$—	$647	$—	$7,941

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Net sales for the quarter ended October 1, 2016 were $332.5 million, representing a decrease of $7.3 million, or 2.1%, compared to $339.8 million for the same period in 2015. The decrease was primarily driven by lower sales volume.
Gross profit for the quarter ended October 1, 2016 was $87.7 million, or 26.4% of net sales, compared to $81.7 million, or 24.0% of net sales, for the same period in 2015. Compared to the prior year quarter, we achieved an approximate 240 basis point increase in gross profit margin as a result of our continued focus on driving profitability through our integrated product offerings as well as the impact of favorable material costs experienced in 2016 as compared to the same period in 2015.
Selling, general and administrative (“SG&A”) expenses for the quarter ended October 1, 2016 were $63.4 million, an increase of approximately $2.0 million, or 3.3%, compared to $61.4 million for the same period in 2015. SG&A expenses as a percentage of sales was 19.1% for the quarter ended October 1, 2016 and 18.1% for the same period in 2015.
Income from operations was $24.5 million for the quarter ended October 1, 2016, an increase of $6.0 million, compared to $18.5 million for the quarter ended October 3, 2015, as a result of higher gross profit.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales (1)	$332,482	$339,787	$892,552	$891,402
Cost of sales	244,743	258,083	665,755	686,780
Gross profit	87,739	81,704	226,797	204,622
Selling, general and administrative expenses	63,392	61,391	183,987	182,027
Restructuring costs	—	1,787	74	1,787
Other operating income	(158)	—	(890)	—
Income from operations	24,505	18,526	43,626	20,808
Interest expense	21,386	20,808	63,887	62,670
Foreign currency loss	305	806	470	1,923
Income (loss) before income taxes	2,814	(3,088)	(20,731)	(43,785)
Income tax expense	2,996	2,116	5,777	4,879
Net loss	$(182)	$(5,204)	$(26,508)	$(48,664)
Other data:
EBITDA (2)	$33,982	$27,809	$72,604	$48,901
Adjusted EBITDA (2)	$35,373	$33,962	$74,078	$58,091
(1)    The following table presents a summary of net sales by principal product offering as a percentage of net sales (dollars in thousands):

	Quarters Ended				Nine Months Ended
	October 1, 2016	% of Net Sales	October 3, 2015	% of Net Sales	October 1, 2016	% of Net Sales	October 3, 2015	% of Net Sales
Vinyl windows	$117,551	35.4%	$115,637	34.0%	$322,360	36.1%	$315,278	35.4%
Vinyl siding products	57,331	17.2%	59,593	17.5%	151,486	17.0%	153,111	17.2%
Metal products	40,767	12.3%	44,022	13.0%	109,840	12.3%	114,266	12.8%
Third-party manufactured products	79,434	23.9%	85,521	25.2%	207,970	23.3%	213,991	24.0%
Other products and services	37,399	11.2%	35,014	10.3%	100,896	11.3%	94,756	10.6%
	$332,482	100.0%	$339,787	100.0%	$892,552	100.0%	$891,402	100.0%

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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA is as follows (in thousands):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net loss	$(182)	$(5,204)	$(26,508)	$(48,664)
Interest expense	21,386	20,808	63,887	62,670
Income tax expense	2,996	2,116	5,777	4,879
Depreciation and amortization	9,782	10,089	29,448	30,016
EBITDA	33,982	27,809	72,604	48,901
Purchase accounting related adjustments (a)	(857)	(852)	(2,568)	(2,603)
Restructuring related costs (b)	—	4,035	74	4,035
Executive officer separation and hiring costs (c)	—	618	155	770
Bank audit fees (d)	—	91	71	167
Gain on disposal or write-off of assets	(27)	(48)	(51)	(45)
Stock-based compensation expense (e)	59	54	189	129
Other normalizing and unusual items (f)	1,911	1,449	3,134	4,814
Foreign currency loss (g)	305	806	470	1,923
Adjusted EBITDA	$35,373	$33,962	$74,078	$58,091

(a)	Represents the elimination of the impact of purchase accounting adjustments recorded as a result of a series of mergers completed on October 13, 2010, which include the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Pension expense adjustment	$(625)	$(624)	$(1,873)	$(1,889)
Amortization related to fair value adjustment of leased facilities	(55)	(52)	(165)	(182)
Amortization related to warranty liabilities	(177)	(176)	(530)	(532)
Total	$(857)	$(852)	$(2,568)	$(2,603)

(b)
Represents an adjustment to severance accrual related to prior restructuring events. The $4.0 million restructuring related costs incurred in 2015 consisted primarily of fixed assets impairment costs, write-down of inventory (recorded as a component of cost of sales), lease termination costs and severance costs associated with our 2015 restructuring plan.

(c)	Represents separation and hiring costs, including payroll taxes and certain benefits and professional fees.

(d)	Represents bank audit fees incurred under our ABL facilities.

(e)	Represents equity-based compensation related to restricted shares and deferred stock units issued to certain of our directors and officers.

(f)	Represents the following (in thousands):

	Quarters Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Professional fees and other costs (i)	$1,095	$1,062	$1,444	$2,989
Accretion on lease liability (ii)	119	170	350	322
Excess severance costs (iii)	113	66	411	138
Insurance deductible (iv)	—	100	—	100
Excess legal expense (v)	584	51	929	1,265
Total	$1,911	$1,449	$3,134	$4,814

(i)
Represents management’s estimate of unusual consulting and advisory fees and other costs associated with corporate strategic initiatives. In addition, we incurred costs of $0.3 million and $1.3 million, respectively, for the quarter and nine months ended October 3, 2015 related to the continued roll out of the new window platforms in 2015. This initiative was substantially complete as of January 2, 2016.

(ii)
Represents accretion on the liability recorded at present value for future lease costs in connection with the warehouse facility adjacent to our Ennis manufacturing plant, which we discontinued using during 2009.

(iii)	Represents management’s estimates for excess severance expense, primarily due to unusual changes within non-executive management.

(iv)	In 2015, we incurred $0.1 million in insurance deductible related to theft at our Point Claire facility.

(v)	Represents excess legal expense incurred primarily in connection with the defense of actions filed by plaintiffs.

(g)	Represents foreign currency (gain) loss recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss), including (gain) loss on foreign currency exchange hedges.
Quarter Ended October 1, 2016 Compared to Quarter Ended October 3, 2015
Net sales were $332.5 million for the quarter ended October 1, 2016, a decrease of $7.3 million, or 2.1%, compared to $339.8 million for the same period in 2015. The decrease was primarily attributed to lower sales in third party manufactured products, metal products, and vinyl siding products. On a constant currency basis, our net sales for the quarter ended October 1, 2016 would have been $7.7 million lower compared to the quarter ended October 3, 2015. Compared to the same period in 2015, net sales in third-party manufactured products decreased by $6.1 million, or 7.1%, primarily due to lower roofing sales. Excluding roofing product, net sales of third-party manufactured products increased by $1.0 million, or 1.7%, as compared to the prior year period. In addition, net sales decreased by $3.3 million, or 7.4%, in metal products and by $2.3 million, or 3.8%, in vinyl siding products, primarily driven by a 4.0% decrease in volume. Net sales in our Installed Sales Solutions (“ISS”) business, which is a component of our Other products and services offering, increased $2.3 million, or 6.9%, and vinyl window sales increased $1.9 million, or 1.7% as compared to the same quarter in 2015.
Gross profit for the quarter ended October 1, 2016 was $87.7 million, or 26.4% of net sales, compared to gross profit of $81.7 million, or 24.0% of net sales, for the same period in 2015. Compared to the prior year quarter, we achieved an approximate 240 basis point improvement in gross profit margin as a result of our continued focus on driving profitability through our integrated products as well as the impact of favorable material costs experienced in 2016 as compared to the same period in 2015. The $6.0 million increase in gross profit as compared to the same period in 2015 was driven primarily by improvement in pricing and sales mix and the impact of a $2.2 million in restructuring related inventory write-downs in the third quarter of 2015 that did not recur in the same period in 2016, offset by lower sales volume.
SG&A expenses were $63.4 million for the quarter ended October 1, 2016, compared to $61.4 million for the same period in 2015. SG&A expenses as a percentage of sales were 19.1% and 18.8%, respectively, for the quarter ended October 1, 2016 and October 3, 2015. The $2.0 million, or 3.3%, increase in SG&A expenses was primarily due to $1.9 million additional employee compensation related expenses and travel expense and $0.7 million higher bad debt expense. The increase in employee compensation expense and travel expense was primarily due to our investment in sales initiatives. The increase in bad debt expense was attributable to additional allowance established for several customers in our independent distribution business. The increase in SG&A expense was offset by $0.7 million lower non-recurring severance and hiring costs as compared to the same period in 2015. Change in foreign currency exchange rate had immaterial impact on SG&A expenses for the quarter ended October 1, 2016 as compared to the same quarter in 2015.
Income from operations was $24.5 million and $18.5 million for the quarters ended October 1, 2016 and October 3, 2015, respectively. The increase was primarily due to higher gross profit in the third quarter of 2016 as compared to the same period in 2015. In addition, income from operations for the quarter ended October 1, 2016 included $0.2 million other operating income primarily resulted from gain on sale of certain assets, whereas income from operations for the same period in 2015 included $1.8 million restructuring related cost.
Interest expense was $21.4 million and $20.8 million for the quarters ended October 1, 2016 and October 3, 2015, respectively. The $0.6 million increase in interest expense was primarily attributed to higher average indebtedness as a result of $27.5 million in promissory notes issued in the first quarter of 2016.
The income tax expense of $3.0 million and $2.1 million for the quarters ended October 1, 2016 and October 3, 2015, reflected effective income tax rates of 106.5% and (68.5)%, respectively. The effective tax rate for both periods vary from the statutory rate, primarily as a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, tax expense on foreign income, as well as adjustments made to deferred tax liabilities as a result of tax rate and applicable tax law changes in certain jurisdictions.
Net loss for the quarter ended October 1, 2016 was $0.2 million compared to $5.2 million for the same period in 2015.

Nine Months Ended October 1, 2016 Compared to Nine Months Ended October 3, 2015
Net sales were $892.6 million for the nine months ended October 1, 2016, an increase of $1.2 million, or 0.1%, compared to $891.4 million for the same period in 2015. On a constant currency basis, our net sales for the nine months ended October 1, 2016 would have been $5.6 million, or 0.6%, higher as compared to the same period in 2015. Net sales increased $7.1 million, or 2.2%, for vinyl windows and $5.8 million, or 6.5%, for our ISS business, compared to the prior year period. The increase in net sales for our vinyl window products was primarily attributable to favorable pricing and mix. Compared to the same period in 2015, vinyl window sales volume decreased by approximately 1.7%. The increase in net sales for our ISS business was attributed to our continued effort to expand our services both in existing and new markets. Net sales for our third-party manufactured product decreased by $6.0 million, or 2.8%, primarily driven by a $10.8 million, or 17.5%, decline in roofing sales as compared to the same period in 2015. Excluding roofing product, net sales of third-party manufactured products increased by $4.8 million, or 3.1% as compared to the prior year period. Metal product sales decreased by $4.4 million, or 3.9% as compared to the prior year period. Net sales for vinyl siding products decreased by $1.6 million, or 1.1%, as compared to the prior year period primarily driven by 1.0% decrease in volume.
Gross profit for the nine months ended October 1, 2016 was $226.8 million, or 25.4% of net sales, compared to gross profit of $204.6 million, or 23.0% of net sales, for the same period in 2015. Compared to the prior year period, we achieved an approximate 240 basis point improvement in gross profit margin as a result of our continued focus on driving profitability through our integrated products. The $22.2 million increase in gross profit was related to approximately $30.9 million in improved pricing and sales mix combined with lower material costs. The increase was partially offset by $5.9 million decrease in gross profit due to lower sales volume and $2.7 million unfavorable foreign currency impact due to a weaker Canadian dollar as compared to the same period in 2015. In addition, 2015 gross profit was negatively impacted by approximately $2.2 million in restructuring related inventory write-downs as a result of our strategic supply center restructuring initiative implemented in the third quarter of 2015 that did not recur in the same period in 2016.
SG&A expenses were $184.0 million, or 20.6% of net sales, for the nine months ended October 1, 2016, compared to $182.0 million, or 20.4% of net sales, for the same period in 2015. SG&A expense increased by $2.0 million, or 1.1%, primarily driven by $3.5 million higher employee compensation related expenses, $0.9 million higher travel expense, and $0.5 million higher bad debt expense. The increase in employee compensation expense and travel expense was primarily due to our investment in sales initiatives. The increase in bad debt expense was attributable to additional allowance established for several customers in our independent distribution business. The increase in SG&A expense was offset by $1.9 million lower non-recurring costs which included primarily a $1.2 million in legal costs for a lawsuit that was settled in the third quarter of 2015 which did not recur in 2016 and $0.8 million one-time severance and hiring costs. Further, a weaker Canadian dollar favorably impacted SG&A expenses by approximately $1.2 million, as compared to the same period in 2015.
Income from operations was $43.6 million for the nine months ended October 1, 2016, compared to $20.8 million for the nine months ended October 3, 2015 primarily due to higher gross profit in 2016 as compared to the same year-to-date period in 2015. In addition, income from operations for the nine months ended October 1, 2016 included $0.9 million other operating income resulting from gain on sale of certain assets, and income from operations for the same period in 2015 included $1.8 million restructuring related costs that did not recur in 2016.
Interest expense was $63.9 million and $62.7 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. The $1.2 million increase in interest expense was primarily attributed to higher average indebtedness as a result of $27.5 million promissory notes issued in the first quarter of 2016.
The income tax expense for each nine-month period ended October 1, 2016 and October 3, 2015 was $5.8 million and $4.9 million, respectively, which reflected negative effective income tax rates of 27.7% and 11.1%, respectively. The lower than statutory effective tax rate for both periods was primarily a result of operating losses in the U.S. with no tax benefit recognized due to the valuation allowance against net U.S. deferred tax assets, tax expense on foreign income, as well as adjustments made to deferred tax liabilities as a result of tax rate and applicable tax law changes in certain jurisdictions.
Net loss for the nine months ended October 1, 2016 was $26.7 million compared to $48.7 million for the same period in 2015.
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
Recent Accounting Pronouncements

In August 2016, the FASB issued an amendment to address specific cash flow issues to reduce existing diversity in presenting statement of cash flow. The update clarified how certain cash receipts and cash payments should be presented and classified in the statement of cash flow. The new update is effective commencing with our 2018 fiscal year. The Company is evaluating the potential impact of adoption of this update.

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
In August 2014, the FASB issued a standard on the presentation of “Going Concern” in the financial statements. The standard requires management to evaluate whether there are any conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and, if present, provide enhanced disclosures. The standard is effective commencing with our 2016 fiscal year. We are evaluating the timing of adoption of this guidance.
Liquidity and Capital Resources
Cash Flows
The following sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Net cash used in operating activities	$(2,423)	$(8,542)
Net cash used in investing activities	(5,244)	(14,488)
Net cash provided by financing activities	11,437	25,078
As of October 1, 2016, we had cash and cash equivalents of $9.3 million and $3.9 million in the United States and Canada, respectively. As of October 1, 2016, we had available borrowing capacity of $61.3 million under our ABL facilities, after giving effect to outstanding letters of credit and borrowing base limitations. We expect that current cash and cash equivalents, cash generated from operating activities, and borrowing capacity under the ABL facilities will be our principal sources for liquidity. In addition, if needed, we can utilize available baskets under our existing indebtedness to seek access to other working capital sources. As of October 1, 2016, we have engaged in negotiations with prospective lenders to refinance our existing long-term debt, and are expected to consummate the refinancing in the fourth quarter of 2016. However, based on our current level of operations and cash flow projections, as well as our ability, when and if needed, to seek other working capital sources prior to the completion of such refinancing effort, we believe that our resources for cash will provide adequate liquidity to maintain our operations and capital expenditure requirements and service our debt obligations for the next 12 months. Should economic conditions or market factors deteriorate beyond our expectations, we may not be able to generate sufficient cash flow from operations or may not have future borrowings available to us under the ABL facilities in amounts that are sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flows from Operating Activities
Net cash used in operating activities was $2.4 million for the nine months ended October 1, 2016, compared to $8.5 million for the same period in 2015. The $6.1 million reduction in net cash used in operating activities as compared to the same period in 2015 was primarily driven by $22.2 million in lower net loss as a result of improved operation profitability, offset by of $11.5 million in higher spending in working capital. In addition, 2015 net cash used in operating activities included a $4.0 million non-cash restructuring expense related adjustment which did not recur in 2016.
Change in accounts receivable was a use of cash of $35.5 million for the nine months ended October 1, 2016, compared to $42.0 million for the nine months ended October 3, 2015. The $6.5 million net decrease in cash used to fund accounts receivable was primarily driven by lower sales and the timing in customer collections. Change in inventory was a use of cash of $15.1 million for the nine months ended October 1, 2016, compared to $16.0 million for nine months ended October 3, 2015. The lower use of cash in the current year period was primarily driven by working capital initiatives. Change in accounts payable and accrued liabilities was a source of cash of $34.8 million for the nine months ended October 1, 2016, compared to a source of cash of $59.7 million for the nine months ended October 3, 2015. The decrease in cash inflow of $24.9 million from accounts payable and accrued liabilities was primarily attributable to the timing of payments offset by reduction in inventory purchases. Change in income taxes receivable/payable was a source of cash of $5.7 million for the nine months ended October 1, 2016, compared to $0.5 million for the nine months ended October 3, 2015. The $5.2 million increase in cash inflow was driven primarily by improved operation profitability.
Cash Flows from Investing Activities
Net cash used in investing activities consisted of $6.7 million and $14.6 million in capital expenditures during the nine months ended October 1, 2016 and October 3, 2015, respectively. The capital expenditures for the current year period were primarily related to maintenance capital investments at our manufacturing facilities, while the capital expenditures for the prior year period also included capital investments at our window manufacturing facilities to improve efficiency, quality, and production capacity. In addition, proceeds from the sale of assets contributed to $1.5 million in cash during the nine months ended October 1, 2016. Proceeds from the sale of assets for the same period in 2015 was not material.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended October 1, 2016 decreased by $13.6 million as compared the same period in 2015. The decrease was primarily driven by $37.9 million lower net borrowings under our ABL facilities offset by $27.5 million proceeds from our promissory note issued in 2016. In addition, we used $3.2 million in cash to pay for fees associated with our refinancing effort.
Description of Our Indebtedness
9.125% Senior Secured Notes due 2017
In 2010 and 2013, we and our wholly-owned subsidiary, AMH New Finance, Inc. (“AMHNF”, and together with us, the “Issuers”) issued $830.0 million in aggregate principal amount of 9.125% Senior Secured Notes (the “9.125% notes”). The 9.125% notes, which are due November 1, 2017, bear interest at a rate of 9.125% per annum, payable May 1st and November 1st of each year. The 9.125% notes are registered under the Security Act of 1933, as amended, and are openly traded. We may, from time to time in our sole discretion, purchase, redeem or retire the 9.125% notes, through tender offer or otherwise, in privately negotiated or open market transactions. As of October 1, 2016, the fair value of the 9.125% note was $805.8 million based on quoted market prices.
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
The Issuers have the option to redeem the 9.125% notes, in whole or in part, at any time during the 12-month periods commencing on November 1, 2015 and 2016 at redemption prices, expressed as percentages of principal amount of the 9.125% notes to be redeemed, of 102.281% and 100.000%, respectively, plus accrued and unpaid interest thereon, if any, to, but excluding, the applicable redemption date.
Upon the occurrence of a defined change of control event, the Issuers must give holders of notes the opportunity to sell the Issuers their 9.125% notes at 101% of their face amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The 9.125% note contains covenants limiting the Issuers’ ability and the ability of their restricted subsidiaries to, among other things: pay dividends or distributions, repurchase equity, prepay junior debt and make certain investments; incur additional debt or issue certain disqualified stock and preferred stock; incur liens on assets; merge or consolidate with another company or sell all or substantially all assets; enter into transactions with affiliates; and enter into agreements that would restrict our subsidiaries to pay dividends or make other payments to us. These covenants are subject to important exceptions and qualifications as described in the indenture governing the 9.125% note. Most of these covenants will cease to apply for so long as the 9.125% notes have investment grade ratings from both Moody’s Investors Service, Inc. and Standard & Poor’s. As of October 1, 2016, we are in compliance with the applicable covenants.
For further information on our 9.125% note, see Note 7. “Long-Term Debt” in Part I, Item 1. “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
ABL Facilities
We have the ABL facilities which provides up to $213.0 million (comprised of a $141.5 million U.S. facility and a $71.5 million Canadian facility) pursuant to a Revolving Credit Agreement (the “Revolving Credit Agreement”) most recently amended and restated in February 19, 2016. As of October 1, 2016, there was $80.0 million drawn under our ABL facilities and $61.3 million available for additional borrowings. The weighted average per annum interest rate applicable to borrowings under the U.S. facility and the Canadian facility of the ABL facilities was 3.3% and 4.8%, respectively, as of October 1, 2016. We had letters of credit outstanding of $22.3 million as of October 1, 2016 primarily securing insurance policy deductibles, certain lease facilities and our purchasing card program. As of October 1, 2016, the revolving credit agreement under the ABL facilities will be due in less than twelve months. As a result, all outstanding borrowing drawn under the ABL facilities were classified as a component of total current liabilities on the Condensed and Consolidated Balance Sheet.
Borrowings under the ABL facility bears interest, at our option, at the rate equal to (1) the London Interbank Offered Rate (“LIBOR”) (for eurodollar loans under the U.S. facility) or the Canadian Dealer Offered Rate (“CDOR”) (for loans under the Canadian facility), plus an applicable margin of 2.25% as of October 1, 2016, or (2) the alternate base rate (for alternate base rate loans under the U.S. facility, which is the highest of a prime rate, the Federal Funds Effective Rate plus 0.50% and a one-month LIBOR rate plus 1.0% per annum) or the alternate Canadian base rate (for loans under the Canadian facility, which is the higher of a Canadian prime rate and the 30-day CDOR plus 1.0%), plus an applicable margin of 1.25% as of October 1, 2016, in each case, which interest rate margin may vary in 25 basis point increments between three pricing levels determined by reference to the average excess availability in respect of the U.S. and Canadian revolving credit loans. In addition to paying interest on outstanding principal under the ABL facilities, we are required to pay a commitment fee in respect of the U.S. and Canadian revolving credit loans, payable quarterly in arrears, at 0.375%.
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
The Revolving Credit Agreement, as amended and restated in 2016, contains customary representations and warranties and customary affirmative and negative covenants. There are no financial covenants included in the Revolving Credit Agreement as amended, other than a springing fixed charge coverage ratio of at least 1.00 to 1.00. The fixed charge coverage ratio was 1.29:1.00 for the four consecutive fiscal quarter test period ended October 1, 2016 based upon consolidated adjusted EBITDA of 112.4 million in accordance with the Revolving Credit Agreement, as amended. We have not triggered such fixed charge coverage ratio covenant as of October 1, 2016, as excess availability of $50.4 million as of such date was in excess of the covenant trigger threshold. We do not expect to trigger such covenant for fiscal year 2016. Should the current economic conditions or other factors described herein cause our results of operations to deteriorate beyond our expectations, we may trigger such covenant and, if so triggered, may not be able to satisfy such covenant and be forced to refinance such debt or seek a waiver. Even if new financing is available, it may not be available on terms that are acceptable to us. If we are required to seek a waiver, we may be required to pay significant amounts to the lenders under our ABL facilities to obtain such a waiver.
In addition to the financial covenant described above, certain incurrences of debt and investments require compliance with financial covenants under the Revolving Credit Agreement, as amended, and the related indenture. The breach of any of these covenants could result in a default under the Revolving Credit Agreement, as amended, and the related indenture, and the lenders or note holders, as applicable, could elect to declare all amounts borrowed due and payable. See Part 1, Item 1A. “Risk Factors” in our Annual Report. We were in compliance with such financial covenants as of October 1, 2016.
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
For further information on our ABL facility, see Note 7. “Long-Term Debt” in Part I, Item 1. “Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.
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
Effects of Inflation
The principal raw materials used by us are vinyl resin, aluminum, steel, resin stabilizers and pigments, glass, window hardware, and packaging materials, as well as diesel fuel, all of which have historically been subject to price changes. Raw material pricing on our key commodities has fluctuated significantly over the past several years. Our freight costs may also fluctuate based on changes in gasoline and diesel fuel costs related to our trucking fleet. Our ability to maintain gross margin levels on our products during periods of rising raw material costs and freight costs depends on our ability to obtain selling price increases. Furthermore, the results of operations for individual quarters can and have been negatively impacted by a delay between the timing of raw material cost increases and price increases on our products. There can be no assurance that we will be able to maintain the selling price increases already implemented or achieve any future price increases. At October 1, 2016, we had no raw material hedge contracts in place.
Forward-Looking Statements
All statements (other than statements of historical facts) included in this report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	declines in remodeling and home building industries, economic conditions and changes in interest rates, foreign currency exchange rates and other conditions;

•	our substantial level of indebtedness and our ability to refinance such indebtedness;

•	our ability to comply with certain financial covenants in our debt instruments and the restrictions such covenants impose on our ability to operate our business;

•	our ability to generate sufficient cash, or access capital resources, to service all our debt obligations, working capital needs and planned capital expenditures;

•	deteriorations in availability of consumer credit, employment trends, levels of consumer confidence and spending and consumer preferences;

•	increases in competition from other manufacturers of vinyl and metal exterior residential building products as well as alternative building products;

•	our substantial fixed costs;

•	delays in the development of new or improved products or our inability to successfully develop new or improved products;

•	changes in raw material costs and availability of raw materials and finished goods;

•	consolidation of our customers;

•	increases in union organizing activity;

•	changes in weather conditions;

•	our history of operating losses;

•	our ability to attract and retain qualified personnel;

•	in the event of default under our debt instruments, the ability of creditors under our debt instruments to foreclose on our collateral;

•	any impairment of goodwill or other intangible assets;

•	future recognition of our deferred tax assets;

•	increases in mortgage rates, changes in mortgage interest deductions and the reduced availability of financing;

•	our exposure to foreign currency exchange risk;

•	our control by investment funds affiliated with Hellman & Friedman, LLC; and

•	the other factors discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 and elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
From time to time, we may have outstanding borrowings under the ABL facilities and may incur additional borrowings for general corporate purposes, including working capital and capital expenditures. As of October 1, 2016, the weighted average per annum interest rates applicable to outstanding revolving loans under the U.S. portion and Canadian portion of the ABL facilities were 3.26% and 4.75%, respectively. In our option, the per annum interest rates applicable under the ABL facilities are approximately equal to either a United States or Canadian adjusted base rate plus an applicable margin ranging from 0.75% to 1.25%, or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, with the applicable margin in each case depending on our quarterly average “excess availability” as defined in the credit facilities.
As of October 1, 2016, we had borrowings outstanding of $80.0 million under the ABL facilities. The effect of a 1.00% increase or decrease in interest rates would increase or decrease the total annual interest expense by $0.8 million.
We have $830.0 million aggregate principal amount of 9.125% notes outstanding as of October 1, 2016 that bear a fixed interest rate of 9.125% and mature in 2017. The fair value of our 9.125% notes is sensitive to changes in interest rates. In addition, the fair value is affected by our overall credit rating, which could be impacted by changes in our future operating results. These 9.125% notes have an estimated fair value of $805.8 million based on quoted market prices as of October 1, 2016.
Foreign Currency Exchange Risk
Our revenues are generated primarily from domestic customers and are realized in U.S. dollars. However, we realize revenues from sales made through our Canadian distribution centers in Canadian dollars. Our Canadian manufacturing facilities acquire raw materials and supplies from U.S. vendors, which results in foreign currency transactional gains and losses upon settlement of the obligations. Payment terms among Canadian manufacturing facilities and these vendors are short-term in nature. We may, from time to time, enter into foreign exchange forward contracts with maturities of less than three months to reduce our exposure to fluctuations in the Canadian dollar. As of October 1, 2016, we were a party to foreign exchange forward contracts for Canadian dollars, the value of which was immaterial.
A 10% strengthening or weakening from the levels experienced during the nine month ended October 1, 2016 of the U.S. dollar relative to the Canadian dollar would have resulted in an approximate $8.6 million decrease or increase, respectively, in comprehensive loss for the nine months ended October 1, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Claims
The Woodbridge, New Jersey facility of our wholly owned subsidiary, Gentek Building Products, Inc. (“Gentek”), is currently the subject of an investigation and/or remediation before the New Jersey Department of Environmental Protection (“NJDEP”) under ISRA Case No. E20030110. Previous operations at the facility resulted in soil and groundwater contamination in certain areas of the property. In 1999, the property owner and Gentek signed a remediation agreement with NJDEP, pursuant to which the property owner and Gentek agreed to continue an investigation/remediation that had been commenced pursuant to a Memorandum of Agreement with NJDEP. Under the remediation agreement, NJDEP required posting of a remediation funding source of $0.1 million, which is currently satisfied by a $0.3 million standby letter of credit that was provided by Gentek to the NJDEP. During 2014, the delineation studies were completed and in early 2015 the Company was presented with several remedial plans. Based on the alternatives presented, the Company identified what it believed to be the most likely option and recorded the minimum liability for that option, which totaled $1.0 million as of January 3, 2015, the balance of which remains unchanged as of October 1, 2016. We believe this matter will not have a material adverse effect on our financial position, results of operations or liquidity.
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

ASSOCIATED MATERIALS, LLC
(Registrant)

Date:	October 28, 2016	By:	/s/ Scott F. Stephens
Scott F. Stephens
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Associated Materials, LLC (incorporated by reference to Exhibit 3.1 to Associated Materials, LLC’s Annual Report on Form 10-K, filed with the SEC on March 25, 2008).

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